Form 10-K
period 2010-12-31
American Assets Trust, Inc.
filed 2011-03-30
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35030

AMERICAN ASSETS TRUST, INC.

(Exact Name of Registrant as Specified in its charter)

Maryland	27-3338708
(State of Organization)	(IRS Employer Identification No.)

11455 El Camino Real, Suite 200, San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 350-2600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: Not Applicable. The common stock of the Registrant did not commence trading on the New York Stock Exchange until January 13, 2011. As of March 15, 2011, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $504.3 million.

The number of Registrant’s common shares outstanding on March 15, 2011 was 39,159,840.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN ASSETS TRUST, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2010

Forward Looking Statements.

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our pro forma financial statements and all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	fluctuations in interest rates and increased operating costs;

•	risks related to joint venture arrangements;

•	our failure to obtain necessary outside financing;

•	on-going litigation;

•	general economic conditions;

•	financial market fluctuations;

•	risks that affect the general retail environment;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to continue to qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Item 1A. Risk Factors.”

PART I

ITEM 1.	BUSINESS

General

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our operating partnership.

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high barrier-to-entry markets primarily in Southern California, Northern California and Hawaii. Subsequent to the completion of our initial public offering and certain formation transactions, as described below, which closed on January 19, 2011, our portfolio is comprised of ten retail shopping centers; five office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Our core markets include San Diego, the San Francisco Bay Area and Oahu, Hawaii.

We were formed in July 2010 as a REIT under the laws of the State of Maryland. We operate in a manner intended to qualify us as a REIT for tax purposes pursuant to provisions of the Internal Revenue Code of 1986, as amended, or the Code. In connection with our initial public offering, we engaged in certain formation transactions, or the Formation Transactions. The Formation Transactions were designed to enable us to (1) consolidate the ownership of our property portfolio under our operating partnership; (2) succeed to the property management business of American Assets, Inc., or AAI; (3) facilitate our initial public offering; and (4) qualify as a real estate investment trust for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011.

Our Predecessor, which is not a legal entity but rather a combination of certain real estate entities, includes (1) entities owned and/or controlled by Ernest S. Rady and his affiliates, including the Ernest Rady Trust U/D/T March 10, 1983, which in turn owned controlling interests in 17 properties and the property management business of AAI, or the controlled entities, and (2) noncontrolling interests in entities owning four properties, or the noncontrolled entities.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:

•

Irreplaceable Portfolio of High Quality Retail and Office Properties. We have acquired and developed a high quality portfolio of retail and office properties located in affluent neighborhoods and sought-after business centers in Southern California, Northern California, Oahu, Hawaii and San Antonio, Texas. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.

•	Experienced and Committed Senior Management Team with Strong Sponsorship. The members of our senior management team have significant experience in all aspects of the commercial real estate industry.

•

Properties Located in High-Barrier-to-Entry Markets with Strong Real Estate Fundamentals. Our core markets currently include San Diego, the San Francisco Bay Area and Oahu, Hawaii, which we believe have attractive long-term real estate fundamentals driven by favorable supply and demand characteristics.

•

Extensive Market Knowledge and Long-Standing Relationships Facilitate Access to a Pipeline of Acquisition and Leasing Opportunities. We believe that our in-depth market knowledge and extensive network of long-standing relationships in the real estate industry provide us access to an ongoing pipeline of attractive acquisition and investment opportunities in and near our core markets, while also facilitating our leasing efforts and providing us with opportunities to increase occupancy rates at our properties.

•

Internal Growth Prospects through Development, Redevelopment and Repositioning. The development and redevelopment potential at several of our properties presents compelling growth prospects and our expertise enhances our ability to capitalize on these opportunities.

•

Broad Real Estate Expertise with Retail and Office Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant experience and expertise in the retail and office asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities.

Business and Growth Strategies

Our primary business objectives are to increase operating cash flows, generate long-term growth and maximize stockholder value. Specifically, we pursue the following strategies to achieve these objectives:

•

Capitalizing on Acquisition Opportunities in High-Barrier-to-Entry Markets. We intend to pursue growth through the strategic acquisition of attractively priced, high quality properties that are well located in their submarkets, focusing on markets that generally are characterized by strong supply and demand characteristics, including high barriers to entry and diverse industry bases, that appeal to institutional investors.

•

Repositioning/Redevelopment and Development of Office and Retail Properties. Our strategy is to selectively reposition and redevelop several of our existing or newly-acquired properties, and we will also selectively pursue ground-up development of undeveloped land where we believe we can generate attractive risk-adjusted returns.

•

Disciplined Capital Recycling Strategy. Our strategy is to pursue an efficient asset allocation strategy that maximizes the value of our investments by selectively disposing of properties whose returns appear to have been maximized and redeploying capital into acquisition, repositioning, redevelopment and development opportunities with higher return prospects, in each case in a manner that is consistent with our qualification as a REIT.

•

Proactive Asset and Property Management. We actively manage our properties, employ targeted leasing strategies, leverage our existing tenant relationships and focus on reducing operating expenses to increase occupancy rates at our properties, attract high quality tenants and increase property cash flows, thereby enhancing the value of our properties.

Employees

At March 15, 2011, we had 110 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Tax Status

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2011. We believe that our organization and method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income to our stockholders.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all but one of our properties are located in California and Hawaii, which are areas subject to an increased risk of earthquakes. While we will carry earthquake insurance on certain of our properties in Hawaii, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Potential losses from earthquakes in California and Hawaii may not be covered by insurance.” We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including laws such as the ADA, and the Fair Housing Amendment Act of 1988, or FHAA, that impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resource. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through an escrow funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board—Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio. However, the assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.

As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities.

Competition

We compete with a number of developers, owners and operators of retail, office, mixed-use and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

We also face competition when pursuing acquisition and disposition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise be in a better position to acquire a property. Competition may also have the effect of reducing the number of suitable acquisition opportunities available to us, increase the price required to consummate an acquisition opportunity and generally reduce the demand for retail, office, mixed-use and multifamily space in our markets. Likewise, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.

Segments

We operate in three business segments: retail, office and multifamily. Information related to our business segments for 2010, 2009 and 2008 is set forth in footnote 14 to our Predecessor financial statements in Item 8 of this Report. Upon completion of our initial public offering in January 2011, we added a fourth operating segment, a mixed-use segment. Our mixed-use segment is comprised of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. This hotel and the related retail space are located at the same property and are viewed by our management as a single, integrated mixed-use asset, and as such, are operated by us as a separate segment.

Tenants Accounting for over 10% of Revenues

None of our tenants accounted for more than 10% of total Predecessor revenues in any of the years ended December 31, 2010, 2009 and 2008.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission, or the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.americanassetstrust.com, or by contacting our Secretary at our principal offices, which are located at 11455 El Camino Real, Suite 200, San Diego, California 92130. Our telephone number is (858) 350-2600. The information contained on our website is not a part of this report and is not incorporated herein by reference.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policies and Procedures for Complaints Regarding Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website.

ITEM 1A. RISK FACTORS

The following section includes the most significant factors that may adversely affect our business and operations. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1. The discussion of risk factors focuses on risks subsequent to our initial public offering and the Formation Transactions related to operations of our company and our entire property portfolio.

Risks Related to Our Business and Operations

Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in California, Hawaii and Texas, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.

Our properties are located in California, Hawaii and Texas, and substantially all of our properties (19 out of the total 20) are concentrated in California and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires and other events). For example, both California and Hawaii experienced economic downturns in recent years. In addition, San Francisco has experienced an increase in the office vacancy rate and softer rents, including for premier view-space in the central business district. As such, our retail properties located in the greater San Diego area and our office properties located in San Francisco were impacted by these conditions. Similarly, our properties in Hawaii were impacted by the effects of reduced tourism in Hawaii as a result of the economic downturn. If there is a further downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in either of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for retail, office, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California or Hawaii markets, or any decrease in demand for retail, office, mixed-use or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.

At December 31, 2010, we had total debt outstanding of $1.2 billion. Upon completion of our initial public offering and the Formation Transactions on January 19, 2011, our outstanding indebtedness was $879.0 million, a substantial portion of which is guaranteed by our operating partnership, and we may incur significant additional debt to finance future acquisition and development activities. On January 19, 2011, we entered into a revolving credit facility of $250.0 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

We depend on significant tenants in our office properties, and a bankruptcy, insolvency or inability to pay rent of any of these tenants may adversely affect the income produced by our office properties and could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

As of December 31, 2010, the three largest tenants in our office portfolio—salesforce.com, inc., Del Monte Corporation and Insurance Company of the West—represented approximately 36.1% of the total annualized base rent in our office portfolio. In 2011, salesforce.com, inc. will begin to expand into the space that will be vacated by Del Monte Corporation, whose leases will be ending. At that time DLA Piper will become our third largest tenant. DLA Piper has vacated its 69,656 square foot space in conjunction with its relocation to a new office building but will continue to pay rent on its space until its lease expires in February 2012. As of December 31, 2010, all of DLA Piper’s vacated space had been subleased. We will continue to collect rent from DLA Piper through February 2012 regardless of whether the space remains subleased. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2010, salesforce.com, Inc., Del Monte Corporation, Insurance Company of the West and DLA Piper represented approximately 14.3%, 13.8%, 8.0% and 6.0%, respectively, of the total office portfolio annualized base rent. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

Our retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Our retail shopping center properties typically are anchored by large, nationally recognized tenants. At any time, our tenants may experience a downturn in their business that may weaken significantly their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.

Loss of, or a store closure by, an anchor or major tenant could significantly reduce our occupancy level or the rent we receive from our retail properties, and we may not have the right to re-lease vacated space or we may be unable to re-lease vacated space at attractive rents or at all. Moreover, in the event of default by a major tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties. The occurrence of any of the situations described above, particularly if it involves an anchor tenant with leases in multiple locations, could seriously harm our performance and could adversely affect the value of the applicable retail property.

For example, on February 16, 2011, Borders filed for bankruptcy under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Borders is a tenant at three of our properties with an aggregate of 59,615 leased square feet for an aggregate annualized base rent of $1.3 million as of December 31, 2010. Although Borders’ initial store closure list did not include any stores at our properties, we were informed on or about March 18, 2011 that Borders intended to reject our lease at Waikele Center. Our two remaining leases with Borders, at Del Monte Center and Alamo Quarry Market, may be modified or terminated in the near term and as such we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under such leases. In addition, these proceedings or the loss of Borders as a tenant at any of these properties may (1) decrease customer traffic for our other tenants at these properties, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for these properties.

As of December 31, 2010, our largest anchor tenants were Lowe’s, Kmart and Foodland Super Market, Ltd., which together represented approximately 15.1% of our total annualized base rent of our retail portfolio in the aggregate, and 6.2%, 5.4% and 3.5%, respectively, of the annualized base rent generated by our retail properties. Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Although we are currently collecting the rent for the leased premises, Foodland Super Market, Ltd.’s lease expires in 2014 and it is unlikely that it will renew its lease with us. In the event that Foodland Super Market, Ltd. does not renew its lease with us, there can be no assurances that we will be able to re-lease such premises at market rents, or at all, which may materially adversely affect our financial condition, results of operations, cash flow and cash available for distribution and our ability to satisfy our debt service obligations.

Many of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our performance or the value of the applicable retail property.

Many of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (1) the presence of a certain anchor tenant or tenants; (2) the continued operation of an anchor tenant’s store; and (3) minimum occupancy levels at the applicable retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to a reduction of its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the applicable retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or tenants’ rights to terminate their leases early or to a reduction of their rent, our performance or the value of the applicable retail property could be adversely affected.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

As of December 31, 2010, leases representing 6.2% of the square footage and 11.6% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2011, and an additional 6.7% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply and deterioration in the multifamily market stemming from the ongoing recession, and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.

Our business strategy involves the acquisition of retail, office, mixed-use and multifamily properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•	even if we enter into agreements for the acquisition of properties, these agreements are subject to conditions to closing, which we may be unable to satisfy; and

•	we may be unable to finance the acquisition on favorable terms or at all.

If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could slow our growth.

We face significant competition for acquisitions of real properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.

The current market for acquisitions continues to be extremely competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We also face significant competition for attractive acquisition opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and/or reducing the rents we can charge and, as a result, adversely affecting our operating results.

Our future acquisitions may not yield the returns we expect, and we may otherwise be unable to operate these properties to meet our financial expectations, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenues do not increase, causing our results of operations to be adversely affected.

Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues decline, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If we are unable to decrease operating costs when demand for our properties decreases and our revenues decline, our financial condition, results of operations and our ability to make distributions to our stockholders may be adversely affected.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance the properties when the loans become due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreement.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Some of our financing arrangements involve balloon payment obligations, which may adversely affect our ability to make distributions.

Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Failure to hedge effectively against interest rate changes may adversely affect financial condition, results of operations, cash flow and per share trading price of our common stock.

Subject to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.

Our revolving credit facility restricts our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

Our revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments (including certain capital expenditures);

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to stockholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, our credit facility contains specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including the recent dislocations in the credit markets and general global economic downturn. These conditions, or similar conditions existing in the future, may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock as a result of the following potential consequences, among others:

•	decreased demand for retail, office, mixed-use and multifamily space, which would cause market rental rates and property values to be negatively impacted;

•

reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•

our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense; and

•

one or more lenders under our credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

In addition, the economic downturn has adversely affected, and may continue to adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large retailing companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our shopping centers.

A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware, including without limitation electronic books, or “eBooks,” and eBook readers and digital distribution of content. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. We believe that the competitive pressure from these technologies has contributed to the declaration of bankruptcy by Borders, which is a tenant in three of our retail properties with an aggregate of 59,615 leased square feet for an aggregate annualized base rent of $1.3 million as of December 31, 2010. Although Borders’ initial store closure list did not include any stores at our properties, we were informed on or about March 18, 2011 that Borders intended to reject our lease at Waikele Center. Our two remaining leases with Borders, at Del Monte Center and Alamo Quarry Market, may be modified or terminated in the near term and as such we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of such leases. In addition, these proceedings or the loss of Borders as a tenant at any of these properties may (1) decrease customer traffic for our other tenants at these properties, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for these properties.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

We have limited operating history as a REIT or a publicly traded company and may not be able to successfully operate as a REIT or a publicly traded company.

We have limited operating history as a REIT or a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002. We will be required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange, or NYSE, listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. See “—Risks Related to Our Status as a REIT—Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.”

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We recently completed the initial public offering of our common stock. As a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act, standards that we are required to meet in the course of preparing our audited consolidated financial statements as of and for the year ended December 31, 2011. Although we have documentation of our internal controls, we do not fully test our compliance with these controls in accordance with Section 404 of the Sarbanes-Oxley Act.

If, as a newly public company, we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the adequacy of our internal control over financial reporting in future periods. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis and may suffer adverse regulatory consequences or violations of applicable stock exchange listing. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flow and per share trading price of our common stock to be adversely affected.

To the extent adverse economic conditions continue in the real estate market and demand for retail, office, mixed-use and multifamily space remains low, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could cause an adverse effect to our financial condition, results of operations, cash flow and per share trading price of our common stock.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time, which could negatively impact our ability to generate cash flow growth.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the California, Hawaii and Texas real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

We are subject to the business, financial and operating risks inherent to the hospitality industry, including competition for guests with other hospitality properties and general and local economic conditions that may affect demand for travel in general, any of which could adversely affect the revenues generated by our hospitality properties.

Because we own the Waikiki Beach Walk—Embassy Suites™ in Hawaii and the Santa Fe Park RV Resort in California, we are susceptible to risks associated with the hospitality industry, including:

•	competition for guests with other hospitality properties, some of which may have greater marketing and financial resources than the managers of our hospitality properties;

•

increases in operating costs from inflation, labor costs (including the impact of unionization), workers’ compensation and healthcare related costs, utility costs, insurance and other factors that the managers of our hospitality properties may not be able to offset through higher rates;

•	the fluctuating and seasonal demands of business travelers and tourism, which seasonality may cause quarterly fluctuations in our revenues;

•	general and local economic conditions that may affect demand for travel in general;

•	periodic oversupply resulting from excessive new development; and

•

unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, including pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as earthquakes or wildfires.

If our hospitality properties do not generate sufficient revenues, our financial position, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to you may be adversely affected.

We must rely on third-party management companies to operate the Waikiki Beach Walk—Embassy Suites™ in order to qualify as a REIT under the Code, and, as a result, we will have less control than if we were operating the hotel directly.

In order for us to qualify as a REIT, we have leased the Waikiki Beach Walk—Embassy Suites™ to WBW Hotel Lessee, LLC, our TRS lessee, and engaged a third party management company to operate our hotel. While we have some input into operating decisions for the hotel leased by our TRS lessee and operated under a management agreement, we will have less control than if we managed the hotel ourselves. Even if we believe that our hotel is not being operated efficiently, we may not have sufficient rights under the management agreement to enable us to force the management company to change its method of operation. We cannot assure you that the management company will successfully manage our hotel. A failure by the management company to successfully manage the hotel could lead to an increase in our operating expenses or a decrease in our revenue, or both, which could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

If our relationship with the franchisor of the Waikiki Beach Walk—Embassy Suites™ was to deteriorate or terminate, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We cannot assure you that disputes between us and the franchisor of the Waikiki Beach Walk—Embassy Suites™ will not arise. If our relationship with the franchisor were to deteriorate as a result of disputes regarding the franchise agreement under which our hotel operates or for other reasons, the franchisor could, under certain circumstances, terminate our current license with them or decline to provide licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our franchisor, Embassy Suites™, could cause us to expend additional funds on upgraded operating standards, which may adversely affect our results of operations and reduce cash available for distribution to stockholders.

Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment based on operating performance over a trailing 36-month period, which we expect could be as high as approximately $4 million based on operating performance through December 31, 2010. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.

Embassy Suites™, our franchisor, has a right of first offer with respect to the Waikiki Beach Walk—Embassy Suites™, which may limit our ability to obtain the highest price possible for the hotel.

Pursuant to the terms of our franchise agreement for the Waikiki Beach Walk—Embassy Suites™, the franchisor has a right of first offer to purchase the hotel if we propose to sell all or a portion of the hotel or any interest therein. In the event that we choose to dispose of the hotel, we would be required to notify the franchisor, prior to offering the hotel to any other potential buyer, of the price and conditions on which we would be willing to sell the hotel, and the franchisor would have the right, within 30 days of receiving such notice, to make an offer to purchase the hotel. If the franchisor makes an offer to purchase that is equal to or greater than the price and on substantially the same terms set forth in our notice, then we will be obligated to sell the hotel to the franchisor at that price and on those terms. If the franchisor makes an offer to purchase for less than the price stated in our notice or on less favorable terms, then we may reject the franchisor’s offer. The existence of this right of first offer could adversely impact our ability to obtain the highest possible price for the hotel as, during the term of the franchise agreement, we would not be able to offer the hotel to potential purchasers through a competitive bid process or in a similar manner designed to maximize the value obtained for the property without first offering to sell this property to the franchisor.

Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays and other contingencies, any of which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock.

We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities:

•	unsuccessful development or redevelopment opportunities could result in direct expenses to us;

•	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•

time required to complete the construction or redevelopment of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;

•	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;

•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

•

occupancy rates and rents of a completed project may not be sufficient to make the project profitable; our ability to dispose of properties developed or redeveloped with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Rady, Chamberlain and Barton, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

Mr. Rady is involved in outside businesses, which may interfere with his ability to devote time and attention to our business and affairs.

We rely on our senior management team, including Mr. Rady, for the day-to-day operations of our business. Our employment agreement with Mr. Rady requires him to devote a substantial portion of his business time and attention to our business. Mr. Rady continues to serve as chairman of the board of directors and president of American Assets, Inc. and chairman of the board of directors of Insurance Company of the West. As such, Mr. Rady has certain ongoing duties to American Assets, Inc. and Insurance Company of the West that could require a portion of his time and attention. Although we expect that Mr. Rady will continue to devote a substantial majority of his business time and attention to us, we cannot accurately predict the amount of time and attention that will be required of Mr. Rady to perform such ongoing duties. To the extent that Mr. Rady is required to dedicate time and attention to American Assets, Inc. and/or Insurance Company of the West, his ability to devote a substantial majority of his business time and attention to our business and affairs may be limited and could adversely affect our operations.

We may be subject to on-going or future litigation, including existing claims relating to the entities that owned our properties prior to the Formation Transactions and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

We may be subject to on-going litigation, including claims in existence prior to the completion of the Formation Transactions relating to the entities that previously owned our properties and operated the businesses at our properties and otherwise in the ordinary course of business. Upon the completion of our initial public offering, we succeeded, as a result of completing the Formation Transactions, to certain claims arising in the ordinary course of business for unlawful detainer/eviction against certain tenants, damages for alleged breaches of leases, personal injury for slip-and-fall cases and claims with respect to the access and use of the properties by disabled persons under the ADA. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. In addition, we may become subject to litigation in connection with the Formation Transactions in the event that prior investors dispute the valuation of their respective interests, the adequacy of the consideration received by them in the Formation Transactions or the interpretation of the agreements implementing the Formation Transactions. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

American Assets, Inc., the Rady Trust and Mr. Rady are subject to on-going litigation the defense of and attention to which may interfere with Mr. Rady’s ability to devote time and attention to our business and affairs.

American Assets, Inc. (which is a prior investor in our properties and was a participant in the Formation Transactions), the Rady Trust and Mr. Rady are subject to on-going litigation, alleging, among other things, that

Mr. Rady breached his fiduciary duties to the plaintiffs in his capacity as an officer, director and controlling shareholder of American Assets, Inc. The claims brought by the various plaintiffs include direct and derivative claims for an accounting, injunctive and declaratory relief, and involuntary dissolution of American Assets, Inc., in addition to claims for an unspecified amount of damages. To the extent that Mr. Rady devotes time and attention to the defense of these matters, he may be limited in his ability to devote time and attention to our business and affairs.

Potential losses from earthquakes in California and Hawaii may not be covered by insurance.

Many of the properties we currently own are located in California and Hawaii, which are areas especially subject to earthquakes. While we will carry earthquake insurance on certain of our properties in Hawaii, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of an earthquake, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties. For example, if we experienced a substantial or comprehensive loss of Torrey Reserve Campus in San Diego, California, reconstruction could be delayed or prevented by the California Coastal Commission, which regulates land use in the California coastal zone.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Consequently, with respect to any such arrangement we may enter into in the future, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/ or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

Increased competition and increased affordability of residential homes could limit our ability to retain our residents, lease apartment homes or increase or maintain rents at our multifamily apartment communities.

Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental homes, as well as owner occupied single-and multifamily homes. Competitive housing in a particular area and an increase in the affordability of owner occupied single and multifamily homes due to, among other things, declining housing prices, oversupply, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, or the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

Recently, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and the real estate industry, including local oversupply, reduction in demand or adverse changes in financial conditions of buyers, sellers and tenants of properties, which could decrease revenues or increase costs, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock.

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	local oversupply or reduction in demand for retail, office, mixed-use or multifamily space;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•

vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below market renewal options, and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changing submarket demographics; and

•	changing traffic patterns.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreement, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the current economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All of the properties in our portfolio that are located in California will be reassessed as a result of our initial public offering and the Formation Transactions. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay any expected dividends to our stockholders could be adversely affected.

As an owner of real estate, we could incur significant costs and liabilities related to environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through an escrow funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board—Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio. However, the assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.

As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to you or that such costs or other remedial measures will not have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

In addition, federal and state laws and regulations, including laws such as the ADA and the FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow and per share trading price of our common stock.

Risks Related to Our Organizational Structure

Ernest S. Rady and his affiliates, directly or indirectly, own a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our operating partnership, including the approval of significant corporate transactions.

As of March 15, 2011, Mr. Rady and his affiliates owned approximately 13.8% of our outstanding common stock and 26.5% of our outstanding common units, which together represent an approximate 35.9% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the operating partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Maryland law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company.

Under Maryland law, a general partner of a Maryland limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the partnership agreement or Maryland law consistently with the obligation of good faith and fair dealing. The partnership agreement provides that, in the event of a conflict between the interests of our operating partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our operating partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of the operating partnership under its partnership agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our operating partnership, owe to the operating partnership and its partners.

Additionally, the partnership agreement provides that we will not be liable to the operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our operating partnership must indemnify us, our directors and officers, officers of our operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action. No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the partnership agreement of our operating partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the operating partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.

We assumed unknown liabilities in connection with the Formation Transactions, and any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited.

As part of the Formation Transactions, we acquired entities and assets that were subject to existing liabilities, some of which may be unknown or unquantifiable. These liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with our predecessor entities (that had not been asserted or threatened prior to our initial public offering), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Our charter contains certain ownership limits with respect to our stock. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial or constructive ownership by any person of more than 7.275% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 7.275% in value of the aggregate outstanding shares of all classes and series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. Our board of directors has granted to each of (1) Mr. Rady (and certain of his affiliates), (2) Cohen & Steers Management, Inc. and (3) RREEF America L.L.C. an exemption from the ownership limits that will allow them to own, in the aggregate, up to 19.9%, 15% and 10%, respectively, in value or in number of shares, whichever is more restrictive, of our outstanding common stock, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:

•

discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•

result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, our board of directors has, by board resolution, elected to opt out of the business combination provisions of the MGCL. However, we cannot assure you that our board of directors will not opt to be subject to such business combination provisions of the MGCL in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our operating partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;

•	transfer restrictions on common units;

•	our ability, as general partner, in some cases, to amend the partnership agreement and to cause the

•

operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners; and

•

the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our operating partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of March 15, 2011, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, own approximately 32.0% of our outstanding common units and approximately 19.2% of our outstanding common stock, which together represent an approximate 45.0% beneficial interest in our company on a fully diluted basis.

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Tax protection agreements could limit our ability to sell or otherwise dispose of certain properties, even though a sale or disposition may otherwise be in our stockholders’ best interest.

In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our operating partnership, including Mr. Rady and his affiliates and an affiliate of Mr. Chamberlain, that provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, in a taxable transaction during the period from the closing of our initial public offering through the seventh anniversary of such closing, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. Notwithstanding the foregoing the operating partnership’s indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. The tax protected properties represented 33.5% of our portfolio’s annualized base rent as of December 31, 2010 and including total revenue for Waikiki Beach Walk—Embassy Suites™ for the 12 month period ended December 31, 2010. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Our tax protection agreements provide that during the period from the closing of our initial public offering through the seventh anniversary of such closing, our operating partnership will offer certain holders of common units the opportunity to guarantee its debt, and following such period, our operating partnership will use commercially reasonable efforts to provide such prior investors with debt guarantee opportunities. We will be required to indemnify such holders for their tax liabilities resulting from our failure to make such opportunities available to them (and any tax liabilities incurred as a result of the indemnity payment). Notwithstanding the foregoing the operating partnership’s indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. Subject to certain exceptions and limitations, such holders’ rights to guarantee opportunities will terminate for any given holder that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We agreed to these provisions in order to assist certain prior investors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

We may pursue less vigorous enforcement of terms of the contribution and/or merger and other agreements entered into in connection with the Formation Transactions with members of our senior management and our affiliates because of our dependence on them and conflicts of interest.

Each of Ernest S. Rady, our Executive Chairman, John W. Chamberlain, our Chief Executive Officer and President, and an affiliate of Robert F. Barton, our Executive Vice President and Chief Financial Officer, are parties to or have interests in contribution and/or merger agreements with us pursuant to which we acquired interests in our properties and assets pursuant to the Formation Transactions. In addition, certain of our executive officers are parties to employment agreements with us, and the Rady Trust has entered into a representation, warranty and indemnity agreement with us pursuant to which it made certain representations and warranties to us regarding the entities and assets acquired in the Formation Transactions and agreed to indemnify us and our operating partnership for breaches of such representations and warranties for one year after the completion of our initial public offering and the Formation Transactions. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our senior management and their affiliates, with possible negative impact on stockholders.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

We are a holding company with no direct operations and, as such, we will rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, claims of stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our operating partnership may issue additional partnership units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

We may, in connection with our acquisition of properties or otherwise, issue additional partnership units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. To the extent that our stockholders do not directly own partnership units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Our operating structure subjects us to the risk of increased hotel operating expenses.

Our lease with our TRS lessee requires our TRS lessee to pay us rent based in part on revenues from the Waikiki Beach Walk—Embassy Suites™. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessee’s ability to pay us rent due under the lease, including but not limited to the increases in:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and other operating expenses.

Increases in these operating expenses can have an adverse impact on our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot be assured that we will qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions they operate.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot be assured, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Our ownership of taxable REIT subsidiaries will be limited, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We own an interest in one taxable REIT subsidiary, our TRS lessee, and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities (including securities of one or more taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our taxable REIT subsidiaries and other nonqualifying assets will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our taxable REIT subsidiaries to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

We may in the future choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may have an adverse effect on the per share trading price of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 15% through the end of 2012. Dividends payable by REITs, however, generally are not eligible for the 15% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the 15% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Legislative or other actions affecting REITs could have a negative effect on us, including our ability to qualify as a REIT or the federal income tax consequences of such qualification.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Portfolio

As of December 31, 2010, the operating portfolio of our Predecessor was comprised of nine retail properties, four office properties and four multifamily properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). In addition, our Predecessor had noncontrolling investments in four properties at December 31, 2010, including one retail property, two office properties, and the mixed-use property. Upon completion of our initial public offering and the Formation Transactions we acquired, all of the four properties in which our Predecessor held noncontrolling interests, other than the Fireman’s Fund Headquarters. Upon completion of our initial public offering and the Formation Transactions, our operating portfolio was comprised of ten retail properties, five office properties, one mixed-use property and four multifamily properties with an aggregate of approximately 4.5 million rentable square feet of retail and office space in our retail and office portfolios; 97,000 square feet of retail space and a 369 room hotel in our mixed-use portfolio; and 922 residential units (including 122 RV spaces) in our multifamily portfolio. These 20 properties are located in the San Diego, San Francisco, Los Angeles, Honolulu and San Antonio markets. The following tables and discussion present an overview of our operating portfolio upon completion of our initial public offering and the Formation Transactions, based on information as of December 31, 2010. For the meanings of certain terms used in the tables and other important information, please see the discussion immediately following the tables and the footnotes contained within the table.

Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot	Annualized Net Effective Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	77,813	100.0%	$3,445,342	$44.28	$43.55
Carmel Mountain Plaza (1)	San Diego, CA	1994	13	520,228	82.0	8,865,141	20.78	20.37
South Bay Marketplace (1)	San Diego, CA	1997	9	132,873	100.0	2,036,884	15.33	15.21
Rancho Carmel Plaza	San Diego, CA	1993	3	30,421	74.5	731,205	32.26	32.06
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	95.5	5,127,194	25.62	24.82
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	98.1	5,348,132	22.10	21.79
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	674,224	98.7	8,730,275	13.12	12.23
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,535,028	131.52	131.12
Waikele Center	Waipahu, HI	1993/2008	9	537,965	94.3	16,431,279	32.39	32.37
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	589,479	97.5	11,919,997	20.74	20.51

Subtotal / Weighted Average			99	3,030,973	94.4%	$64,170,477	$22.43	$22.00

OFFICE PROPERTIES
Torrey Reserve	San Diego, CA	1996-2000	9	456,801	92.3%	$14,544,624	$34.48	$34.08
Solana Beach Corporate
Centre	Solana Beach, CA	1982/2005	4	211,951	81.6	6,062,763	35.05	36.39
Valencia Corporate Center	Santa Clarita, CA	1999-2007	3	194,268	78.9	4,364,807	28.48	28.66
160 King Street	San Francisco, CA	2002	1	167,986	92.8	5,408,569	34.69	36.83
The Landmark at One
Market (2)	San Francisco, CA	1917/2000	1	421,934	100.0	24,069,005	57.04	49.13

Subtotal / Weighted Average Office			18	1,452,940	91.3%	$54,449,768	$41.07	$38.87

Total / Weighted Average Retail and Office			117	4,483,913	93.4%	$118,620,245	$28.33	$27.34

Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot	Annualized Net Effective Rent per Leased Square Foot
Waikiki Beach Walk—Retail (3)	Honolulu, HI	2006	1	96,569	97.4%	$9,401,670	$99.96	$102.41

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room	Total Revenue
Waikiki Beach Walk—Hotel (4)	Honolulu, HI	2008	2	369 units	87.2%	$225.91	$196.95	$27,161,035

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	88.0%	$9,114,444	$1,575
Imperial Beach Gardens	Imperial Beach, CA	1959/2008-present	26	160	87.5	2,287,872	1,362
Mariner’s Point	Imperial Beach, CA	1986	8	88	97.7	1,073,880	1,041
Santa Fe Park RV Resort (5)	San Diego, CA	1971/2007-2008	1	126	78.0	737,640	625

Total / Weighted Average Multifamily			115	922	87.4%	$13,213,836	$1,366

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	6	127,112	$1,020,900
South Bay Marketplace	1	2,824	$81,540
Del Monte Center	2	295,100	$201,291
Alamo Quarry Market	4	31,994	$428,250

(2)	This property contains 421,934 net rentable square feet consisting of The Landmark at One Market (377,714 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from Paramount Group pursuant to a long-term master lease effective through June 30, 2016, which we have the option to extend until 2031 pursuant to three five-year extension options.
(3)	Waikiki Beach Walk—Retail contains 96,569 net rentable square feet consisting of 93,955 net rentable square feet that we own in fee and approximately 2,614 net rentable square feet of space in which we have a subleasehold interest pursuant to a sublease from First Hawaiian Bank effective through December 31, 2021.
(4)	Total revenue is total revenue for Waikiki Beach Walk—Embassy Suites™ for the 12-month period ended December 31, 2010.
(5)	The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 122 RV spaces and four apartments.

In the tables above:

•

The net rentable square feet for each of our retail properties and the retail portion of our mixed-use property is the sum of (1) the square footages of existing leases, plus (2) for available space, the field-verified square footage. The net rentable square feet for each of our office properties is the sum of (1) the square footages of existing leases, plus (2) for available space, management’s estimate of net rentable square feet based, in part, on past leases. The net rentable square feet included in such office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 1996 measurement guidelines.

•

Percentage leased for each of our retail and office properties is calculated as (1) square footage under commenced leases as of December 31, 2010, divided by (2) net rentable square feet, expressed as a percentage, while percentage leased for our multifamily properties is calculated as (1) total units rented as of December 31, 2010, divided by (2) total units available, expressed as a percentage.

•

Annualized base rent is calculated by multiplying (1) base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2010, by (2) 12. Annualized base rent per leased square foot is calculated by dividing (1) annualized base rent, by (2) square footage under commenced leases as of December 31, 2010. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2010 for (1) our retail and office portfolio and (2) our mixed-use portfolio will equal approximately $2.7 million and zero, respectively, for the 12 months ending December 31, 2011. Total abatements for leases in effect as of December 31, 2010 for our multifamily portfolio equaled approximately $700,000 for the 12 months ended December 31, 2010.

•

Average net effective annual base rent per leased square foot represents (1) the contractual base rent for leases in place as of December 31, 2010, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (2) square footage under commenced leases as of December 31, 2010.

•	Units represent the total number of units available for sale/rent at December 31, 2010.

•

Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2010, and is calculated by dividing (1) the number of units sold by (2) the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing (1) the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2010, by (2) the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2010 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units for the 12-month period ended December 31, 2010.

Tenant Diversification

At December 31, 2010, our operating portfolio upon completion of our initial public offering and the Formation Transactions had approximately 558 leases with office and retail tenants, of which 3 expired on December 31, 2010 and 11 had not yet commenced. Our residential properties had approximately 708 leases with residential tenants at December 31, 2010, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 60 leases with retailers. No one tenant or affiliated group of tenants accounted for more than 6.1% of our annualized base rent as of December 31, 2010 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding tenants with greater than $1.0 million annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2010.

Tenant	Number of Leases	Number of Properties	Property(ies)	Lease Expiration		Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total Retail and Office
salesforce.com, inc. (2)	2	1	The Landmark at One	6/30/19		133,782	2.9%	$7,801,308	6.1%
			Market	4/30/20
Del Monte Corporation (2)	2	1	The Landmark at One	3/31/11	(2)	93,110	2.0	7,521,086	5.9
			Market
Insurance Company of the West	3	2	Torrey Reserve Campus,	12/31/16	(3)	147,196	3.2	4,344,283	3.4
			Valencia Corporate Center	6/30/19
Lowe’s	1	1	Waikele Center	5/31/18		155,000	3.4	3,992,647	3.1
Kmart	1	1	Waikele Center	6/30/18		119,590	2.6	3,468,110	2.7
DLA Piper (4)	1	1	160 King Street	2/28/12		69,656	1.5	3,243,784	2.5
Microsoft (5)	2	1	The Landmark at One	12/31/12		45,795	1.0	2,885,085	2.3
			Market
Foodland Super Market (6)	1	1	Waikele Center	1/25/14		50,000	1.1	2,247,578	1.8
Autodesk (5)	2	1	The Landmark at One	12/31/15		46,170	1.0	2,202,706	1.7
			Market	12/31/17
Sports Authority	2	2	Carmel Mountain	11/30/13		90,722	2.0	2,076,602	1.6
			Plaza, Waikele Center	7/18/13
Ross Dress for Less	3	3	South Bay Marketplace,	1/31/13		81,125	1.8	1,595,826	1.2
			Lomas Santa Fe Plaza,	1/31/14
			Carmel Mountain Plaza
Borders (7)	3	3	Del Monte Center, Alamo	1/31/11		59,615	1.3	1,324,500	1.0
			Quarry Market, Waikele	11/30/12
			Center	1/31/14
California Bank & Trust	2	1	Torrey Reserve Campus	5/31/2019		29,985	0.7	1,323,222	1.0
				10/31/2019
Evelyn & Walter Haas Jr. Fund (5)	1	1	The Landmark at One	1/5/11		22,699	0.5	1,316,542	1.0
			Market
McDermott Will & Emery	1	1	Torrey Reserve Campus	11/30/18		25,044	0.5	1,271,636	1.0
Officemax	2	2	Alamo Quarry Market,	11/30/12		47,962	1.0	1,164,761	0.9
			Waikele Center	1/31/2014
Old Navy	3	3	Waikele Center, Alamo	7/31/12		59,780	1.3	*	*
			Quarry Market, South Bay Marketplace	9/30/12
				4/30/13
Vistage Worldwide, Inc.	1	1	Torrey Reserve Campus	6/30/13		36,980	0.8	1,131,588	0.9
Marshalls	2	2	Solana Beach Towne	1/13/15		68,055	1.5	1,106,146	0.9
			Centre, Carmel Mountain Plaza	1/31/19
Vons	1	1	Lomas Santa Fe Plaza	12/31/17		49,895	1.1	1,058,000	0.8
Wells Fargo	2	1	Torrey Reserve Campus	6/30/12		24,829	0.5	1,048,773	0.8
				9/30/15
Brown & Toland	1	1	160 King Street	7/31/17		53,148	1.2	1,037,420	0.8
Regal Cinemas	1	1	Alamo Quarry Market	3/31/18		72,447	1.6	1,014,258	0.8
Reading Cinemas	1	1	Carmel Mountain Plaza	7/31/13		34,561	0.8	904,189	0.7

TOTAL	41					1,617,146	35.3%	$55,080,050	42.9%

*	Data withheld at tenant’s request.
(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2010 for the applicable lease(s) by (ii) 12.
(2)	Del Monte Corporation did not renew its 101,229 square feet of office space at The Landmark at One Market (including 8,812 square feet subleased in the Annex) when its lease and sublease expired in December 2010, except to extend the term until March 31, 2011 on 93,110 square feet. Salesforce.com, which currently leases 133,782 square feet of office space of this property (including 8,812 square feet subleased in the Annex and 8,119 vacated by Del Monte Corporation on December 18, 2010), has signed a lease and a sublease to expand into the entire space to be vacated by Del Monte Corporation at a weighted average initial annualized base rent of $45.46 per square foot. Pursuant to the lease and sublease, terms for various portions of this expansion space run through April 2020 and May 2021, and salesforce.com will receive one year of free rent. Total abatements under the new lease and sublease are $4,276,899 in the aggregate, including $2,494,852 for the seven month period June 2011 through December 2011. Also, in conjunction with the aforementioned expansion, salesforce.com extended the term related to its existing space by an average of approximately 7.2 years at an initial annualized base rent of $44.49 per square foot commencing May 2011.
(3)	The earliest option termination date under this lease is June 30, 2012.
(4)	DLA Piper has leased two floors of 160 King Street. DLA Piper has vacated this space in conjunction with its relocation to a new office building and will continue to pay rent on this space until the lease expires in February 2012. As part of DLA Piper’s relocation, the manager of DLA Piper’s new building is responsible for subleasing DLA Piper’s vacated space in 160 King Street. We will continue to collect rent from DLA Piper through February 2012 regardless of whether the remaining space is subleased.
(5)	Autodesk has entered into leases to expand into the approximately 68,000 square feet of space currently leased by Microsoft and the Evelyn & Walter Haas Jr. Fund, or the Haas Fund. Since December 2007, Autodesk has subleased 45,795 square feet of space leased to Microsoft at The Landmark at One Market. We have entered into a lease with Autodesk, for Autodesk to take over this 45,795 square feet of space upon the termination of Microsoft’s lease in December 2012 at an initial annualized base rent of $47.00 per square foot. In addition, Autodesk is currently subleasing 5,334 square feet of space leased to the Haas Fund at The Landmark at One Market. We also have entered into a lease with Autodesk, for Autodesk to take over the Haas Fund’s entire 22,699 square feet of space, including the 5,334 square feet that Autodesk currently occupies, upon the termination of the Haas Fund’s lease in January 2011 at an initial annualized base rent of $40.00 per square foot. In conjunction with this expansion, Autodesk modified the terms of the lease related to its existing space, which originally expired December 2010, to extend the term through December 31, 2015 at an initial annualized base rent of $42.00 per square foot, commencing January 2011.
(6)	Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Although we are currently collecting the rent for the leased premises, Foodland Super Market, Ltd.’s lease expires in 2014 and it is unlikely that it will renew its lease with us. We expect to collect the full amount remaining under the lease in accordance with its terms; however there can no assurances that we will do so.
(7)	The lease at Del Monte Center originally expired on January 31, 2011. On March 11, 2011, an amendment was executed to extend the term through January 31, 2013 at the current annual base rent. On March 18, 2011, we received notification that Borders intends to terminate its lease at Waikele Center as of May 31, 2011. The lease originally expired on January 31, 2014.

Geographic Diversification

Our properties are located in Southern California, Northern California, Hawaii and Texas. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2010. Our four multifamily properties are excluded from the table below and are all located in Southern California. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	9	2,080,654	45.4%
Northern California	3	1,264,144	27.6
Hawaii (2)	3	646,205	14.1
Texas	1	589,479	12.9

Total	16	4,580,482	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)	Includes the retail portion related to the mixed-use property.

Segment Diversification

The following table sets forth information regarding the total revenue of the entire operating portfolio for each of our segments for the year ended December 31, 2010.

Segment	Number of Properties	Total Revenue	Percentage of Revenue
	(In thousands)
Retail	10	$84,732	43.4%
Office	5	53,887	27.6
Mixed-Use	1	42,573	21.8
Multifamily	4	14,140	7.2

Total	20	$195,332	100.0%

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2010, plus available space, for each of the ten calendar years beginning January 1, 2011 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from three leases that terminated on December 31, 2010. The lease expirations for our multifamily portfolio and the hotel portion of our mixed-use portfolio are excluded from this table because multifamily unit leases generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms, and because rooms in the hotel are rented on a nightly basis. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	—	307,185	6.7%	—	—	—
Month to Month	33	36,584	0.8	$968,299	0.8%	$26.47
2011	76	284,642	6.2	14,771,304	11.6	51.89
2012	112	627,510	13.7	20,229,515	15.8	32.24
2013	108	687,496	15.0	19,023,621	14.9	27.67
2014	71	480,211	10.5	13,595,979	10.7	28.31
2015	72	344,530	7.5	11,873,349	9.3	34.46
2016	46	262,291	5.7	10,032,698	7.9	38.25
2017	24	190,983	4.2	5,151,051	4.0	26.97
2018	20	776,293	16.9	13,192,611	10.3	16.99
2019	20	250,603	5.5	10,715,090	8.4	42.76
2020	13	195,425	4.3	4,998,602	3.9	25.58
Thereafter	9	136,729	3.0	3,114,877	2.4	22.78

Total:	604	4,580,482	100.0%	$127,666,996	100.0%	$27.87

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2010 for the leases expiring during the applicable period, by (ii) 12.
(2)	Annualized base rent per leased square foot is calculated by dividing (i) annualized base rent for leases expiring during the applicable period, by (ii) square footage under such expiring leases.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We may be subject to on-going litigation, including existing claims relating to American Assets, Inc., certain prior direct and indirect owners of our portfolio and the properties comprising our portfolio and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

In addition, American Assets, Inc. (which is a prior investor in our properties and a participant in the Formation Transactions), the Rady Trust and Mr. Rady are subject to on-going litigation filed in California Superior Court in 2009 by four direct and indirect stockholders of American Assets, Inc., alleging, among other things that Mr. Rady breached his fiduciary duties to the plaintiffs in his capacity as an officer, director and controlling shareholder of American Assets, Inc. The claims brought by the plaintiffs include direct and derivative claims for an accounting, injunctive and declaratory relief, and involuntary dissolution of American Assets, Inc., in addition to claims for an unspecified amount of damages. In order to obtain authorization to effectuate the Formation Transactions, we solicited the consent of the prior investors in our properties pursuant to a confidential private placement memorandum. In response to this solicitation, each of the three prior investors who is also a plaintiff in this matter provided his or her consent to the Formation Transactions and, in connection therewith, agreed to waive any claims against us for alleged breaches of fiduciary by Mr. Rady in his capacity as a director, officer or stockholder of American Assets, Inc.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock and the dividends declared on our common stock for the two most recent fiscal years. Prior to that time there was no public market for our common stock. We had 38 stockholders of record of our common stock on March 15, 2011. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Distribution Policy

We intend to pay regular quarterly dividends to holders of our common stock. We intend to pay a pro rata initial dividend with respect to the period commencing on January 19, 2011, the date of the completion of our initial public offering, and ending March 31, 2011, based on $0.21 per share for a full quarter. On an annualized basis, this would be $0.84 per share, or an annual distribution rate of approximately 4.1% based on the initial public offering price of $20.50 per share. We intend to maintain our initial dividend rate for the 12-month period following completion of our initial public offering unless actual results of operations, economic conditions or other factors differ materially from the assumptions used in our estimate. We intend to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. We may in the future also choose to pay dividends in shares of our common stock.

Use of Proceeds

On January 19, 2011, we completed the sale of 31,625,000 shares of common stock at an initial public offering price of $20.50 per share pursuant to (1) a Registration Statement on Form S-11, as amended (Reg. No. 333-169326) that was declared effective by the Securities and Exchange Commission on January 12, 2011 and (2) an immediately effective Registration Statement on Form S-11 (Reg. No. 333-171680) filed with the Securities and Exchange Commission on January 13, 2011 pursuant to Rule 462(b) of the Securities Act. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Morgan Stanley & Co. Incorporated acted as joint book-running managers for our initial public offering and as representatives of the underwriters. We received net proceeds from the offering of approximately $594.8 million, reflecting the gross proceeds of $648.3 million, net of underwriting fees of $45.4 million and offering expenses of $8.1 million.

We contributed the net proceeds of the offering to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us as described below:

•	approximately $342.0 million to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs of $24.4 million;

•	$10.7 million for loan transfer and consent fees and credit facility origination fees; and

•	approximately $6.1 million to pay non-accredited prior investors in connection with the Formation Transactions.

Of the remaining proceeds, we intend to use (1) up to $8.5 million for tenant improvements and leasing commissions at The Landmark at One Market; (2) up to $2.0 million to pay costs related to the renovation of Solana Beach Towne Centre; and (3) the remainder for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the SEC on January 14, 2011.

We will invest the net proceeds in interest-bearing accounts, money market accounts and interest-bearing securities in a manner that is consistent with our intention to qualify for taxation as a REIT. Such investments may include, for example, government and government agency certificates, government bonds, certificates of deposit, interest-bearing bank deposits, money market accounts and mortgage loan participations.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information of our company, including our 2011 Equity Incentive Award Plan, as of December 31, 2010.

Plan Category	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	4,054,411
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	4,054,411

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary selected financial and operating data on a historical combined basis for our Predecessor. Our Predecessor was comprised of certain entities and their consolidated subsidiaries that, prior to the completion of the Formation Transactions, owned directly or indirectly 17 retail, office and multifamily properties, and unconsolidated equity interests in four retail, mixed-use and office properties. We refer to these entities and their subsidiaries as the “ownership entities.” Prior to the completion of the Formation Transactions, each of the ownership entities owned, directly or indirectly, one or more retail, office, mixed-use or multifamily property. Upon completion of our initial public offering and the Formation Transactions, we acquired the 17 retail, office and multifamily properties owned directly or indirectly by our Predecessor, as well our Predecessor’s unconsolidated equity interests in three other retail, office and mixed-use properties, and assumed the ownership and operation of its business. As a result of the completion of the Formation Transactions we have acquired direct or indirect ownership of a total of 20 retail, office, mixed-use and multifamily properties. We have not presented historical information for American Assets Trust, Inc. because we did not have any corporate activity since our formation through December 31, 2010, other than the issuance of 1,000 shares of common stock to the Rady Trust in connection with our initial capitalization and the activity in connection with our initial public offering, and because we believe that a discussion of the results of American Assets Trust, Inc. would not be meaningful.

You should read the following summary selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	The Predecessor Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands)
					(unaudited)
Statement of Operations Data:
Revenue:
Rental income	$125,162	$113,080	$117,104	$113,324	$108,885
Other property income	3,788	3,963	3,839	4,184	4,118

Total revenues	128,950	117,043	120,943	117,508	113,003

Expenses:
Rental expenses	23,106	20,336	22,029	21,674	20,312
Real estate taxes	12,854	8,306	10,890	10,878	11,030
General and administrative	8,813	7,058	8,690	10,471	10,713
Depreciation and amortization	37,642	29,858	31,089	31,376	31,197

Total operating expenses	82,415	65,558	72,698	74,399	73,252
Operating income	46,535	51,485	48,245	43,109	39,751
Interest income	74	173	1,167	2,462	1,907
Interest expense	(46,813)	(43,290)	(43,737)	(42,902)	(41,880)
Fee income from real estate joint ventures	2,487	1,736	1,538	2,721	1,303
Loss from real estate joint ventures (1)	(109)	(4,865)	(19,272)	(7,191)	(3,099)

Income (loss) from continuing operations	2,174	5,239	(12,059)	(1,801)	(2,018)
Discontinued operations:
Loss from discontinued operations	—	—	(2,071)	(2,874)	(2,420)
Gain on sale of real estate property	—	—	2,625	—	—

Results from discontinued operations	—	—	554	(2,874)	(2,420)

Net income (loss)	2,174	5,239	(11,505)	(4,675)	(4,438)
Net loss attributable to noncontrolling interests	(2,205)	(1,205)	(4,488)	(2,140)	(542)

Net income (loss) attributable to Predecessor	$4,379	$6,444	$(7,017)	$(2,535)	$(3,896)

Balance Sheet Data:
Net real estate	$943,100	$774,208	$793,237	$802,605	$803,589
Total assets	1,117,357	938,991	971,118	1,039,909	1,029,157
Notes payable	894,826	744,451	755,189	729,174	708,591
Total liabilities	962,236	768,028	781,944	763,717	746,799
Noncontrolling interests	33,247	37,790	40,310	60,881	59,165
Owners’ equity	155,121	170,963	189,174	276,192	282,358
Total liabilities and owners’ equity	1,117,357	938,991	971,118	1,039,909	1,029,157

Other Data:
Funds from operations (2)	$50,823	$51,840	$31,585	$40,101	$29,859
Cash flows from:
Operating activities	$48,346	$47,501	$47,592	$31,179	$33,652
Investing activities	(29,505)	(7,544)	2,111	(44,441)	(43,541)
Financing activities	(1,077)	(34,746)	(49,957)	18,850	(25,868)

(1)	Loss from real estate joint ventures includes an impairment loss of $15.8 million in 2008 recorded on our investment in Fireman’s Fund Headquarters office property. We recorded this impairment as a result of the credit crisis in 2008, which caused a decline in the fair value of our investment in Fireman’s Fund Headquarters that we determined was other than temporary.
(2)	We calculate Funds From Operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net income (loss)	$2,174	$5,239	$(11,505)	$(4,675)	$(4,438)
Plus: Real estate depreciation and amortization	37,642	29,858	31,089	31,376	31,197
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	15,304	16,743	14,626	13,400	3,100
Less: Gain on acquisition of controlling interests	(4,297)	—	—	—	—
Less: Gain on sale of real estate	—	—	(2,625)	—	—

Funds from operations	$50,823	$51,840	$31,585	$40,101	$29,859

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited historical combined financial statements of our Predecessor and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report. Our Predecessor was comprised of certain entities and their consolidated subsidiaries that, prior to the completion of the Formation Transactions, owned directly or indirectly 17 retail, office and multifamily properties, and unconsolidated equity interests in four retail, office and mixed-use properties. As used in this section, unless the context otherwise requires, “we,” “us,” “our,” and “our company” mean our Predecessor for the periods presented and American Assets Trust, Inc., a Maryland corporation and its consolidated subsidiaries, following completion of our initial public offering and the Formation Transactions. Where appropriate, the following discussion includes analysis of the effects of the Formation Transactions, certain other transactions and our initial public offering. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” or elsewhere in this document. See “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Our Company

We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California and Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor on January 19, 2011. Accordingly, we believe that a discussion of the results of operations of American Asset Trust, Inc. would not be meaningful, and we have therefore set forth below a discussion regarding the historical operations of our Predecessor only. American Assets Trust, L.P., or our operating partnership, was formed as a Maryland limited partnership on July 16, 2010. After the completion of our initial public offering and the Formation Transactions on January 19, 2011, our operations have been carried on through our operating partnership. Our company, as the sole general partner of our operating partnership has control of our operating partnership and owned 68.0% of our operating partnership as of March 15, 2011. Accordingly, we consolidate the assets, liabilities and results of operations of our operating partnership.

Our Predecessor

Our Predecessor included (1) entities owned and/or controlled by Mr. Rady and his affiliates, including the Rady Trust, which in turn owned controlling interests in 17 properties and the property management business of American Assets, Inc., or the controlled entities, and (2) noncontrolling interests in entities owning four properties, or the noncontrolled entities. Our Predecessor accounted for its investment in the noncontrolled entities under the equity method of accounting.

Prior to June 30, 2010, the noncontrolled entities owned an office property located in San Francisco, California referred to as The Landmark at One Market. We refer to the entities owning The Landmark at One Market as the “Landmark entities.” The outside ownership interest in the Landmark entities was acquired by our Predecessor on June 30, 2010 for a cash payment of $23.0 million. As of June 30, 2010, The Landmark at One Market was controlled by our Predecessor. All but one of the properties owned by the controlled entities and noncontrolled entities were managed by American Assets, Inc., or AAI, an entity controlled by Mr. Rady. The noncontrolled entities managed by AAI include the entities that owned Solana Beach Towne Centre and Solana Beach Corporate Centre, or the Solana Beach Centre entities, and the entity that owned the Fireman’s Fund

Headquarters office property. The remaining property not managed by AAI is Waikiki Beach Walk, which is managed by Outrigger Hotels & Resorts. We refer to ABW Lewers LLC and the Waikiki Beach Walk—Embassy Suites™, the entities that owned this non-AAI managed property, as the Waikiki Beach Walk entities.

For the periods after January, 19, 2011, the date of the consummation of our initial public offering and the Formation Transactions, our operations have included the consolidated results of operations of the noncontrolled entities, excluding the Fireman’s Fund Headquarters office property, which was not acquired by us. Elsewhere in this document, we have included the audited financial statements of our Predecessor, the Waikiki Beach Walk entities and Novato FF Venture, LLC (the entity that owns Fireman’s Fund Headquarters office property) as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, in accordance with Rule 3-09 of Regulation S-X promulgated under the Securities Act of 1933, as amended, as they are significant unconsolidated subsidiaries of the Predecessor.

Formation Transactions

On January 19, 2011, concurrently with the completion of our initial public offering, we completed a series of formation transactions pursuant to which we acquired, through a series of merger and contribution transactions, 100% of the ownership interests in the controlled entities, the Waikiki Beach Walk entities and the Solana Beach Centre entities (including our Predecessor’s ownership interest in these entities). We did not acquire our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns Fireman’s Fund Headquarters. In the aggregate, these interests comprise our ownership of our property portfolio.

To acquire the ownership interests in the entities that owned the properties included in our portfolio from their prior investors, we issued to such prior investors an aggregate of 7,030,084 shares of our common stock and 18,145,039 common units, with an aggregate value of $516.1 million, and we paid $6.1 million in cash to those prior investors that were non-accredited. Cash amounts were provided from the net proceeds of our initial public offering. The acquisition of these ownership interests was effected substantially concurrently with the completion of our initial public offering.

The net proceeds from our initial public offering were approximately $594.8 million (after deducting the underwriting discount and commissions and expenses of our initial public offering and the Formation Transactions). We contributed the net proceeds of the offering to our operating partnership in exchange for common units. Upon completion of our initial public offering, we entered into a $250.0 million revolving credit facility. In connection with the offering, we repaid $342.0 million of indebtedness (including $24.4 million of defeasance costs), paid $6.1 million in cash to those prior investors that were non-accredited, and paid $10.7 million for loan transfer and consent fees and credit facility origination fees. We also plan to pay up to $8.5 million to fund tenant improvements and leasing commissions at The Landmark at One Market and pay up to $2.0 million for costs related to the renovation of Solana Beach Towne Centre. Any remaining net proceeds will be used for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. Since the completion of our initial public offering and consummation of the Formation Transactions, our operations have been carried on through our operating partnership and subsidiaries of our operating partnership, including our taxable REIT subsidiary. Consummation of the Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our operating partnership; (2) succeed to the property management business of AAI; and (3) facilitate our initial public offering. As a result, we are a vertically integrated and self-administered REIT with approximately 110 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

We determined that with respect to the Formation Transactions the Predecessor is the acquirer for accounting purposes, and therefore the contribution or acquisition by merger of interests in the controlled entities is considered a transaction between entities under common control since our Executive Chairman, Ernest S. Rady, or his affiliates, including the Rady Trust, owned the controlling interest in each of the entities comprising the Predecessor, which, in turn, owned a controlling interest in each of the controlled entities. As a result, the acquisition of interests in each of the controlled entities was recorded at our historical cost.

The contribution or acquisition by merger of interests in certain of the noncontrolled entities, which include the Waikiki Beach Walk entities and the Solana Beach Centre entities (including our Predecessor’s ownership interest in these noncontrolled entities), was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on January 19, 2011, the date of the completion of the Formation Transactions. The acquisition of the ownership interests in the Landmark entities by the Predecessor was accounted for under the acquisition method of accounting on June 30, 2010 and was recorded at the Predecessor’s historical cost when we acquired it on January 19, 2011 upon the consummation of the Formation Transactions.

The fair value of these assets and liabilities has been allocated in accordance with Accounting Standards Codification, or ASC, Section 805-10, Business Combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed was based on estimated fair values, replacement cost and appraised values. We estimated the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of acquired above market leases, acquired in-place lease value, and acquired below market leases) and assumed debt.

Based on these estimates, we allocated the purchase price to the applicable assets and liabilities. The value allocated to in-place leases will be amortized over the related lease term and reflected as depreciation and amortization. The value of above and below market in-place leases will be amortized over the related lease term and reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The fair value of the debt assumed was determined using current market interest rates for comparable debt financings.

Taxable REIT Subsidiary

As part of the Formation Transactions, on November 5, 2010, we formed American Assets Services, Inc., a Delaware corporation that is wholly owned by our operating partnership and which we refer to as our services company. We will elect, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or provide rights to any brand name under which any lodging facility is operated. We may form additional taxable REIT subsidiaries in the future, and our operating partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

Revenue Base

Upon consummation of our initial public offering and the Formation Transactions, we acquired from our Predecessor and the noncontrolled entities an aggregate of 20 properties comprising approximately 3.0 million rentable square feet of retail space, 1.5 million rentable square feet of office space, a mixed-use asset comprised of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel, and 922 multifamily units (including 122 RV spaces), which collectively comprise our portfolio. The properties are located in Southern California, Northern California, Honolulu, Hawaii and San Antonio, Texas.

Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.

Retail Leases. Our Predecessor’s retail portfolio included nine properties with a total of approximately 2.8 million rentable square feet available for lease as of December 31, 2010. As of December 31, 2010, these properties were 94.1% leased. For the years ended December 31, 2010, 2009 and 2008, the retail segment contributed 61%, 65%, and 66%, of our total revenue. Upon consummation of our initial public offering and the Formation Transactions, we acquired from the noncontrolled entities an additional retail property with approximately 247,000 rentable square feet available for lease, which was 98.1% leased as of December 31, 2010. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.

Office Leases. Our Predecessor’s office portfolio included four properties with a total of approximately 1.2 million rentable square feet available for lease as of December 31, 2010. As of December 31, 2010, these properties were 92.9% leased. For the years ended December 31, 2010, 2009 and 2008, the office segment contributed 28%, 23%, and 22%, respectively, of our total revenue. Upon consummation of our initial public offering and the Formation Transactions, we acquired from the noncontrolled entities one additional office property with approximately 212,000 square feet available for lease, which was 81.6% leased as of December 31, 2010. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant’s proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.

Multifamily Leases. Our Predecessor’s multifamily portfolio included three apartment properties, as well as an RV resort, with a total of 922 units (including 122 RV spaces) available for lease as of December 31, 2010. As of December 31, 2010, these properties were 87.4% leased. For the years ended December 31, 2010, 2009 and 2008, the multifamily segment contributed 11%, 12% and 12%, respectively, of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate.

Mixed-Use Property Revenue. Upon consummation of our initial public offering and the Formation Transactions, we acquired from the Waikiki Beach Walk entities a mixed-use property that consists of 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our Predecessors’ combined financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in the section above entitled “Item 1A. Risk Factors.” Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our combined results of operations or financial condition.

Our significant accounting policies are more fully described in the notes to the combined financial statements of our Predecessor included elsewhere in this report; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all of our retail and office leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. Other property income includes parking income, general excise tax billed to tenants, and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

Current accounts receivable from tenants primarily relate to contractual minimum rent and percentage rent as well as real estate tax and other cost reimbursements. Accounts receivable from straight-line rent is typically longer term in nature and relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the contractual lease agreement.

We make estimates of the collectibility of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectibility of receivables is affected by numerous different factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectibility could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectibility of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant.

Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. Correspondingly, these estimates of collectibility have a direct impact on our net income.

Real Estate

Depreciation and maintenance costs relating to our properties constitute substantial costs for us. Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenants long term business prospects, and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of operations. The value of above and below market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of operations. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense.

We capitalize certain costs related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance and construction costs and salaries and related costs of personnel directly involved. Additionally, we capitalize interest costs related to development and significant redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, we make estimates as to the probability of certain development and redevelopment projects being completed. If we determine that the completion of development or redevelopment is no longer probable, we expense all capitalized costs which are not recoverable.

Impairment of Long-Lived Assets

We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities, or VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. We have evaluated our investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. Our investment balances in our real estate joint ventures are presented separately in our combined balance sheets.

Investments in Real Estate Joint Ventures

We analyze our investments in real estate joint ventures under applicable guidance to determine if the venture is considered a VIE and would require consolidation. To the extent that the ventures do not qualify as VIEs, we further assess the venture to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights in order to determine whether consolidation is required.

We consolidate those ventures that are considered to be VIEs where we are the primary beneficiary. For non-VIEs, we combine those ventures that we control through majority ownership interests or where we are the managing member and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the venture without the consent of the limited partner, and inability of the limited partner to replace the general partner. We use the equity method of accounting for those ventures where we do not have control over operating and financial policies. Under the equity method of accounting, the investment in each venture is included on our balance sheet; however, the assets and liabilities of the ventures for which we use the equity method are not included in the balance sheet. The investment is adjusted for contributions, distributions and our proportionate share of the net earnings or losses of each respective venture.

We assess whether there has been impairment in the value of our investments in real estate joint ventures periodically. An impairment charge is recorded when events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investments in unconsolidated real estate joint ventures is dependent on a number of factors, including the performance of the investments and market conditions.

Recently Issued Accounting Literature

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued new accounting requirements, which make the FASB Accounting Standards Codification, or Codification, the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. The standard is effective for all periods ending after September 15, 2009. The standard required our financial statements to reflect Codification or “plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement impacted certain disclosures in the financial statements but did not have an impact on our combined financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements

As of April 1, 2009, we adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued and requires disclosure of the date through which subsequent events have been evaluated. In February 2010, the FASB issued an amendment eliminating the requirement to disclose the date through which subsequent events have been evaluated, which was effective upon issuance of the amendment. Consequently, this disclosure is no longer included in the notes to our financial statements.

In June 2009, the FASB issued a new accounting standard which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The standard is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued a new accounting standard to improve disclosure over fair value measurements. The new standard amends previously issued guidance and clarifies and provides additional disclosure requirements relating to recurring and non-recurring fair value measurements. This standard became effective for our on January 1, 2010. The adoption of the standard did not have a material impact on our combined financial statements.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amended ASC Topic 805, Business Combinations (“ASC 805”). The objective of this guidance is to eliminate diversity in the interpretation of pro forma revenue and earnings disclosures requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date occurs following the first annual reporting period which commences after December 15, 2010. The guidance is required in interim and annual reporting periods. Early adoption is permitted. Our adoption of this guidance effective January 1, 2011 is not expected to have a material effect on our combined financial statements.

Property Acquisitions and Dispositions

On June 30, 2010, we acquired the controlling interests in an office building located in San Francisco, California, known as The Landmark at One Market. Prior to acquisition of the controlling interests in Landmark, we owned a 35% noncontrolling interest in the entity owning Landmark, which was accounted for under the equity method of accounting. The aggregate net acquisition cost for this property approximated $23.0 million. Upon acquisition, we remeasured the assets and liabilities at fair value and recorded a gain of $4.3 million which is included in loss from real estate joint ventures. The gain was calculated based on the difference between the estimated fair value of our ownership interest of $12.1 million compared to our historical cost interest of $7.8 million. The fair value was estimated utilizing the price we paid for the outside ownership interest as an indicator of value; and we compared this value to market data.

On November 10, 2010, we purchased an 80,000 rentable square foot vacant building on 6.77 acres of land located at our Carmel Mountain Plaza property for $13.2 million. The building was vacated by Mervyn’s in conjunction with its bankruptcy. $4.9 million of the purchase price was allocated to buildings and is being depreciated over a useful life of 35 years. The remainder was allocated to the land value.

There were no dispositions during 2010.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following table summarizes the historical results of operations of our Predecessor for the years ended December 31, 2010 and 2009. As of December 31, 2010, our operating portfolio was comprised of 17 retail, office and multifamily properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces), compared to a portfolio that was comprised of 16 properties with an aggregate of approximately 3.6 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces) as of December 31, 2009. In addition, we had noncontrolling investments in four properties at December 31, 2010, and five properties at December 31, 2009, which are accounted for under the equity method of accounting. The additional property that is included in our portfolio at December 31, 2010 is The Landmark at One Market, which was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting. The following table sets forth selected data from our combined statements of operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010	2009	Change	%
Revenues
Rental income	$125,162	$113,080	$12,082	11%
Other property income	3,788	3,963	(175)	(4)

Total property revenues	128,950	117,043	11,907	10
Expenses
Rental expenses	23,106	20,336	2,770	14
Real estate taxes	12,854	8,306	4,548	55

Total property expenses	35,960	28,642	7,318	26

Total property income	92,990	88,401	4,589	5

General and administrative	(8,813)	(7,058)	(1,755)	25
Depreciation and amortization	(37,642)	(29,858)	(7,784)	26
Interest income	74	173	(99)	(57)
Interest expense	(46,813)	(43,290)	(3,523)	8
Fee income from real estate joint ventures	2,487	1,736	751	43
Loss from real estate joint ventures	(109)	(4,865)	4,756	(98)

Total other, net	(90,816)	(83,162)	(7,654)	9

Net income	2,174	5,239	(3,065)	(59)
Net loss attributable to noncontrolling interests	(2,205)	(1,205)	(1,000)	83

Net income attributable to Predecessor	$4,379	$6,444	$(2,065)	(32)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $11.9 million, or 10%, to $128.9 million in 2010 compared to $117.0 million in 2009. The percentage leased was as follows for each segment as of December 31, 2010 and December 31, 2009:

	Percentage Leased Year Ended December 31,
	2010		2009
Retail	94.1	%(1)	94.8%
Office	92.9		86.9
Multifamily	87.4		93.8

(1)	The percentage leased includes the vacant building acquired at Carmel Mountain Plaza in November 2010. Excluding the acquired building, the percentage leased is 96.8%.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents, and other rents. Rental revenue increased $12.1 million, or 11%, to $125.2 million in 2010 compared to $113.1 million in 2009. Rental revenue by segment was as follows (dollars in thousands):

	December 31,
	2010	2009	Change	%
Retail	$77,013	$74,248	$2,765	4%
Office	35,055	25,443	9,612	38
Multifamily	13,094	13,389	(295)	(2)

	$125,162	$113,080	$12,082	11%

This increase in retail rental revenue was primarily caused by a one-time property tax refund that was obtained with respect to one property in March 2009 of approximately $2.7 million, of which $2.6 million was passed through to tenants during the same period and recorded as a reduction to rental revenue. A comparable real estate tax refund was not obtained during 2010. On a comparable basis, adding back this property tax refund to rental income during 2009, rental income increased by $0.2 million or 0%. This $0.2 million increase was due to an increase in the percentage leased, which increased to 96.8%, at December 31, 2010, excluding the vacant building acquired in November 2010 at Carmel Mountain, compared to 94.8% at December 31, 2009. The increase was offset slightly by reduced rental rates. The increase in percentage leased of our office portfolio is attributable primarily to the inclusion of The Landmark at One Market as of June 30, 2010, which is 100% leased. The increase in office rental revenue was also due to the inclusion of The Landmark at One Market, which was acquired on June 30, 2010, and had $10.0 million in revenue from the date of its acquisition through December 31, 2010. This was offset by decreased revenue at other properties due to lower occupancy during the year. The percentage leased of our multifamily portfolio decreased to 87.4% at December 31, 2010 from 93.8% at December 31, 2009, which resulted in a decline in multifamily revenue of $0.3 million.

Other property income. Other property income decreased $0.2 million, or 4%, to $3.8 million in 2010, compared to $4.0 million in 2009.

Other property income by segment was as follows (dollars in thousands):

	December 31,
	2010	2009	Change	%
Retail	$1,221	$1,647	$(426)	(26)%
Office	1,521	1,192	329	28
Multifamily	1,046	1,124	(78)	(7)

	$3,788	$3,963	$(175)	(4)%

Retail other property income decreased to $1.2 million in 2010 from $1.6 million in 2009. The decrease in retail other property income is due to settlement of an acquisition-related liability of $0.6 million at Del Monte Center in July 2009. Were it not for the impact of the settlement of this liability in 2009, other property income would have increased $0.1 million or 13% for 2010. The majority of retail other property income consists of the Hawaii general excise tax that is billed to tenants at the rate of 4.71%, but is then remitted to the state at 4.5% and included in rental expenses. The Hawaii general excise tax was $1.1 million and $1.0 million for 2010 and 2009, respectively. Office other property income increased to $1.5 million in 2010 from $1.2 million in 2009. Office other property income primarily consists of parking income from one office building, which was $1.2 million and $1.0 million for 2010 and 2009, respectively. Parking income increased largely due to additional use of the parking structure by the public for the baseball playoffs and World Series due to its proximity to the San Francisco Giants baseball stadium, and we expect parking income to return to lower levels going forward.

Multifamily other property income decreased to $1.0 million in 2010 from $1.1 million in 2009. Multifamily other property income consists primarily of laundry fees and utilities billed to tenants and security deposits forfeited when tenants move out.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $7.3 million, or 26%, to $35.9 million in 2010, compared to $28.6 million in 2009. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $2.8 million or 14% to $23.1 million in 2010, compared to $20.3 million in 2009. Rental expense by segment was as follows (dollars in thousands):

	December 31,
	2010	2009	Change	%
Retail	$11,704	$12,008	$(304)	(3)%
Office	7,384	4,330	3,054	71
Multifamily	4,018	3,998	20	1

	$23,106	$20,336	$2,770	14%

Rental expenses include the following general categories: facilities services, repairs and maintenance, utilities, onsite payroll expense, Hawaii excise tax, third-party management fees, insurance and marketing. The increase in rental expenses was largely due to the inclusion of The Landmark at One Market, which was acquired on June 30, 2010, which incurred $2.6 million in rental expenses from acquisition through December 31, 2010.

Real Estate Taxes. Real estate tax expense increased $4.5 million, or 55%, to $12.8 million in 2010, compared to $8.3 million in 2009. Real estate tax expense by segment was as follows (dollars in thousands):

	December 31,
	2010	2009	Change	%
Retail	$8,480	$5,183	$3,297	64%
Office	3,669	2,434	1,235	51
Multifamily	705	689	16	2

	$12,854	$8,306	$4,548	55%

The increase in retail real estate tax expense was due primarily to a one-time property tax refund of approximately $2.7 million, that was obtained with respect to one property in March 2009 and which was recorded as a reduction of real estate tax expense in the period the refund was received due to the contingent nature of the collection. A comparable real estate tax refund was not obtained during 2010. Additionally, a lower tax assessment for 2008 at the same retail property reduced the 2009 tax bill by approximately $0.4 million in the year ended December 31, 2009. The remaining increase in real estate tax expense is due to regular annual increases in assessed taxes on the properties in our portfolio. Office property tax expense increased $1.2 million for 2010 due to The Landmark at One Market’s real estate tax expense of $1.2 million. Multifamily property tax expense remained flat at $0.7 million for 2010 and 2009.

Property Operating Income.

Property operating income increased $4.6 million, or 5%, to $93.0 million for 2010, compared to $88.4 million for 2009. As discussed above, this increase is primarily attributable to the inclusion of The Landmark at One Market, which had operating income of $6.4 million from the date of its acquisition through December 31, 2010.

Other

General and administrative. General and administrative expenses increased $1.7 million, or 25%, to $8.8 million in 2010, compared to $7.1 million in 2009. This increase was due primarily to higher personnel costs in preparation of the initial public offering.

Depreciation and amortization. Depreciation and amortization expense increased $7.8 million, or 26%, to $37.6 million in 2010, compared to $29.9 million in 2009. This increase was due primarily to amortization and depreciation attributable to The Landmark at One Market.

Interest income. Interest income decreased $0.10 million, or 57%, to $0.07 million in 2010, compared to $0.17 million in 2009. This decrease was primarily due to a decline in interest rates earned on cash investments and notes receivable from affiliates.

Interest expense. Interest expense increased $3.5 million, or 8%, to $46.8 million in 2010 compared with $43.3 million in 2009. This increase was primarily due to interest expense of The Landmark at One Market debt, offset by slightly decreased average debt levels at the other properties.

Fee income from real estate joint ventures. Fee income from real estate joint ventures increased $0.8 million, or 43%, to $2.5 million in 2010, compared to $1.7 million in 2009. The increase primarily relates to leasing commissions earned by us related to a new lease signed at The Landmark at One Market prior to our acquisition of the controlling ownership interest in The Landmark at One Market on June 30, 2010.

Loss from real estate joint ventures. Loss from real estate joint ventures decreased $4.8 million, or 98%, to $0.1 million in 2010, compared to a loss of $4.9 million in 2009. This reduction in the loss from real estate joint ventures was primarily due to the $4.3 million gain recognized on the acquisition of the outside ownership interest in The Landmark at One Market. Excluding the gain recognized on the acquisition of The Landmark at One Market, loss from real estate joint ventures decreased $0.5 million, or 9%, primarily related to greater income from our investments in the entity that owns Fireman’s Fund Headquarters, together with reduced losses from the Waikiki Beach Walk Embassy due to greater net income for the property and reduced losses from The Landmark at One Market due to acquisition of the controlling ownership interest in this property on June 30, 2010.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

As of December 31, 2009 and 2008, our operating portfolio was comprised of 16 retail, office and multifamily properties with an aggregate of approximately 3.6 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). In addition, we had noncontrolling investments in five properties at December 31, 2009 and 2008, which were accounted for under the equity method of accounting. The following table sets forth selected data from our combined statements of operations for the years ended December 31, 2009 and 2008 (dollars in thousands).

	Year Ended December 31,		Change	%
	2009	2008
Revenues
Rental income	$113,080	$117,104	$(4,024)	(3)%
Other property income	3,963	3,839	124	3

Total property revenues	117,043	120,943	(3,900)	(3)

Expenses
Rental expenses	20,336	22,029	(1,693)	(8)
Real estate taxes	8,306	10,890	(2,584)	(24)

Total property expenses	28,642	32,919	(4,277)	(13)

Total property income	88,401	88,024	377	0

General and administrative	(7,058)	(8,690)	1,632	(19)
Depreciation and amortization	(29,858)	(31,089)	1,231	(4)
Interest income	173	1,167	(994)	(85)
Interest expense	(43,290)	(43,737)	447	(1)
Fee income from real estate joint ventures	1,736	1,538	198	13
Loss from real estate joint ventures	(4,865)	(19,272)	14,407	(75)

Total other, net	(83,162)	(100,083)	16,921	(17)

Income (loss) from continuing operations	5,239	(12,059)	17,298	(143)
Discontinued operations
Loss from discontinued operations	—	(2,071)	2,071	(100)
Gain on sale of real estate property	—	2,625	(2,625)	(100)

Results from discontinued operations	—	554	(554)	(100)

Net income (loss)	5,239	(11,505)	16,744	(146)
Net loss attributable to noncontrolling interests	(1,205)	(4,488)	3,283	(73)

Net income (loss) attributable to Predecessor	$6,444	$(7,017)	$13,461	(192)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $3.9 million, or 3%, to $117.0 million in 2009, compared to $120.9 million in 2008. The percentage leased was as follows for each segment as of December 31, 2009 and 2008:

	Percentage Leased Year Ended December 31,
	2009	2008
Retail	94.8%	97.7%
Office	86.9	92.6
Multifamily	93.8	95.2

The decrease in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue decreased $4.0 million, or 3%, to $113.1 million in 2009, compared to $117.1 million for 2008. Rental income consists primarily of minimum rent, cost reimbursements from tenants, percentage rent and other rents. Rental revenue by segment was as follows (dollars in thousands):

	December 31,		Change	%
	2009	2008
Retail	$74,248	$78,428	$(4,180)	(5)%
Office	25,443	25,215	228	1
Multifamily	13,389	13,461	(72)	(1)

	$113,080	$117,104	$(4,024)	(3)%

This decrease in retail rental revenue was primarily caused by a one-time property tax refund that was obtained by one property in March 2009 of approximately $2.7 million, of which $2.6 million was passed through to tenants during the same period and recorded as a reduction to rental revenue. On a comparable basis, adding back this property tax tenant refund to rental income in 2009, rental income actually decreased by $1.6 million or 2% in 2009. This decrease was due to reduced occupancy and rental rates. The percentage leased of our retail portfolio declined to 94.8% at December 31, 2009 from 97.7% at December 31, 2008, which contributed to a decline in revenue of $1.6 million. The percentage leased of our office portfolio declined to 86.9% at December 31, 2009 from 92.6% at December 31, 2008; however, this was offset by improved rental rates which resulted in an increase in office segment revenue of $0.2 million. The percentage leased of our multifamily portfolio declined to 93.8% at December 31, 2009 from 95.2% at December 31, 2008, which contributed to a decline in multifamily revenue of $0.1 million.

Other property income. Other property income increased $0.1 million, or 3%, to $4.0 million in 2009, compared to $3.8 million in 2008. Other property income by segment was as follows (dollars in thousands):

	December 31,
	2009	2008	Change	%
Retail	$1,647	$1,335	$312	23%
Office	1,192	1,341	(149)	(11)
Multifamily	1,124	1,163	(39)	(3)

	$3,963	$3,839	$124	3%

Retail other property income increased to $1.6 million in 2009 from $1.3 million in 2008. The increase in retail other property income is due to settlement of an acquisition-related liability of $0.6 million at Del Monte Center. Were it not for the impact of the settlement of this liability, other property income would have actually decreased by $0.3 million, or 18.7% in 2009. The majority of the retail other property income consists of the Hawaii general excise tax that is billed to tenants at the rate of 4.71%, but is then remitted to the state at 4.5% and included in rental expenses. The Hawaii general excise tax included in retail other property income was $1.0 million in both 2009 and 2008. Office other property income decreased to $1.2 million in 2009 from $1.3 million in 2008. The majority of the office other property income consists of parking income from one office building. Parking income included in other property income was $1.0 million in 2009 compared to $1.2 million in 2008. Parking income decreased because one tenant moved out of the office building, although such tenant’s lease and economic rent do not expire until February 28, 2012. Multifamily other income remained flat at $1.1 million in 2009 and 2008. The majority of multifamily other property income consists of laundry fees, meter fees on utilities billed back to tenants, and security deposits earned when tenants move out.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased by $4.3 million, or 13%, to $28.6 million in 2009, compared to $32.9 million in 2008. This decrease in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses decreased $1.7 million, or 8%, to $20.3 million in 2009, compared to $22.0 million in 2008. Rental expense by segment was as follows (dollars in thousands):

	December 31,
	2009	2008	Change	%
Retail	$12,008	$13,134	$(1,126)	(9)%
Office	4,330	4,565	(235)	(5)
Multifamily	3,998	4,330	(332)	(8)

	$20,336	$22,029	$(1,693)	(8)%

Retail rental expenses decreased to $12.0 million in 2009, compared to $13.1 million in 2008. Office rental expenses decreased to $4.3 million in 2009, compared to $4.6 million in 2008. Multifamily rental expenses decreased to $4.0 million in 2009, compared to $4.3 million in 2008. The decrease in rental expenses is primarily due to a decrease in occupancy.

Real Estate Taxes. Real estate tax expense decreased $2.6 million, or 24%, to $8.3 million in 2009, compared to $10.9 million in 2008. Real estate tax expense by segment was as follows (dollars in thousands):

	December 31,
	2009	2008	Change	%
Retail	$5,183	$8,044	$(2,861)	(36)%
Office	2,434	2,178	256	12
Multifamily	689	668	21	3

	$8,306	$10,890	$(2,584)	(24)%

This decrease in retail real estate taxes was due primarily to a one-time property tax refund of approximately $2.7 million, that was obtained with respect to one property in March 2009 and which was recorded as a reduction of real estate tax expense in the period the refund was received due to the contingent nature of collection. A comparable real estate tax refund was not obtained during 2008. Additionally, a lower tax assessment for 2008 at the same retail property reduced the 2009 tax bill by $0.4 million in 2009. Office property tax expense increased to $2.4 million in 2009 from $2.2 million in 2008. The increase for office property tax expense is due primarily to higher annual tax assessments. Multifamily property tax expense remained flat at $0.7 million in 2009 and 2008.

Property Operating Income

Property operating income increased $0.4 million to $88.4 million in 2009, compared to $88.0 million in 2008, due primarily to the factors discussed above.

Other

General and administrative. General and administrative expenses decreased $1.6 million, or 19%, to $7.1 million in 2009, compared to $8.7 million in 2008. This decrease in general and administrative expense is attributable to reduced compensation costs as a result of cost containment efforts.

Depreciation and amortization. Depreciation and amortization expense decreased $1.2 million, or 4%, to $29.9 million in 2009, compared to $31.1 million in 2008. This decrease was due primarily to the full amortization of certain acquired lease intangible assets and tenant improvements.

Interest income. Interest income decreased $1.0 million, or 85%, to $0.2 million in 2009, compared with $1.2 million in 2008. This decrease was primarily due to decreased interest rates earned on invested cash and notes receivable from affiliates.

Interest expense. Interest expense decreased $0.4 million, or 1%, to $43.3 million in 2009, compared with $43.7 million in 2008. This decrease was primarily due to slight decreases in average borrowing levels and interest rates.

Fee income from real estate joint ventures. Fee income from real estate joint ventures increased $0.2 million, or 13%, to $1.7 million in 2009, compared to $1.5 million in 2008. This increase is primarily attributable to increased management fees earned from The Landmark at One Market.

Loss from real estate joint ventures. Loss from real estate joint ventures decreased $14.4 million, or 75%, to $4.9 million in 2009 compared with $19.3 million in 2008. This decrease was primarily due to an impairment loss of $15.8 million in 2008 recorded on our investments in real estate joint ventures related to our investment in the Fireman’s Fund Headquarters office property. We recorded this impairment as a result of the credit crisis in 2008, which caused a decline in the fair value of our investment in Fireman’s Fund Headquarters that we determined was other than temporary. We did not acquire our Predecessor’s interest in Fireman’s Fund Headquarters in the formation transactions. Excluding the impairment loss in 2008, our losses from real estate joint ventures increased by $1.4 million due primarily to the results of operations at our investment in the mixed-use property in Hawaii, where there was lower paid occupancy and lower average daily rate at the hotel property for 2009 compared to 2008. Total visitor arrivals to Hawaii for 2009 were down 5.1% year over year, which impacted both the hotel and retail portions of the mixed-use property.

Loss from Discontinued Operations. Loss from discontinued operations represents the operating loss from a property outside of Chicago that we acquired in 2005 and disposed of in 2008, which is required to be reported separately from results of ongoing operations. The reported loss of $2.1 million in 2008 represents the loss for the period in 2008 during which we owned this property.

Gain on Sale of Real Estate from Discontinued Operations. The gain on sale of real estate from discontinued operations of $2.6 million in 2008 consisted of the sale of the Chicago property in 2008. The property was sold for $16.5 million in August 2008.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations has historically been used for the payment of operating expenses, capital expenditures, debt service, and distributions to owners. At December 31, 2010, our Predecessor had a cash balance of $42.0 million.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and the proceeds of our initial public offering and, if necessary, borrowings available under our revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions, tenant improvements and non-recurring capital improvements. We expect to meet our long-term liquidity requirements to pay scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. We believe that as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, as a new public company, we cannot be assured that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

Contractual Obligations

The following table outlines the timing of required payments related to our commitments as of December 31, 2010 on a pro forma basis to reflect the obligations we had upon completion of our initial public offering and the Formation Transactions (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$879,359	$4,454	$4,822	$5,405	$262,095	$235,980	$366,603
Interest payments	269,325	49,652	49,473	49,069	42,563	29,111	49,457
Operating lease	9,546	1,144	1,791	1,835	1,879	1,924	973
Tenant-related commitments (1)	10,478	6,573	1,897	2,008	—	—	—

Total	$1,168,708	$61,823	$57,983	$58,317	$306,537	$267,015	$417,033

(1)	Amount includes $8.5 million for tenant improvements and leasing commissions at The Landmark at One Market, which we intend to fund through proceeds from our initial public offering.

Indebtedness Outstanding

The following table sets forth information as of December 31, 2010 with respect to the indebtedness of the Predecessor and the Noncontrolled Entities (dollars in thousands):

Debt	Principal Balance at December 31, 2010	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Predecessor Property Debt
Secured Notes Payable
Valencia Corporate Center (1)(5)(7)(10)(11)	$7,223	LIBOR +3.00%	$325	February 1, 2011	$7,223
Valencia Corporate Center (1)(2)	15,639	6.52%	1,330	October 1, 2012	15,095
160 King Street (1)(5)(9)(11)	8,564	LIBOR +1.55%	155	November 1, 2012	8,564
Carmel Country Plaza (1)(2)	10,145	7.37%	1,018	January 2, 2013	9,586
Santa Fe Park RV Resort (1)(2)	1,856	7.37%	186	January 2, 2013	1,753
Lomas Santa Fe Plaza (1)(2)	19,599	6.93%	1,895	May 1, 2013	18,292
Torrey Reserve—South Court (1)(2)	12,892	6.88%	1,243	May 1, 2013	12,027
Carmel Mountain Plaza (1)(2)	62,907	5.52%	4,848	June 1, 2013	59,479
Alamo Quarry Market (2)(3)	98,011	5.67%	7,567	January 8, 2014	91,717
160 King Street (4)	32,931	5.68%	3,350	May 1, 2014	27,513
Waikele Center (5)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (5)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (3)(5)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (5)	82,300	4.93%	4,121	July 8, 2015	82,300
Rancho Carmel Plaza (1)(2)	8,049	5.65%	572	January 1, 2016	7,414
Imperial Beach Gardens (5)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (5)	7,700	6.09%	476	September 1, 2016	7,700
Torrey Reserve—ICW Plaza (1)(5)	43,000	5.46%	2,382	February 1, 2017	43,000
South Bay Marketplace (5)	23,000	5.48%	1,281	February 10, 2017	23,000
Loma Palisades (5)	73,744	6.09%	4,553	July 1, 2018	73,744
Torrey Reserve—Pacific North Court (2)	22,165	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—Torrey Daycare (1)(6)	1,660	6.50%	142	June 1, 2019	1,336
Torrey Reserve—VC1, VC2, VC3 (2)	7,462	6.36%	560	June 1, 2020	6,439

Total	$851,547		$55,061		$828,325

Unsecured Notes Payable
Waikele Center Notes (1)(5)(7)(11)	5,813	LIBOR +3.75%	234	February 15, 2011	5,813
Landmark Note (1)(5)(7)(11)	19,000	LIBOR +2.00%	429	July 1, 2013	19,000
Carmel Mountain Note (1)(5)(7)(11)	13,200	LIBOR +2.00%	298	August 1, 2013	13,200

Total	$38,013		$962		$38,013

Note Payable to Affiliates
Del Monte Center Affiliate Notes (1)(8)	5,266	10.00%	3,023	March 1, 2013	—

Total Predecessor Debt Outstanding	$894,826		$59,046		$866,338

Noncontrolled Entities Debt
Secured Notes Payable
Solana Beach Corporate Centre I-II (2)	11,932	5.91%	855	June 1, 2020	10,169
Solana Beach Corporate Centre III-IV (2)	37,330	6.39%	2,418	August 1, 2017	35,136
Solana Beach Towne Centre (2)	39,774	5.91%	2,849	June 1, 2020	33,898
Waikiki Beach Walk—Retail (5)	130,310	5.39%	7,020	July 1, 2017	130,310
Waikiki Beach Walk—Retail (1)(3)	15,308	5.38%	1,075	February 1, 2013	14,753
Waikiki Beach Walk—Embassy SuitesTM (1) (5) (11)	53,000	LIBOR +3.75%	2,120	June 1, 2015	53,000

Total	$287,654		$16,337		$277,266

Unsecured Notes Payable
Waikiki Beach Walk—Embassy SuitesTM (1)	14,824	0.00%	—	N/A	14,824

Total Noncontrolled Entity Debt Outstanding	$302,478		$16,337		$292,090

Total Debt Outstanding	$1,197,304		$75,383		$1,158,428

(1)	The outstanding principal balance was repaid on January 19, 2011, upon completion of our initial public offering.
(2)	Principal payments based on a 30-year amortization schedule.
(3)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(4)	Principal payments based on a 20-year amortization schedule.
(5)	Interest only.
(6)	Principal payments based on a 25-year amortization schedule. The interest rate will be reset to the greater of 6.5% or LIBOR plus 4.00% on June 1, 2014.
(7)	Loan is fully or partially guaranteed by owners or affiliates.
(8)	Principal payments based on a 5-year amortization schedule.
(9)	Secured by the owners’ equity interests in the entity.
(10)	Interest rate has floor of 4.50%.
(11)	Annual debt service was calculated using the interest rate as of December 31, 2010.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2010, we were in compliance with all loan covenants.

Description of Certain Debt

The following is a summary of the material provisions of the loan agreements evidencing our material debt outstanding as of December 31, 2010.

Mortgage Loan Secured by Alamo Quarry Market

Our Alamo Quarry Market property is subject to senior mortgage debt with an original principal amount of $109 million, which is securitized debt that is currently held by Bank of America, N.A, as successor by merger to LaSalle Bank, N.A., as Trustee for Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates Series 2003—PWR2.

Maturity and Interest. The loan has a maturity date of January 8, 2014 and bears interest at a rate per annum of 5.67%. This loan requires regular payments of principal and interest.

Security. The loan was made to two borrower subsidiaries, and is secured by a first-priority deed of trust lien on the Alamo Quarry Market property, a security interest in all personal property used in connection with the Alamo Quarry Market property and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily defeased in whole or in part, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to January 8, 2014, at which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

Mortgage Loan Secured by Waikele Center

The Waikele Center is subject to senior mortgage debt with an original principal amount of $140.7 million, which is securitized debt that is currently held by Bank of America, N.A., as successor by merger to LaSalle Bank, N.A., as Trustee for Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17.

Maturity and Interest. The loan has a maturity date of November 1, 2014 and bears interest at a rate per annum of 5.1452%. This is an interest only loan.

Security. The loan was made to two borrower subsidiaries, and is secured by a first-priority deed of trust lien on the Waikele Center, a security interest in all personal property used in connection with the Waikele Center and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily defeased in whole or in part, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to November 1, 2014, at which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

Mortgage Loan Secured by the Landmark at One Market

The Landmark at One Market is subject to senior mortgage debt with an original principal amount of $133.0 million, which is securitized debt that is currently held by Bank of America, N.A., as successor by merger to LaSalle Bank, N.A., as Trustee for the Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates; Series 2005-HQ6.

Maturity and Interest. The loan has a maturity date of July 5, 2015 and bears interest at a rate per annum of 5.605%. This is an interest only loan.

Security. The loan was made to two borrower subsidiaries, and is secured by a first-priority deed of trust lien on The Landmark at One Market, a security interest in all personal property used in connection with The Landmark at One Market and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily defeased in whole or in part, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to July 5, 2015, at which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan and bankruptcy or other insolvency events.

Mortgage Loan Secured by Del Monte Center

Del Monte Center is subject to senior mortgage debt with an original principal amount of $82.3 million, which is securitized debt that is currently held by Wells Fargo Bank, N.A., as Trustee for the registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C5 under that certain Pooling and Servicing Agreement, dated as of November 1, 2005.

Maturity and Interest. The loan has a maturity date of July 8, 2015 and bears interest at a rate per annum of 4.9256%. This is an interest only loan.

Security. The loan was made to four borrower subsidiaries, and is secured by a first-priority deed of trust lien on the Del Monte Center property, a security interest in all personal property used in connection with the Del Monte Center property and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily defeased in whole or in part, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to July 8, 2015, at which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

Mortgage Loan Secured by Waikiki Beach Walk—Retail

Waikiki Beach Walk—Retail is subject to senior mortgage debt with an original principal amount of $130.3 million, which is securitized debt that is currently held by KeyCorp Real Estate Capital Markets, Inc. d/b/a Key Bank Real Estate Capital as Master Servicer in trust for Wells Fargo Bank, N.A., as trustee for the registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2008-C1.

Maturity and Interest. The loan has a maturity date of July 1, 2017 and bears interest at a rate per annum of 5.387%. This is an interest only loan.

Security. The loan was made to a single borrower subsidiary, and is secured by a first-priority deed of trust lien on Waikiki Beach Walk—Retail, a security interest in all personal property used in connection with Waikiki Beach Walk—Retail and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily defeased in whole or in part, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to July 1, 2017, after which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

Mortgage Loan Secured by Loma Palisades

Loma Palisades is subject to senior mortgage debt with an original principal amount of $73.7 million, which is securitized debt under the Federal Home Loan Mortgage Corporation program, or Freddie Mac, that is currently held by Wells Fargo Bank, N.A.

Maturity and Interest. The loan has a maturity date of July 1, 2018 and bears interest at a rate per annum of 6.09%. This is an interest only loan.

Security. The loan was made to a single borrower subsidiary, and is secured by a first-priority deed of trust lien on Loma Palisades, a security interest in all personal property used in connection with Loma Palisades and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily prepaid in whole or in part, subject to satisfaction of customary yield maintenance requirements in effect for a prepayment prior to April 1, 2018, at which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan and bankruptcy or other insolvency events.

Revolving Credit Facility

Upon completion of our initial public offering, we entered into a revolving credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. The facility has a term of three years, and we have the option to extend the facility for one additional year if we meet specified requirements. The facility also has an accordion feature that may allow us to increase the availability thereunder by up to $150.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. We expect to use this facility for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The revolving credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

This revolving credit facility includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 65% on or prior to December 31, 2011 and 60% thereafter,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of 57.5% on or prior to December 31, 2012 and 50% thereafter,

•

a minimum tangible net worth equal to at least 75% of our tangible net worth at January, 19, 2011, the closing date of our initial public offering, plus 85% of the net proceeds of any additional equity issuances (other than additional equity issuances in connection with any dividend reinvestment program), and

•	a $35.0 million limit on the maximum principal amount of recourse indebtedness we may have outstanding at any time, other than under our revolving credit facility.

The revolving credit facility provides that our annual distributions may not exceed the greater of (1) 95.0% of our FFO or (2) the amount required for us to (x) qualify and maintain our REIT status and (y) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.

We and certain of our subsidiaries guarantee the obligations under the revolving credit facility, and certain of our subsidiaries pledged specified equity interests in our subsidiaries as collateral for the revolving credit facility obligations.

Off-Balance Sheet Arrangements

Our Predecessor had four joint venture arrangements with unrelated third parties. The Predecessor accounted for those investments under the equity method of accounting. The properties owned by these unconsolidated joint ventures are as follows:

Property	Type	Location
Solana Beach Towne Centre	Retail	Solana Beach, CA
Solana Beach Corporate Centre	Office	Solana Beach, CA
Fireman’s Fund Headquarters	Office	Novato, CA
Waikiki Beach Walk	Mixed-Use	Honolulu, HI

Pursuant to the Formation Transactions, we acquired all of these properties, excluding Fireman’s Fund Headquarters. Since the completion of our initial public offering and the Formation Transactions, we have not had any joint ventures. Other than the items disclosed above under the heading “Contractual Obligations,” since the completion of our initial public offering we have had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Comparison of year ended December 31, 2010 to the year ended December 31, 2009

Cash and cash equivalents were $42.0 million and $24.2 million, at December 31, 2010 and 2009, respectively.

Net cash provided by operating activities increased $0.8 million to $48.3 million for the year ended December 31, 2010, compared to $47.5 million for the year ended December 31, 2009. The increase is due to an increase in net income, excluding depreciation and amortization, net accretion of below market and above market leases, and income from real estate joint ventures, for the period. This was offset by a decrease in distributions from real estate joint ventures due to the acquisition of The Landmark at One Market on June 30, 2010.

Net cash used in investing activities increased $22.0 million to $29.5 million for the year ended December 31, 2010, compared to $7.5 million for the year ended December 31, 2009. The increase was primarily due to the acquisition of the outside ownership interest in The Landmark at One Market for $19.7 million, which was net of cash acquired of $3.3 million, and acquisition of a vacant building at Carmel Mountain Plaza for $13.2 million. Additionally, $0.8 million in notes receivable were issued to American Assets, Inc. during the year ended December 31, 2010 compared to net receipts from repayments of notes receivable of $1.1 million for the year ended December 31, 2009. This was offset by distributions of $10.6 million from the equity investment in the Solana Beach Towne Centre and Solana Beach Corporate Centre properties upon refinancing of the debt on the properties on June 1, 2010. There were also $2.3 million lower uses of cash for capital expenditures and lease commissions.

Net cash used in financing activities decreased $33.6 million to $1.1 million for the year ended December 31, 2010, compared to $34.7 million for the year ended December 31, 2009. The decrease was primarily due to new financings of $23.0 million made upon the acquisition of The Landmark at One Market and $13.2 million made upon the acquisition of the building at Carmel Mountain Plaza. Excluding the two new loans, net repayments of loans increased by $8.1 million in the aggregate in connection with the refinancing of certain loans on Torrey Reserve Campus, including the Torrey Reserve—VCI, Torrey Reserve—VCII, and Torrey Reserve—VCIII loans in June 2010 and refinancing the Torrey Reserve—North Court and Torrey Reserve—Daycare loans in May 2009. Additionally, there was a $5.4 million decrease in net distributions to controlling and noncontrolling interests.

Comparison of year ended December 31, 2009 to the year ended December 31, 2008

Cash and cash equivalents were $24.2 million and $19.0 million, at December 31, 2009 and 2008, respectively.

Net cash provided by operating activities decreased $0.1 million to $47.5 million for the year ended December 31, 2009, compared to $47.6 million for the year ended December 31, 2008.

Net cash used in investing activities decreased $9.6 million to $7.5 million for the year ended December 31, 2009, compared to cash flow provided by investing activities of $2.1 million for the year ended December 31, 2008. The decrease was primarily due to the sale of a property outside of Chicago in 2008 that resulted in

$16.5 million of cash proceeds, with no comparable sale in 2009. The cash flow from the sale was offset by a decrease of $12.9 million in the use of cash for capital expenditures in 2009 as compared to 2008 related primarily to construction activities at Valencia Corporate Center and Waikele Center in 2008 and a decrease of $1.7 million in cash used for lease commissions due to fewer new leases and lease renewals in 2009. In addition, the funding of notes to American Assets, Inc. decreased from net issuances of $3.5 million in 2008 compared to net repayments of $1.1 million in 2009, including repayments of notes related to discontinued operations. The decrease in cash outflows were offset by a decrease in distributions of capital from real estate joint ventures, which were $11.4 million in 2008 and $0.0 million in 2009.

Net cash used in financing activities decreased $15.3 million to $34.7 million for the year ended December 31, 2009, compared to $50.0 million for the year ended December 31, 2008. The decrease was primarily due to lower net distributions of $52.1 million to controlling and noncontrolling interests including a $15.9 million distribution in 2008 after the sale of a property outside of Chicago. Net distributions were $23.5 million in 2009, compared to $59.6 million in 2008, excluding the $15.9 million distribution after the sale of the Chicago property. Additionally, net borrowings decreased by $36.7 million to net repayments of $(10.7) million in 2009, compared to net issuances of $26.0 million in 2008 related to the refinancing of the Loma Palisades debt and issuances of notes to affiliates.

Net Operating Income

Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, or (3) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our retail, office or multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of our NOI to net income for the years ended December 31, 2010, 2009 and 2008 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Net operating income	$92,990	$88,401	$88,024
General and administrative	(8,813)	(7,058)	(8,690)
Depreciation and amortization	(37,642)	(29,858)	(31,089)
Interest income and other, net	74	173	1,167
Interest expense	(46,813)	(43,290)	(43,737)
Fee income from real estate joint ventures	2,487	1,736	1,538
Income (loss) from real estate joint ventures	(109)	(4,865)	(19,272)
Results from discontinued operations	—	—	554

Net income (loss)	$2,174	$5,239	$(11,505)

Funds from Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of our FFO for the years ended December 31, 2010, 2009 and 2008 to net income, the nearest GAAP equivalent (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income (loss) (1)	$2,174	$5,239	$(11,505)
Plus: Real estate depreciation and amortization	37,642	29,858	31,089
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	15,304	16,743	14,626
Less: Gain on acquisition of controlling interests	(4,297)	—	—
Less: Gain on sale of real estate	—	—	(2,625)

Funds from operations	$50,823	$51,840	$31,585

(1)	The net loss in 2008 is a result of an impairment loss of $15.8 million in 2008 recorded on our investment in the Fireman’s Fund Headquarters office property. We recorded this impairment as a result of the credit crisis in 2008, which caused a decline in the fair value of our investment in Fireman’s Fund’s Headquarters that we determined was other than temporary.

Inflation

Substantially all of our office and retail leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. In addition, our multifamily leases (other than at our RV resort where spaces can be rented at a daily, weekly or monthly rate) generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms, and generally allow for rent adjustments at the time of renewal, which we believe reduces our exposure to the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of December 31, 2010, we do not hold any derivative financial instruments.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on the fair value of our total outstanding debt, including our fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

Fixed Interest Rate Debt

On a pro forma basis after giving effect to our initial public offering and the Formation Transactions, all of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2010, on a pro forma basis after giving effect to our initial public offering and the Formation Transactions, we had $879.4 million of fixed-rate debt outstanding with an estimated fair value of $879.3 million. If interest rates at December 31, 2010 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $39.6 million. If interest rates at December 31, 2010 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $38.3 million.

Variable Interest Rate Debt

At December 31, 2010, on a pro forma basis after giving effect to our initial public offering and the Formation Transactions, there was no variable rate debt outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) of the 1934 Act, as of December 31, 2010. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a -15(f) of the 1934 Act.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to rules established by the SEC, which do not require these reports in the Company’s first Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information concerning our directors:

Name	Age	Position
Ernest S. Rady	73	Executive Chairman of the Board of Directors
John W. Chamberlain	50	Chief Executive Officer and Director
Larry E. Finger	57	Director
Edward F. Lange, Jr.	51	Director
Duane A. Nelles	67	Director
Thomas S. Olinger	44	Director
Robert S. Sullivan	67	Director

Ernest S. Rady. Mr. Rady has served as Executive Chairman of our board of directors since our formation. Mr. Rady has over 40 years of experience in real estate management and development. Mr. Rady founded American Assets, Inc. in 1967 and currently serves as president and chairman of the board of directors of American Assets, Inc. In 1971, he also founded Insurance Company of the West and Westcorp, a financial services holding company. From 1973 until 2006, Mr. Rady served as chairman and chief executive officer of Westcorp. He served as chairman of Western Financial Bank from 1982 until 2006 and chief executive officer of Western Financial from 1994 until 1996 and from 1998 until 2006. He also served as a director of WFS Financial Inc., an automobile finance company, from 1988 until 2006 and as chairman from 1995 until 2006. From 2006 until 2007, Mr. Rady served as chairman of dealer finance business and California banking business for Wachovia Corporation, and also served as a director from 2006 until 2008. Mr. Rady currently serves as chairman of the board of directors of Insurance Company of the West, chairman of the Dean’s Advisory Council of the Rady School of Management at the University of California, San Diego and trustee of the Salk Institute for Biological Sciences as well as Scripps Health. Mr. Rady received his degrees in commerce and law from the University of Manitoba. Our board of directors determined that Mr. Rady should serve as a director based on his extensive knowledge of American Assets, Inc. and his wealth of experience in the real estate industry.

John W. Chamberlain. Mr. Chamberlain has served as our Chief Executive Officer, President and a member of our board of directors since the completion of our initial public offering. Mr. Chamberlain brings more than 25 years of experience in commercial real estate to this position. From 1989 until the formation of the company, Mr. Chamberlain served in executive roles within American Assets, Inc., most recently as chief executive officer. Prior to joining American Assets, Inc., Mr. Chamberlain was vice president of Coldwell Banker Real Estate Corporation, where he brokered various commercial real estate acquisitions. Mr. Chamberlain started his career as a sales associate at CW Clark, Inc., a commercial real estate development firm. In addition to serving as a director of American Assets, Inc. since 1997, Mr. Chamberlain also currently serves as a director of the Solana Beach Community Foundation. Mr. Chamberlain received his Bachelor of Arts degree in economics from the University of California, San Diego. Our board of directors determined that Mr. Chamberlain should serve as a director based on his extensive knowledge of American Assets, Inc. and his wealth of experience in the commercial real estate industry.

Larry E. Finger. Mr. Finger has served as a member of our board of directors since the completion of our initial public offering. Since 2008, Mr. Finger has served as president of Strategic Advisory, Inc., an advisory services company. Prior to forming Strategic Advisory, Inc., Mr. Finger served as chief financial officer of Federal Realty Investment Trust from 2002 until 2007. During his tenure at Federal Realty Investment Trust, Mr. Finger also served as executive vice president from 2005 until 2007 and as senior vice president from 2002 until 2005. From 1993 until 2001, he served as chief financial officer of Washington Real Estate Investment

Trust. From 1978 until 1991, Mr. Finger served in various senior management positions at Savage/Fogarty Companies, Inc., a real estate development company, including as chief operating officer. Mr. Finger received his Juris Doctor degree from Georgetown University Law Center and his Bachelor of Science degree in accountancy from the University of Illinois. Our board of directors determined that Mr. Finger should serve as a director based on his financial background and experience as an executive officer of publicly traded REITs.

Edward F. Lange, Jr. Mr. Lange has served as a member of our board of directors since the completion of our initial public offering. Mr. Lange served as an executive officer of BRE Properties, Inc., or BRE, from July 2000 until July 2010, and served as a director of BRE from 2008 until 2010. He served as chief operating officer of BRE from 2007 until July 2010 and as BRE’s chief financial officer from November 2008 until September 2009. He also served as BRE’s chief financial officer from July 2000 until April 2008. Prior to joining BRE, Mr. Lange served as executive vice president and chief financial officer of Health Care REIT, Inc. from 1996 until 2000. From 1992 until 1996, Mr. Lange served as senior vice president of finance of the Mediplex Group, Inc., an operator of health care facilities, and affiliated companies. Mr. Lange received his Master of Business Administration degree from the University of Connecticut and his Bachelor of Science degree in urban planning from the University of Massachusetts. Our board of directors determined that Mr. Lange should serve as a director based on his leadership and financial expertise, as well as his experience as an executive officer of publicly traded REITs.

Duane A. Nelles. Mr. Nelles has served as a member of our board of directors since the completion of our initial public offering. From 1987 until 2000, Mr. Nelles served as president of CICA, Inc., a private personal investment business. From 1968 until 1987, Mr. Nelles was a partner in the international public accounting firm of Coopers & Lybrand LLP. Mr. Nelles has served as a director of Qualcomm, Inc. since August 1988. From 2003 until 2006, Mr. Nelles served as a director of Westcorp, a financial services holding company, and Western Financial Bank. Mr. Nelles also served as a director of WFS Financial Inc., an automobile finance company, from 1995 until 2006. Mr. Nelles earned his Master of Business Administration degree from the University of Michigan and his Bachelor of Arts degree in economics and mathematics from Albion College. Our board of directors determined that Mr. Nelles should serve as a director based on his expertise with publicly traded companies, as well as his financial background.

Thomas S. Olinger. Mr. Olinger has served as a member of our board of directors since the completion of our initial public offering. Since 2007, Mr. Olinger has served as chief financial officer of AMB Property Corporation, a global operator and developer of industrial real estate. From 2002 until 2007, Mr. Olinger served as corporate controller of Oracle Corporation, a computer hardware and software company. Mr. Olinger began his professional career in 1988 with Arthur Andersen LLP as an auditor, where he served various REITs. Mr. Olinger received his Bachelor of Science degree in finance from Indiana University. Our board of directors determined that Mr. Olinger should serve as a director based on his wealth of experience in the real estate industry, as well as his financial background.

Robert S. Sullivan. Dr. Sullivan has served as a member of our board of directors since the completion of our initial public offering. Since 2003, Dr. Sullivan has been dean of the Rady School of Management at University of California, San Diego. From 1997 until 2002, he was dean of Kenan-Flagler Business School at University of North Carolina, Chapel Hill. From 1976 until 1998, Dr. Sullivan served in a variety of senior positions at the University of Texas and Carnegie Mellon University. Since 2004, Dr. Sullivan has served on the board of directors of Cubic Corporation, and is currently its lead independent director. From 1991 until 2006, Dr. Sullivan served as a director of Stewart and Stevenson Services, Inc. Dr. Sullivan received his Doctor of Philosophy degree from Pennsylvania State University. He received his Master of Business Administration degree from Cornell University and his Bachelor of Arts degree in mathematics from Boston College. Our board of directors determined that Dr. Sullivan should serve as a director based on his leadership expertise and extensive experience as a director of public and private companies.

Board Meetings

Our board of directors held no meetings during fiscal 2010 as until the time of the completion of our initial public offering, our board was comprised of only Mr. Rady, our Executive Chairman.

We encourage, but do not require, our board members to attend the annual meeting of stockholders. We did not hold an annual meeting in 2010 but in January 2011, prior to the completion of our initial public offering, we did hold an annual meeting, at which Mr. Rady, who was then our sole director, was in attendance.

Committees of the Board

Audit Committee. The audit committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee helps ensure the integrity of our financial statements, our systems of disclosure controls and procedures and internal control over financial reporting, the qualifications, independence and performance of our independent registered public accounting firm and the performance of our internal audit function. The audit committee is also be responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The audit committee also prepares the audit committee report required by SEC regulations to be included in our annual proxy statement. Mr. Lange has been designated as chair and Messrs. Finger and Olinger have been appointed as members of the audit committee. Our board of directors has determined that Mr. Lange is an “audit committee financial expert” as defined by the Securities and Exchange Commission. Our audit committee was not formed until the time of the completion of our initial public offering and consequently it did not meet in 2010.

Compensation Committee. The compensation committee: reviews and approves on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determines and approves the remuneration of our chief executive officer based on such evaluation; reviews and approves the compensation of all of our officers; reviews our executive compensation policies and plans; implements and administers our incentive compensation equity-based remuneration plans; assists management in complying with our proxy statement and annual report disclosure requirements; produces a report on executive compensation to be included in our annual proxy statement; and reviews, evaluates and recommends changes to the remuneration for directors. Mr. Finger is the chair and Messrs. Lange and Nelles serve as members of the compensation committee. Our compensation committee was not formed until the time of the completion of our initial public offering and consequently it did not meet in 2010.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee identifies and recommends to the full board of directors qualified candidates for election as directors and recommends nominees for election as directors at the annual meeting of stockholders; develops and recommends to the board of directors corporate governance guidelines and implements and monitors such guidelines; reviews and makes recommendations on matters involving the general operation of the board of directors, including board size and composition, and committee composition and structure; recommends to the board of directors nominees for each committee of the board of directors; annually facilitates the assessment of the board of directors’ performance as a whole and of the individual directors, as required by applicable law, regulations and the NYSE corporate governance listing standards; and oversees the board of directors’ evaluation of management. Mr. Nelles is the chair and Mr. Olinger and Dr. Sullivan serve as members of the nominating and corporate governance committee. Our nominating and corporate governance committee was not formed until the time of the completion of our initial public offering and consequently it did not meet in 2010.

Our board of directors has adopted charters for each of the audit committee, compensation committee and nominating and corporate governance committee. Each of the charters is available on our website at www.americanassetstrust.com. The information contained on our website is not incorporated by reference into this report.

Our board of directors may from time to time establish certain other committees to facilitate the management of the Company

Policy Governing Stockholder Communications with the Board of Directors

Our board of directors welcomes communications from our stockholders. Any stockholder or other interested party who wishes to communicate with the board or one or more members of the board should do so in writing in care of the General Counsel of the Company, at our principal office, 11455 El Camino Real, Suite 200, San Diego, California 92130. The General Counsel is directed to forward each appropriate communication to the director or directors for whom it is intended.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of such forms received by us and the written representations of the reporting persons, we believe that no reporting persons known to us were delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during 2010.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics that applies to our officers, employees, agents and directors. In addition, our board of directors has adopted Corporate Governance Guidelines to assist the board in the exercise of its responsibilities and to serve the interests of the Company and its stockholders. The Code of Business Conduct and Ethics and Corporate Governance Guidelines are posted on our website at www.americanassetstrust.com.

Executive Officers

Our executive officers and their ages are as follows:

Name	Age	Position
Ernest S. Rady	73	Executive Chairman of the Board of Directors
John W. Chamberlain	50	Chief Executive Officer and Director
Robert F. Barton	53	Executive Vice President and Chief Financial Officer
Adam Wyll	36	Senior Vice President, General Counsel and Secretary
Patrick Kinney	47	Senior Vice President of Real Estate Operations

Biographical information with respect to Messrs. Rady and Chamberlain is set forth above.

Robert F. Barton. Mr. Barton has served as our Executive Vice President and Chief Financial Officer since the time of our formation. Mr. Barton brings to his role more than 30 years of experience in commercial real estate, accounting, tax, mergers and acquisitions and structured finance. From 1998 until the formation of the company, Mr. Barton served as executive vice president and chief financial officer of American Assets, Inc. Additionally, from 2002 until the formation of our company, Mr. Barton served as chief financial officer and chief compliance officer of American Assets Investment Management, LLC, an investment advisor affiliated with American Assets, Inc. that is registered with the SEC. From 1996 until 1998, Mr. Barton served as executive director of real estate and finance for Flour Daniel, a Fortune 500 engineering and construction company. From 1986 until 1996, Mr. Barton served as senior vice president and chief financial officer of RCI Asset Management Group, a privately held real estate developer, whose capital partners included Melvin Simon & Associates, the predecessor entity to Simon Property Group. Prior to joining RCI, Mr. Barton was a senior audit manager at Kenneth Leventhal & Company, where he served private and publicly traded companies, including commercial and residential real estate developers. He began his professional career in 1980 with Arthur Young & Co. as an auditor. Mr. Barton received his Bachelor of Science degree in business administration with a major in accounting from California State University, Pomona. Mr. Barton is licensed as a Certified Public Accountant in California.

Adam Wyll. Adam Wyll has served as our Senior Vice President, General Counsel and Secretary since the time of our formation. From 2004 until the formation of our company, Mr. Wyll served in two officer positions at American Assets, Inc., initially as vice president of private equity and most recently as vice president of legal and business affairs. His responsibilities included structuring and managing complex corporate transactions, including real estate acquisitions, dispositions and financings, as well as private equity investments. Additionally, from 2007 until the formation of our company, Mr. Wyll served as vice president, director of client services of American Assets Investment Management, LLC, an investment advisor affiliated with American Assets, Inc. that is registered with the SEC. Prior to joining American Assets, Inc., Mr. Wyll was an attorney with Jenkens & Gilchrist, a professional corporation, where he specialized in representing institutional lenders in structured financial transactions and real estate investment trusts in securities and debt issuances. Mr. Wyll is a graduate of the University of Texas School of Law. He obtained his finance degree from the McCombs School of Business (University of Texas, Austin).

Patrick Kinney. Mr. Kinney has served as our Senior Vice President of Real Estate Operations since the completion of our initial public offering. From 2004 until the formation of our company, Mr. Kinney served as vice president of real estate for American Assets, Inc., where he was responsible for all aspects of asset management for retail, office, multifamily and hospitality properties. From 1993 until 2003, Mr. Kinney served in senior management positions, including as vice president of operations and vice president of accounting at Caruso Affiliated Holdings, a real estate development company headquartered in Los Angeles, California. His responsibilities at Caruso included supervising corporate tax and accounting functions as well as overseeing management and lease administration of retail, office, residential and industrial properties, including The Grove in Los Angeles, California. Mr. Kinney obtained his Bachelor of Science degree in business administration and a minor in accounting and finance from California Polytechnic State University, San Luis Obispo.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

During 2010, because we did not conduct business, no compensation was paid to any of our named executive officers, and, accordingly, no compensation policies or objectives governed our named executive officer compensation. At this time, our board of directors and our compensation committee have not yet adopted compensation policies applicable to our named executive officers other than setting their initial compensation packages and the terms of their employment agreements, but they intend to do so during 2011. We anticipate that our compensation policies will be established by our compensation committee based on factors such as the desire to retain our named executive officers’ services over the long term, aligning their interests with those of our stockholders, incentivizing them over the near, medium and long term, rewarding them for exceptional performance and such other factors as our compensation committee may consider in shaping its compensation philosophy.

For 2011, we will pay base salaries and annual bonuses to our executive officers. We also made grants of awards under our 2011 Equity Incentive Award Plan to certain of our executive officers effective upon completion of our initial public offering. These awards were granted to recognize such individuals’ efforts on our behalf in connection with our formation and our initial public offering. Our “named executive officers” during 2011 are expected to continue to be Ernest S. Rady, Executive Chairman; John W. Chamberlain, Chief Executive Officer and Director; Robert F. Barton, Executive Vice President and Chief Financial Officer; Adam Wyll, Senior Vice President, General Counsel and Secretary; and Patrick Kinney, Senior Vice President of Real Estate Operations.

We expect that our compensation strategy will focus on providing a total compensation package that will not only attract and retain high-caliber executive officers and employees, but will also be utilized as a tool to align employee contributions with our corporate objectives and stockholder interests. We intend to provide a competitive total compensation package and will share our success with our named executive officers, as well as our other employees, when our objectives are met.

The following is a non-exhaustive list of items that we expect our compensation committee will consider in formulating our compensation philosophy and applying that philosophy to the implementation of our overall compensation program for named executive officers and other employees:

•	goals of the compensation program;

•	role of our compensation committee;

•	engagement and role(s) of an external compensation consultant and other advisors;

•	involvement of management in compensation decisions;

•	components of compensation, including equity, cash, incentive, fixed, short-, medium- and long-term compensation, and the interaction of these various components with one another;

•	equity grant guidelines with regard to timing, type, vesting and other terms and conditions of equity grants;

•	stock ownership guidelines and their role in aligning the interests of named executive officers with our stockholders;

•	severance and change of control protections;

•	perquisites, enhanced benefits and insurance;

•	deferred compensation and other tax-efficient compensation programs;

•	retirement and other savings programs;

•	peer compensation, benchmarking and survey data; and

•	risk mitigation and related protective and remedial measures.

Elements of Executive Officer Compensation

Set forth below is an overview of the initial components of our named executive officer compensation program, including annual cash compensation, equity awards and health and retirement benefits, which became effective upon the completion of our initial public offering in January 2011. No compensation was paid by us in 2010 to our named executive officers.

Base Salaries

Our named executive officers earn annualized base salaries that are commensurate with their positions and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. The 2011 annual base salaries for our named executive officers are set forth in the Summary Compensation Table below.

Cash Bonuses

For 2011, we intend to establish a program pursuant to our 2011 Equity Incentive Award Plan pursuant to which annual cash bonuses may be paid to our executive officers (other than Mr. Rady), including the named executive officers, based on the attainment of financial performance metrics and/or individual performance objectives established and approved in the sole discretion of our compensation committee. We have not yet established this program or any performance objectives for purposes of annual bonuses during 2011. Mr. Rady is not currently eligible to receive an annual bonus.

Eligibility to receive these cash bonuses is expected to incentivize our named executive officers to strive to attain company and/or individual performance goals that further our interests and the interests of our stockholders. The following table lists target bonuses for 2011 for our named executive officers eligible to receive annual bonuses pursuant to the terms of their employment agreements:

Executive	Target Bonus (% of Base Salary)
John W. Chamberlain	125%
Robert F. Barton	100%
Adam Wyll	50%
Patrick Kinney	40%

Equity Awards

In January 2011, upon the completion of our initial public offering, we made grants of restricted common stock to our named executive officers (other than Mr. Rady) pursuant to the terms of their employment agreements. These awards under our 2011 Equity Incentive Award Plan were granted to recognize such individuals’ efforts on our behalf in connection with our formation and our initial public offering and are subject to both time-based vesting and performance-based vesting.

Those restricted stock awards subject to time-based vesting will vest, based on continued employment, in two substantially equal installments on each of the third and fourth anniversaries of the date of grant. The vesting of those restricted stock awards subject to performance-based vesting is based on the achievement of absolute and relative total shareholder return hurdles over a three-year performance period, commencing on January 19, 2011, the date of the completion of our initial public offering. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which an executive will be entitled based on our performance relative to the performance hurdles set forth in the executive’s award agreement. These shares will then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the executive’s continued employment on those dates.

The following table lists the time-based and performance-based vesting restricted stock awards that were granted to our named executive officers (other than Mr. Rady) upon the completion of our initial public offering and the years in which such awards may vest. The shares subject to the performance-based restricted stock awards below represent the maximum number of shares subject to such awards that may vest, assuming the highest performance hurdles are achieved and all of the shares subject to such awards ultimately vest.

Executive	Year	Time Vesting Restricted Stock	Performance Vesting Restricted Stock
John W. Chamberlain	2012	—	—
	2013	—	—
	2014	45,000	67,500
	2015	45,000	67,500
Robert F. Barton	2012	—	—
	2013	—	—
	2014	33,750	50,625
	2015	33,750	50,625
Adam Wyll	2012	—	—
	2013	—	—
	2014	11,250	16,875
	2015	11,250	16,875
Patrick Kinney	2012	—	—
	2013	—	—
	2014	9,000	13,500
	2015	9,000	13,500

The amounts and types of future equity awards, which may include restricted common stock, option awards, stock appreciation rights and other forms of equity awards, among others, will be determined by our compensation committee in its discretion. In addition to attracting, motivating and retaining the talent for which we compete, equity award grants are expected to incentivize and reward increases in long-term stockholder value, align the interests of our employees, including our named executive officers, with the interests of our stockholders and promote the retention of our employees, including our named executive officers.

Retirement Savings

We maintain a retirement savings plan under section 401(k) of the Code to cover our eligible employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, which may be on a pre-tax basis through contributions to the 401(k) plan. We match employees’ annual contributions, based on management’s discretion. Historically, we have matched 100% of employee’s annual contributions up to 5% of their annual compensation.

Deferred Compensation

Our operating partnership has adopted the American Assets Trust Executive Deferral Plan V, or EDP V, and the American Assets Trust Executive Deferral Plan VI, or EDP VI. These plans were adopted by our operating partnership as successor plans to those deferred compensation plans maintained by American Assets, Inc. in which the employees who were transferred to us in connection with our initial public offering participated prior to that time. EDP V and EDP VI contain substantially the same terms and conditions as these predecessor plans and American Assets, Inc. transferred to our operating partnership the account balances under the predecessor plans of those employees whose employment was transferred to us in connection with our initial public offering. These transferred account balances represent amounts deferred by these employees prior to our initial public offering while they were employed by American Assets, Inc.

Three of our employees, including Mr. Barton, our Executive Vice President and Chief Financial Officer, are participants in EDP V. As of December 31, 2010, Mr. Barton’s account balance in EDP V was $85,781. Six of our employees, including Mr. Chamberlain, our Chief Executive Officer and President, Mr. Barton and James R. Durfey, our Vice President of Office Leasing, are participants in EDP VI. As of December 31, 2010, their respective account balances were as follows: Mr. Chamberlain, $73,107; Mr. Barton, $86,005; Mr. Durfey, $33,732. No other executive officers are participants in these plans.

EDP V is a frozen plan, meaning that no additional deferrals or contributions will be made into the plan and all participants are 100% vested in their account balances under that plan. Participant accounts in EDP V are credited with earnings at a specified rate determined based on the participant’s years of service.

EDP VI allows for deferrals by participants of up to 90% of base salary and up to 100% of bonuses and other cash or equity-based compensation approved by our compensation committee. Participants in EDP VI elect to have their account credited with earnings and investment gains and losses by assuming that deferred amounts based on deemed investments in one or more hypothetical investment options selected by the participant. The participants are always 100% vested in the amount they defer and the earnings, gains and losses credited to their accounts.

Employee Benefits

Our full-time employees, including our named executive officers, are eligible to participate in health and welfare benefit plans, which provide medical, dental, prescription and other health and related benefits. Our named executive officers participate in these employee benefit plans on the same terms as our employees generally.

Additional Compensation Components

In the future, as we formulate and further implement our compensation program, we may provide different and/or additional compensation components, benefits and/or perquisites to our employees, including our named executive officers, to ensure that we provide a balanced and comprehensive compensation structure. We believe that it is important to maintain flexibility to adapt our compensation structure at this time to properly attract, motivate and retain the top executive talent for which we compete.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, which employment agreements became effective as of the date of our initial public offering. We believe that the protections contained in these employment agreements will help to ensure the day-to-day stability necessary to our executives to enable them to properly focus their attention on their duties and responsibilities with the company and will provide security with regard to some of the most uncertain events relating to continued employment, thereby limiting concern and uncertainty and promoting productivity. The following is a summary of the material terms of the agreements.

Under the agreements, Messrs. Rady, Chamberlain, Barton, Wyll and Kinney will serve as the company’s Executive Chairman; Chief Executive Officer and President; Executive Vice President and Chief Financial Officer; Senior Vice President, General Counsel and Secretary; and Senior Vice President of Real Estate Operations, respectively. Messrs. Rady and Chamberlain will report directly to the board, while the other executives will report to our Chief Executive Officer and President. The initial term of the employment agreements will end in January 2014. On that date and on each subsequent anniversary of that date, the term of the employment agreements will automatically be extended for successive one year periods, unless earlier terminated. Pursuant to Messrs. Rady and Chamberlain’s employment agreements, during the terms of their employment, we will nominate each for election as a director.

Under the employment agreements, the executives will receive initial annual base salaries in the amounts reflected in the “Summary Compensation Table” below, which are subject to increase at the discretion of our compensation committee. In addition, the executives (other than Mr. Rady) will each be eligible to receive an annual cash performance bonus, the amount of which will be determined based on the attainment of performance criteria established by our compensation committee. The executives’ target bonuses are set forth above under “—Elements of Executive Officer Compensation—Cash Bonuses.” In connection with entering into the employment agreements, each of our named executive officers (other than Mr. Rady) was granted a “founders” award of restricted shares of our common stock as described above under “—Elements of Executive Officer Compensation—Equity Awards.” In addition, the executives are eligible to participate in customary health, welfare and fringe benefit plans, and will accrue up to five weeks of paid vacation per year.

Under the employment agreements, if an executive’s employment is terminated by the company without “cause” or by the executive for “good reason” (each, as defined in the employment agreements) then, in addition to accrued amounts and any earned but unpaid bonuses, the executive will be entitled to receive the following:

•

a lump-sum payment in an amount equal to two times the sum of (1) the executive’s annual base salary then in effect, (2) the highest annual bonus earned by the executive during the employment term (or, in the event of a termination prior to the end of the completion of the company’s first full fiscal year, an amount as determined by our compensation committee in its sole discretion, but in no event less than the executive’s base salary in effect on the termination date) and (3) the highest value of any annual equity award(s) made to the executive during the employment term (not including the initial grant of restricted stock described above made in connection with the completion of our initial public offering that vest on the basis of performance objectives or any award(s) granted pursuant to a multi-year or long-term performance program, initial hiring or retention award or similar non-reoccurring award);

•	a lump-sum payment in an amount equal to the executive’s pro-rated annual bonus for the year in which the termination occurs, if any, based on performance achieved as of the termination date;

•	accelerated vesting of all outstanding equity awards held by the executive as of the termination date; and

•	a lump-sum cash payment equal to the executive’s cost for continued healthcare coverage for up to 18 months after the termination date.

In the event that an executive’s employment is terminated because the company elects not to renew the initial term of the employment agreement, then the executive will be entitled to receive the same payments and benefits described above for a termination without cause or for good reason. The executive’s right to receive the severance payments and benefits described above is subject to his delivery of an effective general release of claims in favor of the company.

Under the employment agreements, upon a change in control of the company, the executives will be entitled to accelerated vesting of the executive’s initial restricted stock grant such that the restricted stock will become fully vested and nonforfeitable.

Upon a termination of employment by reason of death or disability, the executive or his/her estate will be entitled to accelerated vesting of all outstanding equity awards held by the executive as of the termination date, in addition to accrued amounts and earned but unpaid bonuses.

The employment agreements also contain customary confidentiality and non-solicitation provisions.

Equity Incentive Award Plan

In connection with our initial public offering, our board of directors adopted, and our stockholders approved, our 2011 Equity Incentive Award Plan, which we sometimes refer to as the 2011 Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2011 Plan are summarized below.

Eligibility and Administration

Our directors, officers, employees and consultants and the directors, officers, employees and consultants of our operating partnership and our respective subsidiaries are eligible to receive awards under the 2011 Plan. The 2011 Plan is administered by our compensation committee, which may delegate its duties and responsibilities to subcommittees of our directors and/or officers, subject to certain limitations that may be imposed under Code Section 162(m), Section 16 of the Exchange Act and/or stock exchange rules, as applicable. Our board of directors administers the 2011 Plan with respect to awards to non-employee directors. The plan administrator has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2011 Plan, subject to its express terms and conditions. The plan administrator also sets the terms and conditions of all awards under the 2011 Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available

An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, which shares may be authorized but unissued shares or shares purchased in the open market. Of these shares, 504,756 were granted to officers and directors upon completion of our initial public offering and, as of January 31, 2011, 3,549,655 remained available for future issuance. If an award under the 2011 Plan is forfeited, expires or is settled for cash, then any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2011 Plan. However, the following shares may not be used again for grant under the 2011 Plan: (1) shares tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award, (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise, and (3) shares purchased on the open market with the cash proceeds from the exercise of options.

Under the 2011 Plan, each LTIP unit issued pursuant to an award shall be counted against the share reserve under the 2011 Plan as one share of common stock, but only to the extent that such LTIP unit is exchangeable into shares of common stock, and on the same basis as the exchange ratio applicable to the LTIP unit.

Awards granted under the 2011 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares authorized for grant under the 2011 Plan. After a transition period following the effective date of the offering, the maximum number of shares of our common stock that may be subject to one or more awards granted to any one participant pursuant to the 2011 Plan during any calendar year is 3,000,000, and the maximum amount that may be paid in cash pursuant to the 2011 Plan to any one participant during any calendar year period is $10,000,000.

Awards

The 2011 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs and cash awards. Certain awards under the 2011 Plan may constitute or provide for a deferral of compensation, subject to Code Section 409A, which may impose additional requirements on the terms and conditions of such awards. All awards will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms. Awards other than cash awards will generally be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows:

•

Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other tax

Code requirements are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant shareholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant shareholders). Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions.

•

Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance and/or other conditions.

•

Restricted Stock, RSUs and Performance Shares. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying these awards may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance shares are contractual rights to receive a range of shares of our common stock in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, RSUs and performance shares may be based on continuing service with us or our affiliates, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•

Stock Payments, Other Incentive Awards, LTIP Units and Cash Awards. Stock payments are awards of fully vested shares of our common stock that may, but need not, be made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. Other incentive awards are awards other than those enumerated in this summary that are denominated in, linked to or derived from shares of our common stock or value metrics related to our shares, and may remain forfeitable unless and until specified conditions are met. LTIP units are awards of units of our operating partnership intended to constitute “profits interests” within the meaning of the relevant Revenue Procedure guidance, which may be exchangeable into shares of our common stock. Cash awards are cash incentive bonuses subject to performance goals.

•

Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator.

Performance Awards

Performance awards include any of the awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals. The plan administrator will determine whether performance awards are intended to constitute “qualified performance-based compensation,” or QPBC, within the meaning of Code Section 162(m), in which case the applicable performance criteria will be selected from the list below in accordance with the requirements of Code Section 162(m).

Code Section 162(m) imposes a $1.0 million cap on the compensation deduction that we may take in respect of compensation paid to our “covered employees” (which should include our chief executive officer and our next three most highly compensated employees other than our chief financial officer), but excludes from the calculation of amounts subject to this limitation any amounts that constitute QPBC. We do not expect Code Section 162(m) to apply to awards under the 2011 Plan until the earliest to occur of our annual shareholders’ meeting in 2015, a material modification of the 2011 Plan or exhaustion of the share supply under the 2011 Plan. However, QPBC performance criteria may be used with respect to performance awards that are not intended to constitute QPBC.

In order to constitute QPBC under Code Section 162(m), in addition to certain other requirements, the relevant amounts must be payable only upon the attainment of pre-established, objective performance goals set by our compensation committee and linked to stockholder-approved performance criteria. For purposes of the 2011 Plan, one or more of the following performance criteria will be used in setting performance goals applicable to QPBC, and may be used in setting performance goals applicable to other performance awards: (1) net earnings (either before or after one or more of the following: (a) interest, (b) taxes, (c) depreciation and (d) amortization); (2) gross or net sales or revenue; (3) net income (either before or after taxes); (4) adjusted net income; (5) operating earnings or profit; (6) cash flow or NOI (including, but not limited to, operating cash flow and free cash flow); (7) return on assets; (8) return on capital; (9) return on stockholders’ equity; (10) total stockholder return; (11) return on sales; (12) gross or net profit or operating margin; (13) costs; (14) funds from operations; (15) expenses; (16) working capital; (17) earnings per share; (18) adjusted earnings per share; (19) price per share of common stock; (20) implementation or completion of critical projects; (21) market share; and (22) economic value, any of which may be measured either in absolute terms or as compared to any incremental increase or decrease or as compared to results of a peer group or to market performance indicators or indices.

The 2011 Plan also permits the plan administrator to provide for objectively determinable adjustments to the applicable performance criteria in setting performance goals for QPBC awards. Such adjustments may include one or more of the following: (1) items related to a change in accounting principle; (2) items relating to financing activities; (3) expenses for restructuring or productivity initiatives; (4) other non-operating items; (5) items related to acquisitions; (6) items attributable to the business operations of any entity acquired by us during the performance period; (7) items related to the disposal of a business or segment of a business; (8) items related to discontinued operations that do not qualify as a segment of a business under GAAP; (9) items attributable to any stock dividend, stock split, combination or exchange of shares occurring during the performance period; (10) any other items of significant income or expense which are determined to be appropriate adjustments; (11) items relating to unusual or extraordinary corporate transactions, events or developments; (12) items related to amortization of acquired intangible assets; (13) items that are outside the scope of our core, on-going business activities; or (14) items relating to any other unusual or nonrecurring events or changes in applicable laws, accounting principles or business conditions.

Certain Transactions

The plan administrator has broad discretion to equitably adjust the provisions of the 2011 Plan, as well as the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our shareholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2011 Plan and outstanding awards. In the event of a change in control of our company (as defined in the 2011 Plan), the surviving entity must assume outstanding awards or substitute economically equivalent awards for such outstanding awards; however, if the surviving entity refuses to assume or substitute for all or some outstanding awards, then all such awards will vest in full and be deemed exercised (as applicable) upon the transaction. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants, Transferability and Participant Payments

The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2011 Plan are generally non-transferable prior to vesting and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2011 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination

Our board of directors may amend or terminate the 2011 Plan at any time; however, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that increases the number of shares available under the 2011 Plan, “reprices” any stock option or SAR or cancels any stock option or SAR in exchange for cash or another award when the option or SAR price per share exceeds the fair market value of the underlying shares or as otherwise required by applicable law or stock exchange rule. No award may be granted pursuant to the 2011 Plan after the tenth anniversary of the date on which we adopt the 2011 Plan.

Additional REIT Restrictions

The 2011 Plan provides that no participant will be granted, become vested in the right to receive or acquire or be permitted to acquire, or will have any right to acquire, shares under an award if such acquisition would be prohibited by the restrictions on ownership and transfer of our stock contained in our charter or would impair our status as a REIT.

Accounting Standards

ASC Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718 and formerly known as FASB 123R), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our 2011 Equity Incentive Award Plan will be accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation Committee Interlocks and Insider Participation

Since the date of our initial public offering, there have been no insider participations or compensation committee interlocks of the compensation committee. At all times since the completion of our initial public offering, the compensation committee has been comprised solely of independent, non-employee directors.

Compensation Committee Report

The compensation committee of the board of directors of American Assets Trust, Inc., a Maryland corporation, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.

This report of the compensation committee is not soliciting material, is not deemed filed with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual

Report on Form 10-K for the fiscal year ended December 31, 2010, into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The foregoing report has been furnished by the compensation committee.

Larry E. Finger, Chair

Edward F. Lange, Jr.

Duane A. Nelles

Date of report: March 24, 2011

Compensation Tables

Summary Compensation Table

We did not conduct business in 2010 and, accordingly, we did not pay any compensation to our named executive officers during or in respect of that year. Because we have no 2010 compensation to report, we are including below a Summary Compensation Table setting forth certain compensation that we expect to pay to our named executive officers during 2011. While the table below accurately reflects our current expectations with respect to 2011 named executive officer compensation, actual 2011 compensation for these officers may be increased or decreased, including through the use of compensation components not currently contemplated or described herein. We expect to disclose actual 2011 compensation for our named executive officers in 2012, to the extent required by applicable SEC disclosure rules.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ernest S. Rady	2011	250,000	(3)	—	—	—	—	250,000
Executive Chairman

John W. Chamberlain	2011	475,000	(3)	3,406,950	—	—	—	3,881,950
Chief Executive Officer and Director

Robert F. Barton	2011	350,000	(3)	2,555,213	—	—	—	2,905,213
Executive Vice President and Chief Financial Officer

Adam Wyll	2011	200,000	(3)	851,738	—	—	—	1,051,738
Senior Vice President, General Counsel and Secretary

Patrick Kinney	2011	175,000	(3)	681,390	—	—	—	856,390
Senior Vice President of Real Estate Operations

(1)	Represents the annual base salary rate in effect for each named executive officer for 2011.
(2)

Reflects the restricted stock awards granted to our named executive officers (other than Mr. Rady) upon the completion of our initial public offering in January 2011. Stock awards were equal to, for Messrs. Chamberlain, Barton, Wyll and Kinney, an aggregate number of shares of our common stock equal to, respectively, 225,000 (of which 90,000 shares are subject to time-based vesting and 135,000 shares are subject to performance-based vesting), 168,750 (of which 67,500 shares are to time-based vesting and 101,250 shares are subject to performance-based vesting), 56,250 (of which 22,500 shares are subject to time-based vesting and 33,750 shares are subject to performance-based vesting) and 45,000 (of which 18,000 shares are subject to time-based vesting and 27,000 shares are subject to performance-based vesting). Mr. Rady did not receive a stock award. Amounts in this column represent the aggregate grant date fair value of the restricted stock awards, as adjusted for our assessment of the probability that the performance conditions will be achieved with respect to those awards the vesting of which is performance-based. The grant date fair value was calculated in accordance with ASC Topic 718. The full grant date fair values, respectively, for the time-based and performance-based restricted stock awards granted to our named executive officers were as follows: Mr. Chamberlain, $1,845,000 and $1,561,950; Mr. Barton, $1,383,750 and $1,171,463; Mr. Wyll, $461,250 and $390,488; and Mr. Kinney, $369,000 and $312,390. For additional information regarding these stock awards, see “Executive Compensation—Elements of Executive Officer Compensation—Equity Award.

(3)	Any bonus awards to our named executive officers will be determined after the end of the 2011 fiscal year in the sole discretion of our compensation committee contingent upon such factors as the compensation committee may deem appropriate.

Director Compensation

In connection with our initial public offering, in January 2011 our board of directors approved a compensation program for our non-employee directors, which consists of annual cash retainers, meeting fees and long-term equity awards. Pursuant to this program, each non-employee director will receive an annual base retainer for his or her services of $20,000, payable in cash in quarterly installments in conjunction with quarterly meetings of the board of directors. In addition, each non-employee director who serves as the chair of the audit, compensation or nominating and corporate governance committees will receive an additional annual cash retainer of $10,000, $5,000 or $5,000, respectively. Directors will also receive additional cash consideration equal to $1,500 for each board meeting attended in person, $750 for each telephonic board meeting, $1,000 for each committee meeting attended in person and $500 for each telephonic committee meeting. Directors will be permitted to elect to receive these cash amounts in the form of fully vested shares of our common stock. We intend to reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at full board of directors and committee meetings. We did not make any payments to any of our non-employee directors in 2010. Concurrently with the closing of our initial public offering in January 2011, we granted each of our non-employee directors 1,952 restricted shares of our common stock pursuant to our 2011 Plan. These awards of restricted stock vest ratably as to one-third of the shares subject to each grant on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors. Each of our non-employee directors is also eligible to receive automatic grants of restricted stock under our 2011 Plan. On the date of each annual meeting of stockholders, beginning with the 2012 annual meeting of stockholders, each non-employee director who will continue to serve on our board of directors following such annual meeting will be granted an award of restricted stock with a value equal to $40,000, based on the closing price of our common stock on the date of such grant. These awards of restricted stock will vest ratably as to one-third of the shares subject to each grant on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors. All awards of restricted stock granted to each non-employee director will vest in full upon a change in control (as defined in the 2011 Plan).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 15, 2011, except as otherwise set forth in the footnotes to the table, the beneficial ownership of shares of our common stock and shares of common stock into which units of limited partnership in our operating partnership, American Assets Trust, L.P., a Maryland limited partnership of which we are the sole general partner, are exchangeable for (1) each person who is the beneficial owner of 5% or more of our outstanding common stock, (2) each executive officer named in the Summary Compensation Table included under the heading “Item 11 Executive Compensation,” (3) each director and (4) executive officers and directors as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the footnotes to the table. The extent to which a person holds operating partnership units as opposed to shares of common stock is set forth in the footnotes below. Unless otherwise indicated, the address of each named person is c/o American Assets Trust, Inc., 11455 El Camino Real, Suite 200, San Diego, California 92130. No shares beneficially owned by any executive officer or director have been pledged as security, except with respect to shares pledged by the Rady Trust pursuant to an indemnity escrow agreement for the purposes of satisfying any of our indemnification claims in connection with the Formation Transactions.

Name of Beneficial Owner	Number of Shares and Units Beneficially Owned	Percentage of All Shares (1)	Percentage of All Shares and Units (2)
American Assets, Inc. (3)	5,291,386	11.95%	9.23%
Ernest Rady Trust U/D/T March 10, 1983 (4)	20,100,398	37.32%	35.08%
Ernest S. Rady (5)	20,640,872	37.94%	36.02%
John W. Chamberlain (6)	289,460	*	*
Robert F. Barton (7)	169,231	*	*
Adam Wyll (8)	56,250	*	*
Patrick Kinney (8)	45,000	*	*
Duane A. Nelles (9)	21,952	*	*
Larry E. Finger (10)	2,451	*	*
Edward F. Lange, Jr. (11)	1,951	*	*
Thomas S. Olinger (11)	1,951	*	*
Robert S. Sullivan (11)	1,951	*	*
Cohen & Steers, Inc. (12)	4,886,416	12.48%	8.53%
FMR LLC (13)	4,227,500	10.80%	7.38%
Wellington Management Company, LLP (14)	3,391,686	8.66%	5.92%
All directors, director nominees and executive officers as a group (10 persons)	21,231,069	39.01%	37.05%

(1)	Based on 39,159,840 shares of common stock outstanding as of March 15, 2011. In addition, amounts for individuals assume that all common units held by the person are exchanged for shares of our common stock, and amounts for all directors, director nominees and executive officers as a group assume all common units held by them are exchanged for shares of our common stock in each case, regardless of when such common units are currently exchangeable. The total number of shares of our common stock outstanding used in calculating this percentage assumes that none of the common units held by other persons are exchanged for shares of our common stock.
(2)	Assumes a total of 39,159,840 shares of our common stock and 18,145,039 common units, which units may be redeemed for cash or, at our option, exchanged for shares of our common stock.
(3)	Includes 2,004 common units held by Western Insurance Holdings, Inc., which is controlled by American Assets, Inc. American Assets, Inc. disclaims beneficial ownership of such shares and common units, except to the extent of its pecuniary interest therein.
(4)	Includes 181,805 shares and 5,107,577 common units held by American Assets, Inc., which is controlled by Ernest Rady Trust U/D/T March 10, 1983, or the Rady Trust, and 2,004 common units held by Western Insurance Holdings, Inc., which is controlled by American Assets, Inc. The Rady Trust disclaims beneficial ownership of such shares and common units, except to the extent of its pecuniary interest therein.
(5)

Includes (a) 5,214,272 shares and 9,594,740 common units held by the Rady Trust; (b) 91,276 common units held by the Donald R. Rady Trust, for which Mr. Rady is the trustee; (c) 91,252 common units held by the Harry M. Rady Trust, for which Mr. Rady is the trustee; (d) 91,252 common units held by the Margo S. Rady Trust, for which Mr. Rady is the trustee; (e) 141,025 common units held by DHM Trust dated as of 29th May 1959, for which Mr. Rady is the trustee; (f) 181,805 shares and 5,107,577 common units held by American Assets, Inc., which is indirectly controlled by Mr. Rady; and (g) 2,004 common units held by Western Insurance Holdings, Inc., which is indirectly controlled by Mr. Rady. Mr. Rady disclaims beneficial ownership of such shares and common units, except to the extent of his pecuniary interest therein.

(6)	Includes (a) 18,880 shares held by Trust A of the W.E. & B.M. Chamberlain Trust, for which Mr. Chamberlain is the trustee; (b) 2,818 common units held by Trust C of the W.E. & B.M. Chamberlain Trust, for which Mr. Chamberlain is the trustee; (c) 32,068 shares and 10,694 common units held by The John W. and Rebecca S. Chamberlain Trust dated July 14, 1994, as amended, for which Mr. Chamberlain and his wife are the trustees and beneficiaries; and (d) 225,000 shares of restricted stock granted pursuant to his employment agreement. Mr. Chamberlain disclaims beneficial ownership of such shares and common units, except to the extent of his pecuniary interest therein.
(7)	Includes (a) 481 shares held by the Robert and Katherine Barton Living Trust, for which Mr. Barton is a trustee and beneficiary, and as such is the beneficial owner of the shares and common units held by such trust and (b) 168,750 shares of restricted stock granted pursuant to his employment agreement.
(8)	Consists of restricted stock granted pursuant to his employment agreement.
(9)	Includes (a) 1,952 shares of restricted stock granted pursuant to our 2011 Equity Incentive Award Plan to Mr. Nelles as a non-employee director nominee and (b) 20,000 shares of our common stock purchased in this offering.
(10)	Includes (a) 1,951 shares of restricted stock granted pursuant to our 2011 Equity Incentive Award Plan to Mr. Finger as a non-employee director nominee and (b) 500 shares of our common stock purchased in this offering.
(11)	Consists of restricted stock granted to each of our non-employee director nominees pursuant to our 2011 Equity Incentive Award Plan.
(12)

Includes 4,741,813 shares beneficially owned by Cohen & Steers Capital Management, Inc. and 144,603 shares beneficially owned by Cohen & Steers Europe S.A. Cohen & Steers, Inc. holds a 100% interest in Cohen & Steers Capital Management, Inc., an investment adviser. Cohen & Steers, Inc. and Cohen & Steers Capital Management, Inc. together hold a 100% interest in Cohen & Steers Europe, S.A., an investment adviser. Cohen & Steers, Inc.’s address is 280 Park Avenue, 10th Floor, New York, New York 10017. The foregoing information is based on Cohen & Steers, Inc.’s Schedule 13G filed with the Securities and Exchange Commission on February 10, 2011.

(13)	Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 3,115,700 shares as a result of acting as investment adviser to various investment companies. Edward C. Johnson 3d and FMR, LLC through its control of Fidelity, and the Fidelity funds each has sole power to dispose of the 3,115,700 shares owned by the funds. Neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Pyramis Global Advisors LLC (“PGALLC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 25,400 shares as a result of its serving as investment manager of institutional accounts owning such shares. FMR LLC and Mr. Johnson, through their respective control of PGALLC, each has sole dispositive power and sole power to vote or to direct the voting over the 25,400 shares owned by such institutional accounts. Pyramis Global Advisors Trust Company (“PGATC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 90,500 shares as a result of its serving as investment manager of institutional accounts owning such shares. FMR LLC and Mr. Johnson, through their respective control of PGATC, each has sole dispositive power and sole power to vote or to direct the voting over the 90,500 shares owned by such institutional accounts. The foregoing information is based on FMR, LLC’s Schedule 13G filed with the Securities and Exchange Commission on February 10, 2011.
(14)	Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 3,391,686 shares, which are held of record by clients of Wellington Management. The foregoing information is based on Wellington Management’s Schedule 13G filed with the Securities and Exchange Commission on March 10, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Formation Transactions

Each property acquired by us through our operating partnership upon the completion of our initial public offering and the Formation Transactions was previously owned directly or indirectly by partnerships, limited liability companies or corporations in which Ernest S. Rady and his affiliates, including the Rady Trust, certain of our other directors and executive officers and their affiliates and/or other third parties owned a direct or indirect interest. We refer to these partnerships, limited liability companies and corporations collectively as the “ownership entities” and we refer to the previous owners of the ownership entities as the “prior investors.” In addition, in connection with such transactions, American Assets, Inc. contributed its property management business, which we refer to as the “property management business,” to our operating partnership. Prior investors in the merged and contributed entities received as consideration for such mergers and contributions 7,030,084 shares of our common stock, 18,145,039 common units, and, in the case of non-accredited investors, cash.

The value of the consideration paid to each of the prior investors in the Formation Transactions, in each case, was based upon the terms of the applicable merger or contribution agreement among us and/or our operating partnership, on the one hand, and the prior investor or prior investors, on the other hand. In all cases, the aggregate value of consideration paid to each investor was determined by applying his or her allocated share of ownership in each applicable property to the equity value of such property. The equity value of each property was determined by applying the results of a relative equity valuation analysis of the properties and the property management business, which valuation analysis was conducted by an independent third-party valuation specialist, to the total value of our portfolio and the property management business, as determined upon the pricing of our initial public offering. These relative values were based on a discounted cash flow analysis (based on information provided by us) and on the face amount of the outstanding secured and mortgage debt on each property on June 30, 2010. This relative equity valuation was not an appraisal or other determination of the value of the properties to be included in our initial portfolio, but rather was a component considered by the participants in the Formation Transactions and utilized by them in constructing a formula for determination of their relative equity interests. The actual value of the consideration paid by us to each of the prior investors, in the form of common stock, common units or cash (in the case of non-accredited investors), was determined based on the initial public offering price of our common stock.

The following table sets forth the consideration received by our directors, officers and affiliates in connection with the Formation Transactions.

Prior Investors	Relationship with Us	Number of Shares Received in Formation Transactions	Number of Units Received in Formation Transactions	Total Value of Formation Transaction Consideration
American Assets, Inc. (1)	Owner of 5% or more of our outstanding common stock and units	181,805	5,109,581	$108,473,413
Ernest Rady Trust U/D/T March 10, 1983 (2)	Owner of 5% or more of our outstanding common stock and units	5,396,077	14,704,321	$412,058,159
Ernest S. Rady (3)	Director, Executive Officer and owner of 5% or more of our outstanding common stock and units	5,396,077	15,244,795	$423,137,876
John W. Chamberlain (4)	Director and Executive Officer	50,948	13,512	$1,321,430
Robert F. Barton (5)	Executive Officer	481	—	$9,861
Adam Wyll	Executive Officer	—	—	—
Patrick Kinney	Executive Officer	—	—	—

(1)	Includes 2,004 common units held by Western Insurance Holdings, Inc., which is controlled by American Assets, Inc. American Assets, Inc. disclaims beneficial ownership of such shares and common units, except to the extent of its pecuniary interest therein.
(2)	Includes 181,805 shares and 5,107,577 common units held by American Assets, Inc., which is controlled by Ernest Rady Trust U/D/T March 10, 1983, or the Rady Trust, and 2,004 common units held by Western Insurance Holdings, Inc., which is controlled by American Assets, Inc. The Rady Trust disclaims beneficial ownership of such shares and common units, except to the extent of its pecuniary interest therein.
(3)	Includes (a) 5,214,272 shares and 9,594,740 common units held by the Rady Trust, for which Mr. Rady is the trustee and beneficiary; (b) 91,276 common units held by the Donald R. Rady Trust, for which Mr. Rady is the trustee; (c) 91,252 common units held by the Harry M. Rady Trust, for which Mr. Rady is the trustee; (d) 91,252 common units held by the Margo S. Rady Trust, for which Mr. Rady is the trustee; (e) 141,025 common units held by DHM Trust dated as of 29th May 1959, for which Mr. Rady is the trustee; (f) 181,085 shares and 5,107,577 common units held by American Assets, Inc., which is indirectly controlled by Mr. Rady; and (g) 2,004 common units held by Western Insurance Holdings, Inc., which is indirectly controlled by Mr. Rady. Mr. Rady disclaims beneficial ownership of such shares and common units, except to the extent of his pecuniary interest therein.
(4)	Includes (a) 18,880 shares held by Trust A of the W.E. & B.M. Chamberlain Trust, for which Mr. Chamberlain is the trustee; (b) 2,818 common units held by Trust C of the W.E. & B.M. Chamberlain Trust, for which Mr. Chamberlain is the trustee; and (c) 32,068 shares and 10,694 common units held by The John W. and Rebecca S. Chamberlain Trust dated July 14, 1994, as amended, for which Mr. Chamberlain and his wife are the trustees and beneficiaries. Mr. Chamberlain disclaims beneficial ownership of such shares and common units, except to the extent of his pecuniary interest therein.
(5)	Includes 481 shares held by the Robert and Katherine Barton Living Trust, for which Mr. Barton is a trustee and beneficiary, and as such is the beneficial owner of the shares and common units held by such trust.

In addition, in connection with the Formation Transactions, the Rady Trust has entered into a representation, warranty and indemnity agreement with us, pursuant to which it made certain representations and warranties to us regarding the entities and assets acquired in the Formation Transactions and agreed to indemnify us and our operating partnership for breaches of such representations and warranties for one year after the completion of our initial public offering and the Formation Transactions. For purposes of satisfying any indemnification claims, the Rady Trust deposited into escrow shares of our common stock and common units with an aggregate value equal to ten percent of the consideration paid to the Rady Trust and its affiliates in the Formation Transactions. The Rady Trust has no obligation to increase the amount of common stock and/or common units in the escrow in the event the trading price of our common stock declines below the initial public offering price of $20.50 per share. Any and all amounts remaining in the escrow one year from the closing of the Formation Transactions will be distributed to the Rady Trust to the extent that indemnity claims have not been made against such amounts. This indemnification is subject to a one-time aggregate deductible equal to one percent of the consideration paid to the

Rady Trust and its affiliates in the Formation Transactions and a cap equal to the value of the consideration deposited in the escrow. Other than the Rady Trust, none of the prior investors or the entities that we are acquiring in the Formation Transactions will provide us with any indemnification.

Excluded Assets

To the extent that an ownership entity had an excess of net working capital over “target net working capital” (as set forth below), the amount of such excess became due to the prior owners of such ownership entity following the completion of our initial public offering, including Ernest S. Rady and his affiliates and our other directors and executive officers who are prior investors. We determined excess net working capital for each ownership entity as of a date within 45 days prior to the date of the preliminary prospectus used in connection with our initial public offering and, following the completion of our initial public offering, we again determined excess net working capital for each ownership entity as of the completion of the offering. Our operating partnership has paid $34.8 million, from unrestricted cash, to the prior investors of each such ownership entity representing the net working capital balances as of November 30, 2010. Our operating partnership will pay an additional $3.9 million, from unrestricted cash, representing the increase in excess net working capital as of the completion of the offering. For purposes of these calculations, the target net working capital of each ownership entity was zero, other than with respect to certain ownership entities holding interests in Waikiki Beach Walk—Retail and the Waikiki Beach Walk—Embassy Suites™. With respect to Waikiki Beach Walk—Retail, ABW Lewers LLC had a target net working capital of $5,000,000 and with respect to the Waikiki Beach Walk—Embassy Suites™, each of EBW Hotel, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC, and Waikele Venture Holdings, LLC, had a target net working capital of $2,050,000, $766,500, $470,000 and $1,713,500, respectively.

Based upon our post-initial public offering determination of the amount of actual excess net working capital in existence as of the closing of our initial public offering, the excess net working capital payable is $38.7 million, of which $31.1 million is payable to Ernest S. Rady and his affiliates, $110,000 is payable to John W. Chamberlain and his affiliates and $1,000 is payable to Robert F. Barton and his affiliates.

Release of Guarantees

The Rady Trust and certain other affiliates of Mr. Rady were guarantors of approximately $63.9 million of indebtedness, in the aggregate, with respect to Waikele Center, Waikiki Beach Walk—Embassy Suites™, 160 King Street, The Landmark at One Market, Valencia Corporate Center and Carmel Mountain Plaza (relating to a building acquired on November 10, 2010). All of the indebtedness underlying the foregoing guaranteed amounts was repaid with proceeds from our initial public offering and, as a result, the Rady Trust and these other affiliates of Mr. Rady were released from these guarantee obligations.

In addition, the Rady Trust and certain other affiliates of Mr. Rady are guarantors of approximately $879.0 million of indebtedness, in the aggregate, that was assumed by us upon completion of our initial public offering. The guarantees with respect to substantially all of this indebtedness are limited to losses incurred by the applicable lender arising from a borrower’s fraud, intentional misrepresentation or other “bad acts,” a borrower’s bankruptcy, a prohibited transfer under the loan documents or losses arising from a borrower’s breach of certain environmental covenants. Except as set forth in the following sentence, in connection with this assumption, the Rady Trust and such other affiliates of Mr. Rady were all released from their guarantee obligations, and the operating partnership and/or the REIT became replacement guarantors, from the date of the IPO. With respect to the assumption of the indebtedness related to the Loma Palisades property, the operating partnership was required to become a guarantor of such obligations, but the lenders did not consent to the release of American Assets, Inc. from its guarantee of such indebtedness. The operating partnership has entered into an indemnity agreement with American Assets, Inc., pursuant to which the operating partnership is obligated to reimburse American Assets, Inc. for any amounts paid by it under such guarantee with respect to the assumed Loma Palisades indebtedness.

Partnership Agreement

In connection with the completion of our initial public offering and the Formation Transactions, we entered into an amended and restated partnership agreement with the various persons receiving common units in the Formation Transactions, including Mr. Rady, his affiliates and certain other executive officers of our company. As a result, these persons became limited partners of our operating partnership.

Pursuant to the partnership agreement, limited partners of our operating partnership and some assignees of limited partners will have the right, beginning 14 months after the completion of our initial public offering, to require our operating partnership to redeem part or all of their common units for cash equal to the then-current market value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement), or, at our election, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the operating partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders.

Registration Rights

We entered into a registration rights agreement with the various persons who received shares of our common stock and/or common units in the Formation Transactions, including Mr. Rady, his affiliates, immediate family members and related trusts and certain of our executive officers. Under the registration rights agreement, subject to certain limitations, commencing not later than 14 months after the date of our initial public offering, we will file one or more registration statements covering the resale of the shares of our common stock issued in the Formation Transactions and the resale of the shares of our common stock issued or issuable, at our option, in exchange for common units issued in the Formation Transactions. We may, at our option, satisfy our obligation to prepare and file a resale registration statement by filing a registration statement registering the issuance by us of shares of our common stock registered under the Securities Act in lieu of our operating partnership’s obligation to pay cash for such units.

Commencing one year after the date of our initial public offering (but prior to the date upon which the registration statement described above is effective) or 16 months after the date of our initial public offering if a shelf registration statement is not then effective, Mr. Rady and his affiliates, immediate family members and related trusts will have demand rights to require us to undertake an underwritten offering under a resale registration statement (so long as a majority-in-interest of such group makes such a demand). In addition, if we file a registration statement with respect to an underwritten offering for our own account, any of Mr. Rady and his affiliates, immediate family members and related trusts will have the right, subject to certain limitations, to register such number of shares of our common stock issued to him or her pursuant to the Formation Transactions as each such person requests.

Commencing upon our filing of a resale registration statement not later than 14 months after the date of our initial public offering, under certain circumstances, we will also be required to undertake an underwritten offering upon the written request of holders of at least 10% in the aggregate of the securities originally issued in the Formation Transactions, provided the securities to be registered in such offering shall (1) have a market value of at least $25 million or (2) shall represent all of the remaining securities acquired in the Formation Transactions by Mr. Rady and his affiliates, immediate family members and related trusts and such securities shall have a market value of at least $10 million, and provided further that we are not obligated to effect more than three such underwritten offerings. We agreed to pay all of the expenses relating to the securities registrations described above.

Tax Protection Agreement

We entered into a tax protection agreement with certain limited partners of our operating partnership, or the protected partners, including Mr. Rady and his affiliates and an affiliate of Mr. Chamberlain. Under this agreement, our operating partnership will indemnify the protected partners for their tax liabilities (plus an additional amount equal to the taxes incurred as a result of such indemnity payment) attributable to their share of the built-in gain, as of the closing of the Formation Transactions, with respect to their interest in Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza, portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, if the operating partnership, without the consent of Mr. Rady, disposes of any interest with respect to such properties in a taxable transaction during the shorter of the seven-year period after the closing of the Formation Transactions and the date on which 50% or more of the common units originally received by any such protected partner in the Formation Transactions have been sold, exchanged or otherwise disposed of by the protected partner, subject to certain exceptions and limitations. In addition, if during this period we fail to offer certain of the protected partners an opportunity to guarantee, in the aggregate, up to approximately $129.4 million of our outstanding indebtedness, or if we fail to make commercially reasonable efforts to provide such partners who continue to own more than 50% of the common units originally received by such partners in the Formation Transactions with an opportunity to guarantee debt after this period, we will be required to indemnify such partners against their resulting tax liabilities (plus an additional amount equal to the taxes they incur as a result of such indemnity payment). Notwithstanding the foregoing, the operating partnership’s indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. Mr. Rady and his affiliates and an affiliate of Mr. Chamberlain will have the opportunity to guarantee up to approximately $51.3 million and $204,000, respectively, of our outstanding indebtedness. Among other things, this opportunity to guarantee debt is intended to allow the protected partners to defer the recognition of gain in connection with the Formation Transactions. The sole and exclusive rights and remedies of any protected partner under the tax protection agreement shall be a claim against our operating partnership for such protected partner’s tax liabilities as calculated in the tax protection agreement, and no protected partner shall be entitled to pursue a claim for specific performance or bring a claim against any person that acquires a protected party from our operating partnership in violation of the tax protection agreement.

Reimbursement of Transaction Costs

American Assets, Inc., which is indirectly controlled by Mr. Rady, advanced or incurred an aggregate of approximately $2.5 million in organizational, legal, accounting and other similar expenses in connection with our initial public offering and the Formation Transactions. We reimbursed American Assets, Inc. for these advances pursuant to the terms of a reimbursement agreement entered into by us, our operating partnership and American Assets, Inc.

Repayment of Related Party Debt

In connection with the Formation Transactions, we repaid in cash from the proceeds of our initial public offering approximately $4.1 million in notes payable to certain of the prior investors in Del Monte Center. Mr. Rady and his affiliates received approximately $3.1 million of this amount in their capacity as direct or indirect owners of the entities that own Del Monte Center. In addition, in connection with the Formation Transactions, we repaid in cash from the proceeds of our initial public offering approximately $419,000 in notes payable to certain prior investors in Torrey Reserve Campus. Mr. Rady and his affiliates received approximately $30,000 of this amount in their capacity as direct or indirect owners of the entities that own Torrey Reserve Campus.

Lease Agreement

Insurance Company of the West, which was founded by Mr. Rady and is indirectly controlled by him, is a major tenant at Torrey Reserve Campus and Valencia Corporate Center. Mr. Rady currently serves as the chairman of the board of directors of Insurance Company of the West. Pursuant to a lease agreement with Insurance Company of the West, we will receive approximately $360,000 per month ($4,320,000 per year) in rent from Insurance Company of the West.

Assets Recently Acquired by Our Founders

In June 2010, the Rady Trust purchased a 99% indirect ownership interest in Landmark Venture JV, LLC, which indirectly owns an approximately 66.2% interest in The Landmark at One Market, for approximately $23.0 million. In connection with the Formation Transactions, we acquired all of the indirect interests in Landmark Venture JV, LLC acquired by the Rady Trust in June 2010 for shares of common stock and/or common units with an aggregate value equal to $3.9 million. This property was subject to $23.0 million of debt that was repaid with proceeds from our initial offering. In addition, in August 2010, a family trust established by Mr. Barton acquired an approximately 2.1% interest in Landmark Assets, Inc., which owns the remaining 1% interest in Landmark Venture JV, LLC, for $3,500. In connection with the Formation Transactions, we acquired all of the interests in Landmark Assets, Inc. acquired by this Barton family trust in August 2010 for shares of common stock and/or common units with an aggregate value equal to approximately $5,000. The value of the consideration that we paid for these interests was determined according to the applicable merger agreements and/or contribution agreements. In addition to the foregoing, on November 10, 2010 an entity wholly owned by the Rady Trust purchased an approximately 80,000 rentable square foot building vacated by Mervyn’s, which is located at our Carmel Mountain Plaza property, for approximately $13.2 million. In connection with the Formation Transactions, we acquired this property from the Rady Trust in exchange for the assumption of the outstanding debt on the property, which we repaid with a portion of the proceeds from our initial public offering.

Employment Agreements

We entered into employment agreements with each of our named executive officers which will provide for salary, bonus and other benefits, including accelerated equity vesting upon a change in control and severance upon a termination of employment under certain circumstances. The material terms of the agreements with our named executive officers are described under “Item 11. Executive Compensation”

Management Business Contribution Agreement

We succeeded to the property management business of American Assets, Inc. as a result of the contribution by American Assets, Inc., which is indirectly controlled by Mr. Rady, of the assets and liabilities associated with the property management business to its wholly owned subsidiary, American Assets Trust Management, LLC, and the subsequent contribution of its interest in that entity to our operating partnership in exchange for 1,149,746 common units.

Transition Services Agreement

Our operating partnership has entered into a transition services agreement with American Assets, Inc., which is indirectly controlled by Mr. Rady, pursuant to which it and American Assets, Inc. have each agreed to provide the other with such services as the other shall reasonably request. Any party receiving services under this agreement shall reimburse the party providing such services for the fully loaded cost of providing such services and for any other actual and reasonable out of pocket expenses incurred in connection with providing such services. Either party may terminate this agreement upon 30-days’ written notice.

Equity Incentive Award Plan

In connection with the Formation Transactions, we adopted a cash and equity-based incentive award plan for our directors, officers, employees and consultants. See “Item 11. Executive Compensation”

Board Independence

Our board of directors has determined that each of our current directors, except for Messrs. Rady and Chamberlain, has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is “independent” within the meaning of our director independence standards, which reflect the New York Stock Exchange director independence standards, as currently in effect. Furthermore, our board of directors has determined that each of the members of each of the audit committee, the compensation committee and the nominating and corporate governance committee has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is “independent” within the meaning of our director independence standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees. The aggregate fees billed to us by Ernst & Young LLP, an independent registered public accounting firm, for the indicated services for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Audit Fees (1)	$1,175,000	—
Audit Related Fees (2)	—	—
Tax Fees (3)	295,000	—
All Other Fees	—	—

Total	$1,470,000	—

(1)	Audit Fees consist of fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, with our initial public offering and the filing of our registration statement on Form S-11, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees for professional services performed by Ernst & Young LLP that are reasonably related to the performance of the audit and not included in the audit fees described above.
(3)	Tax Fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

Our audit committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, or a designated audit committee member. These services may include audit services, audit-related services, tax services and other services. All permissible non-audit services provided by our independent registered public accounting firm have been pre-approved by the audit committee, or a designated audit committee member. Our audit committee has considered whether the provision of non-audit services is compatible with maintaining the accountants’ independence and determined that it is consistent with such independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Our consolidated financial statements and notes thereto, together with Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.

(2) Financial Statement Schedules

Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-1.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 2011.

American Assets Trust, Inc.
By:	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHAMBERLAIN John W. Chamberlain	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2011

/s/ ROBERT F. BARTON Robert F. Barton	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2011

/s/ ERNEST S. RADY Ernest S. Rady	Executive Chairman of the Board	March 30, 2011

/s/ LARRY E. FINGER Larry E. Finger	Director	March 30, 2011

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Director	March 30, 2011

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 30, 2011

/s/ THOMAS S. OLINGER Thomas S. Olinger	Director	March 30, 2011

/s/ ROBERT S. SULLIVAN Robert S. Sullivan	Director	March 30, 2011

Item 8 and Item 15(a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder

American Assets Trust, Inc.

We have audited the accompanying balance sheet of American Assets Trust, Inc. (the “Company”) as of December 31, 2010. This balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the December 31, 2010 balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of American Assets Trust, Inc. as of December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST &YOUNG LLP

San Diego, California

March 30, 2011

American Assets Trust, Inc.

Balance Sheet

As of December 31, 2010

Assets
Cash and cash equivalents	$1,000

$1,000

Stockholders’ Equity
Common stock ($0.01par value, 1,000,000 shares authorized, 1,000 issued and outstanding)	$10
Additional paid-in capital	990

$1,000

See accompanying notes.

American Assets Trust, Inc.

Notes to Balance Sheet

December 31, 2010

NOTE 1. ORGANIZATION

American Assets Trust, Inc. (the “Company,” “we,” “our” or “us”) was formed as a Maryland corporation on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest Rady and his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983 (the “Rady Trust”). The Company did not have any meaningful operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor and certain other entities in January 2011.

The Company is the sole general partner of American Assets Trust, L.P., our “Operating Partnership,” which was formed as a Maryland limited partnership on July 16, 2010. The Company had no operations other than the issuance of 1,000 shares of common stock to the Rady Trust in connection with our initial capitalization. As of July 16, 2010, the shares of common stock of the Company were issued to the Rady Trust in consideration for one-thousand dollars cash, which was paid on August 12, 2010. Our operations commenced upon completion of the initial public offering of our common stock (the “Offering”) and the Formation Transactions (as defined below) on January 19, 2011. Subsequent to completion of the Offering and the Formation Transactions, our operations have been carried on through our Operating Partnership and its wholly owned subsidiary, American Assets Trust Management, LLC. Since such time, we, as the general partner of our Operating Partnership, have controlled our Operating Partnership and consolidated the assets, liabilities, and results of operations of the Operating Partnership.

We entered into a series of formation transactions (the “Formation Transactions”), pursuant to which we acquired, substantially currently with the completion of the Offering through a series of merger and contribution transactions, the ownership interests in the entities owning the properties that comprise our portfolio. Consummation of the Formation Transactions has enabled us to (1) consolidate the ownership of our property portfolio under our Operating Partnership; (2) succeed to the property management business of American Assets Inc., an entity controlled by Ernest Rady; (3) facilitate the Offering; and (4) qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). Subsequent events have been evaluated through the date the financial statements were issued.

Income Taxes

Subject to qualification as a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company level.

REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

American Assets Trust, Inc.

Notes to Balance Sheet—(Continued)

December 31, 2010

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the balance sheet and accompanying notes. Actual results could differ from those estimates.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Offering will be reflected as a reduction of additional paid-in capital.

NOTE 3. OFFERING COSTS

In connection with the Offering, American Assets, Inc., an entity controlled by Mr. Rady, advanced funds to our Predecessor for legal, accounting, and related costs in connection with the Offering and Formation Transactions, which were reimbursed by the Company upon the consummation of the Offering and deducted from the gross proceeds of the Offering.

NOTE 4. SUBSEQUENT EVENTS

As discussed in Note 1, we completed an initial public offering of our common stock on January 19, 2011. We issued 31,625,000 shares at $20.50 per share. The net proceeds from this offering were approximately $594.8 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of this offering and formation transactions). Concurrently with the Offering, we completed a series of formation transactions pursuant to which we acquired, through a series of merger and contribution transactions, 100% of the ownership interests in our Predecessor, the entities that own Waikiki Beach Walk and the entities that own Solana Beach Towne Centre and Solana Beach Corporate Centre (including our Predecessor’s ownership interest in these entities). We did not acquire our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns Fireman’s Fund Headquarters. In the aggregate, these interests comprise our ownership of our property portfolio. For pro forma financial information, refer to the American Assets Trust, Inc. and Subsidiaries unaudited Pro Forma Consolidated Financial Statements included in this report.

On February 11, 2011, we completed a private placement transaction of 251,050 common units of limited partnership interest in our Operating Partnership for $5.4 million. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

On March 4, 2011, we declared a dividend on our common stock of $0.17 per share for the period from and including January 19, 2011 to March 31, 2011. The dividend will be paid on March 31, 2011 to stockholders of record on March 15, 2011.

On March 11, 2011, we acquired a 364,735 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon (“First & Main”). The purchase price for First & Main was $129.4 million, excluding closing costs of approximately $0.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Owners

American Assets Trust, Inc. Predecessor

We have audited the accompanying combined balance sheets of American Assets Trust, Inc. Predecessor as of December 31, 2010 and 2009, and the related combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of American Assets Trust, Inc. Predecessor at December 31, 2010 and 2009, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST &YOUNG LLP

San Diego, California

March 30, 2011

American Assets Trust, Inc. Predecessor

Combined Balance Sheets

(In Thousands)

	As of December 31,
	2010	2009
Assets
Real estate, at cost
Operating real estate	$1,156,091	$959,724
Construction in progress	925	762
Held for development	8,081	7,846

	1,165,097	968,332
Accumulated depreciation	(221,997)	(194,124)

Net real estate	943,100	774,208
Cash and cash equivalents	41,953	24,189
Restricted cash	4,729	4,644
Accounts receivable, net	21,624	20,767
Notes receivable from affiliate	21,769	20,969
Investment in real estate joint ventures	39,816	57,810
Prepaid expenses and other assets	42,133	34,003
Debt issuance costs, net of accumulated amortization	2,233	2,401

Total assets	$1,117,357	$938,991

Liabilities and equity
Liabilities:
Secured notes payable	$851,547	$723,920
Unsecured notes payable	38,013	12,864
Notes payable to affiliates	5,266	7,667
Accounts payable and accrued expenses	11,320	7,193
Due to affiliate	324	—
Security deposits payable	2,648	2,362
Other liabilities and deferred credits	39,058	11,573
Distributions in excess of earnings on real estate joint ventures	14,060	2,449

Total liabilities	962,236	768,028

Commitments and contingencies (Note 9)
Equity:
Controlling interests	121,874	133,173
Noncontrolling interests	33,247	37,790

Total equity	155,121	170,963

Total liabilities and equity	$1,117,357	$938,991

See accompanying notes.

American Assets Trust, Inc. Predecessor

Combined Statements of Operations

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Rental income	$125,162	$113,080	$117,104
Other property income	3,788	3,963	3,839

Total revenue	128,950	117,043	120,943

Expenses:
Rental expenses	23,106	20,336	22,029
Real estate taxes	12,854	8,306	10,890
General and administrative	8,813	7,058	8,690
Depreciation and amortization	37,642	29,858	31,089

Total operating expenses	82,415	65,558	72,698
Operating income	46,535	51,485	48,245
Interest income	74	173	1,167
Interest expense	(46,813)	(43,290)	(43,737)
Fee income from real estate joint ventures	2,487	1,736	1,538
Loss from real estate joint ventures	(109)	(4,865)	(19,272)

Income (loss) from continuing operations	2,174	5,239	(12,059)

Discontinued operations:
Loss from discontinued operations	—	—	(2,071)
Gain on sale of real estate property	—	—	2,625

Results from discontinued operations	—	—	554

Net income (loss)	2,174	5,239	(11,505)
Net loss attributable to noncontrolling interests	(2,205)	(1,205)	(4,488)

Net income (loss) attributable to American Assets Trust Inc. Predecessor	$4,379	$6,444	$(7,017)

See accompanying notes.

American Assets Trust, Inc. Predecessor

Combined Statements of Equity

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	American Assets Predecessor’s Equity	Noncontrolling Interests	Total
Combined equity, December 31, 2007	$215,311	$60,881	$276,192
Contributions	4,863	570	5,433
Distributions	(64,293)	(16,653)	(80,946)
Net loss	(7,017)	(4,488)	(11,505)

Combined equity, December 31, 2008	148,864	40,310	189,174

Contributions	1,168	28	1,196
Distributions	(23,303)	(1,343)	(24,646)
Net income (loss)	6,444	(1,205)	5,239

Combined equity, December 31, 2009	133,173	37,790	170,963

Contributions	7,665	—	7,665
Distributions	(23,343)	(2,338)	(25,681)
Net income (loss)	4,379	(2,205)	2,174

Combined equity, December 31, 2010	$121,874	$33,247	$155,121

See accompanying notes.

American Assets Trust, Inc. Predecessor

Combined Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$2,174	$5,239	$(11,505)
Net income from discontinued operations	—	—	554

Net income (loss) from continuing operations	2,174	5,239	(12,059)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,642	29,858	31,089
Amortization of debt issuance costs	605	632	496
Net accretion of above and below market lease intangibles	2,317	1,407	170
Amortization of lease incentives	370	370	370
Loss from real estate joint ventures	109	4,865	19,272
Distribution of earnings from real estate joint ventures	6,714	7,361	9,855
Deferred rent	(739)	(1,313)	(2,489)
Bad debt expense	582	273	488
Noncash rent expense	202	—	—
Abandoned project costs	—	273	—
Changes in operating assets and liabilities
Change in restricted cash	(35)	(50)	(549)
Change in accounts receivable	214	117	2,755
Change in prepaid expenses and other assets	(5,134)	(242)	301
Change in accounts payable and accrued expenses	3,259	(1,297)	129
Change in security deposits and other liabilities	66	8	(164)

Net cash provided by operating activities of continuing operations	48,346	47,501	49,664
Net cash used in operating activities of discontinued operations	—	—	(2,072)

Net cash provided by operating activities	48,346	47,501	47,592

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(32,962)	—	—
Capital expenditures—operating properties	(4,329)	(6,782)	(19,442)
Capital expenditures—properties held for development	(235)	(226)	(480)
Change in restricted cash	(50)	(67)	949
Distribution of capital from real estate joint ventures	10,607	—	11,383
Leasing commissions	(1,736)	(1,599)	(3,309)
Issuance of notes receivable to affiliates	(800)	(30)	(15,635)
Repayment of notes receivable from affiliates	—	1,160	11,530

Net cash used in investing activities of continuing operations	(29,505)	(7,544)	(15,004)
Net cash provided by investing activities of discontinued operations	—	—	17,115

Net cash (used in) provided by investing activities	$(29,505)	$(7,544)	$2,111

American Assets Trust, Inc. Predecessor

Combined Statements of Cash Flows—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year ended December 31,
	2010	2009	2008

FINANCING ACTIVITIES
Issuance of secured notes payable	$7,500	$24,887	$74,024
Repayment of secured notes payable	(12,873)	(25,172)	(53,818)
Issuance of unsecured notes payable	36,200	—	—
Repayment of unsecured notes payable	(11,051)	(8,279)	(4,032)
Issuance of notes payable to affiliates	—	—	12,000
Repayment of notes payable to affiliates	(2,401)	(2,173)	(2,160)
Debt issuance costs	(436)	(559)	(458)
Contributions from controlling interests	7,665	1,168	4,863
Distributions to controlling interests	(23,343)	(23,303)	(64,293)
Contributions from noncontrolling interests	—	28	570
Distributions to noncontrolling	(2,338)	(1,343)	(16,653)

Net cash used in financing activities	(1,077)	(34,746)	(49,957)

Net increase (decrease) in cash and cash equivalents	17,764	5,211	(254)
Cash and cash equivalents, beginning of period	24,189	18,978	19,232

Cash and cash equivalents, end of period	$41,953	$24,189	$18,978

Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$45,413	$42,702	$43,957

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for property under development	$264	$(508)	$(4,484)

Assumption of Landmark debt upon acquisition (Note 2)	$133,000	$—	$—

Acquisition of Landmark working capital (Note 2)	$1,278	$—	$—

See accompanying notes

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements

December 31, 2010, 2009, and 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

American Assets Trust, Inc. is a Maryland corporation formed on July 16, 2010, that did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor on January 19, 2011. Accordingly, we believe that a discussion of the results of American Assets Trust, Inc. would not be meaningful for the periods covered by these financial statements prior to that acquisition.

Our Predecessor, which is not a legal entity but rather a combination of certain real estate entities, specialized in the ownership, management, development and redevelopment of real estate properties, which include the (1) property management business of American Assets, Inc. (“AAI”) and (2) controlling and noncontrolling interests in 21 retail, office, multifamily and mixed-use operating properties and certain land parcels held for future development located in the western United States (collectively referred to as the “Predecessor” or the “Company”). During all periods presented in the accompanying combined financial statements, the Company is a collection of real estate entities controlled by Ernest Rady and his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983 (the “Rady Trust”), that directly or indirectly own real estate properties. The ultimate owners of the Company are Ernest Rady and his affiliates, including the Rady Trust, and certain others who have minority ownership interests and voting rights. As used in these financial statements, unless the context otherwise requires, “we,” “us” and “our company” mean our Predecessor for the periods presented and American Assets Trust, Inc., a Maryland corporation and its consolidated subsidiaries upon consummation of the offering and the formation transactions.

On January 19, 2011, we completed an initial public offering (the “Offering”) of our common stock. We issued 31,625,000 shares at $20.50. The net proceeds from this offering were approximately $594.8 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of this offering and formation transactions). Concurrently with the Offering, we completed a series of formation transactions pursuant to which we acquired, through a series of merger and contribution transactions, 100% of the ownership interests in our Predecessor, the entities that own Waikiki Beach Walk (the “Waikiki Beach Walk entities”) and the entities that own Solana Beach Towne Centre and Solana Beach Corporate Centre (the “Solana Beach Centre entities”) (including our Predecessor’s ownership interest in these entities). We did not acquire our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns Fireman’s Fund Headquarters. In the aggregate, these interests comprise our ownership of our property portfolio.

To acquire the ownership interests in the entities that own the properties to be included in our portfolio from the prior investors, we issued to the prior investors an aggregate of 7,030,084 shares of our common stock and 18,145,039 common units, with an aggregate value of $516.1 million, and we paid $6.1 million in cash to those prior investors that are non-accredited. Cash amounts were provided from the net proceeds of the Offering. These contributions and mergers were effected substantially concurrently with the completion of the Offering.

The net proceeds from this offering were approximately $594.8 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of this offering and formation transactions). We contributed the net proceeds of the Offering to our operating partnership in exchange for common units. Upon completion of the Offering, we entered into a $250.0 million revolving credit facility. In connection with the offering, we repaid $342.0 million of indebtedness (including $24.4 million of defeasance costs), paid $6.1 million in cash to those prior investors that were non-accredited, and paid $10.7 million for loan transfer and consent fees and credit facility origination fees.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

Upon completion of the Offering and consummation of the Formation Transactions, our operations are now carried on through our operating partnership and subsidiaries of our operating partnership, including our taxable REIT subsidiary. Consummation of the Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our operating partnership; (2) succeed to the property management business of AAI; (3) facilitate the Offering; and (4) qualify as a real estate investment trust for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011. As a result, we are a vertically integrated and self-administered REIT with approximately 110 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

We determined that the Predecessor was the acquirer for accounting purposes, and therefore the contribution or acquisition by merger of interests in the controlled entities was considered a transaction between entities under common control since our Executive Chairman, Ernest S. Rady or his affiliates, including the Rady Trust, owned the controlling interest in each of the entities comprising the Predecessor, which, in turn, owned a controlling interest in each of the controlled entities. As a result, the acquisition of interests in each of the controlled entities was recorded at our historical cost. The contribution or acquisition by merger of interests in certain of the noncontrolled entities, which include the Waikiki Beach Walk entities and the Solana Beach Centre entities (including our Predecessor’s ownership interest in these noncontrolled entities), was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. The acquisition of the ownership interests in the Landmark entities by the Predecessor was accounted for under the acquisition method of accounting on June 30, 2010, and was recorded at the Predecessor’s historical cost when acquired by us upon the consummation of the Formation Transactions.

Since these transactions occurred after December 31, 2010, the financial condition and results of operations for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. See Note 16 for pro forma financial information and the American Assets Trust, Inc. and Subsidiaries Pro Forma Consolidated Financial Statements (unaudited) included elsewhere in this report

Our combined financial statements include investments in certain real estate joint ventures in which Ernest Rady and his affiliates have significant influence, but not control, over major decisions, including the decision to sell or refinance the properties. These investments, which represent non-controlling 25% to 80% ownership interests, are accounted for using the equity method of accounting. Our investments in certain real estate joint ventures for which we have unilateral control, evidenced by the ability to make all major decisions, such as the acquisition, sale or refinancing of the property without approval of the minority party, have been combined in these financial statements as they are under the common control of Ernest Rady and his affiliates.

As of December 31, 2010, we owned or had a controlling interest in 17 office, retail and multifamily operating properties for which we consolidate their operations, and noncontrolling interests in four office, retail and mixed-use properties, which are accounted for under the equity method of accounting.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

A summary of the properties owned by us are as follows:

Controlled Entities (Properties Consolidated by our Predecessor)
Retail
Carmel Country Plaza
Carmel Mountain Plaza
South Bay Marketplace
Rancho Carmel Plaza
Lomas Santa Fe Plaza
Del Monte Center
The Shops at Kalakaua
Waikele Center
Alamo Quarry Market

Office
Torrey Reserve Campus
Valencia Corporate Center
160 King Street
The Landmark at One Market

Multifamily
Loma Palisades
Imperial Beach Gardens
Mariner’s Point
Santa Fe Park RV Resort

Noncontrolled Properties (Equity Method of Accounting by our Predecessor)
Retail
Solana Beach Towne Centre
Office
Solana Beach Corporate Centre
Fireman’s Fund Headquarters
Mixed-Use
Waikiki Beach Walk Retail and Hotel

Principles of Combination and Estimates

The combined financial statements include the accounts of the Predecessor and all entities in which the Predecessor has a controlling interest. When we are the general partner or managing member, we are presumed to control the partnership unless the limited partners or non-managing members possess either (1) the substantive ability to dissolve the partnership or otherwise remove us as the general partner or managing member without cause (commonly referred to as “kick-out rights”), or (2) the right to participate in substantive operating and financial decisions of the limited partnership or limited liability company that are expected to be made in the course of their business. The equity interests of other investors are reflected as noncontrolling interests. All significant intercompany transactions and balances are eliminated in combination. We account for our interests in joint ventures which we do not control using the equity method of accounting. Subsequent events have been evaluated through the date the financial statements were issued.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP,” requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Offering Costs

In connection with the Offering, affiliates incurred legal, accounting, and related costs, which were assumed or reimbursed by the Company upon the consummation of the Offering and such costs were deducted from the gross proceeds of the Offering.

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risks. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. Other property income includes parking income, general excise tax billed to tenants, and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectibility of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2010, and December 31, 2009, accounts receivable include approximately $20.8 million and $19.6 million, respectively, related to straight-line rents. At December 31, 2010 and December 31, 2009, our allowance for doubtful accounts was $1.0 million and $0.9 million, respectively.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

We recognize gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when (1) the collectibility of the sales price is reasonably assured, (2) we are not obligated to perform significant activities after the sale, (3) the initial investment from the buyer is sufficient and (4) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.

We receive various fee income from unconsolidated real estate joint ventures including property management fees, construction management fees, acquisition and disposition fees, leasing fees, asset management fees, and financing fees. Fee income is recorded as earned in accordance with the respective fee agreement. Profit from these fees, if any, are eliminated to the extent of our ownership interest in these entities. See Note 13.

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2010, 2009 and 2008, real estate depreciation expense was $31.4 million, $25.3 million and $25.0 million, respectively, including amounts from discontinued operations.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles (for acquisitions made subsequent to June 30, 2001) such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenants long term business prospects, and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of operations. The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of operations. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense.

We capitalize certain costs related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance and construction costs and salaries and related costs of

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

personnel directly involved. Additionally, we capitalize interest costs related to development and significant redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, we make estimates as to the probability of certain development and redevelopment projects being completed. If we determine that the completion of development or redevelopment is no longer probable, we expense all capitalized costs which are not recoverable.

Impairment of Long Lived Assets

We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

Financial Instruments

The estimated fair values of financial instruments are determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity less than three months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2010 and December 31, 2009, we had $6.5 million and $1.8 million, respectively, in excess of the FDIC insured limit. At December 31, 2010 and December 31, 2009, we had $29.0 million and $17.3 million, respectively, in money market funds that are not FDIC insured.

Restricted Cash

Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures, and reserves for capital improvements. Activity for accounts related to real estate tax and insurance expenditures is classified as operating activities in the statement of cash flows. Changes in reserves for capital improvements are classified as investing activities in the statement of cash flows.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, lease incentives, acquired in-place leases and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and internal salaries and personnel costs related to obtaining a lease. Capitalized lease costs are amortized over the life of the related lease and included in depreciation and amortization expense on the

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

statement of operations. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow. Therefore, we classify cash outflows for lease costs as an investing activity in our combined statements of cash flows.

Debt Issuance Costs

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.”

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIE”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. We have evaluated our investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. Our investment balances in our real estate joint ventures are presented separately in our combined balance sheets.

Investments in Real Estate Joint Ventures

We analyze our investments in real estate joint ventures under applicable guidance to determine if the venture is considered a VIE and would require consolidation. To the extent that the ventures do not qualify as VIEs, we further assess the venture to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights in order to determine whether consolidation is required.

We consolidate those ventures that are considered to be variable interest entities where we are the primary beneficiary. For non-variable interest entities, we combine those ventures that Ernest Rady controls through majority ownership interests or where we are the managing member and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those ventures where we do not have control over operating and financial policies. Under the equity method of accounting, the investment in each venture is included on our balance sheet; however, the assets and liabilities of the ventures for which we use the equity method are not included in the balance sheet. The investment is adjusted for contributions, distributions and our proportionate share of the net earnings or losses of each respective venture.

We assess whether there has been impairment in the value of our investments in real estate joint ventures periodically. An impairment charge is recorded when events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

realization of the investments in unconsolidated real estate joint ventures is dependent on a number of factors, including the performance of the investments and market conditions. Based upon such periodic assessments, no impairment occurred for the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, we recorded an impairment on one of our investments in unconsolidated real estate joint ventures. See Note 3.

Notes Receivable from Affiliate

Certain entities have made loans to affiliates in order to attain a higher return on excess cash balances, and these loans are classified as notes receivable from affiliate. The notes bear interest at LIBOR and are to be repaid upon demand.

Notes Payable to Affiliates

Owners of certain entities have made loans to the entities, and these loans are classified as notes payable to affiliates. The notes bear interest at 10% and mature in 2013.

Income Taxes

We are comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies is reportable in the income tax returns of the respective partners and members. We have several C-corporations and S-corporations that hold 1% general partnership interests or managing member interests. Such corporations result in an immaterial amount of income tax liability, which is included in general and administrative expense. Additionally, these corporations do not give rise to any material deferred taxes.

Segment Information

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in three business segments: (1) the acquisition, redevelopment, ownership and management of office real estate, (2) the acquisition, redevelopment, ownership and management of retail real estate, and (3) acquisition, redevelopment, ownership and management of multifamily real estate. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements, which make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. The standard is effective for all periods ending after September 15, 2009. The standard required our financial statements to reflect Codification or “plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement impacted certain disclosures in the financial statement but did not have an impact on our combined financial position, results of operations or cash flows.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard that broadens and clarifies the definition of a business, which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. The new requirement is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense all acquisition related transaction costs as incurred which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for 2009, the impact to our future combined financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained.

Effective January 1, 2009, we adopted a new accounting standard that significantly changes the accounting and reporting of minority interests in the combined financial statements and requires a noncontrolling interest, which was previously referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it was previously presented. The terminology “minority interest” has been changed to “noncontrolling interest.” The “minority interest” caption on the statement of operations is now reflected as “net income attributable to noncontrolling interests” and shown after combined net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and has no impact to total liabilities and shareholders’ equity, or net income available to common shareholders. The statement also requires the recognition of 100% of the fair value of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the noncontrolling interest recorded as equity transactions. The new accounting standard was adopted effective January 1, 2009 and has been applied prospectively except for the presentation changes to the balance sheet and statement of operations which have been applied retrospectively in the 2008 combined financial statements. While there was no additional impact on the combined financial statements during 2009, the impact on our future combined financial statements will vary depending on the level of transactions with entities involving noncontrolling interests. The adoption of this standard impacted our accounting for the acquisition of the outside interest in an office property referred to as The Landmark at One Market (“Landmark”). See Note 2.

Effective January 1, 2009, we adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The adoption did not have an impact on our combined financial statements as we currently have no derivative instruments outstanding.

Effective January 1, 2009, we adopted a new accounting standard which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The new accounting standard clarifies that equity method investments should initially be measured at cost, the issuance of shares by the investee would result in a gain or loss on issuance of shares reflected in the income statement of the equity investor, and that a loss in value of an equity investment which is other than a temporary decline should be recognized. The standard was effective on a prospective basis beginning on January 1, 2009, and did not have a material impact on our financial position, results of operations, or cash flows.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

Effective January 1, 2009, we adopted certain accounting guidance within ASC Topic 740, Income Taxes (“ASC 740”), with respect to how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. We have had no examinations in progress and none are expected at this time. As of December 31, 2010 and 2009, we have reviewed all open tax years and major jurisdictions and concluded the adoption of the new accounting guidance resulted in no impact to our financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

As of April 1, 2009, we adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued and requires disclosure of the date through which subsequent events have been evaluated. We have added disclosure in this Note 1 under “Principles of Combination and Estimates” regarding the date through which we have evaluated subsequent events.

In June 2009, the FASB issued a new accounting standard which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The standard is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued a new accounting standard to improve disclosure over fair value measurements. The new standard amends previously issued guidance and clarifies and provides additional disclosure requirements relating to recurring and non-recurring fair value measurements. This standard became effective for us on January 1, 2010. The adoption of the standard did not have a material impact on our combined financial statements.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amended ASC Topic 805, Business Combinations (“ASC 805”). The objective of this guidance is to eliminate diversity in the interpretation of pro forma revenue and earnings disclosures requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date occurs following the first annual reporting period which commences after December 15, 2010. The guidance is required in interim and annual reporting periods. Early adoption is permitted. Our adoption of this guidance effective January 1, 2011 is not expected to have a material effect on our combined financial statements.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

NOTE 2. REAL ESTATE

A summary of our real estate investments and related secured encumbrances is as follows (in thousands):

	Cost	Accumulated Depreciation	Encumbrances
December 31, 2010
Retail	$713,146	$(130,954)	$463,711
Office	381,302	(58,779)	284,536
Multifamily	70,649	(32,264)	103,300

	$1,165,097	$(221,997)	$851,547

December 31, 2009
Retail	$694,363	$(112,404)	$467,728
Office	203,753	(51,208)	152,846
Multifamily	70,216	(30,512)	103,346

	$968,332	$(194,124)	$723,920

We completed no significant acquisitions in 2009 or 2008. On June 30, 2010, we acquired the controlling interests in an office building located in San Francisco, California, known as The Landmark at One Market (“Landmark”). Prior to the acquisition of the controlling interests in Landmark, we owned a 35% noncontrolling interest in the entity owning Landmark, which was accounted for under the equity method of accounting. The aggregate net acquisition cost for this property approximated $23.0 million. Upon acquisition, we remeasured the assets and liabilities at fair value and recorded a gain of $4.3 million which is included in loss from real estate joint ventures. The gain was calculated based on the difference between the estimated fair value of our ownership interest of $12.1 million compared to our historical cost interest of $7.8 million. The fair value was estimated utilizing the price we paid for the outside ownership interest as an indicator of value; and we compared this value to market data. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the purchase price to tangible assets and liabilities and identified intangible assets and liabilities. Subsequently, we adjusted the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The identified intangible assets are being amortized over a weighted average life of 6.4 years.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

The allocation of the estimated fair value of the acquired Landmark assets and liabilities was as follows (in thousands):

Land	$34,575
Building	136,015
Land improvements	41
Tenant improvements	5,140

Total real estate	175,771
Cash and cash equivalents	3,249
Accounts receivable, net	193
Prepaid expenses and other assets	12,323

Total assets	$191,536

Secured note payable	$133,000
Accounts payable and accrued expenses	928
Security deposits payable	162
Other liabilities and deferred credits	22,331

Total liabilities	$156,421

We allocated $4.7 million, $6.1 million, and $1.5 million to acquired in-place leases, acquired above market leases, and lease commissions and other intangible assets, respectively. We further allocated $21.2 million to acquired below market leases liability. We have included Landmark’s results of operations in our combined results of operations from the date of acquisition of June 30, 2010.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Predecessor and Landmark on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, and adjustments to straight-line rent revenue.

The pro forma financial information for the year ended December 31, 2010, combines our results for that period, which include the results of Landmark subsequent to June 30, 2010, the date of acquisition, and the historical results for Landmark for the six months ended June 30, 2010. The pro forma financial information for the year ended December 31, 2009, combines our historical results for that period with the historical results of Landmark for the year ended December 31, 2009.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$128,950	$139,983	$117,043	$139,027
Income (loss) from continuing operations	$2,174	$(2,642)	$5,239	$5,707

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

On November 10, 2010, we purchased an 80,000 rentable square foot vacant building on 6.77 acres of land located at our Carmel Mountain Plaza property for $13.2 million. The building was vacated by Mervyn’s in conjunction with its bankruptcy. The purchase price was allocated $4.9 million to buildings and is being depreciated over a useful life of 35 years. The remainder was allocated to the land value.

On August 13, 2008, we sold an office property located outside of Chicago, Illinois for approximately $16.5 million in cash and recorded a net gain on disposal of $2.6 million. The vacant property was acquired on November 30, 2005, for a purchase price of $14.0 million. It was held for investment and was not leased to tenants.

NOTE 3. INVESTMENTS IN REAL ESTATE JOINT VENTURES

As of December 31, 2010, we had four joint venture arrangements with unrelated third parties. We owned from 25% to 80% of each of these ventures. For two of these ventures, we were the general partner or managing member; however, the outside owners were either a co-general partner or had substantive participating rights, and we could not make significant decisions without the outside owners’ approval. Accordingly, we accounted for these investments under the equity method. We acted as the manager of the three properties owned by these two ventures and received fees in accordance with service contracts (Note 13). We had the opportunity to receive performance-based earnings through our ownership interest in these entities.

For the joint venture that owns a mixed-use property in Honolulu, Hawaii, we had an effective 80% limited ownership interest in the property; however, the outside owner was the managing member and managed the day-to-day business of the property. In addition, we did not have “kick-out” rights relating to the outside owners’ general partner interest. Accordingly, we accounted for these investments under the equity method of accounting.

The properties owned by these unconsolidated joint ventures at December 31, 2010, were as follows:

Property	Type	Location
Solana Beach Towne Centre	Retail	Solana Beach, CA
Solana Beach Corporate Centre	Office	Solana Beach, CA
Fireman’s Fund Headquarters	Office	Novato, CA
Waikiki Beach Walk	Mixed Use	Honolulu, HI

As discussed in Note 2, we previously held an investment in an office property in San Francisco, known as Landmark. On June 30, 2010, we acquired the unrelated third party’s interest in the property, and the entity is included in our Predecessor balances as of June 30, 2010. Prior to acquisition of the third party interests, we owned 35% of the entity and accounted for our investments under the equity method. We recorded a gain on this acquisition of $4.3 million which is included in loss from real estate joint ventures for the year ended December 31, 2010. We were the managing member; however, the outside owners had substantive participating rights, and we could not make significant decisions without the outside owners’ approval. We were the manager of the property. Landmark’s results of operations for the six months ended June 30, 2010, and the years ended December 31, 2009 and 2008, are included in the table below. Landmark’s financial position is included in the table below as of December 31, 2009.

During the year ended December 31, 2008, we recorded an impairment loss of $15.8 million on our investment in Fireman’s Fund Headquarters, which is included in loss from real estate joint ventures. The impairment loss was the result of the credit crisis in 2008 which caused increases in capitalization rates and

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

therefore, a decline in the fair value of our investment in Fireman’s Fund Headquarters which we determined was other than temporary. Based on the significance of unobservable inputs used in estimating the fair value of our investment in Fireman’s Fund Headquarters, we classify this fair value investment within Level 3 of the valuation hierarchy (See Note 8 for hierarchy levels).

The following tables provide summarized operating results and the financial position of the unconsolidated entities (in thousands):

	Year Ended December 31,
	2010		2009	2008
OPERATING RESULTS
Revenue	$88,762		$101,458	$107,356
Expenses
Other operating expenses	34,607		41,293	43,877
Impairment loss (1)	38,465		—	—
Depreciation and amortization	29,012		33,066	32,704
Interest expense	29,835		33,130	35,020

Total expenses	131,919		107,489	111,601

Net loss	$(43,157)		$(6,031)	$(4,245)

Our share of net loss	$(4,406	)(2)	$(4,865)	$(3,436	)(3)

(1)	The tenant that occupies Fireman’s Fund Headquarters has a right of first offer to acquire the property. In anticipation of the Formation Transactions discussed in Note 1, the real estate venture that owns the Fireman’s Fund Headquarters delivered an offer notice to the tenant in August 2010, which the tenant rejected. A second offer notice was delivered to the tenant in October 2010, which the tenant also rejected. The delivery of this offer notice could have impacted the venture’s ability to hold the office property for a long-term investment. This potential inability to hold the real estate property for a long term investment, combined with the decline in fair value of the real estate property below its carrying amount resulted in the venture recording an impairment loss on the real estate property on the venture’s financial statements during the year ended December 31, 2010. During 2008, we recorded an impairment of our equity method investment in the Fireman’s Fund Headquarters real estate venture, as we determined that during 2008 the fair value of our equity method investment in the Fireman’s Fund Headquarters was below our historical cost as a result of a reduction in real estate values due to the credit crisis that occurred during 2008. As a result, for the year ended December 31, 2010, we did not record our share of the impairment losses recorded on the venture’s financial statements, as we believe our investment in the Fireman’s Fund Headquarters joint venture at December 31, 2010 (adjusted for previously recorded impairment losses) was not impaired.
(2)	Excludes the gain recorded on the acquisition of Landmark of $4,297.
(3)	Excludes the impairment loss on Fireman’s Fund Headquarters of $15,836.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

	Year Ended December 31,
	2010	2009
	(In thousands)
BALANCE SHEETS
Real estate, net	$456,714	$675,388
Cash	14,995	18,419
Other assets	49,717	64,078

Total assets	$521,426	$757,885

Mortgages payable	$459,922	$579,771
Notes payable to affiliate	14,824	14,874
Other liabilities	20,982	37,277
Partners’ capital	25,698	125,963

Total liabilities and partners’ capital	$521,426	$757,885

Our share of unconsolidated debt	$246,480	$285,145

Our share of partners’ capital	$(10,457)	$21,073

Our investment in real estate joint ventures	$39,816	$57,810
Our distributions in excess of earnings of real estate joint ventures	(14,060)	(2,449)

Our investment in real estate joint ventures, net	$25,756	$55,361

The difference between our investment in real estate ventures and our share of the underlying capital is attributable to the following items which are included in our investments in the real estate ventures: estimated impairment losses relating to our investments, the allocation of fair value in excess of historical cost recorded upon formation of our investment in the venture, capitalized interest, and intercompany profit elimination adjustments. These differences are recognized by us in our share of net income or loss and upon the sale of the real estate held by the real estate ventures.

NOTE 4. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
In-place leases	$41,108	$36,439
Accumulated amortization	(30,901)	(27,274)
Above market leases	33,557	27,484
Accumulated amortization	(21,433)	(17,152)

Acquired lease intangible assets, net	$22,331	$19,497

Below market leases	$54,576	$26,890
Accumulated accretion	(21,546)	(19,582)

Acquired lease intangible liabilities, net	$33,030	$7,308

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of operations. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income (loss) included net amortization from acquired above and below market leases of $(2.3) million, $(1.4) million and $(0.2) million in 2010, 2009 and 2008, respectively. The remaining weighted-average amortization period as of December 31, 2010, is 6.0 years, 4.9 years and 16.1 years for in-place leases, above market leases and below market leases, respectively.

Increases (decreases) in net income as a result of amortization of the Company’s in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Amortization of in-place leases	$(3,630)	$(2,173)	$(3,555)
Amortization of above market leases	(4,281)	(2,931)	(3,207)
Amortization of below market leases	1,964	1,524	3,037

Net loss	$(5,947)	$(3,580)	$(3,725)

As of December 31, 2010, the amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2011	$2,345	$4,086	$2,385
2012	2,137	2,871	2,440
2013	1,636	1,541	2,238
2014	960	769	1,890
2015	917	767	1,828
Thereafter	2,212	2,090	22,249

	$10,207	$12,124	$33,030

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

NOTE 5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of:

	December 31, 2010	December 31, 2009
	(In thousands)
Leasing commissions, net of accumulated amortization of $13,750 and $12,525, respectively	$11,335	$11,013
Acquired above market leases, net	12,124	10,332
Acquired in-place leases, net	10,207	9,165
Lease incentives, net of accumulated amortization of $1,480 and $1,110, respectively	2,220	2,590
Other intangible assets, nets of accumulated amortization of $1,325 and $1,066, respectively	364	174
Prepaid expenses and deposits	5,883	729

Total prepaid expenses and other assets	$42,133	$34,003

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of operations. Prepaid expenses and deposits include $5.3 million in costs related to the Offering.

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following as of:

	December 31, 2010	December 31, 2009
	(In thousands)
Acquired below market leases, net	$33,030	$7,308
Prepaid rent	5,257	4,228
Straight-line rent liability	722	—
Other liabilities	49	37

Total other liabilities and deferred credits	$39,058	$11,573

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

NOTE 7. DEBT

The following is a summary of our total debt outstanding as of December 31, 2010 and December 31, 2009 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate as of December 31, 2010	Stated Maturity Date
	December 31, 2010	December 31, 2009
Secured Notes Payable
Valencia Corporate Center (1)(2)(10)	$7,223	$7,798	LIBOR +3.00%	February 1, 2011
Valencia Corporate Center (3)(10)	15,639	15,925	6.520%	October 1, 2012
160 King Street (1)(5)(9)(10)	8,564	8,564	LIBOR +1.55%	November 1, 2012
Carmel Country Plaza (3)(10)	10,145	10,395	7.365%	January 2, 2013
Santa Fe Park RV Resort (3)(10)	1,856	1,902	7.365%	January 2, 2013
Lomas Santa Fe Plaza (3)(10)	19,599	20,097	6.934%	May 1, 2013
Torrey Reserve—South Court (3)(10)	12,892	13,223	6.884%	May 1, 2013
Carmel Mountain Plaza (3)(10)	62,907	64,195	5.520%	June 1, 2013
160 King Street (6)	32,931	34,367	5.680%	May 1, 2014
Waikele Center (5)	140,700	140,700	5.145%	November 1, 2014
The Shops at Kalakaua (5)	19,000	19,000	5.449%	May 1, 2015
The Landmark at One Market (5)(8)	133,000	—	5.605%	July 5, 2015
Del Monte Center (5)	82,300	82,300	4.926%	July 8, 2015
Rancho Carmel Plaza (3)(10)	8,049	8,156	5.652%	January 1, 2016
Imperial Beach Gardens (5)	20,000	20,000	6.163%	September 1, 2016
Mariner’s Point (5)	7,700	7,700	6.092%	September 1, 2016
Torrey Reserve—ICW Plaza (5)(10)	43,000	43,000	5.463%	February 1, 2017
South Bay Marketplace (5)	23,000	23,000	5.477%	February 10, 2017
Loma Palisades (5)	73,744	73,744	6.090%	July 1, 2018
Torrey Reserve—North Court (3)	22,165	22,392	7.220%	June 1, 2019
Torrey Reserve—Torrey Daycare (4)(10)	1,660	1,687	6.500%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	7,462	5,889	6.355%	June 1, 2020
Alamo Quarry Market (3)(8)	98,011	99,886	5.670%	January 8, 2034

	851,547	723,920

Unsecured Notes Payable
Waikele Center Notes (1)(5)(10)	5,813	12,864	LIBOR + 3.75%	February 15, 2011
Landmark Note (1)(5)(10)	19,000	—	LIBOR + 2.00%	July 1, 2013
Carmel Mountain Note (1)(5)(10)	13,200	—	LIBOR + 2.00%	August 1, 2013

	38,013	12,864

Notes Payable to Affiliates
Del Monte Center Affiliates (7)(10)	5,266	7,667	10.000%	March 1, 2013

Total Debt Outstanding	$894,826	$744,451

(1)	Loan is fully or partially guaranteed by owners or affiliates.
(2)	Interest rate has floor of 4.50%
(3)	Principal payments based on a 30-year amortization schedule.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

(4)	Principal payments based on a 25-year amortization schedule. The interest rate will be reset to the greater of 6.5% or LIBOR plus 4.00% on June 1, 2014.
(5)	Interest only.
(6)	Principal payments based on a 20-year amortization schedule.
(7)	Principal payments based on a 5-year amortization schedule.
(8)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(9)	Secured by the owners’ equity interests in the entity.
(10)	Repaid subsequent to year end as part of the Formation Transactions.

On November 10, 2010, we obtained a $13.2 million unsecured loan related to our acquisition of the vacated Mervyn’s building at Carmel Mountain Plaza. The loan bears interest at LIBOR plus 2.0% through November 1, 2011 with increases of 0.50% on November 2, 2011 and November 2, 2012. The loan matures on August 1, 2013 and requires interest only payments through maturity.

On June 30, 2010, we obtained a $23.0 million unsecured loan related to our acquisition of the third party’s interests in Landmark. The loan bears interest at LIBOR plus 2.0% through July 1, 2011 with increases of 0.50% on July 2, 2011 and July 2, 2012. The loan matures on July 1, 2013, and requires interest only payments through maturity, except for a one time repayment of $4.0 million paid on December 31, 2010.

On June 1, 2010, we closed on a $7.5 million ten year loan secured by a deed of trust on the property owned by Torrey Reserve—VC I, Torrey Reserve—VC II, and Torrey Reserve—VC III in San Diego, California. The loan bears interest at 6.355% and matures on June 1, 2020. The proceeds from the loan were used to repay the outstanding loans on Torrey Reserve—VC I, Torrey Reserve—VC II, and Torrey Reserve—VC III, which had outstanding balances of $5.8 million at the time of repayment.

On March 18, 2010, the Waikele Center unsecured loans were modified to extend their maturity to February 15, 2011. The previous maturity date was February 15, 2010, which had been extended during 2009 from the original maturity date of January 1, 2009.

On May 31, 2009, we refinanced the then-existing loan on the Torrey Reserve—North Court property of $16.2 million with a new $22.5 million loan that bears interest at 7.220% and matures on June 1, 2019.

On May 31, 2009, we refinanced the then existing loan on the Torrey Reserve—Daycare property of $0.9 million with a new $1.7 million loan which bears interest at 6.500%, until the interest adjustment date of June 1, 2014, at which time the interest rate will adjust to the greater of 6.500% or LIBOR plus 4%. The loan matures on June 1, 2019.

On January 20, 2009, the Valencia Corporate Center construction loan was modified, and the loan commitment of $11.7 million was reduced to $10.0 million. On November 5, 2009, the loan was further modified to reduce the loan commitment to $9.2 million and extend the maturity through November 1, 2010. At modification, a principal payment of $0.8 million was made to reduce the outstanding principal balance to $7.8 million. On November 8, 2010, the loan was again modified to extend the maturity through February 1, 2011, and a principal payment of $0.6 million was made to reduce the outstanding principal balance to $7.2 million.

On June 30, 2008, we refinanced the then existing loan on the Loma Palisades property of $35.8 million with a new $73.7 million loan which bears interest at 6.090% and matures on July 1, 2018.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

On January 15, 2008, we entered into unsecured loans with certain of the entities that own Del Monte Center pursuant to which they lent us $12.0 million, the proceeds of which were used to fund construction at the property. The notes bear interest at 10.000% and require monthly principal and interest payments. The notes mature on March 1, 2013.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2010, we were in compliance with all loan covenants.

Scheduled principal payments on notes payable as of December 31, 2010 are as follows (in thousands):

	Secured Notes	Unsecured Notes	Notes to Affiliates	Total Principal
Year Ending December 31,
2011	$14,072	$5,813	$2,616	$22,501
2012	30,809	—	2,093	32,902
2013	106,570	32,200	557	139,327
2014	261,092	—	—	261,092
2015	234,912	—	—	234,912
Thereafter	204,092	—	—	204,092

	$851,547	$38,013	$5,266	$894,826

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy for inputs used in measuring fair value is as follows:

1.	Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

2.	Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

3.	Level 3 Inputs—unobservable inputs

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our notes payable is as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$851,547	$871,016	$723,920	$693,284
Unsecured notes payable	$38,013	$38,023	$12,864	$12,728

Due to related party nature, notes to affiliates cannot be measured at fair value.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal

We are sometimes involved in various disputes, lawsuits, warranty claims, environmental, and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the properties due to certain matters relating to the operation of the properties by the tenant.

Commitments

We acquired Landmark on June 30, 2010, where we lease, as lessee, a building adjacent to Landmark under an operating lease effective through, June 30, 2016, which we have the option to extend until 2026 by way of two five-year extension options. On July 30, 2010, we notified the landlord of our intention to exercise a renewal option for a renewal term of July 1, 2011 through June 30, 2016. Rent expense recognized under the lease was $1.2 million for the year ended December 31, 2010. Current minimum annual payments under the lease are as follows, as of December 31, 2010 (in thousands):

Year Ending December 31,
2011	$1,144
2012	1,791
2013	1,835
2014	1,879
2015	1,924
Thereafter	973

$9,546

Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remediation is expected to conclude within the next three years. The work performed is financed through an escrow account funded by the seller upon purchase of the property. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii and Texas. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

affecting the markets in which the tenants operate. Eleven of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically disbursed portfolio. Further, revenues derived from tenants in the retail industry were 61% and 65% of total revenues for the years ended December 31, 2010 and 2009, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Additionally, four of our retail properties (Alamo Quarry Market, Del Monte Center, Carmel Mountain Plaza and Waikele Center) accounted for 49% and 51% of total revenues for the years ended December 31, 2010 and 2009, respectively.

Four office tenants at Landmark (salesforce.com, Del Monte Corporation, Autodesk and Microsoft) comprise 19% of our total annualized base rent at December 31, 2010, in the aggregate. No other tenants represent greater than 4.5% of our total annualized base rent.

NOTE 10. OPERATING LEASES

At December 31, 2010, our office and retail properties are located in three states: California, Hawaii, and Texas. At December 31, 2010, we have approximately 456 leases with office and retail tenants. Our residential properties are located in Southern California, and we have approximately 708 leases with residential tenants at December 31, 2010, excluding Santa Fe Park RV Resort.

Our leases with commercial property (office and retail) and residential tenants are classified as operating leases. Commercial property leases generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs and also may include percentage rents based on the tenant’s level of sales achieved. Leases on apartments generally range from 7 to 15 months, with a majority having 12 month lease terms.

As of December 31, 2010, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties are as follows (in thousands):

2011	$99,025
2012	91,760
2013	79,543
2014	63,550
2015	58,478
Thereafter	192,857

Total	$585,213

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

NOTE 11. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Minimum rents
Retail	$57,509	$57,332	$58,401
Office	32,552	23,066	22,549
Residential	13,087	13,361	13,364
Cost reimbursement	19,630	17,206	20,286
Percentage rent	1,217	1,184	1,476
Other	1,167	931	1,028

Total rental income	$125,162	$113,080	$117,104

Minimum rents include $0.7 million, $1.3 million and $2.5 million for 2010, 2009 and 2008, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(2.3) million, $(1.4) million and $(0.2) million for 2010, 2009 and 2008, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Repairs and maintenance	$6,302	$6,271	$7,157
Facilities services	5,460	4,586	4,416
Utilities	3,851	3,184	2,967
Payroll	2,469	2,381	2,730
Rent	1,192	—	—
Hawaii excise tax	1,057	1,044	1,004
Insurance	1,034	1,162	1,481
Marketing	696	780	1,078
Bad debt expense	582	273	488
Other operating	374	461	450
Management fees	89	194	258

Total rental expenses	$23,106	$20,336	$22,029

NOTE 12. DISCONTINUED OPERATIONS

Results of properties sold, which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented.

On August 13, 2008, we sold an office property located outside of Chicago, Illinois for approximately $16.5 million in cash and recorded a net gain on disposal of $2.6 million. The vacant property was acquired on November 30, 2005, for a purchase price of $14.0 million. It was held for investment and was not leased to tenants and had no revenue for the periods held.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

Net expenses and net loss from the property’s discontinued operations were as shown in the following table (in thousands).

Year Ended December 31, 2008
Expenses of discontinued operations	$2,074

Results from discontinued operations:
Net loss from discontinued operations	$(2,071)
Gain on sale of real estate from discontinued operations	2,625

Total net income from discontinued operations	$554

NOTE 13. RELATED PARTY TRANSACTIONS

We act as the manager for certain unconsolidated real estate joint ventures and earn fees for these services (excluding the Waikiki Beach Walk). Each unconsolidated joint venture (excluding the Waikiki Beach Walk) has a master management agreement with additional agreements covering property management, construction management, acquisition, disposition and leasing and asset management. These agreements provide for the following fees to be paid to us by these unconsolidated joint ventures:

•

Property Management Fees—Property management fees are incurred for the operation and management of the properties. Fees range from 1.25% to 5.5% of gross monthly cash collections each month, with minimum monthly fees ranging from $2,500 to $5,000.

•

Construction Management Fees—Construction management fees are incurred for the management and supervision of construction projects owned by the unconsolidated joint ventures. Fees range from 3.0% to 5.0% of construction and development costs on buildings and improvements for most properties although certain agreements provide for a flat fee. For tenant improvements, fees are 10% of costs for projects where we directly supervise construction subcontractors or 3% for projects where we manage a general contractor, plus hourly fees for employees directly working on the tenant improvements.

•

Acquisition and Disposition Fees—Acquisition and disposition fees are incurred for services provided in conjunction with acquisition and disposition of the properties owned by the unconsolidated real estate joint venture. Fees are either 0.5% or 1% of the total value of all the acquisition or disposition.

•

Leasing Fees—Leasing fees are incurred for services provided to procure tenants for the properties owned by the unconsolidated joint venture. Fees are 1% of the total value of all leases executed for the properties, including new leases, renewals, extensions or other modifications.

•

Asset Management Fees/Financing Fees—Asset management fees are incurred for evaluating property value, performance, and/or condition, appealing property assessments or tax valuations, recommending ways to enhance value, and procuring financing. The fees are charged at hourly rates ranging from $40 – $125 for asset management services. In addition, financing fees are paid for any permanent financing placed on the properties, with fees of either of 25 –50 basis points of the financed amount or a flat fee of $50,000.

In addition to the fees noted above, certain unconsolidated joint ventures also reimburse us for monthly maintenance and facilities management services provided to the properties owned by the unconsolidated joint ventures.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

Fees earned by us from the unconsolidated joint ventures are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Property management fees	$1,233	$1,604	$1,407
Construction management fees	47	12	24
Leasing fees	957	—	—
Asset management fees/financing fees	130	—	—
Maintenance reimbursements	120	120	107

	$2,487	$1,736	$1,538

Fees receivable from the unconsolidated joint ventures of $0.05 million and $0.09 million as of December 31, 2010 and 2009, respectively, are included in accounts receivable.

At December 31, 2010, the due to affiliate balance of $0.3 million relates to amounts paid by AAI on behalf of the properties for loan transfer and consent fee and loan defeasance fee deposits.

Certain affiliated entities have made loans to affiliates in order to attain a higher return on excess cash balances, and these loans are classified as notes receivable from affiliates. The notes bear interest at LIBOR and are to be repaid upon demand. A summary of the outstanding notes receivable balances and interest income are as follows (in thousands):

	As of and for the year ended December 31,
	2010	2009	2008
Notes receivable	$21,769	$20,969	$22,099
Interest income	$59	$76	$641

We received unsecured loans on January 15, 2008, from certain of the entities that own Del Monte Center for $12.0 million, the proceeds of which were used to fund construction at the property. The outstanding balance of these notes payable to affiliates at December 31, 2010 and 2009 was $5.3 million and $7.7 million, respectively. The notes bear interest at 10.000% and require monthly principal and interest payments until maturity on March 1, 2013. These notes have been classified as notes payable to affiliates. Interest expense related to these notes was $0.6 million, $0.9 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At Valencia Corporate Center and ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady. At Torrey Reserve—South Court we also leased space to Insurance Company of the West for 2007 through 2009. Rental revenue recognized on the leases of $4.2 million, $4.7 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, is included in rental income. Prepaid rent from Insurance Company of the West of $0.3 million is included in other liabilities and deferred credits as of December 31, 2010 and 2009.

14. SEGMENT REPORTING

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in three business segments: (1) the acquisition, development,

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

redevelopment, ownership and management of office real estate, (2) the acquisition, development, redevelopment, ownership and management of retail real estate, and (3) the acquisition, development, redevelopment, ownership and management of multifamily real estate. The products for our office segment primarily include rental of office space and other tenant services, including parking and storage space rental. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services.

Asset information by segment is not reported because we do not use this measure to assess performance and make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, general and administrative expenses, interest expense, and depreciation and amortization expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

Segment profit is not a measure of operating income or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit in the same manner. We consider segment profit to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties.

The following table represents operating activity within our reportable segments. Results for our office segment have been adjusted for all periods presented to exclude results from our Chicago office property sold during 2008 and classified as discontinued operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total Office (1)
Property revenue	$36,576	$26,635	$26,556
Property expense	(11,052)	(6,764)	(6,743)

Segment profit	25,524	19,871	19,813

Total Retail
Property revenue	78,234	75,895	79,763
Property expense	(20,185)	(17,191)	(21,178)

Segment profit	58,049	58,704	58,585

Total Multifamily
Property revenue	14,140	14,513	14,624
Property expense	(4,723)	(4,687)	(4,998)

Segment profit	9,417	9,826	9,626

Total segments’ profit	$92,990	$88,401	$88,024

(1)	Includes operations of Landmark, beginning June 30, 2010, upon acquisition of controlling interest in the property.

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

The following table is a reconciliation of segment profit to net income (loss) attributable to Predecessor (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total segments’ profit	$92,990	$88,401	$88,024
General and administrative	(8,813)	(7,058)	(8,690)
Depreciation and amortization	(37,642)	(29,858)	(31,089)
Interest income	74	173	1,167
Interest expense	(46,813)	(43,290)	(43,737)
Fee income from real estate joint ventures	2,487	1,736	1,538
Loss from real estate joint ventures	(109)	(4,865)	(19,272)
Results from discontinued operations	—	—	554

Net income (loss)	2,174	5,239	(11,505)
Net loss attributable to noncontrolling interests	(2,205)	(1,205)	(4,488)

Net income (loss) attributable to American Assets Trust Inc. Predecessor	$4,379	$6,444	$(7,017)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for 2010 and 2009 (in thousands):

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$34,661	$36,070	$29,287	$28,932
Operating income	10,437	11,838	12,095	12,165
Net income (loss)	(2,996)	(1,193)	5,839	524
Net loss attributable to noncontrolling interests	(264)	(1,042)	(469)	(430)
Net income (loss) attributable to American Assets Trust Inc. Predecessor	$(2,732)	$(151)	$6,308	$954

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$29,627	$30,473	$26,964	$29,979
Operating income	11,532	13,985	9,928	16,040
Net income (loss)	(68)	2,351	(1,686)	4,642
Net loss attributable to noncontrolling interests	(418)	(131)	(581)	(75)
Net income attributable to American Assets Trust Inc. Predecessor	$350	$2,482	$(1,105)	$4,717

16. SUBSEQUENT EVENTS

As discussed in Note 1, American Assets Trust, Inc. completed an initial public offering of our common stock in January 2011. We issued 31,625,000 shares at $20.50. The net proceeds from this offering were approximately $594.8 million, including the underwriters’ overallotment option which was exercised in full

American Assets Trust, Inc. Predecessor

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009, and 2008

(after deducting the underwriting discount and commissions and estimated expenses of this offering and formation transactions). Concurrently with the Offering, we completed a series of formation transactions pursuant to which we acquired, through a series of merger and contribution transactions, 100% of the ownership interests in our Predecessor, the Waikiki Beach Walk entities and the Solana Beach Centre entities (including our Predecessor’s ownership interest in these entities). We did not acquire our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns Fireman’s Fund Headquarters. In the aggregate, these interests comprise our ownership of our property portfolio.

Pro Forma Financial Information—unaudited

The unaudited financial information in the table below summarizes the consolidated results of operations of American Assets Trust, Inc., the Predecessor, the Waikiki Beach Walk entities and the Solana Beach Centre entities on a pro forma basis, as though the Offering had occurred and the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information also includes the results of operations of Landmark and depreciation related to the building acquired at Carmel Mountain Plaza, as if those acquisitions had occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue, adjustments to interest expense for fair value adjustments to acquired debt and certain incremental general and administrative expenses expected to be incurred to operate as a public company. For additional information, refer to the American Assets Trust, Inc. and Subsidiaries unaudited Pro Forma Consolidated Financial Statements included in this report.

The following table summarizes the pro forma financial information (in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
	As Reported (1)	Pro Forma	As Reported (1)	Pro Forma
Total revenue	$128,950	$195,623	$117,043	$194,101
Total operating expenses	82,415	131,330	65,558	123,960
Operating income	46,535	64,293	51,485	70,141
Net income (loss)	$2,174	$8,796	$5,239	$14,835

(1)	As reported for the Predecessor.

On March 11, 2011, we acquired a 364,735 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon (“First & Main”). The purchase price for First & Main was $129.4 million, excluding closing costs of approximately $0.1 million. The property commenced operations in September 2010 and had revenues of $3.7 million and operating expenses of $1.5 million for the year ended December 31, 2010. The purchase price allocation for this property is in process, and as such, we have not included First & Main’s results of operations in the pro forma financial information above. The pro forma financial information required for this transaction will be provided separately in a current report on Form 8-K.

American Assets Trust, Inc. Predecessor

SCHEDULE III—Combined Real Estate and Accumulated Depreciation

(In Thousands)

		Initial Cost			Gross Carrying Amount at December 31, 2010
Description	Encumbrance as of December 31, 2010	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Alamo Quarry Market	$98,011	$26,396	$109,294	$7,660	$26,816	$116,534	$(26,979)	1997/1999	12/9/2006	35 years
Carmel Country Plaza	10,145	4,200	—	12,347	4,200	12,347	(6,899)	1991	1/10/1989	35 years
Carmel Mountain Plaza	62,907	22,477	65,217	15,806	31,034	72,466	(18,254)	1994	3/28/2003	35 years
Del Monte Center	82,300	27,412	87,570	18,900	27,117	106,765	(27,093)	1967/1984/2006	4/8/2004	35 years
Lomas Santa Fe Plaza	19,599	8,600	11,282	9,815	8,620	21,077	(11,095)	1972/1997	6/12/1995	35 years
Rancho Carmel Plaza	8,049	3,450	—	3,635	3,487	3,598	(2,155)	1993	4/30/1990	35 years
The Shops at Kalakaua	19,000	13,993	10,919	23	14,006	10,929	(2,023)	1971/2006	3/31/2005	35 years
South Bay Marketplace	23,000	4,401	—	11,113	4,401	11,113	(6,285)	1997	9/16/1995	35 years
Waikele Center	140,700	55,593	126,858	56,184	70,643	167,992	(30,172)	1993/2008	9/16/2004	35 years
160 King Street	41,495	15,104	42,578	886	15,104	43,464	(8,710)	2002	5/2/2005	40 years
Torrey Reserve:
ICW Plaza	43,000	4,095	—	24,224	4,377	23,942	(9,005)	1996-1997	6/6/1989	40 years
Pacific North Court	22,165	3,263	—	27,087	6,092	24,258	(10,368)	1997-1998	6/6/1989	40 years
Pacific South Court	12,892	3,285	—	26,039	6,275	23,049	(11,314)	1996-1997	6/6/1989	40 years
Pacific VC	7,462	1,413	—	8,501	2,506	7,408	(3,000)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	1,660	715	—	2,001	1,247	1,469	(599)	1996-1997	6/6/1989	40 years
Torrey Reserve	—	229	—	2,322	393	2,158	(329)	N/A	6/6/1989	N/A
Valencia Corporate Center	22,862	7,657	—	30,603	7,812	30,448	(12,331)	1999-2007	7/28/1998	40 years
The Landmark at One Market	133,000	34,575	141,196	—	34,575	141,196	(2,328)	1917/2000	6/30/2010	40 years
Imperial Beach Gardens	20,000	1,281	4,820	4,380	1,281	9,200	(6,968)	1959/2008- present	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	19,577	14,052	36,095	(22,223)	1958/2001- 2008	7/20/1990	30 years
Mariner’s Point	7,700	2,744	4,540	622	2,744	5,162	(1,756)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	1,856	401	928	786	401	1,714	(1,317)	1971/2007- 2008	6/1/1979	30 years
Sorrento Valley Holdings Land	—	2,073	741	2,716	2,073	3,457	(794)	N/A	5/9/1997	N/A

	$851,547	$257,357	$622,513	$285,227	$289,256	$875,841	$(221,997)

American Assets Trust, Inc. Predecessor

SCHEDULE III—Combined Real Estate and Accumulated Depreciation

(In Thousands)

	Year ended December 31,
	2010	2009	2008
Real estate assets
Balance, beginning of period	$968,332	$962,102	$946,685
Additions:
Property acquisitions	188,971	—	—
Improvements	8,383	6,503	15,438
Deductions	(589)	(273)	(21)

Balance, end of period	$1,165,097	$968,332	$962,102

Accumulated depreciation
Balance, beginning of period	$194,124	$168,865	$144,079
Additions—depreciation	28,462	25,259	24,807
Deductions	(589)	—	(21)

Balance, end of period	$221,997	$194,124	$168,865

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owners

Novato FF Venture, LLC

We have audited the accompanying balance sheet of Novato FF Venture, LLC (the “Venture”) as of December 31, 2009, and the related statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novato FF Venture, LLC at December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Diego, California

September 13, 2010

Novato FF Venture, LLC

Balance Sheets

(In Thousands)

	As of December 31,
	2010	2009
	(unaudited)
Assets
Real estate, at cost
Operating real estate	$233,821	$291,719
Construction in progress	245	1,980

	234,066	293,699
Accumulated depreciation	(3,119)	(18,227)

Net real estate	230,947	275,472
Cash and cash equivalents	1,632	1,121
Accounts receivable, net	12	12
Prepaid expenses and other assets	25,141	28,338
Debt issuance costs, net of accumulated amortization	549	665

Total assets	$258,281	$305,608

Liabilities and equity
Liabilities:
Secured notes payable	$172,267	$175,199
Accounts payable and accrued expenses	20	76
Other liabilities and deferred credits	14,264	15,791

Total liabilities	186,551	191,066

Commitments and contingencies (Note 8)
Equity	71,730	114,542

Total liabilities and equity	$258,281	$305,608

See accompanying notes.

Novato FF Venture, LLC

Statements of Operations

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
	(unaudited)
Revenue:
Rental income	$22,365	$24,942	$24,855

Expenses:
Rental expenses	30	63	148
Real estate taxes	535	3,231	3,144
General and administrative	291	271	286
Depreciation and amortization	9,641	9,987	9,987
Impairment loss	38,465	—	—

Total operating expenses	48,962	13,552	13,565
Operating income	(26,597)	11,390	11,290
Interest income	—	4	22
Interest expense	(10,516)	(10,703)	(10,907)

Net income (loss)	$(37,113)	$691	$405

See accompanying notes.

Novato FF Venture, LLC

Statements of Equity

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

Equity, December 31, 2007	$124,646
Distributions	(5,550)
Net income	405

Equity, December 31, 2008	119,501

Distributions	(5,650)
Net income	691

Equity, December 31, 2009	114,542

Distributions	(5,699)
Net loss	(37,113)

Equity, December 31, 2010 (unaudited)	$71,730

See accompanying notes.

Novato FF Venture, LLC

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year ended December 31,
	2010	2009	2008
	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(37,113)	$691	$405
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment loss	38,465	—	—
Depreciation and amortization	9,641	9,987	9,987
Amortization of debt issuance costs	116	116	116
Net accretion of above and below market lease intangibles	(1,483)	(1,483)	(1,483)
Amortization of debt fair market value adjustments	479	479	479
Changes in operating assets and liabilities
Change in accounts receivable	—	404	(114)
Change in prepaid expenses and other assets	3	5	(14)
Change in accounts payable and accrued expenses	(3)	(424)	333
Change in other liabilities	91	—	100

Net cash provided by operating activities	10,196	9,775	9,809

INVESTING ACTIVITIES
Capital expenditures	(575)	(827)	(1,102)
FINANCING ACTIVITIES
Repayment of secured notes payable	(3,411)	(3,224)	(3,020)
Distributions to members	(5,699)	(5,650)	(5,550)

Net cash used in financing activities	(9,110)	(8,874)	(8,570)

Net increase in cash and cash equivalents	511	74	137
Cash and cash equivalents, beginning of period	1,121	1,047	910

Cash and cash equivalents, end of period	$1,632	$1,121	$1,047

Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$9,922	$10,108	$10,312

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for property under development	$(51)	$(114)	$165

See accompanying notes

Novato FF Venture, LLC

Notes to Combined Financial Statements

December 31, 2010, (unaudited), 2009, and 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Novato FF Venture, LLC (“we,” “our” or “us”) is a joint venture between an entity controlled by Ernest Rady with a 25% managing member interest and General Electric Pension Trust (“GEPT”) with a 75% member interest. We were formed in May 15, 2007, to acquire the Fireman’s Fund Headquarters office building (the “Property”) in Novato, California. The Property is triple-net leased to Fireman’s Fund Insurance Company. Under the lease agreement, Fireman’s Fund Insurance Company, as the tenant, is directly responsible for the property operating expenses, except for insurance and interest. Property taxes are our responsibility and billed to the tenant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP,” requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Subsequent events have been evaluated through the date the financial statements were issued.

Revenue Recognition and Accounts Receivable

Our lease with the tenant is classified as an operating lease. The lease contains contingent increases based on the consumer price index. Base rents are recognized when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Real estate taxes and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred.

We make estimates of the collectibility of our accounts receivable related to rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectibility of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. At December 31, 2010 and 2009, we determined no allowance for doubtful accounts was necessary.

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. The estimated useful life is 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2010, 2009 and 2008, real estate depreciation expense was $6.6 million (unaudited), $6.9 million and $6.9 million, respectively.

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenants long term business prospects, and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of operations. The value of above and below market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of operations. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense.

We capitalize certain costs related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance and construction costs. Additionally, we capitalize interest costs related to development and significant redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, we make estimates as to the probability of certain development and redevelopment projects being completed. If we determine the development or redevelopment is no longer probable of completion, we expense all capitalized costs which are not recoverable.

Impairment of Long Lived Assets

Impairment is recognized on our Property held for use when the expected undiscounted cash flows are less than its carrying amount, at which time the Property is written-down to fair value. If the Property becomes held for sale it would be recorded at the lower of the carrying amount or the expected sales price less costs to sell.

As discussed in Note 8, the tenant has a right of first offer to acquire the Property. In anticipation of the REIT formation transactions, we, together with GEPT, delivered an offer notice to the tenant in August 2010, which the tenant rejected. A second offer notice was delivered to the tenant in October 2010, which the tenant rejected. This delivery of the offer notice to the tenant could have impacted our ability to hold the Property for long term investment. As a result of this potential inability to hold the Property for long term investment, combined with the decline in real estate values since the Property’s acquisition, we recorded an impairment loss of $38.5 million (unaudited) during the year ended December 31, 2010. Based on the significance of unobservable inputs used in estimating the fair value of our Property, we classify this fair value measurement within Level 3 of the valuation hierarchy. (See Note 7 for hierarchy levels).

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity less than three months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2010 and 2009, we had $0.9 million (unaudited) and $0.4 million, respectively, in excess of the FDIC insured limit. At December 31, 2010 and 2009, we had $0.5 million (unaudited) and $0.5 million, respectively, in money market funds that are not FDIC insured.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, acquired in-place leases and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and fees paid to American Assets, Inc. (“AAI”), an affiliate. Capitalized lease costs are amortized over the life of the related lease and included in depreciation and amortization expense on the statement of operations. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off.

Debt Issuance Costs

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.”

Income Taxes

We are a limited liability company. Under applicable federal and state income tax rules, the allocated share of net income or loss from a limited liability company is reportable in the income tax returns of the respective members.

Effective January 1, 2009, we adopted certain accounting guidance within ASC Topic 740, Income Taxes (“ASC 740”), with respect to how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. We have had no examinations in progress and none are expected at this time. As of December 31, 2009, management has reviewed all open tax years and major jurisdictions and concluded the adoption of the new accounting guidance resulted in no impact to our financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements, which make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. The standard is effective for all periods ending after September 15, 2009. The standard required our financial statements to reflect Codification or “plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement impacted certain disclosures in the financial statement but did not have an impact on our financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard that broadens and clarifies the definition of a business, which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. The new requirement is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense all acquisition related transaction costs as incurred which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for 2009, the impact to our future financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained.

Effective January 1, 2009, we adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The adoption did not have an impact on our financial statements as we currently have no derivative instruments outstanding.

As of April 1, 2009, we adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued and requires disclosure of the date through which subsequent events have been evaluated.

In June 2009, the FASB issued a new accounting standard which provides certain changes to the evaluation of a variable interest entity (“VIE”) including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The standard is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. The adoption of this standard did not have a material impact on our financial statements.

In January 2010, the FASB issued a new accounting standard to improve disclosure over fair value measurements. The new standard amends previously issued guidance and clarifies and provides additional disclosure requirements relating to recurring and non-recurring fair value measurements. This standard became effective for us on January 1, 2010. The adoption of the standard did not have a material impact on our financial statements.

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

NOTE 2. REAL ESTATE PROPERTY

A summary of our real estate property and related encumbrance is as follows (in thousands):

	December 31, 2010		December 31, 2009
	(unaudited)
Land	$34,628		$43,203
Building and improvements	199,438		250,496

	234,066		293,699
Accumulated depreciation	(3,119)		(18,227)

	230,947		275,472

Encumbrance	$174,559	(1)	$177,970	(1)

(1)	Balances do not agree to the balance sheet due to an unamortized fair value adjustment.

As discussed in Note 8, the tenant has a right of first offer to acquire the Property. In anticipation of the REIT formation transactions, we, together with GEPT, delivered an offer notice to the tenant in August 2010, which the tenant rejected. A second offer notice was delivered to the tenant in October 2010, which the tenant rejected. This delivery of the offer notice to the tenant could have impacted our ability to hold the Property for long term investment. As a result of this potential inability to hold the Property for long term investment, combined with the decline in real estate values since the Property’s acquisition, we recorded an impairment loss of $38.5 million during the year ended December 31, 2010 (unaudited). Based on the significance of unobservable inputs used in estimating the fair value of our Property, we classify this fair value measurement within Level 3 of the valuation hierarchy. (See Note 7 for hierarchy levels).

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
	(unaudited)
In-place leases	$31,852	$31,852
Accumulated amortization	(10,054)	(7,284)
Above market leases	1,558	1,558
Accumulated amortization	(492)	(357)

Acquired lease intangible assets, net	$22,864	$25,769

Below market leases	$18,612	$18,612
Accumulated accretion	(5,875)	(4,257)

Acquired lease intangible liabilities, net	$12,737	$14,355

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of operations. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included net amortization from acquired above and below market leases of $1.5 million in 2010, 2009 and 2008. The remaining weighted-average amortization period as of December 31, 2010, is 7.9 years for in-place leases, above market leases and below market leases, respectively.

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

Increases (decreases) in net income as a result of amortization of the Company’s in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
	(unaudited)
Amortization of in-place lease	$(2,770)	$(2,770)	$(2,770)
Amortization of above market leases	(135)	(135)	(135)
Amortization of below market leases	1,618	1,618	1,618

Net loss	$(1,287)	$(1,287)	$(1,287)

As of December 31, 2010, the amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands) (unaudited):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2011	$2,770	$135	$1,618
2012	2,770	135	1,618
2013	2,770	135	1,618
2014	2,770	135	1,618
2015	2,770	135	1,618
Thereafter	7,948	391	4,647

	$21,798	$1,066	$12,737

NOTE 4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of (in thousands):

	December 31, 2010	December 31, 2009
	(unaudited)
Leasing commissions, net of accumulated amortization of $1,042 and $755, respectively	$2,259	$2,545
Acquired above market leases, net	1,066	1,201
Acquired in-place leases, net	21,798	24,568
Other intangible assets, nets of accumulated amortization of $3 and $2, respectively	6	6
Prepaid expenses and deposits	12	18

Total prepaid expenses and other assets	$25,141	$28,338

NOTE 5. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following as of (in thousands):

	December 31, 2010	December 31, 2009
	(unaudited)
Acquired below market leases, net	$12,737	$14,355
Prepaid rent	1,527	1,436

Total other liabilities and deferred credits	$14,264	$15,791

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

NOTE 6. SECURED NOTE PAYABLE

The following is a summary of our secured note payable outstanding as of December 31, 2010 and 2009 (in thousands):

	Balance as of December 31,		Stated Interest Rate as of December 31, 2010	Stated Maturity Date
	2010	2009
	(unaudited)
Secured note	$174,559	$177,970	5.548%	October 1, 2015(1)
Unamortized fair value adjustment	(2,292)	(2,771)

	$172,267	$175,199

(1)	Anticipated maturity date is October 1, 2015, which is the date that if the loan is not paid the interest rate increases to 10.548%. Extended maturity date is October 15, 2018.

Scheduled principal payments as of December 31, 2010 are as follows (in thousands):

Total Principal
(Unaudited)
Year Ending December 31,
2011	$3,314
2012	3,770
2013	4,015
2014	4,246
2015	159,214

174,559

Unamortized fair value adjustment	(2,292)

$172,267

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchies for inputs used in measuring fair value are as follows:

1.	Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

2.	Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

3.	Level 3 Inputs—unobservable inputs

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our note payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our note payable. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our note payable is as follows (in thousands):

	December 31, 2010 (unaudited)		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note payable	$172,267	$176,261	$175,199	$174,445

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal

We are sometimes involved in various disputes, lawsuits, warranty claims, environmental, and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of any legal matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also under our lease, the tenant is obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the property due to certain matters relating to the operation of the property by the tenant.

Concentrations of Credit Risk

Fireman’s Fund Insurance Company is the only tenant in the Fireman’s Fund Headquarters building. The audited financial statements of Fireman’s Fund Insurance Company, presented on a statutory basis, are available to the public on the company’s website. Our lease with Fireman’s Fund Insurance Company expires in November 2018.

Tenant Right of First Offer

Pursuant to the terms of our lease agreement, the tenant, Fireman’s Fund Insurance Company, has a right of first offer to purchase the Property if we propose to sell all or a portion of the Property. In the event that we choose to dispose of this Property, we would be required to notify Fireman’s Fund Insurance Company, prior to offering this Property to any other potential buyer, of the price at which we would be willing to sell the Property and Fireman’s Fund Insurance Company would have the right, within 30 days of receiving such notice, to agree to purchase the Property at that price. The existence of this right of first offer could adversely impact our ability to obtain the highest possible price for this Property during the term of the lease as we would not be able to offer this Property to potential purchasers through a competitive bid process or in a similar manner designed to maximize the value obtained for the Property without first offering to sell this Property to Fireman’s Fund Insurance Company. As part of the REIT formation transaction we delivered an offer notice to the tenant on August 27, 2010, which the tenant rejected. A second offer notice was delivered to the tenant in October 2010, which the tenant rejected. If the tenant had accepted the offer, it would have been binding, and we would have been forced to sell the Property to the tenant.

NOTE 9. OPERATING LEASES

Our lease with Fireman’s Fund Insurance Company is classified as an operating lease.

Novato FF Venture, LLC

Notes to Combined Financial Statements—(Continued)

December 31, 2010, (unaudited), 2009, and 2008

As of December 31, 2010, minimum future rents from Fireman’s Fund Insurance Company’s noncancelable operating lease, before any reserve for uncollectible amounts and assuming no early lease termination, is as follows (in thousands):

2011	$21,002
2012	21,002
2013	21,002
2014	21,002
2015	21,002
Thereafter	59,856

Total	$164,866

NOTE 10. COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
	(unaudited)
Minimum rents	$21,830	$21,711	$21,711
Cost reimbursement	535	3,231	3,144

Total rental income	$22,365	$24,942	$24,855

Minimum rents include $1.5 million for 2010, 2009 and 2008 to recognize income from the amortization of above and below market leases. Cost reimbursements include a $2.6 million refund of real estate tax reimbursement to the tenant for tax years 2007 through 2010 related to a real estate tax refund received from the county of Marin for those tax years.

NOTE 11. RELATED PARTY TRANSACTIONS

The Property is managed by the property management business of AAI, an affiliate. The on-site property management of the Property is performed by the tenant. These agreements provide for the following fees to be paid to AAI:

•

Property Management Fees—Property management fees are incurred for the operation and management of the Property. Fees are 1.25% of gross monthly cash collections each month. Property management fees are included general and administrative expenses on the statement of operations.

The AAI fees incurred are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
	(unaudited)
Property management fees	$253	$253	$256

Fees payable to AAI of $0.02 million are included in accounts payable and accrued expenses as of December 31, 2010 and 2009.

ABW Lewers LLC

Consolidated Financial Statements

ABW Lewers LLC

Report of Independent Auditors

To the Members of

ABW Lewers LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and members’ deficiency, and cash flows present fairly, in all material respects, the financial position of ABW Lewers LLC and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ ACCUITY LLP

Honolulu, Hawaii

February 24, 2011

ABW Lewers LLC

Consolidated Balance Sheets

December 31, 2010 and 2009

(All Dollars in Thousands)

	2010	2009
Assets
Current assets
Cash	$5,364	$3,961
Restricted cash and certificate of deposit	993	655
Investment securities available-for-sale	1,000	900
Receivables, net	482	461
Prepaid expenses	5	1

Total current assets	7,844	5,978
Property and equipment, net	87,951	94,131
Deferred loan and lease costs, net of accumulated amortization of $2,362 in 2010 and $1,756 in 2009	3,326	4,009
Investment in equity method investee	3,022	3,044
Restricted cash and certificate of deposit	65	357
Noncurrent receivables, net	42	101
Deferred rent receivable	2,227	2,001

Total assets	$104,477	$109,621

Liabilities and Members’ Deficiency
Current liabilities
Accounts payable and accrued expenses	$400	$412
Deferred revenue	490	341
Payable to affiliates, net	61	156
Current portion of notes payable	15,309	245

Total current liabilities	16,260	1,154
Deferred rent payable	247	210
Security deposits	861	878
Notes payable	130,310	145,619

Total liabilities	147,678	147,861
Members’ deficiency	(43,201)	(38,240)

Total liabilities and members’ deficiency	$104,477	$109,621

The accompanying notes are an integral part of the consolidated financial statements.

ABW Lewers LLC

Consolidated Statements of Operations and Members’ Deficiency

Years Ended December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

	2010	2009	2008
Revenue
Rental	$9,784	$9,667	$10,887
Common area recoveries	2,310	2,409	2,334
Other tenant recoveries	1,092	1,018	1,277
Parking	2,142	2,166	1,936
Other	84	52	116

Total revenues	15,412	15,312	16,550

Operating expenses
Common area expenses	2,443	2,495	2,472
Other tenant expenses	1,195	1,111	1,358
Parking expense	1,230	1,146	990
Landlord expense	76	89	111
Depreciation expense	6,187	6,208	6,153
Other	838	1,111	1,367

Total operating expenses	11,969	12,160	12,451

Operating income	3,443	3,152	4,099
Other income (expense)
Interest income	5	15	11
Interest expense	(8,303)	(8,315)	(8,262)
Equity in net loss of uncombined affiliate	(106)	(106)	(110)

Net other expense	(8,404)	(8,406)	(8,361)

Net loss	(4,961)	(5,254)	(4,262)
Members’ deficiency
Beginning of year	(38,240)	(32,971)	(12,388)
Member distributions	—	(15)	(16,321)

End of year	$(43,201)	$(38,240)	$(32,971)

The accompanying notes are an integral part of the consolidated financial statements.

ABW Lewers LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(4,961)	$(5,254)	$(4,262)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	6,187	6,208	6,153
Amortization of deferred loan and leasing fees	636	661	631
Write-off of deferred leasing fees	48	70	86
Equity in net loss of uncombined affiliate	106	106	110
Straight-line effect on rent expense	37	57	76
Straight-line effect on rental income	(226)	(250)	(531)
Bad debt expense	146	425	673
Changes in
Receivables	(108)	(134)	(693)
Prepaid expenses	(4)	187	6
Accrued leasing fees	(1)	(28)	(115)
Accounts payable and accrued expenses	88	46	(176)
Deferred revenue	149	12	109
Payable to affiliates, net	56	(48)	(196)
Security deposits	(17)	(79)	10

Net cash provided by operating activities	2,136	1,979	1,881

Cash flows from investing activities
Capital expenditures	(107)	(230)	(1,132)
Investment in affiliate	(204)	—	—
Proceeds from sales of investment securities	300	1,000	—
Purchase of investment securities and certificate of deposit	(400)	(500)	(1,400)
Change in restricted cash	(46)	(66)	34

Net cash provided by (used in) investing activities	(457)	204	(2,498)

ABW Lewers LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

	2010	2009	2008
Cash flows from financing activities
Member distributions	(31)	(398)	(16,622)
Loan costs paid	—	—	(89)
Repayments of note payable	(245)	(232)	(214)
Proceeds from note payable	—	—	16,000

Net cash used in financing activities	(276)	(630)	(925)

Net increase (decrease) in cash	1,403	1,553	(1,542)
Cash
Beginning of year	3,961	2,408	3,950

End of year	$5,364	$3,961	$2,408

Supplemental cash flow information
Interest paid	$7,947	$7,960	$7,909
Noncash investing and financing activities
Capital contributions payable to equity method investee	$—	$110	$—
Accrued member distribution	—	31	423

The accompanying notes are an integral part of the consolidated financial statements.

ABW Lewers LLC

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(All Dollars in Thousands)

1. Operations and Ownership

ABW Lewers LLC, a Hawaii limited liability company (the “Company”), was formed on October 11, 2005 pursuant to an operating agreement (the “Agreement”) between Beachwalk Holdings, LP, which holds an 80% member interest, and WBW Retail LLC (“WBW”), which holds a 20% member interest. Under the terms of the operating agreement, WBW agreed to develop and guarantee lien free completion of a retail and entertainment center known as Waikiki Beach Walk (the “Center”). Construction of the Center was completed and operations commenced in December 2006. As a limited liability company, the owners’ liability is limited to the amount of their investment in the Company.

The Center, consisting of 96,569 leasable square feet of retail, restaurant and storage space and 377 parking stalls for public and valet parking is owned by two subsidiaries, ABW Holdings LLC and ABW 2181 Holdings LLC. At December 31, 2010, the Center was 98% leased and occupied.

The Center is managed and operated by Retail Resort Properties LLC (“RRP”), a limited liability company wholly-owned by Outrigger Hotels Hawaii (“OHH”), pursuant to the provisions of a management agreement. OHH is indirectly affiliated with WBW. Beachwalk Holdings, LP is an affiliate to American Asset Trust, Inc. (“AAT”), a real estate investment trust.

As of December 31, 2010, the Company had a members’ deficiency of $43,201 which resulted from approximately $139,000 in member distributions made in connection with long-term mortgage financing in 2008 and 2007. Although the Company had liabilities in excess of assets at December 31, 2010, management believes that the Company will be able to meet current obligations and debt service requirements with future cash flows from operations and cash balances on hand.

On January 19, 2011, AAT completed its initial public offering. AAT is the sole general partner of American Assets Trust, L.P. (the “Operating Partnership”). Concurrently with the initial public offering, the Operating Partnership completed a series of formation transactions, pursuant to which it acquired, through a series of merger and contribution transactions, the ownership interests in the entities owning the properties that comprise its portfolio. As part of these formation transactions, WBW Retail LLC and Beachwalk Holdings LP contributed their equity interests in the Company to the Operating Partnership. The contribution was accounted for by the Operating Partnership as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on January 19, 2011. RRP will continue to manage and operate the Center.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include two wholly-owned single-purpose subsidiaries, ABW Holdings LLC (“ABWH”) and ABW 2181 Holdings LLC (“ABW 2181”). These two entities own the Center and all other operating assets of the Company. The consolidated financial statements include the accounts and transactions of these subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date.

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

These estimates and assumptions affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Certificate of Deposit

At December 31, 2010 and 2009, restricted cash consisted of reserves held by the ABWH mortgage lender for current real estate and property taxes and insurance of $693 and $655, respectively. At December 31, 2010 and 2009, noncurrent reserves for the replacement of property and equipment amounted to $10. The lender also held $55 and $47, respectively, in noncurrent restricted cash reserves for tenant improvement allowances. The balance at December 31, 2010 and 2009 represents the Company’s funding of a tenant improvement allowance reserve as required by the terms of the loan agreement.

As of February 2008, the Company was also required to maintain a $300 certificate of deposit with the ABW 2181 mortgage loan lender, which is reflected in current restricted cash at December 31, 2010 and noncurrent restricted cash at December 31, 2009. The ABW 2181 mortgage loan was repaid in conjunction with the transaction with AAT in January 2011 and the certificate of deposit was redeemed.

Receivables and Allowance for Doubtful Accounts

Receivables are initially recorded at the amount invoiced or otherwise due and normally do not bear interest. The Company maintains an allowance for doubtful accounts to reduce receivables to their estimated collectible amount. Management estimates the allowance for doubtful accounts based on a specific review of individual customer accounts as well as the overall aging of accounts, historical collection experience and current economic and business conditions. Generally, accounts past due by more than 30 days are considered delinquent. However, delinquent accounts are not written off until, in the judgment of management, they are deemed uncollectible based on an evaluation of the specific circumstances of each customer.

The allowance for doubtful accounts represents management’s best estimate of potential uncollectible receivables. However, because of the uncertainties inherent in assessing the collectibility of receivables, it is at least reasonably possible that there will be near-term changes in management’s estimate due to actual losses and other factors.

Deferred Loan and Lease Costs

Loan fees and origination costs associated with the Company’s debt are deferred and amortized using the straight-line method over the term of the debt agreement, which approximates the effective interest method. These amounts are recorded as interest expense in the consolidated financial statements. The initial direct costs of leases, such as legal fees and leasing commissions are deferred and amortized using the straight-line method over the term of the lease agreements. These amounts are recorded as a reduction of rental income in the consolidated financial statements. Amortization expense for the years ended December 31, 2010, 2009 and 2008 approximated $636, $661 and $631, respectively.

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense and betterments and replacements are capitalized. Property retired or otherwise disposed of is removed from the appropriate asset and related accumulated depreciation accounts. Gains and losses on sales of assets are reflected in current operations.

Depreciation is calculated using the straight-line method based upon the shorter of the asset life or lease term using the following useful lives:

Building and improvements	15–39 years
Tenant improvements	Lease term
Furniture, fixtures and equipment	5 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated future net cash flows from operating activities compared with the carrying value of the asset. If the future net cash flows of an asset are less than the carrying value, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. No impairment losses were recognized in 2010, 2009 or 2008.

Changes in estimates, based on market conditions and various other factors, may impact the future recoverability of the carrying value.

Investments

Investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on quoted market prices. Realized gains and losses from the sale of investments available-for-sale are determined using the specific identification method.

Investments in minority-owned entities where the Company has the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting. Equity method accounting is discontinued when an investee’s accumulated losses equals or exceeds the Company’s investment and the Company has no obligation to provide further financial support to the investee.

Revenue Recognition

The Company’s operating revenue is derived principally from operating leases with retail and restaurant tenants including base minimum rents, percentage rents based on tenants’ sales volume, recoveries of substantially all recoverable expenditures, and rents collected from transient patrons of the Center’s parking stalls.

Substantially all tenants in the Center are required to pay percentage rents based on sales in excess of agreed levels during the lease year. The Company recognizes percentage rent only when each tenant’s sales exceed a negotiated sales threshold.

The Company structures its leases in such a manner as to enable the Company to recover a significant portion of the property’s operating, real estate, repairs and maintenance, and advertising and promotion expenses

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

from the tenants. Property operation expenses typically include utilities, insurance, security, janitorial, landscaping, and administrative expenses. Revenues from tenants for recoverable portions of these expenses are recognized in the period the applicable expenditures are incurred.

The Company recognizes rental revenue from leases with scheduled rent escalations on a straight-line basis over the lease term. The difference between rental revenue recognized for financial statement purposes and the actual rent received approximated $2,227 and $2,001 at December 31, 2010 and 2009, respectively.

The Company reports revenues net of general excise taxes collected from or passed on to tenants.

Rental Expense

The Company recognizes its long-term land sublease, which contains scheduled rent escalations, on a straight-line basis over the sublease term. The difference between rental expense recognized for financial statement purposes and the actual rent paid or currently due is reported as noncurrent deferred rent payable and approximated $247 and $210 at December 31, 2010 and 2009, respectively.

Advertising

Advertising costs are expensed as incurred and approximated $349 in 2010, $348 in 2009 and $374 in 2008. Substantially all advertising costs were funded through tenant contributions as required by the provisions of the lease agreements.

Income Taxes

The Company is considered to be a flow through entity for federal and state income tax purposes. Income or loss for tax purposes accrues to the members and accordingly, no provision or credit for income taxes is reflected in the consolidated financial statements.

Concentrations of Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, the restricted certificate of deposit, investment securities, and receivables.

All of the Company’s cash, with the exception of the restricted cash held by the ABWH lender’s servicer, and the certificate of deposit are held with financial institutions in the State of Hawaii. At times, balances are in excess of depository insurance limits, however, the Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position.

The Company extends credit to customers in the normal course of business. To control credit risk, the Company performs ongoing credit evaluations and normally requires security in the form of cash deposits.

The Company’s operations are primarily dependent on Hawaii’s tourism industry. A significant portion of the Center’s business is derived from tourists from the mainland United States and Japan.

Fair Value Measurements

For financial and nonfinancial assets and liabilities reported at fair value, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

advantageous market in an orderly transaction between market participants. The Company measures fair value using observable and unobservable inputs based on the following hierarchy:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2: Inputs other than quoted market prices included within Level 1 that are observable for an asset or liability, either directly or indirectly.

•

Level 3: Unobservable inputs for an asset or liability reflecting the reporting entity’s own assumptions. Level 3 inputs should be used to measure fair value to the extent that observable Level 1 or 2 inputs are not available.

Segment Information

The Company has two reportable segments, the rental segment and parking segment, which are organized on the basis of revenues and assets. The rental segment primarily derives its revenues from operating leases with retail and restaurant tenants. The parking segment derives its revenues from rents collected from transient users of the Center’s parking spaces. The performance of each segment is evaluated on the basis of operating income. The following is a summary of each reportable segment’s operating income and the segment’s assets as of and for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Rental	Parking	Total
Revenues	$13,270	$2,142	$15,412
Operating income	2,840	603	3,443
Depreciation expense	5,878	309	6,187
Segment assets	100,049	4,398	104,447
Expenditures for property and equipment	7	—	7

	Year Ended December 31, 2009
	Rental	Parking	Total
Revenues	$13,146	$2,166	$15,312
Operating income	2,442	710	3,152
Depreciation expense	5,898	310	6,208
Segment assets	104,914	4,707	109,621
Expenditures for property and equipment	103	—	103

	Year Ended December 31, 2008
	Rental	Parking	Total
Revenues	$14,614	$1,936	$16,550
Operating income	3,461	638	4,099
Depreciation expense	5,845	308	6,153
Segment assets	110,512	5,012	115,524
Expenditures for property and equipment	850	—	850

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

Subsequent Events

The Company has reviewed all events that have occurred from January 1, 2011 through February 24, 2011, the date that the consolidated financial statement were available for issuance, for proper accounting and disclosure in the consolidated financial statements.

3. Receivables

Receivables consisted of the following at December 31, 2010 and 2009:

	2010	2009
Current
Trade receivables	$951	$720
Notes receivable	173	182
Other receivables	88	60

	1,212	962
Less: Allowance for doubtful accounts	730	501

	$482	$461

Noncurrent
Notes receivable	$226	$368
Less: Allowance for doubtful accounts	184	267

	$42	$101

During 2010, the activity in the allowance for doubtful accounts related to notes receivable consisted of the following:

Balance at January 1, 2010	$312
Charge-offs	—
Recoveries	(123)
Provision	9

Balance at December 31, 2010	$198

4. Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Land	$22,447	$22,447
Building and improvements	75,130	75,123
Furniture, fixtures and equipment	14,773	14,773

	112,350	112,343
Less: Accumulated depreciation	(24,399)	(18,212)

	$87,951	$94,131

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

5. Investments

At December 31, 2010 and 2009, the cost and fair values of investment securities available-for-sale (municipal obligations) were $1,000 and $900, respectively. These securities are classified as Level 2 (significant other observable inputs) under the fair value hierarchy as the fair value of the securities are estimated by extrapolated data and proprietary pricing models that use observable inputs, such as prices in active markets. There were no realized gains (losses) or unrealized holding gains (losses) associated with the securities during 2010, 2009 or 2008. The Company liquidated all of the investment securities at par value in January 2011.

The Company has an 18.55% interest in WBW CHP LLC (“WBW CHP”), an entity that was formed to construct a chill water plant to provide air conditioning to the Center and other adjacent facilities. As of December 31, 2010 and 2009, the Company’s investment in the uncombined affiliate approximated $3,022 and $3,044, respectively. The operating expenses of WBW CHP, other than depreciation, are recovered through reimbursements from its members.

Condensed financial information of the investment as of December 31, 2010 and 2009 and for the years then ended is as follows:

	2010	2009
Assets	$16,533	$16,507
Liabilities	241	95

	$16,292	$16,412

Revenue	$—	$—
Expenses	569	569

	$(569)	$(569)

6. Notes Payable

Long-term debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Mortgage note payable with monthly interest-only payments at 5.387%. Outstanding principal and interest is due in July 2017. The loan is collateralized by all assets of ABWH and its operations.	$130,310	$130,310

Mortgage note payable in monthly principal and interest installments of $90 with an interest rate 5.375%, based on a 30-year amortization. Outstanding principal and interest is due in February 2013. The loan is collateralized by all assets of ABW 2181 and its operations.	15,309	15,554

Total long-term debt	145,619	145,864
Current portion	15,309	245

Noncurrent portion	$130,310	$145,619

In February 2007, the Company entered into a 10-year $150,000 mortgage loan agreement with a financial institution. The mortgage loan, which matures in July 2017, requires monthly interest-only payments at 5.387%.

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

The mortgage is collateralized by all of the assets and operations of the Company. The mortgage loan proceeds were used to repay a construction loan and pay $123,000 in distributions to the Company’s members. In October 2007, the principal balance of the mortgage loan was reduced to $130,310 through a prepayment without penalty.

The mortgage loan agreement requires that ABWH maintain a minimum quarterly debt coverage ratio of 1.10:1, as defined. Should ABWH not meet the minimum debt coverage ratio, ABWH must deposit all cash receipts from operations into a restricted trust account controlled by the lender and the funds will be used to fund debt service payments and pay operating expenses pursuant to the approved annual operating budget. Any residual funds remaining in the account after the foregoing disbursements are then distributed to ABWH. The restriction can be removed when the debt service coverage exceeds 1.15:1 for three consecutive calendar months on a trailing 12-month basis. ABWH was in compliance with all debt covenants as of December 31, 2010 and 2009.

In February 2008, the Company, through ABW 2181, entered into a $16,000 mortgage loan agreement with a financial institution. The mortgage loan agreement had a five-year term, with two one-year extension options. The Company was required to comply with various debt covenants, including maintenance of a minimum annual debt coverage ratio of 1.20:1, as defined. The Company was in compliance with all debt covenants as of December 31, 2010 and 2009. Management distributed substantially all of the loan proceeds to the members during 2008.

The ABW 2181 mortgage loan was repaid in conjunction with the transaction with AAT in January 2011.

7. Lease Arrangements

As Lessor

The Company leases retail and restaurant space under noncancelable agreements that expire at various dates through 2022. Total rental income recognized in 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Base rent	$8,991	$9,049	$9,915
Straight-line effect	226	250	531
Percentage and other	567	368	441

	$9,784	$9,667	$10,887

Future minimum lease rental income for years subsequent to December 31, 2010 is summarized below:

Years ending December 31,
2011	$9,382
2012	9,097
2013	8,172
2014	7,426
2015	7,277
Thereafter	14,129

$55,483

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

As Lessee

The Company has an agreement to sublease the land underlying a portion of the Center under a noncancelable lease agreement expiring in December 2021. The sublease agreement provides for the Company to pay monthly base rent of $47 through February 2009. Thereafter, the base rent increases annually by approximately 3.4% for the next eight successive one-year periods. For the remaining period through December 2021, base rent shall equal Fair Rental Value, as defined in the sublease agreement. The sublease agreement also provides for additional rent charges for landscaping and property taxes. Additionally, the Company has the option to extend the term of the sublease should the Lessor and Sublessor agree to extend the term of the master lease beyond December 31, 2021 such that the termination dates of the master lease and sublease shall be the same.

Total rent expense in 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Base rent	$604	$584	$565
Common area and other charges	47	42	42
Straight-line effect	37	57	76

	$688	$683	$683

Future minimum lease payments for years subsequent to December 31, 2010 are summarized below:

Years ending December 31,
2011	$624
2012	645
2013	667
2014	689
2015	713
Thereafter	860

$4,198

8. Related Party Transactions

At December 31, 2010 and 2009, amounts receivable (payable) to affiliates consisted of the following:

	2010	2009
Receivable from Embassy Suites Hotel, an affiliate of OHH, for reimbursable common operating costs	$71	$116
Payable to Member for construction and reimbursable costs	—	(40)
Payable to OHH for reimbursable costs	(33)	(36)
Payable to IRL for reimbursable costs	(12)	—
Payable to WBW CHP for reimbursable costs and capital contributions	(50)	(162)
Payable to RRP for management fees	(37)	(34)

	$(61)	$(156)

ABW Lewers LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(All Dollars in Thousands)

The Company entered into an amended management agreement (the “Management Agreement”) with RRP to provide management services to the Center. The Management Agreement entitled RRP to management fees of 3% of net revenues, as defined. Management fees paid to RRP for the years ended December 31, 2010, 2009 and 2008 approximated $381, $377 and $401, respectively.

9. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•

Cash, restricted cash and certificate of deposit, receivables and payables, receivables and payables to affiliates: At December 31, 2010 and 2009, the Company believes that the carrying amounts of cash, restricted cash and certificate of deposit, trade receivables and payables, and receivables and payables to affiliates approximate fair value due to the short-term nature of these financial instruments.

•	Investment securities: The fair value of investment securities is based upon market prices with observable inputs.

•

Notes payable: At December 31, 2010 and 2009, the Company believes that it is not practicable to estimate the fair value of the ABWH note payable as a loan with similar terms is no longer available in the current credit market. The fair value of the ABW 2181 note payable outstanding at December 31, 2010 and 2009 was estimated using a discounted cash flow analysis, which utilizes interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABWH note payable	$130,310	N/A	$130,310	N/A
ABW 2181 note payable	15,309	15,588	15,554	15,622

Waikiki Beach Walk – Hotel

(A Combination of Tenant-in-Common Interests)

Combined Financial Statements

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Report of Independent Auditors

To the Tenants-In-Common of

Waikiki Beach Walk—Hotel

We have audited the accompanying combined statements of assets, liabilities and equity of the Waikiki Beach Walk—Hotel (the “Hotel”) as of December 31, 2010 and 2009 and the related combined statements of revenues, expenses and changes in equity, and cash flows in the three-year period ended December 31, 2010. These combined financial statements are the responsibility of the Hotel’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying combined financial statements were prepared for the purpose of presenting the Hotel’s ownership and operations to the tenant-in-common owners as discussed in Note 1.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity of the Waikiki Beach Walk—Hotel as of December 31, 2010 and 2009 and its revenues, expenses and changes in equity, and its cash flows in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ACCUITY LLP

Honolulu, Hawaii

February 24, 2011

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Combined Statements of Assets, Liabilities and Equity

December 31, 2010 and 2009

(All Dollars in Thousands)

	2010	2009
Assets
Current assets
Cash	$5,715	$3,050
Trade receivables, net of allowance for doubtful accounts of
$71 in 2010 and $97 in 2009	1,381	1,377
Prepaid expenses and other	14	6

Total current assets	7,110	4,433
Property and equipment, net	83,016	89,367
Deferred loan costs, net of accumulated amortization of
$38 in 2010 and $947 in 2009	294	28
Investment in equity method investee	4,751	4,786
Restricted cash	500	3,036
Other assets	66	71

Total assets	$95,737	$101,721

Liabilities and Equity
Current liabilities
Accounts payable	$594	$523
Accrued expenses	1,574	1,423
Advance deposits	188	168
Payable to affiliates, net	15,091	367
Current portion of note payable	53,000	—

Total current liabilities	70,447	2,481
Noncurrent payable to affiliate	—	14,874
Note payable	—	53,000

Total liabilities	70,447	70,355
Equity	25,290	31,366

Total liabilities and equity	$95,737	$101,721

The accompanying notes are an integral part of the combined financial statements.

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Combined Statements of Revenues, Expenses and Changes in Equity

Years Ended December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

	2010	2009	2008
Revenue
Rooms	$26,533	$25,840	$30,028
Food and beverage	356	354	492
Other	272	208	308

Total revenues	27,161	26,402	30,828

Operating expenses
Operating costs and expenses	12,101	12,025	13,196
Selling, general and administrative	6,302	6,018	7,071
Depreciation expense	6,270	6,340	6,209
Rental, real property taxes and property insurance	1,596	1,639	1,569

Total operating expenses	26,269	26,022	28,045

Operating income	892	380	2,783
Other expenses
Interest expense	(1,744)	(1,086)	(2,747)
Other	(224)	(224)	(217)

Net other expenses	(1,968)	(1,310)	(2,964)

Net loss	(1,076)	(930)	(181)
Equity
Beginning of year	31,366	36,796	42,977
Owner distributions	(5,000)	(4,500)	(6,000)

End of year	$25,290	$31,366	$36,796

The accompanying notes are an integral part of the combined financial statements.

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Combined Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(1,076)	$(930)	$(181)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	6,270	6,340	6,209
Amortization of deferred loan costs	66	106	414
Bad debt expense (recovery)	(26)	3	4
Equity in net loss of equity method investee	166	166	172
Changes in
Receivables	22	131	347
Prepaid expenses and other	(8)	432	53
Other assets	5	5	6
Accounts payable	71	(122)	(197)
Accrued expenses	151	82	(36)
Advance deposits	20	(7)	105
Payable to affiliates, net	(66)	(85)	233

Net cash provided by operating activities	5,595	6,121	7,129

Cash flows from investing activities
Capital expenditures	(3)	(6)	(206)
Change in restricted cash	2,536	(1,096)	(1,064)
Investment in affiliate	(131)	(189)	—

Net cash provided by (used in) investing activities	2,402	(1,291)	(1,270)

Cash flows from financing activities
Owner distributions	(5,000)	(4,500)	(6,000)
Loan costs paid	(332)	(67)	—

Net cash used in financing activities	(5,332)	(4,567)	(6,000)

Net increase (decrease) in cash	2,665	263	(141)
Cash
Beginning of year	3,050	2,787	2,928

End of year	$5,715	$3,050	$2,787

Supplemental cash flow information
Interest paid	$1,678	$980	$2,333

The accompanying notes are an integral part of the combined financial statements.

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Notes to Combined Financial Statements

December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

1. Operations and Ownership

On January 10, 2006, EBW Hotels LLC, Waikele Venture Holdings LLC, Broadway 225 Sorrento Holdings LLC and Broadway 225 Stonecrest Holdings LLC entered into a tenant-in-common (“TIC”) ownership agreement (the “TIC Agreement”) to construct a 421 all suite hotel in Waikiki, Honolulu, Hawaii. In January 2008, the hotel received permission to market the property as a 369 suite hotel. This was accomplished by creating additional two bedroom suites within the existing physical configuration. The hotel is operated pursuant to a franchise agreement (the “Franchise Agreement”) as an Embassy Suites Hotel (the “Hotel”). The Hotel is managed by Outrigger Hotels Hawaii (“OHH”) pursuant to a Hotel Management Agreement. The Hotel personnel are employees of OHH.

TIC interests in the assets, liabilities and earnings of the Hotel are in the following proportions:

Tenants in common	Ownership	Type of Entity
EBW Hotels LLC	41.00%	Hawaii Limited Liability Company
Waikele Venture Holdings LLC	34.27%	Delaware Limited Liability Company
Broadway 225 Sorrento Holdings LLC	15.33%	Delaware Limited Liability Company
Broadway 225 Stonecrest Holdings LLC	9.40%	Delaware Limited Liability Company

EBW Hotels LLC was owned by BWH Holdings LLC and ESW LLC, the latter a wholly-owned subsidiary of OHH, with ownership percentages of 51% and 49%, respectively. All other TIC members are affiliates of American Asset Trust, Inc. (“AAT”), a real estate investment trust.

Profits and losses are allocated among the TIC members on a priority basis, with certain TIC members being entitled to an 8% priority return based on their respective capital account balances.

On January 19, 2011, AAT completed its initial public offering. AAT is the sole general partner of American Assets Trust, L.P. (the “Operating Partnership”). Concurrently with the initial public offering, the Operating Partnership completed a series of formation transactions, pursuant to which it acquired, through a series of merger and contribution transactions, the ownership interests in the entities owning the properties that comprise its portfolio. As part of these formation transactions, the TIC members contributed their equity interests in the Hotel to the Operating Partnership. The contribution was accounted for by the Operating Partnership as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on January 19, 2011. OHH will continue to manage the Hotel.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Cash Equivalents

The Hotel considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

Restricted Cash

At December 31, 2010 and 2009, restricted cash consisted of reserves for furniture, equipment and capital improvements pursuant to the Hotel’s management agreement. The reserve balance is not to exceed $500, unless approved by the TIC members. At December 31, 2009, the reserve balance in excess of $500 was approved by all TIC members.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are initially recorded at the amount invoiced or otherwise due and normally do not bear interest. The Hotel maintains an allowance for doubtful accounts to reduce receivables to their estimated collectible amount. Management estimates the allowance for doubtful accounts based on a specific review of individual customer accounts as well as the overall aging of accounts, historical collection experience and current economic and business conditions. Generally, accounts past due by more than 30 days are considered delinquent. However, delinquent accounts are not written off until, in the judgment of management, they are deemed uncollectible based on an evaluation of the specific circumstances of each customer.

The allowance for doubtful accounts represents management’s best estimate of potential uncollectible receivables. However, because of the uncertainties inherent in assessing the collectibility of receivables, it is at least reasonably possible that there will be near-term changes in management’s estimate due to actual losses and other factors.

Equity Method Investment

Investments in minority-owned entities where the Hotel has the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting. Equity method accounting is discontinued when an investee’s accumulated losses equals or exceeds the Hotel’s investment and the Hotel has no obligation to provide further financial support to the investee.

Deferred Loan Costs

Loan fees and origination costs associated with the Hotel’s debt are deferred and amortized to interest expense using the straight-line method over the term of the debt agreement, which approximates the effective interest method. Amortization recognized during the years ended December 31, 2010, 2009 and 2008 approximated $66, $106 and $414, respectively, and was recorded as interest expense.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense and betterments and replacements are capitalized. Property retired or otherwise disposed of is removed from the appropriate asset and related accumulated depreciation accounts. Gains and losses on sales of assets are reflected in current operations.

Depreciation is calculated using the straight-line method based upon the following useful lives:

Building and land improvements	15–39 years
Furniture, fixtures and equipment	3–10 years

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

The Hotel reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated future net cash flows from operating activities compared with the carrying value of the asset. If the future net cash flows of an asset are less than the carrying value, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. No impairment losses were recognized in 2010, 2009 or 2008.

Changes in estimates, based on market conditions and various other factors, may impact the future recoverability of the carrying value.

Revenue Recognition

The Hotel recognizes revenues from the rental of hotel rooms and guest services when the rooms are occupied and services have been provided. Food and beverage sales are recognized when the customer has been served or at the time the transaction occurs. The Hotel reports revenues net of sales, rooms and general excise taxes collected from or passed on to customers.

Advertising

Advertising costs are expensed as incurred and approximated $495, $644, and $937 in 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Hotel is not a taxable entity and the results of its operations are included in the tax returns of the TIC members. Accordingly, income taxes are not reflected in the accompanying combined financial statements. The TIC members file federal and state tax returns based upon their proportionate share of income and expenses, which are subject to examination by taxing authorities.

Concentrations of Risk

Financial instruments that potentially expose the Hotel to concentrations of credit risk consist principally of cash and accounts receivable.

All of the Hotel’s cash is held with financial institutions in the State of Hawaii. At times, cash balances are in excess of depository insurance limits, however, the Hotel does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position.

The Hotel extends credit to customers in the normal course of business. To control credit risk, the Hotel performs ongoing credit evaluations and normally requires security in the form of letters of credit, guarantees or cash deposits.

The Hotel’s operations are primarily dependent on Hawaii’s tourism industry. A significant portion of the Hotel’s business is derived from tourists from the mainland United States and Japan.

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

Fair Value Measurements

For financial and nonfinancial assets and liabilities reported at fair value, the Hotel defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. The Hotel measures fair value using observable and unobservable inputs based on the following hierarchy:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2: Inputs other than quoted market prices included within Level 1 that are observable for an asset or liability, either directly or indirectly.

•

Level 3: Unobservable inputs for an asset or liability reflecting the reporting entity’s own assumptions. Level 3 inputs should be used to measure fair value to the extent that observable Level 1 or 2 inputs are not available.

Subsequent Events

The Hotel has reviewed all events that have occurred from January 1, 2011 through February 24, 2011, the date that the combined financial statements were available for issuance, for proper accounting and disclosure in the combined financial statements.

3. Equity Method Investment

The Hotel has a 29.16% interest in WBW CHP LLC, an entity that was formed to construct a chilled water plant to provide air conditioning to the Hotel and other adjacent facilities. As of December 31, 2010 and 2009, the Company’s investment in the uncombined affiliate amounted to $4,751 and $4,786, respectively. The operating expenses of WBW CHP, other than depreciation, are recovered through reimbursements from its members.

Condensed financial information of the investment as of December 31, 2010 and 2009 and for the years then ended is as follows:

	2010	2009
Assets	$16,533	$16,507
Liabilities	241	95

	$16,292	$16,412

Revenue	$—	$—
Expenses	569	569

	$(569)	$(569)

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

4. Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Land	$16,373	$16,373
Building and improvements	69,319	69,319
Furniture, fixtures and equipment	22,454	22,535

	108,146	108,227
Less: Accumulated depreciation	(25,130)	(18,860)

	$83,016	$89,367

5. Note Payable

On May 9, 2006, the TIC members entered into a $53,000 interest-only construction loan agreement with a bank group (severally and collectively, the “Lenders”) for the development and construction of the Hotel. The loan, collateralized by a first mortgage on the property, was scheduled to mature during May 2010. The loan agreement required monthly interest-only payments at LIBOR plus 1.50%. The effective interest rate at December 31, 2009 was 1.73%. Beginning in March 2008, the Hotel was required to maintain a minimum monthly debt service coverage ratio of 1:1. The Hotel was in compliance with this covenant since its effective date through May 31, 2010.

The loan agreement was amended and restated on June 1, 2010 and the maturity date was extended to June 1, 2015. The amended loan agreement required monthly interest-only payments at LIBOR plus 3.75%. The effective interest rate at December 31, 2010 was 4.00%. The Hotel was required to maintain a minimum monthly debt service coverage ratio of 1.1 to 1 until December 31, 2010 and 1.35 to 1 thereafter. The Hotel was in compliance with this covenant since its effective date through December 31, 2010.

The loan was repaid in conjunction with the transaction with AAT in January 2011.

6. Franchise Agreement

The Franchise Agreement allows the Hotel to operate the property under the Embassy Suites licensed brand. The Franchise Agreement further provides that the Company may access the Hilton Hotels Corporation’s reservation services, advertising and other marketing programs, training programs and materials, and operating standards.

The Franchise Agreement provides for a program fee equal to 4% of the Hotel’s gross room revenue, as defined. During 2009, Hilton Hotels Corporation implemented a fee relief program which reduced the program fee to 3.5%. This fee relief program was extended through December 31, 2010, provided the Hotel met all brand standard requirements. The Franchise Agreement also provides for a royalty fee equal to 3% of gross room revenue during 2009 and 2008, 4% of gross room revenue through 2021, and 5% of gross room revenue thereafter. Program and royalty fees for the years ended December 31, 2010, 2009 and 2008, approximated $2,089, $1,761 and $2,202, respectively.

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

In connection with the AAT transaction in January 2011, the original Franchise Agreement was canceled and a new Franchise Agreement was executed that expires in January 2031. The terms of the new Franchise Agreement are substantially the same as the original agreement, however under the new agreement; the Hotel is required to make certain capital improvements, as defined in the Product Improvement Plan, within a 12 to 18-month period to meet Hilton Hotels Corporation brand standards requirements. Management estimates that the capital improvements will cost approximately $4,600.

7. Related Party Transactions

At December 31, 2010 and 2009, amounts receivable (payable) to affiliates consisted of the following:

	2010	2009
Current
Receivable (payable) from WBW CHP LLC for reimbursable costs	$71	$(4)
Receivable from IRL LLC, a wholly owned subsidiary of OHH, for reimbursable costs	1	3
Payable to ABW Holdings, LLC, a wholly owned subsidiary of ABW Lewers LLC, for reimbursable costs	(71)	(116)
Payable to ESW LLC for contribution of certain operating assets	(14,824)	—
Payable to OHH for reimbursable costs	(268)	(250)

	$(15,091)	$(367)

Noncurrent
Payable to ESW LLC for contribution of certain operating assets	$—	$(14,874)

	$—	$(14,874)

The amount payable to ESW LLC was repaid in conjunction with the transaction with AAT in January 2011.

In accordance with the Hotel Management Agreement, OHH is entitled to a management fee equal to 3% of gross revenues and 6% of gross operating profit, as defined, not to exceed 3.5% of gross revenues in the aggregate. The management fee for the years ended December 31, 2010, 2009, and 2008 approximated $951, $924 and $1,077, respectively. Under the terms of the Hotel Management Agreement, OHH may make available to the Hotel certain specialized services including services for marketing, reservations, information technology, accounting, human resources and purchasing. During the years ended December 31, 2010, 2009 and 2008, the Hotel paid OHH $473, $473 and $564, respectively, for such services.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Hotel in estimating the fair value of financial instruments:

•

Cash, restricted cash, trade receivables and payables, current receivables and payables to affiliates: At December 31, 2010 and 2009, the Hotel believes that the carrying amounts of cash, restricted cash, trade receivables and payables, and current receivables and payables to affiliates approximate fair value due to the short-term nature of these financial instruments.

Waikiki Beach Walk—Hotel

(A Combination of Tenant-in-Common Interests)

Notes to Combined Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

•

Noncurrent payable to affiliate: At December 31, 2009, the Hotel believed it was not practicable to determine the fair value of the noncurrent payable to affiliate due to the relationship between the Hotel and its affiliate.

•

Note payable: The fair value of the loan outstanding at December 31, 2009 was estimated using a discounted cash flow analysis, which utilizes interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

	Carrying Amount	Fair Value
Note payable	$53,000	$50,260

At December 31, 2010, the Hotel believes that the carrying amount of the note payable approximates fair value as the terms of the note were modified in close proximity to the reporting period end date.

American Assets Trust, Inc. and Subsidiaries

Pro Forma Consolidated Financial Statements

(Unaudited)

American Assets Trust, Inc. (together with its combined entities, the “Company,” “we,” “our” or “us”), which is a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest Rady and/or his affiliates, including the Ernest Rady Trust U/D/T March 10, 1983 (the “Rady Trust”), did not have any operating activity until the consummation of our initial public offering and the related acquisition of our predecessor on January 19, 2011. American Assets Trust, L.P. (our “Operating Partnership”) was formed as a Maryland limited partnership on July 16, 2010. Since the completion of our initial public offering (the “Offering”) and the Formation Transactions (defined below), our operations have been carried on through our Operating Partnership. We, as the sole general partner of our Operating Partnership, own 68% of, and have control of, our Operating Partnership. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

Our “Predecessor” includes (1) entities owned and/or controlled by Mr. Rady and/or his affiliates, including the Rady Trust, which in turn owned controlling interests in 17 properties, and the property management business of American Assets, Inc. (“AAI”) (the “Controlled Entities”), and (2) noncontrolling interests in entities owning four properties (“Noncontrolled Entities”). The Predecessor accounted for its investment in the Noncontrolled Entities under the equity method of accounting.

Prior to June 30, 2010, the Noncontrolled Entities owned an office property located in San Francisco, California referred to as The Landmark at One Market (“Landmark”). We refer to the entities owning Landmark as the “Landmark Entities.” The outside ownership interest in the Landmark Entities was acquired by our Predecessor on June 30, 2010 for a cash payment of $23.0 million. As of June 30, 2010, Landmark is controlled by our Predecessor. All but one of the properties owned by the Controlled Entities and Noncontrolled Entities are managed by AAI. The Noncontrolled Entities managed by AAI include the entities which own Solana Beach Towne Centre and Solana Beach Corporate Centre properties (collectively “Solana Beach Centre”) and the entities that own the Fireman’s Fund Headquarters office property (“Fireman’s Fund”). The remaining property is managed by an unrelated third party. We refer to ABW Lewers LLC and the Waikiki Beach Walk—Hotel, the entities that own this non-AAI managed property, as the “Waikiki Beach Walk Entities.”

As of December 31, 2010, the properties owned by us are as follows:

Controlled Entities (Properties Consolidated by our Predecessor)

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Del Monte Center

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Valencia Corporate Center

160 King Street

The Landmark at One Market

American Assets Trust, Inc. and Subsidiaries

Pro Forma Consolidated Financial Statements—(Continued)

(Unaudited)

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

Noncontrolled Properties (Equity Method of Accounting by our Predecessor)

Retail

Solana Beach Towne Centre

Office

Solana Beach Corporate Centre

Fireman’s Fund Headquarters

Mixed-Use

Waikiki Beach Walk Retail and Hotel

Substantially concurrently with the Offering, we completed a series of formation transactions (the “Formation Transactions”) pursuant to which we acquired, through a series of merger and contribution transactions, 100% of the ownership interests in the Controlled Entities, the Waikiki Beach Walk entities, and the Solana Beach Centre entities (which includes our Predecessor’s ownership interest in these entities). We did not acquire our Predecessor’s noncontrolling 25% ownership interest in the entities owning Fireman’s Fund. In the aggregate, these interests comprise our ownership of our property portfolio.

To acquire the ownership interests in the entities that own the properties included in our portfolio from the prior investors, we issued to the prior investors an aggregate of 7,030,084 shares of our common stock and 18,145,039 common units in our Operating Partnership, with an aggregate value of $516.1 million, and we paid $6.1 million in cash to those prior investors that were non-accredited. Cash amounts were provided from the net proceeds of the Offering. These contributions and mergers were effected substantially concurrently with the completion of the Offering.

The net proceeds from this Offering were approximately $594.8 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of the Offering and Formation Transactions). We contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units, and our Operating Partnership used the proceeds received from us. Upon completion of the Offering, we entered into a $250.0 million revolving credit facility, all of which was available to us upon consummation of the Offering. With the proceeds from the Offering, we repaid $342.0 million of indebtedness (including $24.4 million of defeasance costs and accrued interest), which had a principal balance outstanding of $317.1 million at December 31, 2010, paid $6.1 million in cash to those prior investors that were non-accredited (as described in the preceding paragraph), and paid $10.7 million for loan transfer and consent fees and credit facility origination fees. We also plan to pay up to $8.5 million to fund tenant improvements and leasing commissions at The Landmark at One Market and pay up to $2.0 million for costs related to the renovation of Solana Beach Towne Centre. Any remaining net proceeds will be used for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions.

American Assets Trust, Inc. and Subsidiaries

Pro Forma Consolidated Financial Statements—(Continued)

(Unaudited)

Since the completion of the Offering and consummation of the Formation Transactions, our operations have been carried on through our Operating Partnership and subsidiaries of our Operating Partnership, including our taxable REIT subsidiary. Consummation of the Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our operating partnership; (2) succeed to the property management business of AAI; (3) facilitate the Offering; and (4) qualify as a real estate investment trust for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011. As a result, we are a vertically integrated and self-administered REIT with approximately 110 employees.

We have determined that the Predecessor is the acquirer for accounting purposes, and therefore the contribution of, or acquisition by merger of interests in, the Controlled Entities is considered a transaction between entities under common control since our Executive Chairman, Ernest Rady, and/or his affiliates, including the Rady Trust, owned the controlling interest in each of the entities comprising the Predecessor. As a result, the acquisition of interests in each of the Controlled Entities was recorded at our historical cost. The contribution of, or acquisition by merger of interests in, certain Noncontrolled Entities, including the Waikiki Beach Walk Entities and the Solana Beach Centre entities (including our Predecessor’s ownership interest in these entities), was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. The acquisition of the ownership interests of the Landmark Entities by the Predecessor was accounted for under the acquisition method of accounting on June 30, 2010 and was recorded at the Predecessor’s historical cost when acquired by us upon the consummation of the Formation Transactions. The fair value of these assets and liabilities has been allocated in accordance with Accounting Standards Codification (“ASC”) section 805-10, Business Combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible lease assets and liabilities (consisting of acquired above market leases, acquired in-place lease value and acquired below market leases) and assumed debt.

Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization. The value of above and below market in-place leases are amortized over the related lease term and reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The fair value of the debt assumed is determined using current market interest rates for comparable debt financings.

The following unaudited pro forma condensed consolidated financial information sets forth:

•

the historical financial information as of and for the year ended December 31, 2010 as derived from the financial statements of (1) the Predecessor, and (2) the Waikiki Beach Walk Entities (which consists of ABW Lewers LLC and Waikiki Beach Walk—Hotel financial statements); and

•

pro forma adjustments assuming the Formation Transactions and the Offering were completed as of December 31, 2010 for purposes of the unaudited pro forma condensed consolidated balance sheet and as of January 1, 2010 for purposes of the unaudited pro forma condensed consolidated statement of operations.

The unaudited pro forma financial information has been adjusted to give effect to:

•	the historical financial results of the Predecessor (the accounting acquirer) for the year ended December 31, 2010;

American Assets Trust, Inc. and Subsidiaries

Pro Forma Consolidated Financial Statements—(Continued)

(Unaudited)

•

the acquisition of the ownership interests (including our Predecessor’s noncontrolling interest) in the Solana Beach Centre in exchange for shares of our common stock and units of limited partner interest (“OP units”) in our Operating Partnership, and the assumption of related debt, as of December 31, 2010 for purposes of the unaudited condensed consolidated balance sheet and as of January 1, 2010 for purposes of the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2010;

•

the annualization of the acquisition of the Landmark property by our Predecessor on June 30, 2010, to reflect the results of this property as if it were acquired on January 1, 2010 for purposes of the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2010;

•

the acquisition of ownership interests (including our Predecessor’s noncontrolling interest) in the Waikiki Beach Walk Entities in exchange for shares of our common stock and OP units and the assumption of related debt, as of December 31, 2010 for purposes of the unaudited condensed consolidated balance sheet and as of January 1, 2010 for purposes of the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2010. The Waikiki Beach Walk Entities own our mixed-use property, which is comprised of Waikiki Beach Walk—Hotel located in Honolulu, Hawaii and owned through tenants-in-common interests, and Waikiki Beach Walk—Retail (owned by ABW Lewers LLC), a retail shopping center integrated with the Waikiki Beach Walk—Hotel;

•	certain incremental general and administrative expenses expected to be incurred to operate as a public company; and

•	the completion of the Formation Transactions and the Offering, repayment of indebtedness and other use of proceeds from the Offering.

The pro forma financial information includes adjustments relating to the acquisition or contribution of outside ownership interests only when it is probable that we will take control of the entities that own the properties or we have taken such control. In addition, properties in our portfolio may be reassessed for property tax purposes after the consummation of the Offering. Therefore, the amount of property taxes we pay in the future may increase from what we have paid in the past. Given the uncertainty of the amounts involved, we have not included any property tax increase in our pro forma financial statements.

You should read the information below along with all other financial information and analysis presented in this report, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the American Assets Trust, Inc. and subsidiaries, Predecessor, ABW Lewers LLC, Waikiki Beach Walk—Hotel historical audited financial statements and related notes, included elsewhere in this report.

Our pro forma consolidated financial statements are presented for informational purposes only and should be read in conjunction with the historical financial statements and related notes thereto included elsewhere in this report. The unaudited pro forma adjustments and eliminations to our pro forma consolidated financial statements are based on available information and assumptions that we consider reasonable. Our pro forma consolidated financial statements do not purport to (1) represent our financial position that would have actually occurred had the Offering, the Formation Transactions and the debt repayments occurred on December 31, 2010, (2) represent the results of our operations that would have actually occurred had the Offering, the Formation Transactions and the debt repayments occurred on January 1, 2010 or (3) project our financial position or results of operations as of any future date or for any future period, as applicable.

American Assets Trust, Inc. and Subsidiaries

Pro Forma Consolidated Balance Sheet

December 31, 2010

(Unaudited and In Thousands)

			Contributions
	American Assets Trust, Inc. and Subsidiaries	Predecessor	Solana Beach Centre	Waikiki Beach Walk Entities	Distribution of Asset	Eliminations	Other Pro Forma Adjustments		Pro Forma Before Offering	Proceeds from Offering	Use of Proceeds		Other Equity Adjustments		Company Pro Forma
	(A)	(B)	(C)	(D)	(E)	(F)				(G)	(H)
Assets
Net real estate	$—	$943,100	$139,703	$211,088	$—	$—	$—		$1,293,891	$—	$—		$—		$1,293,891
Cash and cash equivalents	1	41,953	2,284	11,079	—	—	(38,652	) (I)	16,665	596,816	(357,762)		—		255,719
Restricted cash	—	4,729	424	1,558	—	—	—		6,711	—	(554)		—		6,157
Accounts receivable, net	—	21,624	29	1,905	—	(26)	—		23,532	—	—		—		23,532
Notes receivable from affiliate	—	21,769	1,899	—	—	—	(23,668	)(J)	—	—	—		—		—
Investment in real estate joint ventures	—	39,816	—	—	(11,448)	(28,368)	—		—	—	—		—		—
Prepaid expenses and other assets	—	42,133	12,602	17,024	—	—	—		71,759	(4,339)	(952)		—		66,468
Debt issuance costs, net	—	2,233	—	—	—	—	—		2,233	—	1,852		—		4,085

Total assets	$1	$1,117,357	$156,941	$242,654	$(11,448)	$(28,394)	$(62,320)		$1,414,791	$592,477	$(357,416)		$—		$1,649,852

Liabilities
Secured notes payable	$—	$851,547	$88,436	$179,619	—	—	—		$1,119,602	$—	$(259,843)		$—		$859,759
Unsecured notes payable	—	38,013	—	14,824	—	—	—		52,837	—	(52,837)		—		—
Notes payable to affiliates	—	5,266	—	—	—	—	(812	) (J)	4,454	—	(4,454)		—		—
Accounts payable and accrued expenses	—	11,320	926	2,896	—	(26)	—		15,116	(2,365)	6,556		—		19,307
Due to affiliates	—	324	—	—	—	—	—		324	—	(324)		—		—
Security deposits payable	—	2,648	657	861	—	—	—		4,166	—	—		—		4,166
Other liabilities and deferred credits	—	39,058	11,945	3,878	—	—	—		54,881	—	—		—		54,881
Distributions in excess of earnings in real estate joint venture	—	14,060	—	—	—	(14,060)	—		—	—	—		—		—

Total liabilities	—	962,236	101,964	202,078	—	(14,086)	(812)		1,251,380	(2,365)	(310,902)		—		938,113

Equity
Total Predecessor equity	1	121,874	27,489	32,461	(11,448)	(14,308)	(61,508)		94,561	594,842	(40,439)		(4,704)		644,260
Noncontrolling interests	—	33,247	27,488	8,115	—	—	—		68,850	—	(6,075	) (K)	4,704	(L)	67,479

Total equity	$1	$155,121	$54,977	$40,576	$(11,448)	$(14,308)	$(61,508)		$163,411	$594,842	$(46,514)		$—		$711,739

Total Liabilities and Equity	$1	$1,117,357	$156,941	$242,654	$(11,448)	$(28,394)	$(62,320)		$1,414,791	$592,477	$(357,416)		$—		$1,649,852

American Assets Trust, Inc. and Subsidiaries

Pro Forma Consolidated Statement of Operations

For the Year Ended December 31, 2010

(Unaudited and In Thousands)

			Acquisitions and Contributions
	American Assets Trust, Inc. and Subsidiaries	Predecessor	Solana Beach Centre	Landmark at One Market	Waikiki Beach Walk Entities	Carmel Mountain Acquisition	Distribution of Asset	Eliminations	Pro Forma Before Offering	Other Pro Forma Adjustments			Company Pro Forma

	(AA)	(BB)	(CC)	(DD)	(EE)	(FF)	(GG)	(HH)
Revenue
Rental income	$—	$125,162	$13,658	$11,033	$38,177	$(142)	$—	$—	$187,888	$—			$187,888
Other property income	—	3,788	1	—	3,946	—	—	—	7,735	—			7,735

Total revenue	$—	$128,950	$13,659	$11,033	$42,123	$(142)	$—	$—	$195,623	$—			$195,623

Expenses
Rental expenses	$—	$23,106	$1,644	$2,970	$22,288	$—	$—	$(120)	$49,888	$—			$49,888
Real estate taxes	—	12,854	854	1,204	1,731	—	—	—	16,643	—			16,643
General and administrative	—	8,813	795	375	1,820	—	—	(979)	10,824	2,267	(JJ	)	13,091
Depreciation and amortization	—	37,642	5,861	2,513	5,552	140	—	—	51,708	—			51,708

Total operating expenses	$—	$82,415	$9,154	$7,062	$31,391	$140	$—	$(1,099)	$129,063	$2,267			$131,330

Operating income	$—	$46,535	$4,505	$3,971	$10,732	$(282)	$—	$1,099	$66,560	$(2,267)			$64,293
Interest income and other, net	—	74	8	1	(267)	—	—	—	(184)	—			(184)
Interest expense	—	(46,813)	(5,545)	(3,748)	(12,565)	—	—	—	(68,671)	13,358	(II	)	(55,313)
Fee income from real estate joint ventures	—	2,487	—	—	—	—	(253)	(2,234)	—	—			—
Income (loss) from real estate joint ventures	—	(109)	—	—	—	—	(338)	447	—	—			—

Net income (loss)	$—	$2,174	$(1,032)	$224	$(2,100)	$(282)	$(591)	$(688)	$(2,295)	$11,091			$8,796

Net income attributable to noncontrolling interests													$2,651	(KK	)
Net income attributable to restricted shares													424
Net income attributable to controlling interests													$5,721

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements

December 31, 2010 (Unaudited)

1. Adjustments to the Pro Forma Consolidated Balance Sheet

(A) Represents the balance sheet of American Assets Trust, Inc. and subsidiaries as of December 31, 2010. We had no corporate activity in 2010 from the date of our formation on July 16, 2010, other than the issuance of shares of common stock in connection with the initial capitalization of the Company, which was paid on August 12, 2010. Since the completion of the Offering, our operations have been carried out through our Operating Partnership. We, as the sole general partner of our Operating Partnership, own, directly or indirectly, 68% of our Operating Partnership and have control over major decisions, including decisions related to the sale or refinancing of owned properties. Accordingly, since the completion of the Offering, we have consolidated the assets, liabilities and results of operations of our Operating Partnership.

(B) Reflects a historical condensed combined balance sheet of our Predecessor, which we have determined to be the accounting acquirer and under the control of Ernest Rady and/or his affiliates, including the Rady Trust, as of December 31, 2010. Pursuant to contribution agreements and/or merger agreements entered into among the owners of, and the entities comprising, the Predecessor and the Company, the Operating Partnership and/or their subsidiaries, we, directly or indirectly, acquired interests in the Predecessor’s Controlled Entities, the Waikiki Beach Walk Entities and Solana Beach Centre in exchange for cash, shares of our common stock and/or OP units, and the assumption of related debt. These contributions and mergers were consummated substantially concurrently with the completion of the Offering. Because the accounting acquirer and the Predecessor are under common control, the Predecessor’s assets and liabilities were recorded at their historical cost basis.

(C) Reflects the acquisition by us of the ownership interests (including our Predecessor’s noncontrolling interest) in Solana Beach Centre in exchange for cash, shares of our common stock and/or OP units and the assumption of related debt. Our Predecessor was responsible for the day to day management of Solana Beach Centre. Ernest Rady and/or his affiliates, including the Rady Trust, had a noncontrolling ownership interest in the entities that own Solana Beach Centre and therefore such ownership interests have been included in the Predecessor’s financial statements as an equity method investment. After acquisition of the ownership interests in Solana Beach Centre (including our Predecessor’s noncontrolling interest), the Solana Beach Centre is 100% owned and consolidated by us. The acquisition of the interests in Solana Beach Centre was accounted for as an acquisition under the purchase method of accounting in accordance with ASC Section 805-10, Business Combinations.

The acquisition method of accounting was used to allocate the fair value to tangible and identified intangible assets and liabilities acquired. The amounts allocated to net real estate, which includes buildings, are depreciated over the estimated weighted average remaining useful lives ranging from 35 to 40 years. The amounts allocated to above and below market leases and to intangible lease assets are amortized over the weighted average lives of the remaining lease terms. As a result of acquisition method accounting, the carrying value of debt for the Solana Beach Centre was adjusted to its fair value, resulting in a $0.6 million discount.

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

The allocation of purchase price shown below was based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the purchase price to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The pro forma adjustments to the historical basis of the balance sheet of Solana Beach Centre are as follows:

	As of December 31, 2010
	Solana Beach Centre Historical	Acquisition Method Accounting Adjustments		Solana Beach Centre Pro Forma
	(in thousands; unaudited)
Assets
Net real estate	$54,799	$84,904	(1)	$139,703
Cash and cash equivalents	2,284	—		2,284
Restricted cash	424	—		424
Accounts receivable, net	1,758	(1,729	)(2)	29
Notes receivable from affiliate	1,899	—		1,899
Prepaid expenses and other assets	898	11,704	(3)	12,602
Debt issuance costs, net	868	(868	)(4)	—

Total assets	$62,930	$94,011		$156,941

Liabilities and Equity
Liabilities
Mortgages payable	$89,036	$(600	)(5)	$88,436
Accounts payable and accrued expenses	926	—		926
Security deposits payable	657	—		657
Other liabilities and deferred credits	431	11,514	(6)	11,945

Total liabilities	$91,050	$10,914		$101,964

Consideration paid for Solana Beach Centre				54,977	(7)
Less: Predecessor’s existing ownership interest at fair value				(27,489	)(7)

Value of Shares of Common Stock, OP Units and cash exchanged for outside ownership interests				$27,488	(7)

(1)	Includes allocation of purchase price to tangible assets including land, buildings and improvements.
(2)	Adjusts for removal of historical straight line rents and adding pro forma straight line rents.
(3)	Includes allocation of purchase price to intangible assets including acquired in place leases and above market leases.
(4)	Adjusts the historical debt issuance costs to estimated fair value.
(5)	Adjusts the mortgage payable to estimated fair value.
(6)	Includes allocation of purchase price to intangible liabilities including below market leases.
(7)	Amounts are prior to working capital adjustment for Solana Beach Centre as discussed in Note (I).

(D) Reflects the acquisition by us of the ownership interest (including our Predecessor’s noncontrolling interest) in the Waikiki Beach Walk Entities in exchange for cash, shares of our common stock, and/or OP units, and the assumption of related debt. Our Predecessor had an 80% noncontrolling interest in the Waikiki Beach Walk Entities through its ownership in ABW Lewers LLC, the entity that owns the Waikiki Beach Walk—Retail property in Honolulu, Hawaii; and a tenant-in-common interest in the Waikiki Beach Walk—Hotel in Honolulu, Hawaii. The retail property and hotel are integrated with each other, and management views them as one mixed-use property. The outside owner in the Waikiki Beach Walk Entities was the managing member of the entities and was responsible for the day to day management of the property. After acquisition of the ownership

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

interest in the Waikiki Beach Walk Entities the mixed-use property owned by the Waikiki Beach Walk Entities is 100% owned and consolidated by us. The acquisition of the interests in the Waikiki Beach Walk Entities was accounted for as an acquisition under the purchase method of accounting in accordance with ASC Section 805-10, Business Combinations.

The acquisition method of accounting was used to allocate the fair value to tangible and identified intangible assets and liabilities acquired. The amounts allocated to net real estate, which includes buildings, are depreciated over the estimated average remaining useful life of 35 years. The amounts allocated to above and below market leases and to intangible lease assets are amortized over the weighted average lives of the remaining lease terms. As a result of acquisition method accounting, the carrying value of debt for the Waikiki Beach Walk Entities was adjusted to its fair value, resulting in a $19.0 million discount.

The allocation of purchase price shown below was based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the purchase price to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The pro forma adjustments to the historical basis of the combined balance sheet of the Waikiki Beach Walk Entities (derived from a combination of the ABW Lewers LLC and Waikiki Beach Walk Hotel financial statements) are as follows:

	As of December 31, 2010
	Waikiki Beach Walk Entities - Historical	Acquisition Method Accounting Adjustments		Waikiki Beach Walk Entities Pro Forma
	(in thousands; unaudited)
Assets
Net real estate	$170,967	$40,121	(1)	$211,088
Cash and cash equivalents	11,079	—		11,079
Restricted cash	1,558	—		1,558
Accounts and notes receivable, net	4,132	(2,227	)(2)	1,905
Prepaid expenses and other assets	10,067	6,957	(3)	17,024
Debt issuance costs, net	2,411	(2,411	)(4)	—

Total assets	$200,214	$42,440		$242,654

Liabilities and Equity
Liabilities
Mortgages payable	$198,619	$(19,000	)(5)	$179,619
Unsecured noted payable	14,824	—		14,824
Accounts payable and accrued expenses	2,896	—		2,896
Security deposits payable	861	—		861
Other liabilities and deferred credits	925	2,953	(6)	3,878

Total liabilities	$218,125	$(16,047)		$202,078

Consideration paid for Waikiki Beach Walk Entities				40,576	(7)
Less: Predecessor’s existing ownership interest at fair value				(32,461	)(7)

Value of Shares of Common Stock, OP Units and cash exchanged for outside ownership interests				$8,115	(7)

(1)	Includes allocation of purchase price to tangible assets including land, buildings and improvements.
(2)	Adjusts for removal of historical straight line rents and adding pro forma straight line rents.

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

(3)	Includes allocation of purchase price to intangible assets including acquired in place leases and above market leases.
(4)	Adjusts the historical debt issuance costs to estimated fair value.
(5)	Adjusts the mortgage payable to estimated fair value.
(6)	Includes allocation of purchase price to intangible liabilities including below market leases.
(7)	Amounts are prior to working capital adjustment for the Waikiki Beach Walk Entities as discussed in Note (I).

(E) Prior to the completion of the Offering and the Formation Transactions, our Predecessor’s 25% investment in Fireman’s Fund was transferred to a new entity owned by such owners. Our Predecessor’s 25% investment in Fireman’s Fund had a carrying amount of $11.4 million at December 31, 2010.

(F) Reflects the elimination of equity method investments of $28.4 million and distributions in excess of earnings in real estate joint ventures of $14.1 million related to the Predecessor’s investment in the Solana Beach Centre and Waikiki Beach Walk Entities, which are eliminated in consolidation for pro forma purposes. In addition, accounts receivable and accounts payable of $0.03 million are eliminated in consolidation.

(G) Reflects gross proceeds in this offering of $648.3 million, which were reduced by $53.5 million, to reflect underwriters’ discounts and commissions, financial advisory fees and other costs, resulting in net proceeds of $594.8 million. These costs were charged against the gross offering proceeds upon completion of this offering. As of December 31, 2010, $4.3 million of these fees had been incurred by our Predecessor, of which $2.3 million of the fees were accrued but unpaid as of December 31, 2010. A summary is as follows (in thousands):

Gross proceeds	$648,313
Transaction costs	(53,471)
Transaction costs paid by our Predecessor through December 31, 2010	1,974

$596,816

(H) In connection with this Offering, we repaid secured mortgage debt and unsecured debt with principal balances of $259.8 million and $57.3 million, respectively, as of December 31, 2010. The unsecured debt includes $4.5 million payable to prior investors. As part of the repayment of debt, we incurred $24.4 million in pre-payment fees (defeasance, yield maintenance, and other stated penalties), which have been reflected as a one-time charge in this pro forma adjustment. Concurrently with the repayment of the secured mortgage debt, restricted cash held in escrow for insurance and taxes was released to us as unrestricted cash, which has a balance of in the amount of $2.5 million at December 31, 2010. We also wrote-off $0.7 million of historical deferred financing fees associated with these repaid loans which has been reflected as a one-time charge in this pro-forma adjustment. We incurred $8.9 million of loan transfer and consent fees, which have been reflected as a one-time charge in this pro forma adjustment. As of December 31, 2010, $0.9 million of these fees had been incurred by our Predecessor, of which $0.3 million were paid by AAI and recorded as a due to affiliate payable by the Predecessor. Additionally, two lenders for loans that were not repaid in connection with the Offering required an additional $1.9 million in restricted cash that was funded at the time of the Offering. We also incurred $6.6 million in property transfer taxes, which were accrued upon completion of the Offering and will be paid when billed by the taxing authority.

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

In connection with the Offering, we entered into an agreement for a $250.0 million revolving credit facility. In connection with this credit facility, we incurred $2.5 million in financing fees, which will be amortized over the life of the respective credit facility as an adjustment to interest expense. A summary is as follows (in thousands):

Debt paydowns	$(317,134)
Defeasance costs	(24,352)
Release of restricted cash	2,454
Loan transfer and consent fees	(8,874)
Funding of restricted cash reserves	(1,900)
Loan consent fees and defeasance deposits paid by our Predecessor through
December 31, 2010	628
Financing fees	(2,507)
Redemption of initial capitalization of the Company and the Operating
Partnership	(2)
Cash paid to non-accredited investors	(6,075	)(K)

	$(357,762)

(I) Pursuant to the Formation Transaction documents, any positive net working capital balances were paid to existing owners in connection with the closing of the Offering, except for $10 million of positive working capital at the Waikiki Beach Walk Entities, which will be retained by those entities. Based upon our post-initial public offering determination of the amount of actual excess net working capital in existence as of the closing of our initial public offering, the excess net working capital payable was $38.7 million. A summary is as follows (in thousands):

Working capital	$48,652
Target working capital for Waikiki Beach Walk Entities	(10,000)

Cash distributed to prior investors in connection with closing of the Offering	$38,652

(J) Represents the conversion of notes receivable from affiliates of $23.7 million and notes payable to affiliates related to certain investors in the Del Monte Center of $1.2 million, which were settled in the Formation Transactions in exchange for a reduction or increase, as the case may be, in common stock or OP units issued to these affiliates. In addition, we assumed a note payable to noncontrolling investors related to Valencia Corporate Center of $0.4 million as part of the formation transactions and repaid it with the proceeds from the Offering. Therefore, these amounts are adjusted to be shown as an offset to equity.

(K) As part of the Formation Transactions non-accredited investors, who were not eligible to elect to receive either shares of common stock or OP units, received in consideration for their interests in our Predecessor’s equity cash in an amount calculated to equal the value of the shares or OP units that would be issued to them under the applicable merger or contribution agreement if they were accredited investors. The Predecessor’s noncontrolling interests on the pro forma balance sheet were reduced by the historical cost basis of these acquired noncontrolling interests with the excess purchase price resulting in a reduction to our equity.

(L) Represents the allocation of our Predecessor’s equity between controlling and noncontrolling interests. Investors in our Predecessor, Solana Beach Centre and the Waikiki Beach Walk Entities received cash, shares of

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

our common stock, and/or OP units based on their elections prior to the filing of our registration statement with the Securities and Exchange Commission. Investors in the Offering received shares of our common stock.

2. Adjustments to the Pro Forma Consolidated Statement of Operations

The adjustments to the pro forma statements of operations for the year ended December 31, 2010 are as follows:

(AA) Represents the historical consolidated statements of operations of American Assets Trust, Inc. and its subsidiaries for the year ended December 31, 2010. Since the date of our formation on July 16, 2010 through December 31, 2010 we had no corporate activity other than the issuance of 1,000 shares of common stock in connection with the initial capitalization of the Company which was paid on August 12, 2010.

(BB) Reflects the Predecessor’s historical combined statements of operations for the year ended December 31, 2010. As discussed in note (B), our Predecessor’s interests in the Controlled Entities were acquired by our Operating Partnership in exchange for cash, shares of common stock and/or OP units, and the assumption of related debt, and were recorded at the Predecessor’s historical cost basis. As a result, expenses such as depreciation and amortization to be recognized by our Operating Partnership related to the acquired interests are based on the Predecessor’s historical cost basis of the related assets and liabilities.

(CC) Reflects the results of operations from the acquisition of the Solana Beach Centre that occurred in connection with the Formation Transactions as discussed in note (C) above. The acquisition method of accounting was used to allocate the fair value to tangible and identified intangible assets and liabilities acquired. Adjustments to revenues represent the impact of the amortization of the net amount of above and below market rents and the net impact of straight-line rents. Adjustments to depreciation and amortization represent the additional depreciation expense and amortization of intangibles as a result of these purchase accounting adjustments.

As a result of acquisition method accounting, the carrying value of debt for the Solana Beach Centre was adjusted to its fair value, resulting in a $0.6 million discount. The discount is amortized to interest expense over the life of the underlying debt instrument. The amounts allocated to net real estate, which include buildings, are depreciated over the estimated weighted average remaining useful lives ranging from 35 to 40 years. The amounts allocated to above and below market leases and to intangible lease assets are amortized over the weighted average lives of the related leases ranging from 2 to 15 years.

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

The pro forma adjustments shown below are based on our preliminary estimates. The allocation of purchase price shown below was based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the purchase price to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The pro forma adjustments to the historical statement of operations of the Solana Beach Centre are as follows:

	For the Year Ended December 31, 2010
	Solana Beach Centre Historical	Pro Forma Adjustments	Solana Beach Centre Pro Forma
	(in thousands; unaudited)
Revenue
Rental income (1)	$12,870	$788	$13,658
Other property income	1	—	1

Total revenue	12,871	788	13,659
Expenses
Rental expenses	1,644	—	1,644
Real estate taxes	854	—	854
General and administrative	795	—	795
Depreciation and amortization	3,502	2,359	5,861

Total operating expenses	6,795	2,359	9,154
Operating income	6,076	(1,571)	4,505
Interest income and other, net	8	—	8
Interest expense (2)	(5,518)	(27)	(5,545)

Net income (loss)	$566	$(1,598)	$(1,032)

(1)	Pro forma rental income includes $184 of (above) below market lease amortization for the year ended December 31, 2010. The pro forma straight line rent adjustment was $731 for the year ended December 31, 2010.
(2)	Pro forma interest expense includes $92 of amortization related to the fair value adjustment related to the assumed debt for the year ended December 31, 2010.

(DD) Reflects the annualization of the acquisition of the ownership interests in the Landmark Entities on June 30, 2010 to reflect the results of operations of this property as if it were acquired on January 1, 2010. As the Landmark Entities were acquired by the Predecessor on June 30, 2010, pro forma adjustments are only shown through June 30, 2010, as actual results from acquisition through December 31, 2010 are already included in the Predecessor. The acquisition of the Landmark Entities by the Predecessor was accounted for under the purchase method of accounting in accordance with ASC Section 805-10, Business Combinations. Adjustments to revenues represent the impact of the amortization of the net amount of above and below market rents and the net impact of straight-line rents. Adjustments to depreciation and amortization represent the additional depreciation expense and amortization of intangibles as a result of these purchase accounting adjustments.

The amounts allocated to net real estate, which includes buildings, are depreciated over the estimated remaining useful life of 40 years. The amounts allocated to above and below market leases and to intangible lease assets are amortized over the weighted average life of the remaining terms of the related leases of 6 years for lease assets and 37 years for the below market lease liability.

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

The pro forma adjustments to the historical statement of operations of the Landmark Entities are as follows:

	For the Year Ended December 31, 2010
	Landmark Historical for the six months ended June 30, 2010 (2)	Pro Forma Adjustments	Landmark Pro Forma
	(in thousands; unaudited)
Revenue
Rental income (1)	$10,937	$96	$11,033
Other property income	—	—	—

Total revenue	10,937	96	11,033
Expenses
Rental expenses	2,768	202	2,970
Real estate taxes	1,204	—	1,204
General and administrative	375	—	375
Depreciation and amortization	3,412	(899)	2,513

Total operating expenses	7,759	(697)	7,062
Operating income	3,178	793	3,971
Interest income and other, net	1	—	1
Interest expense	(3,753)	5	(3,748)

Net income (loss)	$(574)	$798	$224

(1)	Pro forma rental income includes $(308) of (above) below market lease amortization for the year ended December 31, 2010. The pro forma straight-line rent adjustment was $(285) for the year ended December 31, 2010.
(2)	As the Landmark entities were acquired by the Predecessor on June 30, 2010 pro forma adjustments are only shown through June 30, 2010 as actual results from acquisition through December 31, 2010 are already included in the Predecessor.

(EE) Reflects adjustments relating to the acquisition of the ownership interests in the Waikiki Beach Walk Entities, as discussed in note (D). The acquisition of the Waikiki Beach Walk Entities was accounted for under the purchase method of accounting in accordance with ASC Section 805-10, Business Combinations. Adjustments to revenues represent the impact of the amortization of the net amount of above and below market rents and the net impact of straight-line rents. Adjustments to depreciation and amortization represent the additional depreciation expense and amortization of intangibles as a result of these purchase accounting adjustments.

As a result of acquisition method accounting, the carrying value of debt for the Waikiki Beach Walk Entities was adjusted to its fair value, resulting in a $19.0 million discount. The discount is amortized to interest expense over the life of the underlying debt instrument. The amounts allocated to buildings are depreciated over the estimated remaining useful life of 35 years. The amounts allocated to above and below market leases and to intangible lease assets are amortized over the weighted average life of the remaining terms of the related leases of 5 years.

The pro forma adjustments shown below are based on our preliminary estimates. The allocation of purchase price shown below was based on estimates and assumptions determined by management. Using information

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

available at the time the acquisition closed, we allocated the purchase price to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed.

	For the Year Ended December 31, 2010
	Waikiki Beach Walk Entities Historical	Pro Forma Adjustments	Waikiki Beach Walk Entities Pro Forma
	(in thousands; unaudited)
Revenue
Rental income (1)	$38,627	$(450)	$38,177
Other property income	3,946	—	3,946

Total revenue	42,573	(450)	42,123
Expenses
Rental expenses	22,288	—	22,288
Real estate taxes	1,731	—	1,731
General and administrative	1,820	—	1,820
Depreciation and amortization	12,457	(6,905)	5,552

Total operating expenses	38,296	(6,905)	31,391
Operating income	4,277	6,455	10,732
Interest income and other, net	(267)	—	(267)
Interest expense (2)	(10,047)	(2,518)	(12,565)

Net income (loss)	$(6,037)	$3,937	$(2,100)

(1)	Pro forma rental income includes $(809) of (above) below market lease amortization for the year ended December 31, 2010. The pro forma straight line rent adjustment was $653 for the year ended December 31, 2010.
(2)	Pro forma interest expense includes $2,942 of amortization related to the fair value adjustment related to the assumed debt for the year ended December 31, 2010.

(FF) Reflects the acquisition of an approximately 80,000 square foot vacant building at Carmel Mountain Plaza for $13.2 million on November 10, 2010. The building is depreciated over its estimated useful life of 35 years. As this building was acquired by the Predecessor on November 10, 2010, pro forma adjustments are only shown through November 10, 2010, as actual results from acquisition through December 31, 2010 are already included in the Predecessor. The tenant that formerly occupied the building had been paying its share of expense reimbursements to us of approximately $0.1 million for the year ended December 31, 2010.

(GG) Reflects the distribution of our Predecessor’s 25% ownership interest in Fireman’s Fund as discussed in Note (F). Our Predecessor’s equity in earnings from its investment in Fireman’s Fund was $0.3 million for the year ended December 31, 2010. In addition, fee income earned from Fireman’s Fund was $0.3 million for the year ended December 31, 2010.

(HH) Due to the acquisition of Solana Beach Centre, Landmark and Waikiki Beach Walk Entities, $0.4 million of equity in net loss from equity method investments is eliminated in the pro forma condensed consolidated statement of operations for the year ended December 31, 2010. Fee income earned by the Predecessor of $2.2 million from Solana Beach Centre and Landmark is eliminated in consolidation for pro forma purposes for the year ended December 31, 2010. In addition, fees paid to the Predecessor by Solana Beach Centre and Landmark of $1.1 million for the year ended December 31, 2010 are eliminated in consolidation.

American Assets Trust, Inc. and Subsidiaries

Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements—(Continued)

December 31, 2010 (Unaudited)

(II) Reflects the decrease in net interest expense as a result of the refinancing transactions described more fully in Notes (H) and (I) above. On a pro forma basis we expect interest expense to decrease $15.4 million for the year ended December 31, 2010. This decrease is the result of the related paydown of secured and unsecured debt for the year ended December 31, 2010. The pro forma adjustment also includes amortization of capitalized fees in connection with our revolving credit facility of $0.8 million and estimated unused fees of $1.2 million to the $250.0 million revolving credit facility for the year ended December 31, 2010.

(JJ) We will incur additional general and administrative expense as a result of becoming a public company, including but not limited to incremental salaries and equity incentives, board of directors fees and expenses, director’s and officer’s insurance, Sarbanes-Oxley Act of 2002 compliance costs, and incremental audit and tax fees. We have included $2.2 million of non-cash stock-based compensation expense for the year ended December 31, 2010, based on equity awards granted to certain employees and directors upon completion of the Offering to the general and administrative expenses appearing in the Predecessor operating statement. In determining our non-cash stock-based compensation expenses, for the performance-based stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date. A portion of our non-cash stock-based compensation awards are subject to time-based vesting over three years, and a portion of the awards are subject to performance-based vesting. The performance based vesting will be based upon the achievement of absolute and relative total shareholder return hurdles over a three year performance period commencing on the date of completion of this offering. In determining our non-cash stock based compensation expense for the restricted stock grants that are time-based vesting we estimate the stock compensation expense based on the fair value of the stock at the grant date. Based on these model calculations, we determined that the fair value of the absolute and relative performance-based awards were 21.6% and 23.1%, respectively, of the estimated fair value of our non-cash stock-based compensation at date of issuance. We have also included $0.1 million in additional salaries for employment agreements signed with certain executives and new personnel. We estimate that additional incremental expenses of being a public company will range from $3.0 million to $5.0 million per year in excess of our historical general and administrative expenses. As we have not yet entered contracts with third parties to provide these services, we have not included these expenses in the accompanying pro forma consolidated statement of operations.

(KK) Reflects the allocation of net income (loss) to the noncontrolling interests and stockholders’ equity.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.

3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.

4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011

10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011

10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan

10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)

10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)

10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers

10.7(1)	Representation, Warranty and Indemnity Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest Rady Trust U/D/T March 10, 1983, dated as of September 13, 2010

10.8(1)	Indemnity Escrow Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P. and the Ernest Rady Trust U/D/T March 10, 1983, dated as of September 13, 2010

10.9(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011

10.10(1)	Agreement and Plan of Merger by and among American Assets Trust, L.P. and the entities set forth on Schedule I thereto, dated as of September 13, 2010

10.11(1)	Amendment to Agreement and Plan of Merger by and among American Assets Trust, L.P. and the entities set forth on Schedule I thereto, dated as of December 16, 2010

10.12(1)	Agreement and Plan of Merger by and among American Assets Trust, Inc. and the entities set forth on Schedule I thereto, dated as of September 13, 2010

10.13(1)	Amendment to Agreement and Plan of Merger by and among American Assets Trust, Inc. and the entities set forth on Schedule I thereto, dated as of December 16, 2010

10.14(1)	Form of Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub forward merger entities named therein

10.15(1)	Form of Amendment to Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub forward merger entities named therein

10.16(1)	Form of Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub reverse merger entities named therein

10.17(1)	Form of Amendment to Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub reverse merger entities named therein

10.18(1)	Form of Agreement and Plan of Merger by and among American Assets Trust, Inc. and the REIT sub forward merger entities named therein

10.19(1)	Form of Amendment to Agreement and Plan of Merger by and among American Assets Trust, Inc. and the REIT sub forward merger entities named therein

Exhibit No.	Description
10.20(1)	OP Contribution Agreement by and among American Assets Trust, L.P., American Assets Trust, Inc., and the contributors set forth on Schedule I thereto, dated as of September 13, 2010

10.21(1)	Amendment to OP Contribution Agreement by and among American Assets Trust, L.P., American Assets Trust, Inc. and the contributors set forth on Schedule I thereto, dated as of December 16, 2010

10.22(1)	Form of OP Sub Contribution Agreement by and among American Assets Trust, L.P., the subsidiary entity named therein, American Assets Trust, Inc. and the contributors set forth on Schedule I thereto

10.23(1)	Form of Amendment to OP Sub Contribution Agreement by and among American Assets Trust, L.P., the subsidiary named therein, American Assets Trust, Inc. and the contributors set forth on Schedule I thereto

10.24(1)	Management Business Contribution Agreement by and between American Assets, Inc. and American Assets Trust Management, LLC, dated as of September 13, 2010

10.25(1)	Deed of Trust and Security Agreement by Alamo Stonecrest Holdings, LLC and Alamo Vista Holdings, LLC, as trustor, in favor of Heritage Title Company of Austin, Inc., as trustee, for the benefit of Morgan Stanley Mortgage Capital Inc., as beneficiary, dated as of December 31, 2003

10.26(1)	Form of Promissory Note by the borrower named therein to Morgan Stanley Mortgage Capital Inc.

10.27(1)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by Waikele Reserve West Holdings, LLC and Waikele Venture Holdings, LLC, as mortgagor, to Bear Stearns Commercial Mortgage, Inc., as mortgagee, dated as of October 28, 2004

10.28(1)	First Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by and among Waikele Reserve West Holdings, LLC, Waikele Venture Holdings, LLC and Bear Stearns Commercial Mortgage, Inc., dated as of January 5, 2005

10.29(1)	Note Severance and Loan Document Modification Agreement by and between Bear Stearns Commercial Mortgage, Inc., Waikele Reserve West Holdings, LLC and Waikele Venture Holdings, LLC, dated as of November 3, 2004

10.30(1)	Form of Substitute Note by the borrower named therein to Bear Stearns Commercial Mortgage, Inc.

10.31(1)	Deed of Trust and Security Agreement by Landmark Venture Holdings, LLC and Landmark Firehill Holdings, LLC, as trustor, in favor of Chicago Title Company, as trustee, for the benefit of Morgan Stanley Mortgage Capital Inc., as beneficiary, dated as of June 13, 2005

10.32(1)	Form of Promissory Note by the borrower named therein to Morgan Stanley Mortgage Capital Inc.

10.33(1)	Deed of Trust and Security Agreement by Del Monte—POH, LLC, Del Monte—DMSJH, LLC, Del Monte—KMBC, LLC and Del Monte—DMCH, LLC, as trustor, in favor of First American Title Insurance Company, as trustee, for the benefit of Column Financial, Inc., as beneficiary, dated as of June 30, 2005

10.34(1)	Form of Promissory Note by the borrower named therein to Column Financial, Inc.

10.35(1)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by ABW Holdings LLC, as mortgagor, to Column Financial, Inc., as mortgagee, dated as of February 15, 2007

10.36(1)	First Amendment to Mortgage and Other Loan Documents by and among ABW Holdings LLC, American Assets, Inc. Outrigger Enterprises, Inc. and Column Financial, Inc., dated as of October 31, 2007

Exhibit No.	Description
10.37(1)	Promissory Note by ABW Holdings LLC, as maker, to Column Financial, Inc., dated as of February 15, 2007

10.38(1)	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Loma Palisades, a California general partnership, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as beneficiary, dated as of June 30, 2008

10.39(1)	Multifamily Note by Loma Palisades, a California general partnership, to Wells Fargo Bank, National Association, dated as of June 30, 2008

10.40(2)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011

10.41(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007

10.42(1)	Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy Suites™—Waikiki Beach Walk™ Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.43(1)	Form of Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and each of John W. Chamberlain, Robert F. Barton, Adam Wyll and Patrick Kinney

10.44(2)	Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady, dated January 19, 2011

10.45(1)	Independent Director Compensation Policy

10.46(1)	Reimbursement Agreement by and among American Assets, Inc., American Assets Trust, Inc. and American Assets Trust, L.P., dated as of December 16, 2010

10.47(1)	Assignment Agreement, dated as of December 29, 2010, by and among American Assets Trust, L.P., American Assets Trust, Inc. and the Ernest Rady Trust U/D/T March 10, 1983 (regarding assignment of interest in Carmel Mountain Pad, LLC)

10.48(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011

10.49(3)	Credit Agreement among American Assets Trust, L.P., as the Borrower, American Assets Trust, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and Wells Fargo Bank, N.A., as Syndication Agent and KeyBank National Association and Royal Bank of Canada as Co-Documentation Agents, dated January 19, 2011

10.50(4)	Purchase Agreement between Two Main Development LLC, as Seller, and American Assets Trust, L.P., as Buyer, dated March 1, 2011.

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Accuity LLP.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.
(2)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(3)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.
(4)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.