Form 10-Q
period 2011-03-31
American Assets Trust, Inc.
filed 2011-05-13
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of Registrant’s common shares outstanding on May 13, 2011 was 39,283,790.

AMERICAN ASSETS TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Real estate, at cost
Operating real estate	$1,631,703	$1,156,091
Construction in progress	1,472	925
Held for development	8,678	8,081

	1,641,853	1,165,097
Accumulated depreciation	(230,377)	(221,997)

Net real estate	1,411,476	943,100
Cash and cash equivalents	100,396	41,953
Restricted cash	6,271	4,729
Marketable securities	32,838	—
Accounts receivable, net	4,913	1,573
Deferred rent receivables, net	20,631	20,051
Notes receivable from affiliate	—	21,769
Investment in real estate joint ventures	—	39,816
Prepaid expenses and other assets	75,957	44,366

Total assets	$1,652,482	$1,117,357

Liabilities and equity
Liabilities:
Secured notes payable	$860,127	$851,547
Unsecured notes payable	—	38,013
Notes payable to affiliates	—	5,266
Accounts payable and accrued expenses	20,444	11,644
Security deposits payable	4,187	2,648
Other liabilities and deferred credits	59,509	39,058
Distributions in excess of earnings on real estate joint ventures	—	14,060

Total liabilities	944,267	962,236

Commitments and contingencies (Note 11)

Equity:
Owners’ equity	—	121,874
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 authorized, 39,283,790 outstanding at March 31, 2011	393	—
Additional paid-in capital	644,864	—
Accumulated deficit	(612)	—

Total American Assets Trust, Inc. stockholders’ equity	644,645	—

Noncontrolling interests
Owners in consolidated real estate entities	—	33,247
Unitholders in the Operating Partnership	63,570	—

	63,570	33,247

Total equity	708,215	155,121

Total liabilities and equity	$1,652,482	$1,117,357

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Rental income	$46,119	$28,095
Other property income	1,653	837

Total revenue	47,772	28,932

Expenses:
Rental expenses	11,832	4,994
Real estate taxes	4,049	2,956
General and administrative	3,610	1,587
Depreciation and amortization	12,490	7,230

Total operating expenses	31,981	16,767
Operating income	15,791	12,165
Interest expense	(13,079)	(10,654)
Early extinguishment of debt	(25,867)	—
Loan transfer and consent fees	(9,019)	—
Gain on acquisition	46,371	—
Other income (expense), net	(601)	(987)

Net income	13,596	524
Net income attributable to restricted shares	(86)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	430
Net income attributable to Predecessor’s controlled owners’ equity	(16,995)	(954)
Net loss attributable to unitholders in the Operating Partnership	329	—

Net loss attributable to American Assets Trust, Inc. stockholders	$(698)	$—

Net loss attributable to common stockholders per share—basic and diluted	$(0.02)

Weighted average shares of common stock outstanding basic and diluted	30,924,067

Dividends declared per common share	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Equity

(Unaudited)

(In Thousands, Except Share Data)

	American Assets Trust, Inc., Stockholders’ Equity				Predecessor’s Controlled Owners’ Equity	Noncontrolling Interests - Unit holders in the Operating Partnership	Predecessor’s Noncontrolling Interests - Owners in Consolidated Entities	Total
	Common Shares		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance at December 31, 2010	—	$—	$—	$—	$121,874	$—	$33,247	$155,121
Net income (loss)	—	—	—	(612)	16,995	(329)	(2,458)	13,596
Distributions	—	—	—	—	(33,435)	—	(6,525)	(39,960)
Proceeds from sale of common stock, net	31,625,000	316	587,695	—	—	—	—	588,011
Cash paid to non-accredited investors	—	—	—	—	—	—	(6,075)	(6,075)
Issuance of restricted stock	628,706	6	(6)	—	—	—	—	—
Issuance of common shares and units for acquisition of properties	262,486	3	6,081	—	—	27,770	—	33,854
Proceeds from private placement	—	—	—	—	—	5,410	—	5,410
Notes receivable from affiliate settled in common units	—	—	—	—	—	(21,797)	—	(21,797)
Notes payable to affiliates settled in common units	—	—	—	—	—	828	—	828
Dividends declared and paid	—	—	(6,657)	—	—	(3,127)	—	(9,784)
Stock-based compensation	—	—	491	—	—	—	—	491
Distribution of investment in joint venture not acquired	—	—	—	—	(9,084)	—	(2,396)	(11,480)
Exchange of owners’ equity for common stock and units	6,767,598	68	57,260	—	(96,350)	54,815	(15,793)	—

Balance at March 31, 2011	39,283,790	$393	$644,864	$(612)	$—	$63,570	$—	$708,215

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$13,596	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	142	80
Depreciation and amortization	12,490	7,230
Amortization of debt issuance costs and debt fair value adjustments	865	152
Early extinguishment of debt	25,867	—
Loan transfer and consent fees	9,019	—
Gain on acquisition of controlling interests	(46,371)	—
Stock-based compensation expense	491	—
Loss from real estate joint ventures	188	1,420
Distribution of earnings from real estate joint ventures	—	450
Other, net	754	150
Changes in operating assets and liabilities
Change in restricted cash	1,487	193
Change in accounts receivable	(1,397)	737
Change in prepaid expenses and other assets	(1,453)	(820)
Change in accounts payable and accrued expenses	(599)	(404)
Change in security deposits and other liabilities	191	625

Net cash provided by operating activities	15,270	10,337

INVESTING ACTIVITIES
Acquisition of real estate	(128,877)	—
Capital expenditures	(1,333)	(1,341)
Change in restricted cash	(1,251)	3
Cash acquired from acquisition of controlling interests in real estate joint ventures	15,222	—
Leasing commissions	(207)	(476)
Purchase of marketable securities	(33,103)	—
Issuance of notes receivable to affiliates	—	(800)

Net cash used in investing activities	(149,549)	(2,614)

FINANCING ACTIVITIES
Repayment of secured notes payable	(260,916)	(1,629)
Defeasance costs on repayment of secured notes payable	(24,345)	—
Loan transfer and consent fees paid	(8,350)	—
Repayment of unsecured notes payable	(38,013)	(1,191)
Repayment of notes payable to affiliates	(19,279)	(578)
Debt issuance costs	(2,507)	(98)
Proceeds from issuance of common stock, net	596,541	—
Proceeds from private placement of common units	5,410	—
Dividends paid to common stock and unitholders	(9,784)	—
Payments to nonaccredited investors	(6,075)	—
Distributions to Predecessor’s controlling and non-controlling interests	(39,960)	(4,128)

Net cash provided by (used in) financing activities	192,722	(7,624)

Net increase in cash and cash equivalents	58,443	99
Cash and cash equivalents, beginning of period	41,953	24,189

Cash and cash equivalents, end of period	$100,396	$24,288

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

American Assets Trust, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on July 16, 2010 that did not have any operating activity until the consummation of our initial public offering (the “Offering”) and the related acquisition of certain assets of our Predecessor (as defined below) on January 19, 2011. The Company is the sole general partner of American Assets Trust, L.P., a Maryland limited partnership formed on July 16, 2010 (the “Operating Partnership”). The Company’s operations are carried on through our Operating Partnership and its subsidiaries, including our taxable REIT subsidiary. Since the formation of our Operating Partnership, the Company has controlled our Operating Partnership as its general partner and has consolidated its assets, liabilities and results of operations.

In connection with the Offering, on January 19, 2011 the following transactions were completed:

•	We issued a total of 31,625,000 shares of our common stock at $20.50 per share.

•

We acquired, through a series of merger and contribution transactions (the “Formation Transactions,” as more fully described below), certain assets of our Predecessor and certain other entities. In exchange for such assets, the prior investors in such assets that were accredited investors were issued a total of 7,030,084 shares of our common stock and 18,145,039 common units of limited partnership interests in our Operating Partnership (“common units”), with an aggregate value of approximately $516.1 million, and non-accredited prior investors were paid a total of approximately $6.1 million in cash from the net proceeds of the Offering.

•	We entered into a $250.0 million revolving credit facility (the “credit facility”) with an accordion feature to increase availability to $400.0 million under specified circumstances.

•

We repaid $342.0 million of indebtedness (including $24.3 million of defeasance costs) and paid $10.8 million, net of $0.7 million prepaid by our Predecessor, for loan transfer and consent fees and credit facility origination fees from the net proceeds of the Offering.

The net proceeds from the Offering were approximately $594.6 million, net of $1.9 million of offering costs prepaid by our Predecessor, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and expenses of the Offering and Formation Transactions). We contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units.

Our “Predecessor” is not a legal entity but rather a combination of entities whose assets included entities owned and/or controlled by Ernest S. Rady and his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983 (the “Rady Trust”), which in turn owned (1) controlling interests in entities owning 17 properties and the property management business of American Assets, Inc. (“AAI”) (the “controlled entities”), and (2) noncontrolling interests in entities owning four properties (the “noncontrolled entities”) (the assets described at (1) and (2) are the “Acquired Assets,” and do not include our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns the Fireman’s Fund Headquarters in Novato, California.). The Formation Transactions included the acquisition by our Operating Partnership of the (a) Acquired Assets, (b) the entities that own Waikiki Beach Walk (a mixed-used property consisting of a retail portion and a hotel portion) (the “Waikiki Beach Walk entities”) and (c) the entities that own Solana Beach Towne Centre and Solana Beach Corporate Centre (the “Solana Beach Centre entities”) (including our Predecessor’s ownership interest in these entities).

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

The Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our Operating Partnership; (2) succeed to the property management business of AAI, (3) facilitate the Offering; and (4) qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011. As a result of the Formation Transactions, we are a vertically integrated and self-administered REIT with approximately 110 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

We determined that our Predecessor was the acquirer for accounting purposes, and therefore the contribution or acquisition by merger of interests in the controlled entities was considered a transaction between entities under common control since our Executive Chairman, Ernest S. Rady or his affiliates, including the Rady Trust, owned the controlling interest in each of the entities comprising our Predecessor, which, in turn, owned a controlling interest in each of the controlled entities. As a result, the acquisition of interests in each of the controlled entities was recorded at our historical cost. The contribution or acquisition by merger of interests in certain of the noncontrolled entities, which include the Waikiki Beach Walk entities and the Solana Beach Centre entities (including our Predecessor’s ownership interest in these noncontrolled entities), was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition.

Since these transactions occurred on January 19, 2011, the financial condition and results of operations for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our financial condition as of December 31, 2010 and results of operations for the three months ended March 31, 2010 reflect the financial condition and results of operations for our Predecessor. Our financial condition as of March 31, 2011 and results of operations for the three months ended March 31, 2011 reflect the financial condition and results of operation for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, and the First & Main entity acquired after the Offering in March 2011. We have included the results of operations for the acquired entities in our consolidated statements of operations from the date of acquisition.

Prior to the Offering, the Predecessor’s combined financial statements included investments in certain real estate joint ventures in which Ernest Rady and his affiliates had significant influence, but not control, over major decisions, including the decision to sell or refinance the properties. These investments, which represent non-controlling 25% to 80% ownership interests, were accounted for using the equity method of accounting. The Predecessor’s investments in certain real estate joint ventures for which it had unilateral control, evidenced by the ability to make all major decisions, such as the acquisition, sale or refinancing of the property without approval of the minority party, were combined in these financial statements as they were under the common control of Ernest Rady and his affiliates.

As of March 31, 2011, we owned or had a controlling interest in 21 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

Valencia Corporate Center

160 King Street

The Landmark at One Market

First & Main

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

Mixed-Use

Waikiki Beach Walk Retail and Hotel

Basis of Presentation

Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests. The combined financial statements of our Predecessor include the accounts of our Predecessor and all entities in which our Predecessor had a controlling interest. When our Predecessor was the general partner or managing member of a limited partnership or limited liability company, as the case may be, our Predecessor was presumed to control the limited partnership or limited liability company unless the limited partners or non-managing members possessed or possess either (1) the substantive ability to dissolve the partnership or otherwise remove our Predecessor as the general partner or managing member without cause (commonly referred to as “kick-out rights”), or (2) the right to participate in substantive operating and financial decisions of the limited partnership or limited liability company that were expected to be made in the course of their business. The equity interests of other investors were reflected as noncontrolling interests. Our Predecessor accounted for its interests in joint ventures which it did not control using the equity method of accounting.

All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2011	2010
Supplemental cash flow information
Cash paid for interest	$13,263	$10,502

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for property under development	$401	$501

Assumption of debt upon acquisition (Note 2)	$268,008	$—

Assumption of notes to affiliates upon acquisition (Note 2)	$14,824	$—

Acquisition of working deficit, net of cash (Note 2)	$(3,036)	$—

Distribution of investment in joint venture not acquired	$11,480	$—

Issuance of common shares and units for acquisition of properties	$33,854	$—

Notes receivable from affiliate settled in common units	$21,797	$—

Notes payable to affiliates settled in common units	$828	$—

Reduction to capital for prepaid Offering costs	$1,974	$—

Transfer taxes accrued at time of Offering	$6,556	$—

Offering Costs

In connection with the Offering, affiliates incurred legal, accounting and related costs, which were assumed or reimbursed by the Company upon the consummation of the Offering and such costs were deducted from the gross proceeds of the Offering.

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risks. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when the rooms are occupied and services have been provided. Food and beverage sales are recognized when the customer has been served or at the time the transaction occurs. Revenue from room rental is included in rental revenue on the statement of operations. Revenue from other sales and services provided is included in other property income on the statement of operations.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectibility of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At March 31, 2011 and December 31, 2010, our allowance for doubtful accounts was $2.2 million and $1.0 million, respectively.

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

We receive various fee income from unconsolidated real estate joint ventures including property management fees, construction management fees, acquisition and disposition fees, leasing fees, asset management fees and financing fees. Fee income is recorded as earned in accordance with the respective fee agreement. Profit from these fees, if any, are eliminated to the extent of our ownership interest in these entities. Subsequent to the Formations Transactions and the acquisition of the outside interests in unconsolidated joint ventures, we no longer earn fee revenue. See Note 15.

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the three months ended March 31, 2011 and 2010, real estate depreciation expense was $9.3 million and $6.3 million, respectively.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

quality of the tenant, including the tenants long term business prospects and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of operations. The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of operations. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense. Acquisition-related expenses are expensed in the period incurred.

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

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity less than three months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. No losses have been experienced related to such accounts.

Restricted Cash

Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. Activity for accounts related to real estate tax and insurance expenditures is classified as operating activities in the statement of cash flows. Changes in reserves for capital improvements are classified as investing activities in the statement of cash flows.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Marketable Securities

Our portfolio of marketable securities is comprised of debt securities that are classified as trading. Trading securities are presented on our consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the mark-to-market of these securities are recognized as unrealized gains or losses in income.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, lease incentives, acquired in-place leases, acquired above market leases and debt issuance costs. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and internal salaries and personnel costs related to obtaining a lease. Capitalized lease costs are amortized over the life of the related lease and included in depreciation and amortization expense on the statement of operations. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow. Therefore, we classify cash outflows for lease costs as an investing activity in our consolidated statements of cash flows.

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” For the three months ended March 31, 2011, $0.6 million in debt issuance costs were written off and included in early extinguishment of debt.

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIE”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. We have evaluated our investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. Our investment balances in our real estate joint ventures are presented separately in our consolidated balance sheets.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

We consolidate those ventures that are considered to be VIEs where we are the primary beneficiary. For non-VIEs, we combine those ventures that Ernest Rady controls through majority ownership interests or where we are the managing member and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those ventures where we do not have control over operating and financial policies. Under the equity method of accounting, the investment in each venture is included on our balance sheet; however, the assets and liabilities of the ventures for which we use the equity method are not included in the balance sheet. The investment is adjusted for contributions, distributions and our proportionate share of the net earnings or losses of each respective venture.

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

Notes Receivable from Affiliate

Certain entities made loans to affiliates in order to attain a higher return on excess cash balances, and these loans were classified as notes receivable from affiliates at December 31, 2010. The notes bore interest at LIBOR and were to be repaid upon demand. The notes were settled as part of the Formation Transactions.

Notes Payable to Affiliates

Owners of certain entities made loans to the entities, and these loans were classified as notes payable to affiliates at December 31, 2010. The notes bore interest at 10% and matured in 2013. The notes were repaid using proceeds from the Offering or were settled as part of the Formation Transactions.

Stock-Based Compensation

We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. We measure stock-based compensation expense based on the fair value of the award on the grant date and recognize the expense ratably over the vesting period.

Deferred Compensation

Our Operating Partnership has adopted the American Assets Trust Executive Deferral Plan V (“EDP V”) and the American Assets Trust Executive Deferral Plan VI (“EDP VI”). These plans were adopted by our Operating Partnership as successor plans to those deferred compensation plans maintained by AAI in which certain employees of AAI who were transferred to us in connection with the Offering (the “Transferred Participants”) participated prior to the Offering. EDP V and EDP VI contain substantially the same terms and conditions as these predecessor plans. AAI transferred to our Operating Partnership the Transferred Participants’ account balances under the predecessor plans. These transferred account balances represent amounts deferred by the Transferred Participants prior to the Offering while they were employed by AAI.

At the time eligible participants defer compensation, we record compensation cost and a corresponding deferred compensation plan liability, which is included in other liabilities and deferred credits on our consolidated balance sheets. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Income Taxes

Prior to the Offering, we were comprised primarily of limited partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and limited liability companies was reportable in the income tax returns of the respective partners and members.

Subsequent to the Offering, we intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Code”) commencing with the taxable year ending December 31, 2011. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We, together with one of our subsidiaries, will elect to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

Segment Information

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in four business segments: (1) the acquisition, redevelopment, ownership and management of retail real estate, (2) the acquisition, redevelopment, ownership and management of office real estate, (3) the acquisition, redevelopment, ownership and management of multifamily real estate and (4) the acquisition, redevelopment, ownership and management of mixed-use real estate. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.

Reclassifications

Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amended ASC Topic 805, Business Combinations (“ASC 805”). The objective of this guidance is to eliminate diversity in the interpretation of pro forma revenue and earnings disclosures requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date occurs following the first annual reporting period which commences after December 15, 2010. The guidance is required in interim and annual reporting periods. Our adoption of this guidance effective January 1, 2011 did not have a material effect on our consolidated financial statements.

NOTE 2. REAL ESTATE

As noted above, as part of the Formation Transactions, we acquired the controlling interests in the Waikiki Beach Walk entities and the Solana Beach Centre entities for operating partnership units and common shares with a value of approximately $33.9 million. The contribution or acquisition by merger of interests in these entities was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. Prior to acquisition, our Predecessor had an 80% noncontrolling interest in the Waikiki Beach Walk entities and a 50% noncontrolling interest in the Solana Beach Centre entities. Upon acquisition, we remeasured the assets and liabilities at fair value and recorded gains of $4.8 million and $41.6 million on the Waikiki Beach Walk entities and the Solana Beach Centre entities, respectively, which is classified as gain on acquisition in the accompanying income statement. These gains were calculated based on the difference between the fair value of our Predecessor’s ownership interests of $31.3 million and $26.0 million compared to the Predecessor’s historical cost interests of $26.5 million and $(15.6) million in the Waikiki Beach Walk entities and Solana Beach Centre entities, respectively.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

The allocation of the consideration paid for the acquired assets and liabilities was as follows (in thousands):

	Solana Beach Towne Centre	Solana Beach Corporate Centre	Waikiki Beach Walk Retail and Hotel	Total
Land	$40,980	$14,896	$76,635	$132,511
Building	35,605	42,094	122,985	200,684
Land improvements	1,750	974	2,276	5,000
Tenant improvements	1,487	1,919	1,801	5,207
Furniture and fixtures	—	—	7,910	7,910

Total real estate	79,822	59,883	211,607	351,312
Cash and cash equivalents	957	718	13,547	15,222
Restricted cash	282	200	1,297	1,779
Accounts receivable, net	67	—	2,168	2,235
Lease intangibles	6,995	5,536	15,997	28,528
Prepaid expenses and other assets	22	45	266	333

Total assets	$88,145	$66,382	$244,882	$399,409

Secured notes payable	$39,738	$49,252	$198,618	$287,608
Fair market favorable debt value	—	(600)	(19,000)	(19,600)
Notes payable to affiliates	—	—	14,824	14,824
Accounts payable and accrued expenses	924	542	6,520	7,986
Security deposits payable	238	320	861	1,419
Lease intangibles	11,390	125	3,530	15,045
Other liabilities and deferred credits	192	331	442	965

Total liabilities	$52,482	$49,970	$205,795	$308,247

We have included the results of operations for each of these acquired entities in our consolidated statements of operations from January 19, 2011, the date of acquisition. For the period January 19, 2011 through March 31, 2011, the acquired entities contributed $11.5 million to total revenue, $9.0 million to operating expenses, $2.5 million to operating income and $(2.4) million to net income.

On March 11, 2011, we acquired an approximately 364,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon (“First & Main”). The purchase price for First & Main was approximately $128.9 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand and structured to accommodate a possible tax deferred exchange pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

The allocation of the purchase price of the acquired First & Main assets and liabilities was as follows (in thousands):

Land	$14,697
Building	102,827
Land improvements	151
Tenant improvements	6,991

Total real estate	124,666
Accounts receivable, net	153
Lease intangibles	9,578
Prepaid expenses	66

Total assets	$134,463

Accounts payable and accrued expenses	$387
Below market lease intangible	5,199

Total liabilities	$5,586

We have included the results of operations for First & Main in our consolidated statements of operations from March 11, 2011, the date of acquisition. For the period March 11, 2011 through March 31, 2011, First & Main contributed $0.6 million to total revenue, $0.4 million to operating expenses, $0.2 million to operating income and $0.2 million to net income.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Solana Beach entities, the Waikiki Beach Walk entities and First & Main with the historical results or operations of the Company/Predecessor on a pro forma basis, as though the entities had been acquired on January 1, 2010. The pro forma financial information for the three months ended March 31, 2010, also includes the pro forma results of operations for the Landmark At One Market, which was acquired by the Predecessor on June 30, 2010, as though the entity had been acquired on January 1, 2020. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2010. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach entities and Waikiki Beach Walk entities for the three months ended March 31, 2011.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Three Months Ended March 31,
	2011		2010
Total revenue	$53,511		$47,446
Total operating expenses	35,483		31,069
Operating income	18,028		16,377
Net loss	$(31,134	)(1)	$(188)

(1)	The net loss for the three months ended March 31, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach entities and the Waikiki Beach Walk entities.

NOTE 3. INVESTMENTS IN REAL ESTATE JOINT VENTURES

As of December 31, 2010, our Predecessor had four joint venture arrangements with unrelated third parties. We owned from 25% to 80% of each of these ventures. For two of these ventures, we were the general partner or managing member; however, the outside owners were either a co-general partner or had substantive participating rights, and we could not make significant decisions without the outside owners’ approval. Accordingly, we accounted for these investments under the equity method. We acted as the manager of the three properties owned by these two ventures and received fees in accordance with service contracts (Note 15).

For the joint venture that owned a mixed-use property in Honolulu, Hawaii, we had an effective 80% limited ownership interest in the property; however, the outside owner was the managing member and managed the day-to-day business of the property. In addition, we did not have “kick-out” rights relating to the outside owners’ general partner interest. Accordingly, we accounted for these investments under the equity method of accounting.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

The properties owned by these unconsolidated joint ventures at December 31, 2010 were as follows:

Property	Type	Location
Solana Beach Towne Centre	Retail	Solana Beach, CA
Solana Beach Corporate Centre	Office	Solana Beach, CA
Fireman’s Fund Headquarters	Office	Novato, CA
Waikiki Beach Walk	Mixed Use	Honolulu, HI

As noted above, as part of the Formation Transactions, we acquired the unrelated third party’s interest in Solana Beach Towne Centre, Solana Beach Corporate Centre and Waikiki Beach Walk. We consolidated the operations of these properties subsequent to the Formation Transactions. The Predecessor’s ownership interest in Fireman’s Fund Headquarters was not acquired, and rather the ownership interests in this entity were distributed to its owners as part of the Formation Transactions. In addition, we no longer receive fee income from these ventures.

The Waikiki Beach Walk property has a 47.7% investment in WBW CHP LLC, an entity that was formed to construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members. Annual contributions are made to fund maintenance reserves. Upon acquisition of the Waikiki Beach Walk property, the investment in WBW CHP LLC was recorded at its fair value of $0.

NOTE 4. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles, which are included in prepaid and other assets and other liabilities and deferred credits, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
In-place leases	$61,236	$41,108
Accumulated amortization	(32,545)	(30,901)
Above market leases	42,165	33,557
Accumulated amortization	(22,921)	(21,433)

Acquired lease intangible assets, net	$47,935	$22,331

Below market leases	$74,254	$54,576
Accumulated accretion	(22,674)	(21,546)

Acquired lease intangible liabilities, net	$51,580	$33,030

NOTE 5. MARKETABLE SECURITIES

Our portfolio of marketable securities is comprised of debt securities that are classified as trading securities. At March 31, 2011, our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We report our trading securities at fair value, based on quoted market prices (Level 1 of the fair value hierarchy—see Note 6). Gains and losses resulting from the mark-to-market of these securities are recognized as unrealized gains or losses in income. For the three months ended March 31, 2011, we recorded $0.3 million in unrealized losses in our statement of operations, which are included in other income (expense). Unrealized losses were $0.3 million as of March 31, 2011.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 4.5% to 6.7%. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our notes payable is as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$860,127	$879,468	$851,547	$871,016
Unsecured notes payable	—	—	$38,013	$38,023

Due to their related party nature, notes to affiliates cannot be measured at fair value.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

NOTE 7. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Leasing commissions, net of accumulated amortization of $14,571 and $13,750, respectively	$16,707	$11,335
Acquired above market leases, net	19,244	12,124
Acquired in-place leases, net	28,691	10,207
Lease incentives, net of accumulated amortization of $1,572 and $1,480, respectively	2,128	2,220
Other intangible assets, net of accumulated amortization of $2,012 and $1,325, respectively	2,922	364
Debt issuance costs, net of accumulated amortization of $1,668 and $2,469, respectively	3,842	2,233
Prepaid expenses and deposits	2,423	5,883

Total prepaid expenses and other assets	$75,957	$44,366

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of operations. Prepaid expenses and deposits included $5.3 million in costs related to the Offering at December 31, 2010, which were recorded as a reduction of capital at the time of the Offering.

NOTE 8. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Acquired below market leases, net	$51,580	$33,030
Prepaid rent and deferred revenue	5,815	5,257
Straight-line rent liability	946	722
Deferred rent expense and lease intangible	629	—
Deferred compensation	472	—
Other liabilities	67	49

Total other liabilities and deferred credits	$59,509	$39,058

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

NOTE 9. DEBT

The following is a summary of our total debt outstanding as of March 31, 2011 and December 31, 2010 (in thousands):

	Principal Balance as of		Stated Interest Rate as of March 31, 2011	Stated Maturity Date
Description of Debt	March 31, 2011	December 31, 2010
Secured Notes Payable
Valencia Corporate Center (1)(2)(3)	$—	$7,223	N/A	February 1, 2011
Valencia Corporate Center (1)(4)	—	15,639	N/A	October 1, 2012
160 King Street (1)(2)(5)(10)	—	8,564	N/A	November 1, 2012
Carmel Country Plaza (1)(4)	—	10,145	N/A	January 2, 2013
Santa Fe Park RV Resort (1)(4)	—	1,856	N/A	January 2, 2013
Lomas Santa Fe Plaza (1)(4)	—	19,599	N/A	May 1, 2013
Torrey Reserve—South Court (1)(4)	—	12,892	N/A	May 1, 2013
Carmel Mountain Plaza (1)(4)	—	62,907	N/A	June 1, 2013
Alamo Quarry Market (4)(6)	97,507	98,011	5.670%	January 8, 2014
160 King Street (7)	32,560	32,931	5.680%	May 1, 2014
Waikele Center (5)	140,700	140,700	5.145%	November 1, 2014
The Shops at Kalakaua (5)	19,000	19,000	5.449%	May 1, 2015
The Landmark at One Market (5)(6)	133,000	133,000	5.605%	July 5, 2015
Del Monte Center (5)	82,300	82,300	4.926%	July 8, 2015
Rancho Carmel Plaza (1)(4)	—	8,049	N/A	January 1, 2016
Imperial Beach Gardens (5)	20,000	20,000	6.163%	September 1, 2016
Mariner’s Point (5)	7,700	7,700	6.092%	September 1, 2016
Torrey Reserve—ICW Plaza (1)(5)	—	43,000	N/A	February 1, 2017
South Bay Marketplace (5)	23,000	23,000	5.477%	February 10, 2017
Waikiki Beach Walk—Retail (5)	130,310	—	5.390%	July 1, 2017
Solana Beach Corporate Centre III-IV (11)	37,330	—	6.390%	August 1, 2017
Loma Palisades (5)	73,744	73,744	6.090%	July 1, 2018
Torrey Reserve—North Court (4)	22,106	22,165	7.220%	June 1, 2019
Torrey Reserve—Torrey Daycare (1)(8)	—	1,660	N/A	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (4)	7,440	7,462	6.355%	June 1, 2020
Solana Beach Corporate Centre I-II (4)	11,894	—	5.910%	June 1, 2020
Solana Beach Towne Centre (4)	39,648	—	5.910%	June 1, 2020

	878,239	851,547

Unamortized fair value adjustment	(18,112)	—

	860,127	851,547

Unsecured Notes Payable
Waikele Center Notes (1)(2)(5)	—	5,813	N/A	February 15, 2011
Landmark Note (1)(2)(5)	—	19,000	N/A	July 1, 2013
Carmel Mountain Note (1)(2)(5)	—	13,200	N/A	August 1, 2013

	—	38,013

Notes Payable to Affiliates
Del Monte Center Affiliates (1)(9)	—	5,266	N/A	March 1, 2013

Total Debt Outstanding	$860,127	$894,826

(1)	Note was voluntarily repaid in full as part of the Formation Transactions.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

(2)	Loan was fully or partially guaranteed by owners or affiliates.
(3)	Interest rate has floor of 4.50%
(4)	Principal payments based on a 30-year amortization schedule.
(5)	Interest only.
(6)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(7)	Principal payments based on a 20-year amortization schedule.
(8)	Principal payments based on a 25-year amortization schedule. The interest rate will be reset to the greater of 6.50% or LIBOR plus 4.00% on June 1, 2014.
(9)	Principal payments based on a 5-year amortization schedule.
(10)	Secured by the owners’ equity interests in the entity.
(11)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

We used a portion of net proceeds received from the Offering to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs. The defeasance costs of $24.3 million are included in early extinguishment of debt, along with $0.6 million of unamortized deferred loan fees and $0.9 million of unamortized debt fair value adjustments that were written off related to loans repaid at the time of the Offering. Additionally, we paid $9.0 million in loan transfer and consent fees to lenders, which were expensed as incurred, in order for the lenders to consent to the transfer the existing loans at certain properties to the Operating Partnership as part of the Formation Transactions.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of March 31, 2011, we were in compliance with all loan covenants.

Revolving Credit Facility

On January 19, 2011, in connection with the Offering, we entered into the credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. The credit facility has an initial term of three years, and we have the option to extend the term for one additional year if we meet specified requirements. The credit facility has an accordion feature that may allow us to increase the availability thereunder by up to $150.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. The credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

The credit facility includes a number of customary financial covenants, including:

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

•

a minimum tangible net worth equal to at least 75% of our tangible net worth at January 19, 2011, plus 85% of the net proceeds of any additional equity issuances (other than additional equity issuances in connection with any dividend reinvestment program), and

•	a $35.0 million limit on the maximum principal amount of recourse indebtedness we may have outstanding at any time, other than under the credit facility.

The credit facility provides that our annual distributions may not exceed the greater of (1) 95.0% of our funds from operations (“FFO”) or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

We and certain of our subsidiaries guarantee the obligations under the credit facility, and certain of our subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the credit facility.

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years.

NOTE 10. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,396,089 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at March 31, 2011. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

On February 14, 2011, we completed a private placement transaction of 251,050 common units for approximately $5.4 million.

Dividends

During the first quarter of 2011, we declared dividends on our shares of common stock and noncontrolling common units of $0.17 per share and $0.17 unit for the period from and including January 19, 2011 to March 31, 2011. The dividends were declared on March 4, 2011 to holders of record on March 15, 2011, and paid on March 31, 2011.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders and holders of common units, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Stock-Based Compensation

Concurrently with the closing of the Offering, we made grants of restricted shares of our common stock to certain executive officers pursuant to the terms of their employment agreements. These awards were made pursuant to our 2011 Equity Incentive Award Plan (the “2011 Plan”). At such time, we granted to such executive officers a total of 198,000 shares that are subject to timing-based vesting and 297,000 shares that are subject to performance-based vesting, with fair market values of $4.1 million for the timing-based vesting awards and $3.9 million for the performance-based vesting awards. Those awards subject to time-based vesting will vest, subject to the recipient’s continued employment, in two substantially equal installments on each of the third and fourth anniversaries of the date of grant. The vesting of those restricted stock awards subject to performance-based vesting is based on the achievement of absolute and relative total shareholder return hurdles over a three-year performance period, commencing on January 19, 2011. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the executive officer is entitled based on our performance relative to the performance hurdles set forth in the restricted stock award agreement he entered into in connection with his initial award grant. These shares will then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the executive officer’s continued employment on those dates.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Concurrently with the closing of the Offering, we also granted each of our non-employee directors 1,951 restricted shares of our common stock pursuant to the 2011 Plan, other than one who was granted 1,952 restricted shares. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors and had a fair value of $0.2 million.

On March 16, 2011 we granted a total of 123,950 restricted shares of our common stock to certain other employees pursuant to the 2011 Plan with a fair value of $1.6 million. These shares are subject to performance-based vesting, with the terms described above related to performance-based vesting.

For the performance-based stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model. The volatilities of the returns on the stock price of the Company and the group REITs were estimated based on a three year-look back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date. For the restricted stock grants that are time-vesting, we estimate the stock compensation expense based on the fair value of the stock at the grant date.

None of the restricted shares were vested at March 31, 2011. We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.5 million in noncash compensation expense for the three months ended March 31, 2011. Unrecognized compensation expense was $9.2 million.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2011, we had a weighted average of approximately 425,840 unvested shares outstanding which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. Since we were in a net loss position during the three months ended March 31, 2011, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal

We are sometimes involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also, under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the properties due to certain matters relating to the operation of the properties by the tenant.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Commitments

At The Landmark at One Market, we lease, as lessee, a building adjacent to Landmark under an operating lease effective through, June 30, 2016, which we have the option to extend until 2026 by way of two five-year extension options.

We acquired the Waikiki Beach Walk property as part of the Formation Transactions on January 19, 2011. At Waikiki Beach Walk, we sublease a portion of the building in which Quiksilver is currently in possession, under an operating lease effective through December 31, 2021, which we have the option to extend at fair rental value in the event the sublessor extends its lease for the space with the master landlord. The lease payments under the lease will increase by approximately 3.4% annually through 2017 and, thereafter, will be equal to fair rental value, as defined in the lease, through lease expiration.

Current minimum annual payments under the leases are as follows, as of March 31, 2011 (in thousands):

Year Ending December 31,
2011 (nine months ending December 31, 2011)	$1,264
2012	2,436
2013	2,502
2014	2,569
2015	2,636
Thereafter	5,411	(1)

	$16,818

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

We have management agreements with Outrigger Hotels & Resorts or an affiliate thereof (“Outrigger”) pursuant to which Outrigger manages each of the retail and hotel portions of the Waikiki Beach Walk property. Under the management agreement with Outrigger relating to the retail portion of Waikiki Beach Walk (the “retail management agreement”), we pay Outrigger a monthly management fee of 3.0% of net revenues from the retail portion of Waikiki Beach Walk. Pursuant to the terms of the retail management agreement, if the agreement is terminated in certain instances, including our election not to repair damage or destruction at the property, a condemnation or our failure to make required working capital infusions, we would be obligated to pay Outrigger a termination fee equal to the sum of the management fees paid for the two calendar months immediately preceding the termination date. The retail management agreement may not be terminated by us or by Outrigger without cause. Under our management agreement with Outrigger relating to the hotel portion of Waikiki Beach Walk (the “hotel management agreement”), we pay Outrigger a monthly management fee of 6.0% of the hotel’s gross operating profit, as well as 3.0% of the hotel’s gross revenues; provided that the aggregate management fee payable to Outrigger for any year shall not exceed 3.5% of the hotel’s gross revenues for such fiscal year. Pursuant to the terms of the hotel management agreement, if the agreement is terminated in certain instances, including upon a transfer by us of the hotel or upon a default by us under the hotel management agreement, we would be required to pay a cancellation fee calculated by multiplying (1) the management fees for the previous 12 months by (2) (a) eight, if the agreement is terminated in the first 11 years of its term, or (b) four, three, two or one, if the agreement is terminated in the twelfth, thirteenth, fourteenth or fifteenth year, respectively, of its term. The hotel management agreement may not be terminated by us or by Outrigger without cause.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel’s infrastructure is maintained in compliance with the franchisor’s brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel’s gross room revenue through December 2021 and 5.0% of the hotel’s gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel’s gross room revenue.

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

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon and Texas. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 45% of total revenues for the three months ended March 31, 2011. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the three months ended March 31, 2011 and 2010, no tenant accounted for more than 10% of our total rental revenue.

NOTE 12. OPERATING LEASES

Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office, retail and retail portion of our mixed-use property generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs and also may include percentage rents based on the tenant’s level of sales achieved. Leases on apartments generally range from 7 to 15 months, with a majority having 12 month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.

As of March 31, 2011, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office, retail and the retail portion of our mixed-use property are as follows for the years/period ending December 31 (in thousands):

2011 (nine months ending December 31, 2011)	$96,782
2012	122,502
2013	106,280
2014	84,941
2015	75,314
Thereafter	249,469

Total	$735,288

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Minimum rents
Retail	$15,971	$14,322
Office	13,203	5,603
Multifamily	3,037	3,305
Mixed-use	1,799	—
Cost reimbursement	6,071	4,505
Percentage rent	271	116
Hotel revenue	5,445	—
Other	322	244

Total rental income	$46,119	$28,095

Minimum rents include $0.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(0.4) million and $(0.4) million for the three months ended March 31, 2011 and 2010, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Rental operating	$4,652	$3,138
Hotel operating	2,523	—
Repairs and maintenance	1,811	1,346
Marketing	1,310	186
Rent	801	14
Hawaii excise tax	443	282
Management fees	292	28

Total rental expenses	$11,832	$4,994

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

NOTE 14. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Income tax expense	$(251)	$—
Loss from real estate joint ventures	(188)	(1,420)
Acquisition related expenses	(117)	—
Fee income from real estate joint ventures	44	420
Interest and investment income (loss)	(89)	13

Total other income (expense)	$(601)	$(987)

NOTE 15. RELATED PARTY TRANSACTIONS

Prior to the Offering and Formation Transactions, we acted as the manager for certain unconsolidated real estate joint ventures and earned fees for these services (excluding Waikiki Beach Walk). Each unconsolidated joint venture (excluding Waikiki Beach Walk) had a master management agreement with additional agreements covering property management, construction management, acquisition, disposition and leasing and asset management. These agreements provided for the following fees to be paid to us by these unconsolidated joint ventures:

•

Property Management Fees—Property management fees were incurred for the operation and management of the properties. Fees ranged from 1.25% to 5.5% of gross monthly cash collections each month, with minimum monthly fees ranging from $2,500 to $5,000.

•

Construction Management Fees—Construction management fees were incurred for the management and supervision of construction projects owned by the unconsolidated joint ventures. Fees ranged from 3.0% to 5.0% of construction and development costs on buildings and improvements for most properties although certain agreements provided for a flat fee. For tenant improvements, fees were 10.0% of costs for projects where we directly supervised construction subcontractors or 3.0% for projects where we managed a general contractor, plus hourly fees for employees directly working on the tenant improvements.

•

Acquisition and Disposition Fees—Acquisition and disposition fees were incurred for services provided in conjunction with acquisition and disposition of the properties owned by the unconsolidated real estate joint venture. Fees were either 0.5% or 1.0% of the total value of all the acquisition or disposition.

•

Leasing Fees—Leasing fees were incurred for services provided to procure tenants for the properties owned by the unconsolidated joint venture. Fees were 1.0% of the total value of all leases executed for the properties, including new leases, renewals, extensions or other modifications.

•

Asset Management Fees/Financing Fees—Asset management fees were incurred for evaluating property value, performance and/or condition, appealing property assessments or tax valuations, recommending ways to enhance value and procuring financing. The fees were charged at hourly rates ranging from $40 – $125 for asset management services. In addition, financing fees were paid for any permanent financing placed on the properties, with fees of either of 25 –50 basis points of the financed amount or a flat fee of $50,000.

In addition to the fees noted above, certain unconsolidated joint ventures also reimbursed us for monthly maintenance and facilities management services provided to the properties owned by the unconsolidated joint ventures.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Fees earned by us from the unconsolidated joint ventures are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Property management fees	$38	$385
Construction management fees	—	5
Maintenance reimbursements	6	30

	$44	$420

Subsequent to the Formation Transactions, we no longer earn fees from unconsolidated joint ventures.

At March 31, 2011, the accounts receivable balance includes $0.6 million related to amounts receivable from AAI for certain employee related liabilities assumed by the Operating Partnership. At December 31, 2010, accounts payable and accrued expenses include $0.3 million related to amounts paid by AAI on behalf of the properties for loan transfer and consent fee and loan defeasance fee deposits, which was repaid upon completion of the Offering.

Certain affiliated entities made loans to affiliates in order to attain a higher return on excess cash balances, and these loans were classified as notes receivable from affiliates. The notes bore interest at LIBOR and were to be repaid upon demand. The notes receivable were settled as part of the Formation Transactions. A summary of the outstanding notes receivable balances and interest income are as follows (in thousands):

	As of and for the three months ended March 31,
	2011	2010
Notes receivable	$—	$21,769
Interest income	$3	$12

We received unsecured loans on January 15, 2008, from certain of the entities that own Del Monte Center for $12.0 million, the proceeds of which were used to fund construction at the property. The notes bore interest at 10.0% and required monthly principal and interest payments until maturity on March 1, 2013. The notes were classified as notes payable to affiliates. The notes were repaid using proceeds from the Offering or were settled as part of the Formation Transactions. Interest expense related to the notes was $0.03 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

At Valencia Corporate Center and ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.1 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively, is included in rental income. Prepaid rent from Insurance Company of the West of $0.4 million and $0.3 million is included in other liabilities and deferred credits as of March 31, 2011 and December 31, 2010, respectively.

16. SEGMENT REPORTING

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in four business segments: (1) the acquisition, redevelopment, ownership and management of retail real estate, (2) the acquisition, redevelopment, ownership and management of office real estate, (3) the acquisition, redevelopment, ownership and management of multifamily real estate and (4) the acquisition, redevelopment, ownership and management of mixed-use real estate. The products for our retail segment primarily include rental of retail space and other tenant

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

services, including tenant reimbursements, parking and storage space rental. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.

Asset information by segment is not reported because we do not use this measure to assess performance and make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, general and administrative expenses, interest expense and depreciation and amortization expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2011	2010
Total Retail
Property revenue	$21,352	$19,061
Property expense	(5,446)	(4,965)

Segment profit	15,906	14,096

Total Office
Property revenue	14,416	6,301
Property expense	(4,056)	(1,895)

Segment profit	10,360	4,406

Total Multifamily
Property revenue	3,293	3,570
Property expense	(1,161)	(1,090)

Segment profit	2,132	2,480

Total Mixed-use
Property revenue	8,711	—
Property expense	(5,218)	—

Segment profit	3,493	—

Total segments’ profit	$31,891	$20,982

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

The following table is a reconciliation of segment profit to net loss attributable to shareholders (in thousands):

	Three Months Ended March 31,
	2011	2010
Total segments’ profit	$31,891	$20,982
General and administrative	(3,610)	(1,587)
Depreciation and amortization	(12,490)	(7,230)
Interest expense	(13,079)	(10,654)
Early extinguishment of debt	(25,867)	—
Loan transfer and consent fees	(9,019)	—
Gain on acquisition	46,371	—
Other income (expense), net	(601)	(987)

Net income	13,596	524
Net income attributable to restricted shares	(86)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	430
Net income attributable to Predecessor’s controlled owners equity	(16,995)	(954)
Net loss attributable to unitholders in the Operating Partnership	329	—

Net loss attributable to American Assets Trust, Inc. stockholders	$(698)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

Overview

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our operating partnership.

We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon and Hawaii. Our portfolio is comprised of ten retail shopping centers; six office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Our core markets include San Diego, the San Francisco Bay Area and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering, or the Offering, and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of the Offering and the Formation Transactions (defined below) on January 19, 2011, our operations have been carried on through our operating partnership. Our company, as the sole general partner of our operating partnership, or our Operating Partnership, has control of our Operating Partnership and owned 68.0% of our operating partnership as of March 31, 2011. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

Our “Predecessor” is not a legal entity but rather a combination of entities whose assets included entities owned and/or controlled by Ernest S. Rady and his affiliates, including the Rady Trust, which in turn owned (1) controlling interests in entities owning 17 properties and the property management business of American Assets, Inc. and (2) noncontrolling interests in entities owning four properties (the assets described at (1) and (2) are the “Acquired Assets,” and do not include our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns the Fireman’s Fund Headquarters in Novato, California.). The “Formation Transactions” included the acquisition by our Operating Partnership of the (a) Acquired Assets, (b) the entities that own Waikiki Beach Walk (a mixed-used property consisting of a retail portion and a hotel portion), or the Waikiki Beach Walk entities, and (c) the entities that own Solana Beach Towne Centre and Solana Beach Corporate Centre, or the Solana Beach Centre entities (including our Predecessor’s ownership interest in these entities).

As noted above, since the Offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the three months ended March 31, 2010 reflect the results of operations and financial condition for our Predecessor. Our results of operations for the three months ended March 31, 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, and an approximately 364,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon, or First & Main, which was acquired in March 2011. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Critical Accounting Policies

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010. We have not made any material changes to these policies during the periods covered by this report.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table summarizes our consolidated results of operations for the three months ended March 31, 2011 compared to our Predecessor’s combined results of operations for the three months ended March 31, 2010. As of March 31, 2011, our operating portfolio was comprised of 21 retail, office, multifamily and mixed-use properties with an aggregate of approximately 4.8 million rentable square feet of retail and office space, 922 residential units (including 122 RV spaces) and a 369-room hotel. As of March 31, 2010, our Predecessor’s operating portfolio was comprised of 16 properties with an aggregate of approximately 3.6 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). At March 31, 2010, our Predecessor had noncontrolling investments in five properties, which were accounted for under the equity method of accounting. The Landmark at One Market was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting.

The following table sets forth selected data from our consolidated/combined statements of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	%
Revenues
Rental income	$46,119	$28,095	$18,024	64%
Other property income	1,653	837	816	97

Total property revenues	47,772	28,932	18,840	65

Expenses
Rental expenses	11,832	4,994	6,838	137
Real estate taxes	4,049	2,956	1,093	37

Total property expenses	15,881	7,950	7,931	100

Total property income	31,891	20,982	10,909	52

General and administrative	(3,610)	(1,587)	(2,023)	127
Depreciation and amortization	(12,490)	(7,230)	(5,260)	73
Interest expense	(13,079)	(10,654)	(2,425)	23
Early extinguishment of debt	(25,867)	—	(25,867)	(100)
Loan transfer and consent fees	(9,019)	—	(9,019)	(100)
Gain on acquisition	46,371	—	46,371	100
Other income (expense), net	(601)	(987)	386	(39)

Total other, net	(18,295)	(20,458)	2,163	(11)

Net income	13,596	524	13,072	2,495
Net income attributable to restricted shares	(86)	—	(86)	(100)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	430	2,028	472
Net income attributable to Predecessor’s controlled owners equity	(16,995)	(954)	(16,041)	1,681
Net loss attributable to unitholders in the Operating Partnership	329	—	329	100

Net loss attributable to American Assets Trust, Inc. stockholders	$(698)	$—	$(698)	(100)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $18.9 million, or 65%, to $47.8 million for the three months ended March 31, 2011 compared to $28.9 million for the three months ended March 31, 2010. The percentage leased was as follows for each segment as of March 31, 2011 and 2010:

	Percentage Leased (1) March 31,
	2011		2010
Retail	94.3	% (2)	95.8%
Office	93.4		87.7
Multifamily	92.1		92.7
Mixed-Use	97.8	(3)	—

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2011.
(2)	The percentage leased includes the vacant building acquired at Carmel Mountain Plaza in November 2010. Excluding the acquired building, the percentage leased is 96.9%.
(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $18.0 million, or 64%, to $46.1 million for the three months ended March 31, 2011 compared to $28.1 million for the three months ended March 31, 2010. Rental revenue by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	%
Retail	$21,009	$18,721	$2,288	12%
Office	14,050	6,067	7,983	132
Multifamily	3,039	3,307	(268)	(8)
Mixed-Use	8,021	—	8,021	100

	$46,119	$28,095	$18,024	64%

The increase in retail rental revenue was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental revenue of $1.6 million from acquisition through March 31, 2011. Excluding the acquisition, retail rental revenue increased $0.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to the increase in percentage leased.

The increase in office rental revenue was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had rental revenue of $6.0 million, $1.2 million and $0.6 million, respectively, from acquisition through March 31, 2011 (for the three months ended March 31, 2011 for The Landmark at One Market). Excluding these acquisitions, office rental revenue increased $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to the increase in percentage leased.

The decrease in multifamily rental revenue was primarily due to a decline in the percentage leased.

The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Other property income. Other property income increased $0.8 million, or 97%, to $1.6 million for the three months ended March 31, 2011, compared to $0.8 million for the three months ended March 31, 2010. Other property income by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	%
Retail	$343	$340	$3	1%
Office	366	234	132	56
Multifamily	254	263	(9)	(3)
Mixed-Use	690	—	690	100

	$1,653	$837	$816	97%

The majority of retail other property income consists of the Hawaii general excise tax that is billed to tenants at the rate of 4.71%, but is then remitted to the state at 4.5% and included in rental expenses. The Hawaii general excise tax was $0.3 million for the three months ended March 31, 2011 and 2010.

The increase in office other property income was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, which had other property income of $0.1 million for the three months ended March 31, 2011. Excluding the acquisition, office other property income increased due to additional parking income at one office building.

The decrease in multifamily other property income was primarily due to the decrease in percentage leased.

The other property income for our mixed-use segment represents parking income related to retail tenants and guests and sales of food and beverages and other services provided to hotel guests. The increase in mixed-use other property income was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses, real estate taxes and hotel operating expenses. Total property expenses increased by $7.9 million, or 100%, to $15.9 million for the three months ended March 31, 2011, compared to $8.0 million for the three months ended March 31, 2010. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $6.8 million or 137% to $11.8 million for the three months ended March 31, 2011, compared to $5.0 million for the three months ended March 31, 2010. Rental expense by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	%
Retail	$3,256	$2,813	$443	16%
Office	2,736	1,267	1,469	116
Multifamily	985	914	71	8
Mixed-Use	4,855	—	4,855	100

	$11,832	$4,994	$6,838	137%

Rental expenses include the following general categories: facilities services, repairs and maintenance, utilities, onsite payroll expense, Hawaii excise tax, third-party management fees, insurance, marketing and hotel operating expenses.

The increase in retail rental expenses was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental expenses of $0.2 million from acquisition through March 31, 2011. Excluding the acquisition, rental expenses increased $0.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to the increase in the percentage leased.

The increase in office rental expenses was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had rental expenses of $1.4 million, $0.2 million and $0.1 million, respectively, from acquisition through March 31, 2011 (for the three months ended March 31, 2011 for The Landmark at One Market). Excluding the acquisition, office rental expenses decreased $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease was primarily due to cost containment efforts.

The increase in multifamily rental expenses was primarily due to increased marketing and repair and maintenance expense in order to attract new tenants.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Real Estate Taxes. Real estate tax expense increased $1.1 million, or 37%, to $4.1 million for the three months ended March 31, 2011, compared to $3.0 million for the three months ended March 31, 2010. Real estate tax expense by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	%
Retail	$2,189	$2,152	$37	2%
Office	1,321	628	693	110
Multifamily	176	176	—	—
Mixed-Use	363	—	363	100

	$4,049	$2,956	$1,093	37%

The increase in retail real estate taxes was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had real estate taxes of $0.08 million from acquisition through March 31, 2011, offset by a lower tax assessment at the Alamo Quarry Market property.

The increase in office real estate taxes was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010 and Solana Beach Corporate Centre on January 19, 2011, which had real estate taxes of $0.6 million and $0.1 million, respectively, from acquisition through March 31, 2011 (for the three months ended March 31, 2011 for The Landmark at One Market).

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Property Operating Income.

Property operating income increased $10.9 million, or 52%, to $31.9 million for the three months ended March 31, 2011, compared to $21.0 million for the three months ended March 31, 2010. Property operating income by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2011	2010
Retail	$15,907	$14,096	$1,811	13%
Office	10,360	4,406	5,954	135
Multifamily	2,132	2,480	(348)	(14)
Mixed-Use	3,492	—	3,492	100

	$31,891	$20,982	$10,909	52%

The increase in retail property operating income was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had property operating income of $1.3 million from acquisition through March 31, 2011. On a same-store basis, the retail property operating income increased $0.5 million, or 3.4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The same-store increase was primarily due to an increase in the percentage leased for the retail properties.

The increase in office property operating income was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had property operating income of $4.1 million, $1.0 million and $0.5 million, respectively, from acquisition through March 31, 2011 (for the three months ended March 31, 2011 for The Landmark at One Market). On a same-store basis, office property operating income increased $0.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to the increase in percentage leased.

The decrease in multifamily property operating income was due to a decline in the percentage leased and increased marketing and repair and maintenance expense in order to attract new tenants, which lead to an increase in the percentage leased at quarter-end.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Other

General and administrative. General and administrative expenses increased $2.0 million, or 127%, to $3.6 million for the three months ended March 31, 2011, compared to $1.6 million for the three months ended March 31, 2010. This increase was due primarily to higher personnel costs as a result of the Offering, including stock-based compensation expense, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $5.3 million, or 73%, to $12.5 million for the three months ended March 31, 2011, compared to $7.2 million for the three months ended March 31, 2010. This increase was due primarily to amortization and depreciation attributable to the acquired properties.

Interest expense. Interest expense increased $2.4 million, or 23%, to $13.1 million for the three months ended March 31, 2011 compared with $10.7 million for the three months ended March 31, 2010. This increase was primarily due to interest expense on the acquired debt for the acquired properties plus commitment fees on the revolving line of credit, offset by repayment of $316.8 million of outstanding debt at the time of the Offering.

Early extinguishment of debt. Early extinguishment of debt includes $24.3 million in defeasance costs, $0.6 million of unamortized deferred loan fees and $0.9 million of unamortized debt fair value adjustments that were written off related to loans repaid at the time of the Offering.

Loan transfer and consent fees. Loan transfer and consent fees relate to fees paid to lenders in order for the lenders to consent to the transfer the existing loans at certain properties to the Operating Partnership as part of the Formation Transactions.

Gain on acquisition. The gain on acquisition relates to the gains recognized on the acquisition of the outside ownership interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

Other income (expense), net. Other expense, net decreased $0.4 million, or 39%, to $0.6 million for the three months ended March 31, 2011, compared to $1.0 million for the three months ended March 31, 2010. Other expense is comprised of interest and investment income, which included a $0.3 million loss on our marketable securities, acquisition related expenses related to the First & Main acquisition, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. Fee income from real estate joint ventures is also included, which decreased related to our acquisition of the Solana Beach Centre entities on January 19, 2011 and The Landmark at One Market on June 30, 2010, in addition to not providing management services and recognizing the related fees to the Fireman’s Fund Headquarters after the Offering. Finally, income from real estate joint ventures is included, and as the real estate joint ventures were acquired on January 19, 2011, we only recorded our share of the real estate joint ventures’ losses through January 18, 2011. Subsequently, the operations for these entities were included in consolidated revenues and expenses.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to stockholders and holders of common units. As of March 31, 2011, we held $100.4 million in cash and cash equivalents and $32.8 million in marketable securities that are classified as trading securities.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and the proceeds of our initial public offering and, if necessary, borrowings available under the credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions, tenant improvements and non-recurring capital improvements. We expect to meet our long-term liquidity requirements to pay scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our credit facility pending permanent financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, as a new public company, we cannot be assured that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

Contractual Obligations

The following table outlines the timing of required payments related to our commitments as of March 31, 2011 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$878,239	$4,495	$5,021	$96,608	$169,962	$235,991	$366,162
Interest payments	257,018	49,676	49,313	48,178	39,864	25,973	44,014
Operating lease (1)	16,818	1,865	2,453	2,519	2,585	2,653	4,743
Tenant-related commitments	10,706	7,859	1,788	1,060	—	—	—

Total	$1,162,781	$63,895	$58,575	$148,365	$212,411	$264,617	$414,919

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period as the stated rate for February 2017 of $61,690.

Indebtedness Outstanding

The following table sets forth information as of March 31, 2011, with respect to our indebtedness (dollars in thousands):

Debt	Principal Balance at March 31, 2011	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	97,507	5.67%	7,567	January 8, 2014	91,717
160 King Street (3)	32,560	5.68%	3,350	May 1, 2014	27,513
Waikele Center (4)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(4)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (4)	82,300	4.93%	4,121	July 8, 2015	82,300
Imperial Beach Gardens (4)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,330	6.39%	2,418	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09%	4,553	July 1, 2018	73,744
Torrey Reserve—Pacific North Court (1)	22,106	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VC1, VC2, VC3 (1)	7,440	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,894	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	39,648	5.91%	2,849	June 1, 2020	33,898

Total	$878,239		$54,107		$854,069

Unamortized fair value adjustment	(18,112)

Debt Balance	$860,127

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of March 31, 2011, we were in compliance with all loan covenants.

Description of Certain Debt

The following is a summary of the material provisions of the loan agreements evidencing our material debt outstanding as of March 31, 2011.

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

Mortgage Loan Secured by Waikiki Beach Walk—Retail

The retail portion of Waikiki Beach Walk is subject to senior mortgage debt with an original principal amount of $130.3 million, which is securitized debt that is currently held by KeyCorp Real Estate Capital Markets, Inc. d/b/a Key Bank Real Estate Capital as Master Servicer in trust for Wells Fargo Bank, N.A., as trustee for the registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2008-C1.

Maturity and Interest. The loan has a maturity date of July 1, 2017 and bears interest at a rate per annum of 5.387%. This is an interest only loan.

Security. The loan was made to a single borrower subsidiary, and is secured by a first-priority deed of trust lien on the retail portion of Waikiki Beach Walk, a security interest in all personal property used in connection with therewith and an assignment of all leases, rents and security deposits relating to the retail portion of the property.

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

Revolving Credit Facility

On January 19, 2011, upon completion of the Offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. The credit facility has an initial term of three years, and we have the option to extend the term for one additional year if we meet specified requirements. The credit facility also has an accordion feature that may allow us to increase the availability thereunder by up to $150.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The credit facility bears interest at the rate of either LIBOR or a base rate, plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.

The credit facility includes a number of customary financial covenants, including:

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

•	a $35.0 million limit on the maximum principal amount of recourse indebtedness we may have outstanding at any time, other than under credit facility.

The credit facility provides that our annual distributions may not exceed the greater of (1) 95.0% of our funds from operations, or FFO, or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.

We and certain of our subsidiaries guarantee the obligations under the credit facility, and certain of our subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the credit facility

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Cash Flows

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Cash and cash equivalents were $100.4 million and $24.3 million, at March 31, 2011 and 2010, respectively.

Net cash provided by operating activities increased $5.0 million to $15.3 million for the three months ended March 31, 2011, compared to $10.3 million for the three months ended March 31, 2010. The increase is due to the acquisitions of The Landmark at One Market, the Solana Beach Centre entities, and the Waikiki Beach Walk entities.

Net cash used in investing activities increased $146.9 million to $149.5 million for the three months ended March 31, 2011, compared to $2.6 million for the three months ended March 31, 2010. The increase was primarily due to the acquisition of First & Main for $128.9 million and the purchase of $33.1 million of marketable securities, offset by cash received from the acquisition of the controlling interest in the Solana Beach Centre entities and the Waikiki Beach Walk entities of $15.2 million.

Net cash provided by financing activities increased $200.3 million to $192.7 million for the three months ended March 31, 2011, compared to net cash used of $7.6 million for the three months ended March 31, 2010. The increase was primarily due to the proceeds from the issuance of shares of our common stock in connection with the Offering, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions and payment of dividends. Additionally, we had proceeds of $5.4 million from a private placement of common units that closed on February 14, 2011.

Funds from Operations

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2011 to net income, the nearest GAAP equivalent (in thousands, except per share data):

Three Months Ended March 31, 2011
Funds from Operations (FFO)
Net income	$13,596
Plus: Real estate depreciation and amortization	12,490
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	688

Funds from operations	$26,774
Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	(16,973)
Less: Nonforfeitable dividends on incentive restricted stock awards	(50)

FFO attributable to common stock and units	$9,751

FFO per diluted share/unit	$0.21

Weighted average number of common shares and units, diluted	45,734,618 (1)

(1)	For the three months ended March 31, 2011, the weighted average common shares used to compute FFO per diluted share include operating partnership units and unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS. Conversion of these operating partnership units and vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares for the three months ended March 31, 2011, but is anti-dilutive for the computation of diluted EPS for the period due to the net loss attributable to common stockholders. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. The weighted average shares outstanding have been weighted for the full quarter, not the date of our initial public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of March 31, 2011, we do not hold any derivative financial instruments.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on the fair value of our total outstanding debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2011, we had $860.1 million of fixed-rate debt outstanding with an estimated fair value of $879.5 million. If interest rates at March 31, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $36.2 million. If interest rates at March 31, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $38.2 million.

At March 31, 2011, our only variable interest rate debt is our credit facility, which has not been drawn upon to date.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2011, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We may be subject to on-going litigation, including existing claims relating to American Assets, Inc., or AAI, certain prior direct and indirect owners of our portfolio and the properties comprising our portfolio and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

In addition, AAI (which is a prior investor in our properties and a participant in the Formation Transactions), the Rady Trust and Mr. Rady are subject to on-going litigation filed in California Superior Court in 2009 by four direct and indirect stockholders of AAI, alleging, among other things that Mr. Rady breached his fiduciary duties to the plaintiffs in his capacity as an officer, director and controlling shareholder of AAI. The claims brought by the plaintiffs include direct and derivative claims for an accounting, injunctive and declaratory relief, and involuntary dissolution of AAI, in addition to claims for an unspecified amount of damages. In order to obtain authorization to effectuate the Formation Transactions, we solicited the consent of the prior investors in our properties pursuant to a confidential private placement memorandum. In response to this solicitation, each of the three prior investors who is also a plaintiff in this matter provided his or her consent to the Formation Transactions and, in connection therewith, agreed to waive any claims against us for alleged breaches of fiduciary by Mr. Rady in his capacity as a director, officer or stockholder of AAI.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2011, in connection with the Formation Transactions, we issued to the prior investors in our properties an aggregate of 7,030,084 shares of our common stock and 18,145,039 common units, with an aggregate value of $516.1 million. The issuance of such shares and units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D of the Securities Act of 1933. Pursuant to the partnership agreement, limited partners of our operating partnership and some assignees of limited partners will have the right, beginning 14 months after the completion of the Offering, to require our operating partnership to redeem part or all of their common units for cash equal to the then-current market value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement), or, at our election, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

On January 19, 2011, we completed the Offering, a sale of 31,625,000 shares of common stock at an offering price of $20.50 per share pursuant to (1) a Registration Statement on Form S-11, as amended (Reg. No. 333-169326) that was declared effective by the SEC on January 12, 2011 and (2) an immediately effective Registration Statement on Form S-11 (Reg. No. 333-171680) filed with the SEC on January 13, 2011 pursuant to Rule 462(b) of the Securities Act. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Morgan Stanley & Co. Incorporated acted as joint book-running managers for the Offering and as representatives of the underwriters. We received net proceeds from the Offering of approximately $594.6 million, reflecting the gross proceeds of $648.3 million, net of underwriting fees of $45.4 million and Offering expenses of $8.3 million.

We contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $342.0 million to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs of $24.3 million;

•	$10.8 million for loan transfer and consent fees and credit facility origination fees; and

•	approximately $6.1 million to pay non-accredited prior investors in connection with the Formation Transactions.

Subsequent to the Offering, on March 11, 2011, we used approximately $129.0 million of the net proceeds to acquire First & Main.

Of the remaining proceeds, we intend to use (1) up to $8.5 million for tenant improvements and leasing commissions at The Landmark at One Market; (2) up to $2.0 million to pay costs related to the renovation of Solana Beach Towne Centre; and (3) the remainder for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on January 14, 2011.

We invested the net proceeds in a money market account and GNMA securities in a manner that is consistent with our intention to qualify as a REIT for U.S. federal income tax purposes. As of March 31, 2011, approximately $105.6 million remains for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, leasing commissions and potentially paying dividends.

On February 14, 2011, we completed a private placement transaction of 251,050 common units for approximately $5.4 million. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act. Pursuant to the partnership agreement, limited partners of our operating partnership and some assignees of limited partners will have the right, beginning 14 months after the completion of the Offering, to require our operating partnership to redeem part or all of their common units for cash equal to the then-current market value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement), or, at our election, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.

3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011

10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011

10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan

10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)

10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)

10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers

10.7(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011

10.8(2)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011

10.9(1)	Form of Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and each of John W. Chamberlain, Robert F. Barton, Adam Wyll and Patrick Kinney

10.10(2)	Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady, dated January 19, 2011

10.11(1)	Independent Director Compensation Policy

10.12(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011

10.13(3)	Credit Agreement among American Assets Trust, L.P., as the Borrower, American Assets Trust, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and Wells Fargo Bank, N.A., as Syndication Agent and KeyBank National Association and Royal Bank of Canada as Co- Documentation Agents, dated January 19, 2011

10.14(4)	Purchase Agreement between Two Main Development LLC, as Seller, and American Assets Trust, L.P., as Buyer, dated March 1, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Registration Statement of Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.
(2)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(3)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.
(4)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

Date: May 13, 2011	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)