Form 10-Q
period 2011-06-30
American Assets Trust, Inc.
filed 2011-08-12
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     ☒   Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of Registrant’s common shares outstanding on August 12, 2011 was 39,283,796.

AMERICAN ASSETS TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Real estate, at cost
Operating real estate	$1,633,287	$1,156,091
Construction in progress	1,144	925
Held for development	8,756	8,081

	1,643,187	1,165,097
Accumulated depreciation	(240,603)	(221,997)

Net real estate	1,402,584	943,100
Cash and cash equivalents	92,535	41,953
Restricted cash	8,077	4,729
Marketable securities	31,445	—
Accounts receivable, net	4,944	1,573
Deferred rent receivables, net	21,665	20,051
Notes receivable from affiliate	—	21,769
Investment in real estate joint ventures	—	39,816
Prepaid expenses and other assets	69,915	44,366
Purchase deposits	91,600	—

Total assets	$1,722,765	$1,117,357

Liabilities and equity
Liabilities:
Secured notes payable	$944,279	$851,547
Unsecured notes payable	—	38,013
Notes payable to affiliates	—	5,266
Accounts payable and accrued expenses	20,007	11,644
Security deposits payable	4,302	2,648
Other liabilities and deferred credits	56,922	39,058
Distributions in excess of earnings on real estate joint ventures	—	14,060

Total liabilities	1,025,510	962,236

Commitments and contingencies (Note 11)

Equity:
Owners’ equity	—	121,874
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 authorized, 39,281,839 outstanding at June 30, 2011	393	—
Additional paid-in capital	652,220	—
Accumulated deficit	(15,168)	—

Total American Assets Trust, Inc. stockholders’ equity	637,445	—

Noncontrolling interests
Owners in consolidated real estate entities	—	33,247
Unitholders in the Operating Partnership	59,810	—

	59,810	33,247

Total equity	697,255	155,121

Total liabilities and equity	$1,722,765	$1,117,357

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Rental income	$49,794	$28,414	$95,913	$56,509
Other property income	2,485	873	4,402	1,710

Total revenue	52,279	29,287	100,315	58,219

Expenses:
Rental expenses	14,572	4,870	27,039	9,864
Real estate taxes	5,617	2,992	9,666	5,948
General and administrative	3,825	1,821	7,064	3,408
Depreciation and amortization	14,277	7,509	26,767	14,739

Total operating expenses	38,291	17,192	70,536	33,959
Operating income	13,988	12,095	29,779	24,260
Interest expense	(14,063)	(10,624)	(27,142)	(21,278)
Early extinguishment of debt	—	—	(25,867)	—
Loan transfer and consent fees	—	—	(9,019)	—
Gain on acquisition	—	4,297	46,371	4,297
Other income (expense), net	530	71	(71)	(916)

Net income	455	5,839	14,051	6,363
Net income attributable to restricted shares	(132)	—	(218)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	469	2,458	899
Net income attributable to Predecessor’s controlled owners’ equity	—	(6,308)	(16,995)	(7,262)
Net (income) loss attributable to unitholders in the Operating Partnership	(104)	—	225	—

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$219	$—	$(479)	$—

Net income (loss) attributable to common stockholders per share—basic	$0.01		$(0.01)

Net income (loss) attributable to common stockholders per share—diluted	$0.01		$(0.01)

Weighted average shares of common stock outstanding—basic	38,655,084		34,810,932

Weighted average shares of common stock outstanding—diluted	57,051,173		34,810,932

Dividends declared per common share	$0.21		$0.38

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Equity

(Unaudited)

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Predecessor’s Controlled Owners’ Equity	Noncontrolling Interests - Unitholders in the Operating Partnership	Predecessor’s Noncontrolling Interests - Owners in Consolidated Entities	Total
	Common Shares		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance at December 31, 2010	—	$—	$—	$—	$121,874	$—	$33,247	$155,121
Net income (loss)	—	—	—	(261)	16,995	(225)	(2,458)	14,051
Distributions	—	—	—	—	(33,435)	—	(6,525)	(39,960)
Proceeds from sale of common stock, net	31,625,000	316	587,695	—	—	—	—	588,011
Cash paid to non-accredited investors	—	—	—	—	—	—	(6,075)	(6,075)
Issuance of restricted stock	628,706	6	(6)	—	—	—	—	—
Forfeiture of restricted stock	(1,951)	—	—	—	—	—	—	—
Issuance of common shares and units for acquisition of properties	262,486	3	6,081	—	—	27,770	—	33,854
Proceeds from private placement	—	—	—	—	—	5,410	—	5,410
Notes receivable from affiliate settled in common units	—	—	—	—	—	(21,797)	—	(21,797)
Notes payable to affiliates settled in common units	—	—	—	—	—	828	—	828
Dividends declared and paid	—	—	—	(14,907)	—	(6,991)	—	(21,898)
Stock-based compensation	—	—	1,190	—	—	—	—	1,190
Distribution of investment in joint venture not acquired	—	—	—	—	(9,084)	—	(2,396)	(11,480)
Exchange of owners’ equity for common stock and units	6,767,598	68	57,260	—	(96,350)	54,815	(15,793)	—

Balance at June 30, 2011	39,281,839	$393	$652,220	$(15,168)	$—	$59,810	$—	$697,255

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$14,051	$6,363
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(731)	361
Depreciation and amortization	26,767	14,739
Amortization of debt issuance costs and debt fair value adjustments	1,895	317
Early extinguishment of debt	25,867	—
Loan transfer and consent fees	9,019	—
Gain on acquisition of controlling interests	(46,371)	(4,297)
Stock-based compensation expense	1,190	—
Loss from real estate joint ventures	188	2,890
Distribution of earnings from real estate joint ventures	—	3,354
Other, net	935	254
Changes in operating assets and liabilities
Change in restricted cash	(211)	(47)
Change in accounts receivable	(1,510)	944
Change in prepaid expenses and other assets	112	653
Change in accounts payable and accrued expenses	(1,467)	(488)
Change in security deposits and other liabilities	(1,027)	(35)

Net cash provided by operating activities	28,707	25,008

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(128,877)	(19,718)
Deposit on property acquisition	(91,600)	—
Capital expenditures	(2,814)	(2,351)
Change in restricted cash	(1,359)	16
Cash acquired from acquisition of controlling interests in real estate joint ventures	15,222	—
Leasing commissions	(871)	(776)
Purchase of marketable securities	(33,103)	—
Maturity of marketable securities	1,710	—
Distribution of capital from real estate joint ventures	—	10,607
Issuance of notes receivable to affiliate	—	(800)

Net cash used in investing activities	(241,692)	(13,022)

FINANCING ACTIVITIES
Issuance of secured notes payable	84,500	7,500
Repayment of secured notes payable	(262,003)	(9,053)
Defeasance costs on repayment of secured notes payable	(24,345)	—
Loan transfer and consent fees paid	(8,350)	—
Issuance of unsecured notes payable	—	23,000
Repayment of unsecured notes payable	(38,013)	(2,382)
Repayment of notes payable to affiliates	(19,279)	(1,171)
Debt issuance costs	(2,961)	(365)
Proceeds from issuance of common stock, net	596,541	—
Proceeds from private placement of common units	5,410	—
Dividends paid to common stock and unitholders	(21,898)	—
Payments to nonaccredited investors	(6,075)	—
Distributions to Predecessor’s controlling and non-controlling interests	(39,960)	(22,112)

Net cash provided by (used in) financing activities	263,567	(4,583)

Net increase in cash and cash equivalents	50,582	7,403
Cash and cash equivalents, beginning of period	41,953	24,189

Cash and cash equivalents, end of period	$92,535	$31,592

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2011

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

Our “Predecessor” is not a legal entity but rather a combination of entities whose assets included entities owned and/or controlled by Ernest S. Rady and his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983 (the “Rady Trust”), which in turn owned (1) controlling interests in entities owning 17 properties and the property management business of American Assets, Inc. (“AAI”) (the “controlled entities”), and (2) noncontrolling interests in entities owning four properties (the “noncontrolled entities”) (the assets described at (1) and (2) are the “Acquired Assets,” and do not include our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns the Fireman’s Fund Headquarters in Novato, California). The Formation Transactions included the acquisition by our Operating Partnership of the (a) Acquired Assets, (b) the entities that own Waikiki Beach Walk (a mixed-used property consisting of a retail portion and a hotel portion) (the “Waikiki Beach Walk entities”) and (c) the entities that own Solana Beach Towne Centre and Solana Beach Corporate Centre (the “Solana Beach Centre entities”) (including our Predecessor’s ownership interest in these entities).

The Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our Operating Partnership, (2) succeed to the property management business of AAI, (3) facilitate the Offering, and (4) qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011. As a result of the Formation Transactions, we are a vertically integrated and self-administered REIT with approximately 110 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

Since these transactions occurred on January 19, 2011, the financial condition and results of operations for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our financial condition as of December 31, 2010 and results of operations for the six months ended June 30, 2010 reflect the financial condition and results of operations for our Predecessor. Our financial condition as of June 30, 2011 and results of operations for the six months ended June 30, 2011 reflect the financial condition and results of operation for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, and the First & Main property acquired subsequent to the Offering in March 2011. We have included the results of operations for the acquired entities in our consolidated statements of operations from the date of acquisition.

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

As of June 30, 2011, we owned or had a controlling interest in 21 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

Valencia Corporate Center

160 King Street

The Landmark at One Market

First & Main

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Supplemental cash flow information
Cash paid for interest	$25,747	$21,165

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for property under development	$828	$804

Assumption of debt upon acquisition (Note 2)	$268,008	$133,000

Assumption of notes to affiliates upon acquisition (Note 2)	$14,824	$—

Acquisition of working capital deficit, net of cash (Note 2)	$(3,036)	$(1,972)

Distribution of investment in joint venture not acquired	$11,480	$—

Issuance of common shares and units for acquisition of properties	$33,854	$—

Notes receivable from affiliate settled in common units	$21,797	$—

Notes payable to affiliates settled in common units	$828	$—

Reduction to capital for prepaid Offering costs	$1,974	$—

Transfer taxes accrued at time of Offering	$6,556	$—

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Offering Costs

In connection with the Offering, affiliates incurred legal, accounting and related costs, which were assumed or reimbursed by the Company upon the consummation of the Offering and such costs were deducted from the gross proceeds of the Offering.

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed rent escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risks. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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

We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectibility of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At June 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $2.0 million and $1.0 million, respectively.

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

We receive various fee income from unconsolidated real estate joint ventures including property management fees, construction management fees, acquisition and disposition fees, leasing fees, asset management fees and financing fees. Fee income is recorded as earned in accordance with the respective fee agreement. Profit from these fees, if any, is eliminated to the extent of our ownership interest in these entities. Subsequent to the Formations Transactions and the acquisition of the outside interests in unconsolidated joint ventures, we no longer earn fee revenue (Note 15).

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the six months ended June 30, 2011 and 2010, real estate depreciation expense was $19.9 million and $12.6 million, respectively.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenant’s long term business prospects and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of operations. The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of operations. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense. Acquisition-related expenses are expensed in the period incurred.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than three months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. No losses have been experienced related to such accounts.

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

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” For the six months ended June 30, 2011, $0.6 million in debt issuance costs were written off and included in early extinguishment of debt.

Purchase deposit

Purchase deposit relates to the acquisition of the Lloyd District Portfolio. Such acquisition was completed on July 1, 2011 (Note 17).

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

We consolidate those ventures that are considered to be VIEs where we are the primary beneficiary. For non-VIEs, the Predecessor combined those ventures that Ernest Rady controlled through majority ownership interests or where the Predecessor was the managing member and the partner did not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those ventures where we do not have control over operating and financial policies. Under the equity method of accounting, the investment in each venture is included on our balance sheet; however, the assets and liabilities of the ventures for which we use the equity method are not included in the balance sheet. The investment is adjusted for contributions, distributions and our proportionate share of the net earnings or losses of each respective venture.

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

Deferred Compensation

Our Operating Partnership has adopted the American Assets Trust Executive Deferral Plan V (“EDP V”) and the American Assets Trust Executive Deferral Plan VI (“EDP VI”). These plans were adopted by our Operating Partnership as successor plans to those deferred compensation plans maintained by AAI in which certain employees of AAI, who were transferred to us in connection with the Offering (the “Transferred Participants”), participated prior to the Offering. EDP V and EDP VI contain substantially the same terms and conditions as these predecessor plans. AAI transferred to our Operating Partnership the Transferred Participants’ account balances under the predecessor plans. These transferred account balances represent amounts deferred by the Transferred Participants prior to the Offering while they were employed by AAI.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Subsequent to the Offering, we intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ending December 31, 2011. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We, together with one of our subsidiaries, will elect to treat such subsidiary as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

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

Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended ASC Topic 820, Fair Value Measurement. ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. We do not believe the adoption of ASU 2011-05 will have significant impact on our disclosures of comprehensive income.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

NOTE 2. REAL ESTATE

As noted above, as part of the Formation Transactions, we acquired the controlling interests in the Waikiki Beach Walk entities and the Solana Beach Centre entities for Operating Partnership units and common shares with a value of approximately $33.9 million. The contribution or acquisition by merger of interests in these entities was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. Prior to acquisition, our Predecessor had an 80% noncontrolling interest in the Waikiki Beach Walk entities and a 50% noncontrolling interest in the Solana Beach Centre entities. Upon acquisition, we remeasured the assets and liabilities at fair value and recorded gains of $4.8 million and $41.6 million on the Waikiki Beach Walk entities and the Solana Beach Centre entities, respectively, which are classified as gain on acquisition in the accompanying statement of operations. These gains were calculated based on the difference between the fair value of our Predecessor’s ownership interests of $31.3 million and $26.0 million compared to the Predecessor’s historical cost interests of $26.5 million and $(15.6) million in the Waikiki Beach Walk entities and Solana Beach Centre entities, respectively.

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

We have included the results of operations for each of these acquired entities in our consolidated statements of operations from January 19, 2011, the date of acquisition. For the period January 19, 2011 through June 30, 2011, the acquired entities contributed $26.6 million to total revenue, $22.2 million to operating expenses, $4.4 million to operating income and $(4.3) million to net income.

On March 11, 2011, we acquired an approximately 364,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon (“First & Main”). The purchase price for First & Main was approximately $128.9

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

Land	$14,697
Building	102,597
Land improvements	151
Tenant improvements	6,991

Total real estate	124,436
Accounts receivable, net	153
Lease intangibles	9,578
Prepaid expenses and other assets	296

Total assets	$134,463

Accounts payable and accrued expenses	$387
Below market lease intangible	5,199

Total liabilities	$5,586

We have included the results of operations for First & Main in our consolidated statements of operations from March 11, 2011, the date of acquisition. For the period March 11, 2011 through June 30, 2011, First & Main contributed $3.4 million to total revenue, $2.5 million to operating expenses, $0.9 million to operating income and $0.6 million to net income.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Solana Beach Centre entities, the Waikiki Beach Walk entities and First & Main with the historical results of operations of the Company/Predecessor on a pro forma basis, as though the entities had been acquired on January 1, 2010. The pro forma financial information for the six months ended June 30, 2010, also includes the pro forma results of operations for The Landmark at One Market, which was acquired by the Predecessor on June 30, 2010, as though the entity had been acquired on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2010. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach Centre entities and Waikiki Beach Walk entities for the six months ended June 30, 2011 and The Landmark at One Market for the six months ended June 30, 2010.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Six Months Ended June 30,
	2011		2010
Total revenue	$104,398		$96,303
Total operating expenses	73,536		63,127
Operating income	30,862		33,176
Net loss	$(31,823	)(1)	$(433)

(1)	The net loss for the six months ended June 30, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

For the joint venture that owned a mixed-use property in Honolulu, Hawaii, we had an effective 80% limited ownership interest in the property; however, the outside owner was the managing member and managed the day-to-day business of the property. In addition, we did not have “kick-out” rights relating to the outside owner’s managing membership interest. Accordingly, we accounted for these investments under the equity method of accounting.

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

NOTE 4. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles, which are included in prepaid expenses and other assets and other liabilities and deferred credits, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
In-place leases	$59,339	$41,108
Accumulated amortization	(32,658)	(30,901)
Above market leases	41,368	33,557
Accumulated amortization	(23,762)	(21,433)

Acquired lease intangible assets, net	$44,287	$22,331

Below market leases	$73,526	$54,576
Accumulated accretion	(23,198)	(21,546)

Acquired lease intangible liabilities, net	$50,328	$33,030

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

NOTE 5. MARKETABLE SECURITIES

Our portfolio of marketable securities is comprised of debt securities that are classified as trading securities. At June 30, 2011, our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We report our trading securities at fair value, based on quoted market prices (Level 1 of the fair value hierarchy—see Note 6). Gains and losses resulting from the mark-to-market of these securities are recognized as unrealized gains or losses in income. For the six months ended June 30, 2011, we recorded $0.1 million in unrealized gains in our statement of operations, which are included in other income (expense). Unrealized gains were $0.1 million as of June 30, 2011.

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 3.7% to 8.5%. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our notes payable is as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$944,279	$974,511	$851,547	$871,016
Unsecured notes payable	—	—	$38,013	$38,023

Due to their related party nature, notes to affiliates outstanding at December 31, 2010 cannot be measured at fair value.

NOTE 7. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Leasing commissions, net of accumulated amortization of $15,316 and $13,750, respectively	$16,380	$11,335
Acquired above market leases, net	17,606	12,124
Acquired in-place leases, net	26,681	10,207
Lease incentives, net of accumulated amortization of $1,665 and $1,480, respectively	2,035	2,220
Other intangible assets, net of accumulated amortization of $2,806 and $1,325, respectively	2,116	364
Debt issuance costs, net of accumulated amortization of $1,896 and $2,469, respectively	4,004	2,233
Prepaid expenses, deposits, and other	1,093	5,883

Total prepaid expenses and other assets	$69,915	$44,366

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of operations. Prepaid expenses and deposits included $5.3 million in costs related to the Offering at December 31, 2010, which were recorded as a reduction of capital at the time of the Offering.

NOTE 8. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Acquired below market leases, net	$50,328	$33,030
Prepaid rent and deferred revenue	4,447	5,257
Straight-line rent liability	870	722
Deferred rent expense and lease intangible	714	—
Deferred compensation	493	—
Other liabilities	70	49

Total other liabilities and deferred credits	$56,922	$39,058

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

NOTE 9. DEBT

The following is a summary of our total debt outstanding as of June 30, 2011 and December 31, 2010 (in thousands):

	Principal Balance as of		Stated Interest Rate as of June 30, 2011	Stated Maturity Date
	June 30, 2011	December 31, 2010
Description of Debt
Secured Notes Payable
Valencia Corporate Center (1)(2)(3)	$—	$7,223	N/A	February 1, 2011
Valencia Corporate Center (1)(4)	—	15,639	N/A	October 1, 2012
160 King Street (1)(2)(5)(10)	—	8,564	N/A	November 1, 2012
Carmel Country Plaza (1)(4)	—	10,145	N/A	January 2, 2013
Santa Fe Park RV Resort (1)(4)	—	1,856	N/A	January 2, 2013
Lomas Santa Fe Plaza (1)(4)	—	19,599	N/A	May 1, 2013
Torrey Reserve—South Court (1)(4)	—	12,892	N/A	May 1, 2013
Carmel Mountain Plaza (1)(4)	—	62,907	N/A	June 1, 2013
Alamo Quarry Market (4)(6)	97,026	98,011	5.670%	January 8, 2014
160 King Street (7)	32,182	32,931	5.680%	May 1, 2014
Waikele Center (5)	140,700	140,700	5.145%	November 1, 2014
The Shops at Kalakaua (5)	19,000	19,000	5.449%	May 1, 2015
The Landmark at One Market (5)(6)	133,000	133,000	5.605%	July 5, 2015
Del Monte Center (5)	82,300	82,300	4.926%	July 8, 2015
Rancho Carmel Plaza (1)(4)	—	8,049	N/A	January 1, 2016
First & Main (5)	84,500	—	3.965%	July 1, 2016
Imperial Beach Gardens (5)	20,000	20,000	6.163%	September 1, 2016
Mariner’s Point (5)	7,700	7,700	6.092%	September 1, 2016
Torrey Reserve—ICW Plaza (1)(5)	—	43,000	N/A	February 1, 2017
South Bay Marketplace (5)	23,000	23,000	5.477%	February 10, 2017
Waikiki Beach Walk—Retail (5)	130,310	—	5.390%	July 1, 2017
Solana Beach Corporate Centre III-IV (11)	37,330	—	6.390%	August 1, 2017
Loma Palisades (5)	73,744	73,744	6.090%	July 1, 2018
Torrey Reserve—North Court (4)	22,046	22,165	7.220%	June 1, 2019
Torrey Reserve—Torrey Daycare (1)(8)	—	1,660	N/A	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (4)	7,421	7,462	6.355%	June 1, 2020
Solana Beach Corporate Centre I-II (4)	11,860	—	5.910%	June 1, 2020
Solana Beach Towne Centre (4)	39,533	—	5.910%	June 1, 2020

	961,652	851,547

Unamortized fair value adjustment	(17,373)	—

	944,279	851,547

Unsecured Notes Payable
Waikele Center Notes (1)(2)(5)	—	5,813	N/A	February 15, 2011
Landmark Note (1)(2)(5)	—	19,000	N/A	July 1, 2013
Carmel Mountain Note (1)(2)(5)	—	13,200	N/A	August 1, 2013

	—	38,013

Notes Payable to Affiliates
Del Monte Center Affiliates (1)(9)	—	5,266	N/A	March 1, 2013

Total Debt Outstanding	$944,279	$894,826

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

We used a portion of net proceeds received from the Offering to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs. The defeasance costs of $24.3 million are included in early extinguishment of debt, along with $0.6 million of unamortized deferred loan fees and $0.9 million of unamortized debt fair value adjustments that were written off related to loans repaid at the time of the Offering. Additionally, we paid $9.0 million in loan transfer and consent fees to lenders, which were expensed as incurred, in order for the lenders to consent to the transfer of the existing loans at certain properties to the Operating Partnership as part of the Formation Transactions.

On June 1, 2011, we, through a subsidiary, entered into a five-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $84.5 million. The loan is secured by a first-priority deed of trust on the First & Main property and an assignment of all leases, rents and security deposits relating to the First & Main property. The loan has a maturity date of July 1, 2016, bears interest at a fixed rate per annum of 3.965% and is interest only.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of June 30, 2011, we were in compliance with all loan covenants.

Revolving Credit Facility

On January 19, 2011, in connection with the Offering, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. The credit facility has an initial term of three years, and we have the option to extend the term for one additional year if we meet specified requirements. The credit facility has an accordion feature that may allow us to increase the availability thereunder by up to $150.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. The credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

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

June 30, 2011

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

NOTE 10. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,396,089 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at June 30, 2011. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

On February 14, 2011, we completed a private placement transaction of 251,050 common units for approximately $5.4 million.

Dividends

During the second quarter of 2011, we declared and paid dividends on our shares of common stock and noncontrolling common units of $0.21 per share and per unit for the second quarter. During the first quarter of 2011, we declared and paid dividends on our shares of common stock and noncontrolling common units of $0.17 per share and per unit for the period from and including January 19, 2011 to March 31, 2011.

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

Concurrently with the closing of the Offering, we also granted each of our non-employee directors 1,951 restricted shares of our common stock pursuant to the 2011 Plan, other than one who was granted 1,952 restricted shares. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors, and had an aggregate fair value of $0.2 million on the date of the grants. On June 29, 2011, one of our directors notified us of his resignation as a director of the Company and, as a result, immediately forfeited the 1,951 restricted shares of our common stock previously granted to him, none of which had vested.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

On March 16, 2011 we granted a total of 123,950 restricted shares of our common stock to certain other employees pursuant to the 2011 Plan with a fair value of $1.6 million. These shares are subject to performance-based vesting, with the terms described above related to performance-based vesting.

For the performance-based stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model. The volatilities of the returns on the stock price of the Company and the group REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date. For the restricted stock grants that are time-vesting, we estimate the stock compensation expense based on the fair value of the stock at the grant date.

None of the restricted shares were vested at June 30, 2011. We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.2 million in noncash compensation expense for the six months ended June 30, 2011, which is included in general and administrative expense on the statement of operations. Unrecognized compensation expense was $8.5 million.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2011, we had a weighted average of approximately 628,663 and 527,812 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. Since we were in a net loss position for the six months ended June 30, 2011, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding. For the three and six months ended June 30, 2011, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Numerator
Net income (loss) attributable to American Assets Trust Inc. common stockholders—basic	$219	$(479)
Plus: Net income attributable to unitholders in the Operating Partnership	104	— (1)

Net income (loss) attributable to common stockholders—diluted	$323	$(479)

Denominator
Weighted average common shares outstanding—basic	38,655,084	34,810,932
Effect of dilutive securities—conversion of Operating Partnership units	18,396,089	— (1)

Weighted average common shares outstanding—diluted	57,051,173	34,810,932

Earnings per common share—basic	$0.01	$(0.01)

Earnings per common share—diluted	$0.01	$(0.01)

(1)	Since we are in a net loss position for the six months ended June 30, 2011, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of diluted earnings per share.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

Commitments

At The Landmark at One Market, we lease, as lessee, a building adjacent to The Landmark under an operating lease effective through June 30, 2016, which we have the option to extend until 2026 by way of two five-year extension options.

We acquired the Waikiki Beach Walk property as part of the Formation Transactions on January 19, 2011. At Waikiki Beach Walk, we sublease a portion of the building of which Quiksilver is currently in possession, under an operating lease effective through December 31, 2021, which we have the option to extend at fair rental value in the event the sublessor extends its lease for the space with the master landlord. The lease payments under the lease will increase by approximately 3.4% annually through 2017 and, thereafter, will be equal to fair rental value, as defined in the lease, through lease expiration.

Current minimum annual payments under the leases are as follows, as of June 30, 2011 (in thousands):

Year Ending December 31,
2011 (six months ending December 31, 2011)	$756
2012	2,436
2013	2,502
2014	2,569
2015	2,636
Thereafter	5,411	(1)

	$16,310

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon and Texas. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 43% of total revenues for the six months ended June 30, 2011. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the six months ended June 30, 2011 and 2010, no tenant accounted for more than 10% of our total rental revenue.

NOTE 12. OPERATING LEASES

Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs and also may include percentage rents based on the tenant’s level of sales achieved. Leases on apartments generally range from 7 to 15 months, with a majority having 12 month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.

As of June 30, 2011, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years/period ending December 31 (in thousands):

2011 (six months ending December 31, 2011)	$66,044
2012	122,125
2013	106,516
2014	85,290
2015	75,737
Thereafter	205,395

Total	$661,107

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Minimum rents
Retail	$16,244	$14,244	$32,215	$28,566
Office	14,010	5,676	27,213	11,279
Multifamily	3,251	3,267	6,288	6,572
Mixed-use	2,237	—	4,036	—
Cost reimbursement	6,505	4,705	12,576	9,210
Percentage rent	364	312	635	428
Hotel revenue	6,819	—	12,264	—
Other	364	210	686	454

Total rental income	$49,794	$28,414	$95,913	$56,509

Minimum rents include $1.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $1.7 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(0.4) million and $(0.5) million for the three months ended June 30, 2011 and 2010, respectively, and $(0.8) million and $(0.9) million for the six months ended June 30, 2011 and 2010, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental operating	$5,473	$3,202	$10,030	$6,354
Hotel operating	4,768	—	8,651	—
Repairs and maintenance	1,947	1,253	3,758	2,599
Marketing	453	148	869	334
Rent	798	—	1,599	—
Hawaii excise tax	781	243	1,488	525
Management fees	352	24	644	52

Total rental expenses	$14,572	$4,870	$27,039	$9,864

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

NOTE 14. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax expense	$(129)	$—	$(380)	$—
Loss from real estate joint ventures	—	(1,470)	(188)	(2,890)
Acquisition related expenses	(127)	—	(244)	—
Fee income from real estate joint ventures	—	1,523	44	1,943
Interest and investment income (loss)	786	18	697	31

Total other income (expense)	$530	$71	$(71)	$(916)

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

•

Asset Management Fees/Financing Fees—Asset management fees were incurred for evaluating property value, performance and/or condition, appealing property assessments or tax valuations, recommending ways to enhance value and procuring financing. The fees were charged at hourly rates ranging from $40 to $125 for asset management services. In addition, financing fees were paid for any permanent financing placed on the properties, with fees of either of 25 to 50 basis points of the financed amount or a flat fee of $50,000.

In addition to the fees noted above, certain unconsolidated joint ventures also reimbursed us for monthly maintenance and facilities management services provided to the properties owned by the unconsolidated joint ventures.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Fees earned by us from the unconsolidated joint ventures are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Property management fees	$—	$406	$38	$791
Leasing fees	—	957	—	957
Asset management fees/financing fees	—	130	—	130
Maintenance reimbursements	—	30	6	60
Construction management fees	—	—	—	5

	$—	$1,523	$44	$1,943

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

	As of and for the six months ended June 30,
	2011	2010
Notes receivable	$—	$21,769
Interest income	$3	$27

We received unsecured loans on January 15, 2008, from certain of the entities that own Del Monte Center for $12.0 million, the proceeds of which were used to fund construction at the property. The notes bore interest at 10.0% and required monthly principal and interest payments until maturity on March 1, 2013. The notes were classified as notes payable to affiliates. The notes were repaid using proceeds from the Offering or were settled as part of the Formation Transactions. Interest expense related to the notes was $0.03 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

At Valencia Corporate Center and ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $2.1 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively, is included in rental income. In May, the lease agreement at ICW Plaza was amended to terminate the lease of approximately 12,000 square feet and reduce base rent on one suite in line with market rent.

16. SEGMENT REPORTING

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in four business segments: the acquisition, redevelopment, ownership and management of retail real estate, office real estate, multifamily real estate and mixed-use real estate. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Asset information by segment is not reported because we do not use this measure to assess performance and make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, interest expense, depreciation and amortization expense and other income and expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Retail
Property revenue	$22,077	$19,181	$43,429	$38,242
Property expense	(6,007)	(5,035)	(11,452)	(10,000)

Segment profit	16,070	14,146	31,977	28,242

Total Office
Property revenue	15,348	6,585	29,764	12,886
Property expense	(5,525)	(1,717)	(9,582)	(3,612)

Segment profit	9,823	4,868	20,182	9,274

Total Multifamily
Property revenue	3,492	3,521	6,785	7,091
Property expense	(1,426)	(1,110)	(2,587)	(2,200)

Segment profit	2,066	2,411	4,198	4,891

Total Mixed-Use
Property revenue	11,362	—	20,337	—
Property expense	(7,231)	—	(13,084)	—

Segment profit	4,131	—	7,253	—

Total segments’ profit	$32,090	$21,425	$63,610	$42,407

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total segments’ profit	$32,090	$21,425	$63,610	$42,407
General and administrative	(3,825)	(1,821)	(7,064)	(3,408)
Depreciation and amortization	(14,277)	(7,509)	(26,767)	(14,739)
Interest expense	(14,063)	(10,624)	(27,142)	(21,278)
Early extinguishment of debt	—	—	(25,867)	—
Loan transfer and consent fees	—	—	(9,019)	—
Gain on acquisition	—	4,297	46,371	4,297
Other income (expense), net	530	71	(71)	(916)

Net income	455	5,839	14,051	6,363
Net income attributable to restricted shares	(132)	—	(218)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	469	2,458	899
Net income attributable to Predecessor’s controlled owners equity	—	(6,308)	(16,995)	(7,262)
Net (income) loss attributable to unitholders in the Operating Partnership	(104)	—	225	—

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$219	$—	$(479)	$—

17. SUBSEQUENT EVENTS

On July 1, 2011, we completed the acquisition of the Lloyd District Portfolio, consisting of approximately 600,000 rentable square feet on more than 16 acres located in the Lloyd District of Portland, Oregon. The purchase price was approximately $92 million, excluding closing costs of approximately $0.1 million, which was paid with proceeds from the initial public offering. The Lloyd District Portfolio is comprised of six office buildings within four contiguous blocks, including (i) a condominium interest in the 20-story Lloyd Tower, (ii) the 16-story Lloyd 700 Building and (iii) four low-rise landmark buildings within Oregon Square. We are in the process of preparing the purchase price allocation for this acquisition.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

Overview

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.

We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon and Hawaii. As of June 30, 2011 our portfolio is comprised of ten retail shopping centers; six office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering, or the Offering, and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of the Offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 68.0% of our operating partnership as of June 30, 2011. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

As noted above, since the Offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the six months ended June 30, 2010 reflect the results of operations and financial condition for our Predecessor. Our results of operations for the six months ended June 30, 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, and an approximately 364,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon, or First & Main, which was acquired in March 2011. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Critical Accounting Policies

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010. We have not made any material changes to these policies during the periods covered by this report.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table summarizes our consolidated results of operations for the three months ended June 30, 2011 compared to our Predecessor’s combined results of operations for the three months ended June 30, 2010. As of June 30, 2011, our operating portfolio was comprised of 21 retail, office, multifamily and mixed-use properties with an aggregate of approximately 4.8 million rentable square feet of retail and office space, 922 residential units (including 122 RV spaces) and a 369-room hotel. As of June 30, 2010, our Predecessor’s operating portfolio was comprised of 17 properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). At June 30, 2010, our Predecessor had noncontrolling investments in four properties, which were accounted for under the equity method of accounting. The Landmark at One Market was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting.

The following table sets forth selected data from our consolidated/combined statements of operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Change	%
Revenues
Rental income	$49,794	$28,414	$21,380	75%
Other property income	2,485	873	1,612	185

Total property revenues	52,279	29,287	22,992	79
Expenses
Rental expenses	14,572	4,870	9,702	199
Real estate taxes	5,617	2,992	2,625	88

Total property expenses	20,189	7,862	12,327	157

Total property operating income	32,090	21,425	10,665	50

General and administrative	(3,825)	(1,821)	(2,004)	110
Depreciation and amortization	(14,277)	(7,509)	(6,768)	90
Interest expense	(14,063)	(10,624)	(3,439)	32
Gain on acquisition	—	4,297	(4,297)	(100)
Other income (expense), net	530	71	459	646

Total other, net	(31,635)	(15,586)	(16,049)	103

Net income	455	5,839	(5,384)	(92)
Net income attributable to restricted shares	(132)	—	(132)	100
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	469	(469)	(100)
Net income attributable to Predecessor’s controlled owners equity	—	(6,308)	6,308	(100)
Net income attributable to unitholders in the Operating Partnership	(104)	—	(104)	100

Net income attributable to American Assets Trust, Inc. Stockholders	$219	$—	$219	100%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $23.0 million, or 79%, to $52.3 million for the three months ended June 30, 2011 compared to $29.3 million for the three months ended June 30, 2010. The percentage leased was as follows for each segment as of June 30, 2011 and 2010:

	Percentage Leased (1) June 30,
	2011		2010
Retail	94.0	% (2)	96.4%
Office	93.2		93.4
Multifamily	97.7		93.2
Mixed-Use	97.6	(3)	—

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2011 or June 30, 2010, as applicable.
(2)	The percentage leased includes the vacant building acquired at Carmel Mountain Plaza in November 2010. Excluding the acquired building, the percentage leased is 96.6%.
(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $21.4 million, or 75%, to $49.8 million for the three months ended June 30, 2011 compared to $28.4 million for the three months ended June 30, 2010. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,				Three Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$21,686	$18,948	$2,738	14%	$19,696	$18,948	$748	4%
Office	14,754	6,190	8,564	138	6,189	6,124	65	1
Multifamily	3,256	3,276	(20)	(1)	3,256	3,276	(20)	(1)
Mixed-Use	10,098	—	10,098	100	—	—	—	—

	$49,794	$28,414	$21,380	75%	$29,141	$28,348	$793	3%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; The Landmark at One Market acquired on June 30, 2010; and land held for development.

The increase in retail rental revenue was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental revenue of $2.0 million for the three months ended June 30, 2011. On a same-store basis, retail rental revenue increased $0.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily due to the increase in percentage leased, excluding the vacant building acquired in November 2010 at Carmel Mountain Plaza, and larger cost reimbursements. Additionally, we recorded $0.1 million in revenue related to property tax expense reimbursements, which will be passed through to tenants as a result of expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The increase in office rental revenue was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had rental revenue of $4.3 million, $1.5 million and $2.7 million, respectively, for the three months ended June 30, 2011. Same-store office rental revenue increased $0.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily due to the increase in percentage leased of the same-store portfolio.

The decrease in multifamily rental revenue was primarily due to more abatements given for the three months ended June 30, 2011 in order to attract more tenants and increase the percentage leased.

The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Other property income. Other property income increased $1.6 million, or 185%, to $2.5 million for the three months ended June 30, 2011, compared to $0.9 million for the three months ended June 30, 2010. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,				Three Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$391	$233	$158	68%	$390	$233	$157	67%
Office	594	395	199	50	561	395	166	42
Multifamily	236	245	(9)	(4)	236	245	(9)	(4)
Mixed-Use	1,264	—	1,264	100	—	—	—	—

	$2,485	$873	$1,612	185%	$1,187	$873	$314	36%

The majority of retail other property income consists of the Hawaii general excise tax that is billed to tenants at the rate of 4.71%, but is then remitted to the state at 4.5% and included in rental expenses. The Hawaii general excise tax was $0.2 million for the three months ended June 30, 2011 and 2010. Retail other property income increased due to a lease termination fee of $0.1 million paid by a tenant at Del Monte Center during the three months ended June 30, 2011.

The increase in office other property income was primarily caused by a lease termination fee of $0.1 million paid by a tenant at the Torrey Reserve Campus during the three months ended June 30, 2011. Additionally, there was an increase of $0.1 million in parking income at the 160 King Street property due to incremental use of the parking structure by the public during construction at a nearby office building, along with those attending San Francisco Giants games at AT&T Park across the street from the property.

The multifamily other property income includes various fees charged to tenants, including laundry fees and late fees. The decrease is due to fewer fee charges as a result of reduced tenant activity.

The other property income for our mixed-use segment represents Hawaii general excise tax reimbursements, parking income related to retail tenants and guests and sales of food and beverages and other services provided to hotel guests. The increase in mixed-use other property income was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $12.3 million, or 157%, to $20.2 million for the three months ended June 30, 2011, compared to $7.9 million for the three months ended June 30, 2010. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $9.7 million or 199% to $14.6 million for the three months ended June 30, 2011, compared to $4.9 million for the three months ended June 30, 2010. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,				Three Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$3,402	$2,859	$543	19%	$3,198	$2,859	$339	12%
Office	3,400	1,078	2,322	215	1,382	1,078	304	28
Multifamily	990	933	57	6	990	933	57	6
Mixed-Use	6,780	—	6,780	100	—	—	—	—

	$14,572	$4,870	$9,702	199%	$5,570	$4,870	$700	14%

Rental expenses include the following general categories: operating expenses, repairs and maintenance, utilities, onsite payroll expense, Hawaii excise tax, third-party management fees, insurance, marketing and hotel expenses.

The increase in retail rental expenses was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental expenses of $0.2 million for the three months ended June 30, 2011. On a same-store basis, rental expenses increased $0.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily due to the increase in the percentage leased, including additional operating, marketing and tenant-related costs.

The increase in office rental expenses was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had rental expenses of $1.4 million, $0.2 million and $0.4 million, respectively, for the three months ended June 30, 2011. On a same-store basis, office rental expenses increased $0.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily due to the increase in the percentage leased of the same-store portfolio.

The increase in multifamily rental expenses was primarily due to increased repairs and maintenance and marketing expense in order to attract new tenants.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Real Estate Taxes. Real estate tax expense increased $2.6 million, or 88%, to $5.6 million for the three months ended June 30, 2011, compared to $3.0 million for the three months ended June 30, 2010. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,				Three Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$2,605	$2,176	$429	20%	$2,379	$2,176	$203	9%
Office	2,125	639	1,486	233	848	619	229	37
Multifamily	436	177	259	146	436	177	259	146
Mixed-Use	451	—	451	100	—	—	—	—

	$5,617	$2,992	$2,625	88%	$3,663	$2,972	$691	23%

The increase in retail real estate taxes was primarily caused by additional real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.2 million related to our same-store portfolio and $0.1 million related to Solana Beach Towne Centre. Additionally, the acquisition of Solana Beach Towne Centre on January 19, 2011 increased real estate taxes $0.1 million, excluding the accruals previously discussed, for the three months ended June 30, 2011.

The increase in office real estate taxes was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011, and First & Main on March 11, 2011, which had real estate taxes of $0.6 million, $0.1 million and $0.5 million, respectively, for the three months ended June 30, 2011. Additionally, we recorded real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.2 million related to our same-store portfolio and $0.1 million related to Solana Beach Corporate Centre.

The increase in multifamily real estate taxes was primarily caused by additional real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Property Operating Income

Property operating income increased $10.7 million, or 50%, to $32.1 million for the three months ended June 30, 2011, compared to $21.4 million for the three months ended June 30, 2010. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,				Three Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$16,070	$14,146	$1,924	14%	$14,509	$14,146	$363	3%
Office	9,823	4,868	4,955	102	4,520	4,822	(302)	6
Multifamily	2,066	2,411	(345)	(14)	2,066	2,411	(345)	(14)
Mixed-Use	4,131	—	4,131	100	—	—	—	—

	$32,090	$21,425	$10,665	50%	$21,095	$21,379	$(284)	(1)%

The increase in retail property operating income was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had property operating income of $1.6 million for the three months ended June 30, 2011. On a same-store basis, the retail property operating income increased $0.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The same-store increase was primarily due to an increase in the percentage leased for the retail properties and a $0.1 million lease termination fee, offset by additional real estate tax accruals of $0.1 million (net of cost reimbursement revenue for amounts to be billed to tenants) for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The increase in office property operating income was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had property operating income of $2.3 million, $1.1 million and $1.8 million, respectively, for the three months ended June 30, 2011. On a same-store basis, office property operating income decreased $0.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This decrease was primarily due to the additional real estate tax accruals of $0.2 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority. The additional revenues from the increase in percentage leased were offset by the additional operating costs.

The decrease in multifamily property operating income was primarily due to additional real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority. In addition, more rent abatements were granted to tenants and marketing, repair and maintenance expenses increased in order to attract new tenants, which led to an increase in the percentage leased.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Other

General and administrative. General and administrative expenses increased $2.0 million, or 110%, to $3.8 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010. This increase was due primarily to higher personnel costs as a result of the Offering, including stock-based compensation expense, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $6.8 million, or 90%, to $14.3 million for the three months ended June 30, 2011, compared to $7.5 million for the three months ended June 30, 2010. This increase was due primarily to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $3.4 million, or 32%, to $14.1 million for the three months ended June 30, 2011 compared with $10.6 million for the three months ended June 30, 2010. This increase was primarily due to interest expense on the acquired debt for the acquired properties and the new senior mortgage loan obtained on the First & Main property on June 1, 2011 plus commitment fees on the revolving line of credit, offset by repayment of $316.8 million of outstanding debt at the time of the Offering.

Gain on acquisition. The gain on acquisition for the three months ended June 30, 2010 relates to the gain recognized on the acquisition of the outside ownership interests in The Landmark at One Market.

Other income (expense), net. Other income, net increased $0.4 million, or 646%, to $0.5 million for the three months ended June 30, 2011, compared to $0.1 million for the three months ended June 30, 2010. Other income (expense), net is comprised of interest and investment income, acquisition related expenses related to the First & Main acquisition and the Lloyd District Portfolio acquisition, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. Fee income from real estate joint ventures is also included, which decreased related to our acquisition of the Solana Beach Centre entities on January 19, 2011 and The Landmark at One Market on June 30, 2010, and as a result of not providing management services and recognizing the related fees to the Fireman’s Fund Headquarters after the Offering.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table summarizes our consolidated results of operations for the six months ended June 30, 2011 compared to our Predecessor’s combined results of operations for the six months ended June 30, 2010. As of June 30, 2011, our operating portfolio was comprised of 21 retail, office, multifamily and mixed-use properties with an aggregate of approximately 4.8 million rentable square feet of retail and office space, 922 residential units (including 122 RV spaces) and a 369-room hotel. As of June 30, 2010, our Predecessor’s operating portfolio was comprised of 17 properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). At June 30, 2010, our Predecessor had noncontrolling investments in four properties, which were accounted for under the equity method of accounting. The Landmark at One Market was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting.

The following table sets forth selected data from our consolidated/combined statements of operations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Change	%
Revenues
Rental income	$95,913	$56,509	$39,404	70%
Other property income	4,402	1,710	2,692	157

Total property revenues	100,315	58,219	42,096	72
Expenses
Rental expenses	27,039	9,864	17,175	174
Real estate taxes	9,666	5,948	3,718	63

Total property expenses	36,705	15,812	20,893	132

Total property operating income	63,610	42,407	21,203	50

General and administrative	(7,064)	(3,408)	(3,656)	107
Depreciation and amortization	(26,767)	(14,739)	(12,028)	82
Interest expense	(27,142)	(21,278)	(5,864)	28
Early extinguishment of debt	(25,867)	—	(25,867)	(100)
Loan transfer and consent fees	(9,019)	—	(9,019)	(100)
Gain on acquisition	46,371	4,297	42,074	979
Other income (expense), net	(71)	(916)	845	(92)

Total other, net	(49,559)	(36,044)	(13,515)	37

Net income	14,051	6,363	7,688	121
Net income attributable to restricted shares	(218)	—	(218)	100
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	899	1,559	173
Net income attributable to Predecessor’s controlled owners equity	(16,995)	(7,262)	(9,733)	134
Net loss attributable to unitholders in the Operating Partnership	225	—	225	100

Net loss attributable to American Assets Trust, Inc. Stockholders	$(479)	$—	$(479)	(100)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $42.1 million, or 72%, to $100.3 million for the six months ended June 30, 2011 compared to $58.2 million for the six months ended June 30, 2010. The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $39.4 million, or 70%, to $95.9 million for the six months ended June 30, 2011 compared to $56.5 million for the six months ended June 30, 2010. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$42,695	$37,669	$5,026	13%	$39,132	$37,669	$1,463	4%
Office	28,804	12,257	16,547	135	12,366	12,143	223	2
Multifamily	6,295	6,583	(288)	(4)	6,295	6,583	(288)	(4)
Mixed-Use	18,119	—	18,119	100	—	—	—	—

	$95,913	$56,509	$39,404	70%	$57,793	$56,395	$1,398	2%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; The Landmark at One Market acquired on June 30, 2010; and land held for development.

The increase in retail rental revenue was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental revenue of $3.6 million from acquisition through June 30, 2011. On asame-store basis, retail rental revenue increased $1.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to the increase in percentage leased and larger cost reimbursements. Additionally, we recorded $0.1 million in revenue related to property tax expense reimbursements, which will be passed through to tenants as a result of expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The increase in office rental revenue was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had rental revenue of $10.3 million, $2.7 million and $3.3 million, respectively, from acquisition through June 30, 2011 (for the six months ended June 30, 2011 for The Landmark at One Market). On a same-store basis, office rental revenue increased $0.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to the increase in percentage leased.

The decrease in multifamily rental revenue was primarily due to the decrease in the average percentage leased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Additionally, more rent abatements were given for the six months ended June 30, 2011 in order to attract more tenants and increase the percentage leased.

The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Other property income. Other property income increased $2.7 million, or 157%, to $4.4 million for the six months ended June 30, 2011, compared to $1.7 million for the six months ended June 30, 2010. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$734	$573	$161	28%	$733	$573	$160	28%
Office	960	629	331	53	837	629	208	33
Multifamily	490	508	(18)	(4)	490	508	(18)	(4)
Mixed-Use	2,218	—	2,218	100	—	—	—	—

	$4,402	$1,710	$2,692	157%	$2060	$1,710	$350	20%

The majority of retail other property income consists of the Hawaii general excise tax that is billed to tenants at the rate of 4.71%, but is then remitted to the state at 4.5% and included in rental expenses. The Hawaii general excise tax was $0.5 million for the six months ended June 30, 2011 and 2010. Retail other property income increased due to a lease termination fee of $0.1 million paid by a tenant at Del Monte Center during the six months ended June 30, 2011.

The increase in office other property income was caused by the acquisition of The Landmark at One Market on June 30, 2010, which had other property income of $0.1 million for the six months ended June 30, 2011. On a same-store basis, office other property income increased due to a lease termination fee of $0.1 million paid by a tenant at the Torrey Reserve Campus during the six months ended June 30, 2011. Additionally, there was an increase of $0.1 million in parking income at the 160 King Street property due to incremental use of the parking structure by the public during construction at a nearby office building, along with those attending San Francisco Giants games at AT&T Park across the street from the property.

The decrease in multifamily other property income was primarily due to the decrease in the average percentage leased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The other property income for our mixed-use segment represents Hawaii general excise tax reimbursements, parking income related to retail tenants and guests and sales of food and beverages and other services provided to hotel guests. The increase in mixed-use other property income was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $20.9 million, or 132%, to $36.7 million for the six months ended June 30, 2011, compared to $15.8 million for the six months ended June 30, 2010. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $17.2 million or 174% to $27.0 million for the six months ended June 30, 2011, compared to $9.8 million for the six months ended June 30, 2010. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$6,658	$5,672	$986	17%	$6,292	$5,672	$620	11%
Office	6,136	2,345	3,791	162	2,480	2,345	135	6
Multifamily	1,975	1,847	128	7	1,975	1,847	128	7
Mixed-Use	12,270	—	12,270	100	—	—	—	—

	$27,039	$9,864	$17,175	174%	$10,747	$9,864	$883	9%

Rental expenses include the following general categories: operating expenses, repairs and maintenance, utilities, onsite payroll expense, Hawaii excise tax, third-party management fees, insurance, marketing and hotel expenses.

The increase in retail rental expenses was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental expenses of $0.4 million from acquisition through June 30, 2011. Same-store retail rental expenses increased $0.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to the increase in the percentage leased, including additional operating, marketing, and tenant-related costs.

The increase in office rental expenses was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had rental expenses of $2.7 million, $0.4 million and $0.5 million, respectively, from acquisition through June 30, 2011 (for the six months ended June 30, 2011 for The Landmark at One Market). On a same-store basis, office rental expenses increased $0.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to the increase in the percentage leased, offset by cost containment efforts.

The increase in multifamily rental expenses was primarily due to increased marketing, repairs and maintenance expense in order to attract new tenants.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Real Estate Taxes. Real estate tax expense increased $3.7 million, or 63%, to $9.7 million for the six months ended June 30, 2011, compared to $6.0 million for the six months ended June 30, 2010. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$4,794	$4,328	$466	11%	$4,489	$4,328	$161	4%
Office	3,446	1,267	2,179	172	1,453	1,235	218	18
Multifamily	612	353	259	73	612	353	259	73
Mixed-Use	814	—	814	100	—	—	—	—

	$9,666	$5,948	$3,718	63%	$6,554	$5,916	$638	11%

The increase in retail real estate taxes was primarily caused by additional real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.2 million related to our same-store portfolio and $0.1 million related to Solana Beach Towne Centre. Additionally, the acquisition of Solana Beach Towne Centre on January 19, 2011, increased real estate taxes $0.2 million, excluding the accruals previously discussed, from acquisition through June 30, 2011.

The increase in office real estate taxes was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had real estate taxes of $1.2 million, $0.2 million and $0.5 million, respectively, from acquisition through June 30, 2011 (for the six months ended June 30, 2011 for The Landmark at One Market). Additionally, we recorded real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.2 million related to our same-store portfolio and $0.1 million related to Solana Beach Corporate Centre.

The increase in multifamily real estate taxes was primarily caused by additional real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Property Operating Income

Property operating income increased $21.2 million, or 50%, to $63.6 million for the six months ended June 30, 2011, compared to $42.4 million for the six months ended June 30, 2010. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$31,977	$28,242	$3,735	13%	$29,084	$28,242	$842	3%
Office	20,182	9,274	10,908	118	9,270	9,192	78	1
Multifamily	4,198	4,891	(693)	(14)	4,198	4,891	(693)	(14)
Mixed-Use	7,253	—	7,253	100	—	—	—	—

	$63,610	$42,407	$21,203	50%	$42,552	$42,325	$227	1%

The increase in retail property operating income was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had property operating income of $2.9 million from acquisition through June 30, 2011. On a same-store basis, the retail property operating income increased $0.8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The same-store increase was primarily due to an increase in the percentage leased for the retail properties, offset by additional real estate tax accruals of $0.1 million (net of cost reimbursement revenue for amounts to be billed to tenants) for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The increase in office property operating income was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, Solana Beach Corporate Centre on January 19, 2011 and First & Main on March 11, 2011, which had property operating income of $6.4 million, $2.0 million and $2.4 million, respectively, from acquisition through June 30, 2011 (for the six months ended June 30, 2011 for The Landmark at One Market). On a same-store basis, office property operating income increased $0.1 million, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to the increase in percentage leased, offset by additional real estate tax accruals of $0.2 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The decrease in multifamily property operating income was due to a decline in the average percentage leased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, and increased marketing and repair and maintenance expense in order to attract new tenants, which lead to an increase in the percentage leased during the quarter and at quarter-end. Additional real estate tax accruals of $0.3 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority further decreased the property operating income for the six months ended June 30, 2011.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Other

General and administrative. General and administrative expenses increased $3.7 million, or 107%, to $7.1 million for the six months ended June 30, 2011, compared to $3.4 million for the six months ended June 30, 2010. This increase was due primarily to higher personnel costs as a result of the Offering, including stock-based compensation expense, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $12.0 million, or 82%, to $26.7 million for the six months ended June 30, 2011, compared to $14.7 million for the six months ended June 30, 2010. This increase was due primarily to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $5.8 million, or 28%, to $27.1 million for the six months ended June 30, 2011 compared with $21.3 million for the six months ended June 30, 2010. This increase was primarily due to interest expense on the acquired debt for the acquired properties and interest expense on the new mortgage loan obtained on the First & Main property on June 1, 2011 plus commitment fees on the revolving line of credit, offset by repayment of $316.8 million of outstanding debt at the time of the Offering.

Early extinguishment of debt. Early extinguishment of debt includes $24.3 million in defeasance costs, $0.6 million of unamortized deferred loan fees and $0.9 million of unamortized debt fair value adjustments that were written off related to loans repaid at the time of the Offering.

Loan transfer and consent fees. Loan transfer and consent fees relate to fees paid to lenders in order for the lenders to consent to the transfer of the existing loans at certain properties to the Operating Partnership as part of the Formation Transactions.

Gain on acquisition. The gain on acquisition for the six months ended June 30, 2011 relates to the gains recognized on the acquisition of the outside ownership interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities. The gain on acquisition for the six months ended June 30, 2010 relates to the gain recognized on the acquisition of the outside ownership interests in The Landmark at One Market.

Other income (expense), net. Other expense, net decreased $0.8 million, or 92%, to $0.1 million for the six months ended June 30, 2011, compared to $0.9 million for the six months ended June 30, 2010. Other income (expense), net is comprised of interest and investment income, acquisition related expenses related to the First & Main acquisition and Lloyd District Portfolio acquisition, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. Fee income from real estate joint ventures is also included, which decreased related to our acquisition of the Solana Beach Centre entities on January 19, 2011 and The Landmark at One Market on June 30, 2010, and as a result of not providing management services and recognizing the related fees to the Fireman’s Fund Headquarters after the Offering. Finally, income from real estate joint ventures is included, and as the real estate joint ventures were acquired on January 19, 2011, we only recorded our share of the real estate joint ventures’ losses through January 18, 2011. Subsequently, the operations for these entities were included in consolidated revenues and expenses.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to stockholders and Operating Partnership unitholders. As of June 30, 2011, we held $92.5 million in cash and cash equivalents and $31.4 million in marketable securities that are classified as trading securities.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements to pay scheduled debt maturities and to fund property acquisitions and capital improvements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and capital improvements using our credit facility pending permanent financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot be assured that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

Indebtedness Outstanding

The following table sets forth information as of June 30, 2011, with respect to our indebtedness (dollars in thousands):

Debt	Principal Balance at June 30, 2011	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$97,026	5.67%	$7,567	January 8, 2014	$91,717
160 King Street (3)	32,182	5.68%	3,350	May 1, 2014	27,513
Waikele Center (4)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(4)	133,000	5.61%	7,558	July 5, 2015	133,000

Debt	Principal Balance at June 30, 2011	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Del Monte Center (4)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (4)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (4)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,330	6.39%	2,418	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09%	4,553	July 1, 2018	73,744
Torrey Reserve—Pacific North Court (1)	22,046	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VC1, VC2, VC3 (1)	7,421	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,860	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	39,533	5.91%	2,849	June 1, 2020	33,898

Total	$961,652		$57,504		$938,569

Unamortized fair value adjustment	(17,373)

Debt Balance	$944,279

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of June 30, 2011, we were in compliance with all loan covenants.

Description of Certain Debt

The following is a summary of the material provisions of the loan agreements evidencing our material debt outstanding as of June 30, 2011.

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

Maturity and Interest. The loan has a maturity date of January 8, 2014 and bears interest at a fixed rate per annum of 5.67%. This loan requires regular payments of principal and interest.

Security. The loan was made to two borrower subsidiaries, and is secured by a first-priority deed of trust on the Alamo Quarry Market property, a security interest in all personal property used in connection with the Alamo Quarry Market property and an assignment of all leases, rents and security deposits relating to the property.

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

Maturity and Interest. The loan has a maturity date of November 1, 2014 and bears interest at a fixed rate per annum of 5.1452%. This is an interest only loan.

Security. The loan was made to two borrower subsidiaries, and is secured by a first-priority deed of trust on the Waikele Center, a security interest in all personal property used in connection with the Waikele Center and an assignment of all leases, rents and security deposits relating to the property.

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

Maturity and Interest. The loan has a maturity date of July 5, 2015 and bears interest at a fixed rate per annum of 5.605%. This is an interest only loan.

Security. The loan was made to two borrower subsidiaries, and is secured by a first-priority deed of trust on The Landmark at One Market, a security interest in all personal property used in connection with The Landmark at One Market and an assignment of all leases, rents and security deposits relating to the property.

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

Maturity and Interest. The loan has a maturity date of July 8, 2015 and bears interest at a fixed rate per annum of 4.9256%. This is an interest only loan.

Security. The loan was made to four borrower subsidiaries, and is secured by a first-priority deed of trust on the Del Monte Center property, a security interest in all personal property used in connection with the Del Monte Center property and an assignment of all leases, rents and security deposits relating to the property.

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

Maturity and Interest. The loan has a maturity date of July 1, 2017 and bears interest at a fixed rate per annum of 5.387%. This is an interest only loan.

Security. The loan was made to a single borrower subsidiary, and is secured by a first-priority deed of trust on the retail portion of Waikiki Beach Walk, a security interest in all personal property used in connection with therewith and an assignment of all leases, rents and security deposits relating to the retail portion of the property.

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

Mortgage Loan Secured by First & Main

First & Main is subject to senior mortgage debt with an original principal amount of $84.5 million from PNC Bank, National Association.

Maturity and Interest. The loan has a maturity date of July 1, 2016 and bears interest at a fixed rate per annum of 3.965%. This is an interest only loan.

Security. The loan was made to a single borrower subsidiary, and is secured by a first-priority deed of trust on First & Main, a security interest in all personal property used in connection with First & Main and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily prepaid in whole or in part commencing on or after July 1, 2012, subject to satisfaction of customary yield maintenance requirements in effect for a prepayment prior to March 1, 2016. On or after March 1, 2016, the loan may be voluntarily prepaid without penalty or premium.

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

The credit facility includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 65.0% on or prior to December 31, 2011 and 60.0% thereafter,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of 57.5% on or prior to December 31, 2012 and 50.0% thereafter,

•

a minimum tangible net worth equal to at least 75.0% of our tangible net worth at January, 19, 2011, the closing date of our initial public offering, plus 85.0% of the net proceeds of any additional equity issuances (other than additional equity issuances in connection with any dividend reinvestment program), and

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

Cash Flows

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Cash and cash equivalents were $92.5 million and $31.6 million, at June 30, 2011 and 2010, respectively.

Net cash provided by operating activities increased $3.7 million to $28.7 million for the six months ended June 30, 2011, compared to $25.0 million for the six months ended June 30, 2010. The increase is due to the acquisitions of The Landmark at One Market, the Solana Beach Centre entities, the Waikiki Beach Walk entities and First & Main.

Net cash used in investing activities increased $228.7 million to $241.7 million for the six months ended June 30, 2011, compared to $13.0 million for the six months ended June 30, 2010. The increase was primarily due to the acquisition of First & Main for $128.9 million, the deposit made for the Lloyd District Portfolio acquisition of $91.6 million and the purchase of $33.1 million of marketable securities, offset by cash received from the acquisition of the controlling interest in the Solana Beach Centre entities and the Waikiki Beach Walk entities of $15.2 million and the acquisition of The Landmark at One Market on June 30, 2010 for $19.7 million.

Net cash provided by financing activities increased $268.2 million to $263.6 million for the six months ended June 30, 2011, compared to net cash used of $4.6 million for the six months ended June 30, 2010. The increase was primarily due to the proceeds from the issuance of shares of our common stock in connection with the Offering and proceeds from an $84.5 million loan, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions and payment of dividends. Additionally, we had proceeds of $5.4 million from a private placement of common units that closed on February 14, 2011.

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

The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2011 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Funds from Operations (FFO)
Net income	$455	$14,051
Plus: Real estate depreciation and amortization	14,277	26,767
Plus: Depreciation and amortization on unconsolidated real estate jointventures (pro rata)	—	688

Funds from operations	$14,732	$41,506

Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	—	(16,973)
Less: Nonforfeitable dividends on incentive restricted stock awards	(89)	(139)

FFO attributable to common stock and units	$14,643	$24,394

FFO per diluted share/unit	$0.26	$0.47

Weighted average number of common shares and units, diluted (1)	57,258,886	51,528,587

(1)	For the three and six months ended June 30, 2011, the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares for the three and six months ended June 30, 2011, but is anti-dilutive for the computation of diluted EPS for the period. For the six months ended June 30, 2011, the weighted average common shares used to compute FFO per diluted share also include operating partnership units which were excluded from the computation of diluted EPS, as the conversion of these units was anti-dilutive for the computation of diluted EPS due to the net loss for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. For the six months ended June 30, 2011, the weighted average shares outstanding have been weighted for the full year to date, not the date of our initial public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of June 30, 2011, we do not hold any derivative financial instruments.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on the fair value of our total outstanding debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable. Considerable judgment is necessary to estimate the fair value of financial instruments. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2011, we had $944.3 million of fixed-rate debt outstanding with an estimated fair value of $974.5 million. If interest rates at June 30, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $37.2 million. If interest rates at June 30, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $39.4 million.

At June 30, 2011, our only variable interest rate debt is our credit facility, which has not been drawn upon to date.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2011, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 other than the revision of the following risk factor:

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

For example, Borders, a tenant at three of our properties with an aggregate of 59,615 leased square feet for an aggregate annualized base rent of $1.3 million as of December 31, 2010, has announced that it is cancelling its upcoming bankruptcy auction and will be closing all of its remaining stores. The loss of Borders as a tenant at our properties may (1) decrease customer traffic for our other tenants at these properties, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for these properties

As of June 30, 2011, our largest anchor tenants were Lowe’s, Kmart and Foodland Super Market, Ltd., which together represented approximately 16.0% of our total annualized base rent of our retail portfolio in the aggregate, and 6.3%, 6.0% and 3.7%, respectively, of the annualized base rent generated by our retail properties. Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Although we are currently collecting the rent for the leased premises, Foodland Super Market, Ltd.’s lease expires in 2014 and it is unlikely that it will renew its lease with us. In the event that Foodland Super Market, Ltd. does not renew its lease with us, there can be no assurances that we will be able to re-lease such premises at market rents, or at all, which may materially adversely affect our financial condition, results of operations, cash flow and cash available for distribution and our ability to satisfy our debt service obligations.

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

We contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $342.0 million to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs of $24.3 million;

•	$10.8 million for loan transfer and consent fees and credit facility origination fees;

•	approximately $6.1 million to pay non-accredited prior investors in connection with the Formation Transactions; and

•	approximately $0.4 million for tenant improvements and leasing commissions at The Landmark at One Market.

Subsequent to the Offering, on March 11, 2011, we used approximately $129.0 million of the net proceeds to acquire First & Main and on July 1, 2011 we used approximately $92.0 million of the net proceeds to acquire the Lloyd District Portfolio.

Of the remaining proceeds, we intend to use (1) up to $8.1 million for additional tenant improvements and leasing commissions at The Landmark at One Market; (2) up to $1.0 million to pay costs related to the renovation of Solana Beach Towne Centre; and (3) the remainder for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on January 14, 2011.

We invested the net proceeds in a money market account and GNMA securities in a manner that is consistent with our intention to qualify as a REIT for U.S. federal income tax purposes. As noted above, pursuant to the partnership agreement of our Operating Partnership, limited partners of our Operating Partnership and some assignees of limited partners will have the right, beginning 14 months after the completion of the Offering, to require our Operating Partnership to redeem part or all of their common units for cash equal to the then-current market value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement), or, at our election, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.

3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011

10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011

10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan

10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)

10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)

10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers

10.7(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011

10.8(2)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011

10.9(1)	Form of Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and each of John W. Chamberlain, Robert F. Barton, Adam Wyll and Patrick Kinney

10.10(2)	Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady, dated January 19, 2011

10.11(1)	Independent Director Compensation Policy

10.12(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011

10.13(3)	Credit Agreement among American Assets Trust, L.P., as the Borrower, American Assets Trust, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and Wells Fargo Bank, N.A., as Syndication Agent and KeyBank National Association and Royal Bank of Canada as Co- Documentation Agents, dated January 19, 2011

10.14(4)	Purchase Agreement between Two Main Development LLC, as Seller, and American Assets Trust, L.P., as Buyer, dated March 1, 2011

10.15(5)	Deed of Trust and Security Agreement by and between AAT Oregon Office I, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated June 1, 2011

10.16(5)	Promissory Note by AAT Oregon Office I, LLC, as maker, to PNC Bank, National Association, dated June 1, 2011

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Registration Statement of Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.
(2)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(3)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.
(5)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

Date: August 12, 2011	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)