Form 10-Q
period 2011-09-30
American Assets Trust, Inc.
filed 2011-11-10
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35030

AMERICAN ASSETS TRUST, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Organization)	27-3338708 (IRS Employer Identification No.)

11455 El Camino Real, Suite 200, San Diego, California (Address of Principal Executive Offices)	92130 (Zip Code)

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

The number of Registrant’s common shares outstanding on November 10, 2011 was 39,283,796.

AMERICAN ASSETS TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Real estate, at cost
Operating real estate	$1,653,329	$1,117,831
Construction in progress	4,285	925
Held for development	22,755	8,081

	1,680,369	1,126,837
Accumulated depreciation	(223,624)	(209,666)

Net real estate	1,456,745	917,171
Cash and cash equivalents	123,222	41,953
Restricted cash	8,760	4,481
Marketable securities	29,596	—
Accounts receivable, net	6,525	1,564
Deferred rent receivables, net	22,792	19,486
Notes receivable from affiliate	—	21,769
Investment in real estate joint ventures	—	39,816
Prepaid expenses and other assets	77,121	43,718
Assets of discontinued operations	—	27,399

Total assets	$1,724,761	$1,117,357

Liabilities and equity
Liabilities:
Secured notes payable	$943,900	$828,685
Unsecured notes payable	—	38,013
Notes payable to affiliates	—	5,266
Accounts payable and accrued expenses	27,769	11,284
Security deposits payable	4,664	2,510
Other liabilities and deferred credits	57,955	38,846
Distributions in excess of earnings on real estate joint ventures	—	14,060
Liabilities of discontinued operations	—	23,572

Total liabilities	1,034,288	962,236

Commitments and contingencies (Note 11)
Equity:
Owners’ equity	—	121,874
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 authorized, 39,283,796 outstanding at September 30, 2011	393	—
Additional paid-in capital	652,932	—
Accumulated dividends in excess of net income	(20,233)	—

Total American Assets Trust, Inc. stockholders’ equity	633,092	—
Noncontrolling interests
Owners in consolidated real estate entities	—	33,247
Unitholders in the Operating Partnership	57,381	—

	57,381	33,247

Total equity	690,473	155,121

Total liabilities and equity	$1,724,761	$1,117,357

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Rental income	$53,278	$33,903	$146,860	$88,213
Other property income	3,015	1,060	7,416	2,762

Total revenue	56,293	34,963	154,276	90,975
Expenses:
Rental expenses	16,187	5,977	42,720	15,358
Real estate taxes	5,390	3,442	14,800	9,208
General and administrative	3,733	1,515	10,786	4,908
Depreciation and amortization	15,827	12,599	41,916	26,714

Total operating expenses	41,137	23,533	110,222	56,188
Operating income	15,156	11,430	44,054	34,787
Interest expense	(14,738)	(12,416)	(41,791)	(32,979)
Early extinguishment of debt	—	—	(25,867)	—
Loan transfer and consent fees	—	—	(9,019)	—
Gain on acquisition	—	—	46,371	4,297
Other income (expense), net	(108)	(251)	(179)	(1,167)

Income (loss) from continuing operations	310	(1,237)	13,569	4,938
Discontinued operations
Income from discontinued operations	327	44	1,119	232
Gain on sale of real estate property	3,981	—	3,981	—

Results from discontinued operations	4,308	44	5,100	232

Net income (loss)	4,618	(1,193)	18,669	5,170
Net income attributable to restricted shares	(132)	—	(350)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	1,042	2,458	1,941
Net (income) loss attributable to Predecessor’s controlled owners’ equity	—	151	(16,995)	(7,111)
Net income attributable to unitholders in the Operating Partnership	(1,434)	—	(1,209)	—

Net income attributable to American Assets Trust, Inc. stockholders	$3,052	$—	$2,573	$—

Basic net income (loss) from continuing operations attributable to common stockholders per share	$0.00		$(0.03)
Basic net income from discontinued operations attributable to common stockholders per share	0.08		0.10

Basic net income attributable to common stockholders per share	$0.08		$0.07

Weighted average shares of common stock outstanding—basic	38,655,084		36,106,397

Diluted net income (loss) from continuing operations attributable to common stockholders per share	$0.00		$(0.03)
Diluted net income from discontinued operations attributable to common stockholders per share	0.08		0.10

Diluted net income attributable to common stockholders per share	$0.08		$0.07

Weighted average shares of common stock outstanding—diluted	57,051,173		53,265,648

Dividends declared per common share	$0.21		$0.59

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Equity

(Unaudited)

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Predecessor’s Controlled Owners’ Equity	Noncontrolling Interests - Unitholders in the Operating Partnership	Predecessor’s Noncontrolling Interests - Owners in Consolidated Entities	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2010	—	$—	$—	$—	$121,874	$—	$33,247	$155,121
Net income (loss)	—	—	—	2,923	16,995	1,209	(2,458)	18,669
Distributions	—	—	—	—	(33,435)	—	(6,525)	(39,960)
Proceeds from sale of common stock, net	31,625,000	316	587,695	—	—	—	—	588,011
Cash paid to non-accredited investors	—	—	—	—	—	—	(6,075)	(6,075)
Issuance of restricted stock	630,663	6	(6)	—	—	—	—	—
Forfeiture of restricted stock	(1,951)	—	—	—	—	—	—	—
Issuance of common shares and units for acquisition of properties	262,486	3	6,081	—	—	27,770	—	33,854
Proceeds from private placement	—	—	—	—	—	5,410	—	5,410
Notes receivable from affiliate settled in common units	—	—	—	—	—	(21,797)	—	(21,797)
Notes payable to affiliates settled in common units	—	—	—	—	—	828	—	828
Dividends declared and paid	—	—	—	(23,156)	—	(10,854)	—	(34,010)
Stock-based compensation	—	—	1,902	—	—	—	—	1,902
Distribution of investment in joint venture not acquired	—	—	—	—	(9,084)	—	(2,396)	(11,480)
Exchange of owners’ equity for common stock and units	6,767,598	68	57,260	—	(96,350)	54,815	(15,793)	—

Balance at September 30, 2011	39,283,796	$393	$652,932	$(20,233)	$—	$57,381	$—	$690,473

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$18,669	$5,170
Results from discontinued operations	(5,100)	(232)

Income from continuing operations	13,569	4,938
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,639)	1,099
Depreciation and amortization	41,916	26,714
Amortization of debt issuance costs and debt fair value adjustments	2,924	418
Early extinguishment of debt	25,867	—
Loan transfer and consent fees	9,019	—
Gain on acquisition of controlling interests	(46,371)	(4,297)
Stock-based compensation expense	1,902	—
Loss from real estate joint ventures	188	3,431
Distribution of earnings from real estate joint ventures	—	3,812
Other, net	1,586	497
Changes in operating assets and liabilities
Change in restricted cash	(848)	(730)
Change in accounts receivable	(3,262)	(155)
Change in prepaid expenses and other assets	(590)	(1,725)
Change in accounts payable and accrued expenses	5,689	2,272
Change in security deposits and other liabilities	125	265

Net cash provided by operating activities of continuing operations	50,075	36,539
Net cash provided by operating activities of discontinued operations	1,748	1,055

Net cash provided by operating activities	51,823	37,594

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(227,309)	(19,762)
Capital expenditures	(5,871)	(3,355)
Change in restricted cash	(1,653)	16
Cash acquired from acquisition of controlling interests in real estate joint ventures	15,222	—
Leasing commissions	(1,772)	(1,650)
Purchase of marketable securities	(33,103)	—
Maturity of marketable securities	3,502	—
Distribution of capital from real estate joint ventures	—	10,607
Issuance of notes receivable to affiliate	—	(800)

Net cash used in investing activities of continuing operations	(250,984)	(14,944)
Net cash provided by (used in) investing activities of discontinued operations	30,078	(444)

Net cash used in investing activities	(220,906)	(15,388)

FINANCING ACTIVITIES
Issuance of secured notes payable	84,500	7,500
Repayment of secured notes payable	(263,106)	(10,647)
Defeasance costs on repayment of secured notes payable	(24,345)	—
Loan transfer and consent fees paid	(8,350)	—
Issuance of unsecured notes payable	—	23,000
Repayment of unsecured notes payable	(38,013)	(4,488)
Repayment of notes payable to affiliates	(19,279)	(1,778)
Debt issuance costs	(2,961)	(365)
Proceeds from issuance of common stock, net	596,541	—
Proceeds from private placement of common units	5,410	—
Dividends paid to common stock and unitholders	(34,010)	—
Payments to nonaccredited investors	(6,075)	—
Contributions from Predecessor’s controlling interests	—	1,147
Distributions to Predecessor’s controlling and non-controlling interests	(39,960)	(23,401)

Net cash provided by (used in) financing activities	250,352	(9,032)

Net increase in cash and cash equivalents	81,269	13,174
Cash and cash equivalents, beginning of period	41,953	24,189

Cash and cash equivalents, end of period	$123,222	$37,363

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

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

Our “Predecessor” is not a legal entity but rather a combination of entities whose assets included entities owned and/or controlled by Ernest S. Rady and his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983 (the “Rady Trust”), which in turn owned (1) controlling interests in entities owning 17 properties and the property management business of American Assets, Inc. (“AAI”) (the “controlled entities”), and (2) noncontrolling interests in entities owning four properties (the “noncontrolled entities”) (the assets described at (1) and (2) are the “Acquired Assets,” and do not include our Predecessor’s noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns the Fireman’s Fund Headquarters in Novato, California). The Formation Transactions included the acquisition by our Operating Partnership of the (a) Acquired Assets, (b) the entities that own Waikiki Beach Walk (a mixed-use property consisting of a retail portion and a hotel portion) (the “Waikiki Beach Walk entities”) and (c) the entities that own Solana Beach Towne Centre and Solana Beach Corporate Centre (the “Solana Beach Centre entities”) (including our Predecessor’s ownership interest in these entities).

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

September 30, 2011

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

Since these transactions occurred on January 19, 2011, the financial condition and results of operations for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our financial condition as of December 31, 2010 and results of operations for the nine months ended September 30, 2010 reflect the financial condition and results of operations for our Predecessor. Our financial condition as of September 30, 2011 and results of operations for the nine months ended September 30, 2011 reflect the financial condition and results of operation for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as First & Main, Lloyd District Portfolio and Solana Beach – Highway 101, each acquired subsequent to the Offering. We have included the results of operations for the acquired entities in our consolidated statements of operations from the date of acquisition.

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

As of September 30, 2011, we owned or had a controlling interest in 21 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2011, we owned land at five of our properties that we classify as held for development. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

160 King Street

The Landmark at One Market

First & Main

Lloyd District Portfolio

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

Mixed-Use

Waikiki Beach Walk Retail and Hotel

Held for Development

Solana Beach Corporate Centre – Land

Solana Beach – Highway 101 – Land

Sorrento Pointe – Land

Torrey Reserve – Land

Lloyd District Portfolio – Land

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

In August 2011, we sold Valencia Corporate Center. We have reclassified our financial statements for all periods prior to the sale to reflect Valencia Corporate Center as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Supplemental cash flow information
Cash paid for interest	$39,158	$33,131

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for property under development	$1,525	$(103)

Assumption of debt upon acquisition (Note 2)	$268,008	$133,000

Assumption of notes to affiliates upon acquisition (Note 2)	$14,824	$—

Acquisition of working capital deficit, net of cash (Note 2)	$(4,175)	$(1,972)

Distribution of investment in joint venture not acquired	$11,480	$—

Issuance of common shares and units for acquisition of properties	$33,854	$—

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Notes receivable from affiliate settled in common units	$21,797	$—

Notes payable to affiliates settled in common units	$828	$—

Reduction to capital for prepaid Offering costs	$1,974	$—

Transfer taxes accrued at time of Offering	$6,556	$—

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

We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectibility of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At September 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $1.8 million and $1.0 million, respectively.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

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

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the nine months ended September 30, 2011 and 2010, real estate depreciation expense was $30.4 million and $22.8 million, respectively.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

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

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” For the nine months ended September 30, 2011, $0.6 million in debt issuance costs were written off and included in early extinguishment of debt.

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. We have evaluated our investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. Our investment balances in our real estate joint ventures are presented separately in our consolidated balance sheets.

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

We consolidate those ventures that are considered to be VIEs where we are the primary beneficiary. For non-VIEs, the Predecessor combined those ventures that Ernest Rady or the Rady Trust controlled through majority ownership interests or where the

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

Predecessor was the managing member and the partner did not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those ventures where we do not have control over operating and financial policies. Under the equity method of accounting, the investment in each venture is included on our balance sheet; however, the assets and liabilities of the ventures for which we use the equity method are not included in the balance sheet. The investment is adjusted for contributions, distributions and our proportionate share of the net earnings or losses of each respective venture.

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

Notes Receivable from Affiliate

Certain entities made loans to affiliates in order to attain a higher return on excess cash balances, and these loans were classified as notes receivable from affiliate at December 31, 2010. The notes bore interest at LIBOR and were to be repaid upon demand. The notes were settled as part of the Formation Transactions.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

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

NOTE 2. REAL ESTATE

Acquisitions

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

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

We have included the results of operations for each of these acquired entities in our consolidated statements of operations from January 19, 2011, the date of acquisition. For the period January 19, 2011 through September 30, 2011, the acquired entities contributed $42.6 million to total revenue, $35.3 million to operating expenses, $7.3 million to operating income and $(5.3) million to net income (loss).

On March 11, 2011, we acquired an approximately 364,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon (“First & Main”). The purchase price for First & Main was approximately $128.9 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand and structured to accommodate a reverse tax deferred exchange in conjunction with the sale of Valencia Corporate Center pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

On July 1, 2011, we acquired the Lloyd District Portfolio, consisting of approximately 600,000 rentable square feet on more than 16 acres located in the Lloyd District of Portland, Oregon. The Lloyd District Portfolio is comprised of six office buildings within four contiguous blocks, including (i) a condominium interest in the 20-story Lloyd Tower, (ii) the 16-story Lloyd 700 Building and (iii) four low-rise landmark buildings within Oregon Square. The purchase price was approximately $91.6 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand. The acquisition was structured to accommodate a possible tax deferred exchange pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

On September 20, 2011, we acquired the Solana Beach – Highway 101 property, consisting of approximately 1.7 acres located in Solana Beach, California. The property consists primarily of land held for future development. The purchase price was approximately $6.8 million, excluding closing costs of approximately $0.2 million, which are included in other income (expense), net on the statement of operations. The purchase was funded through cash on hand.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The allocation of the purchase price for First & Main, Lloyd District Portfolio and Solana Beach – Highway 101 was as follows (in thousands):

	First & Main	Lloyd District Portfolio	Solana Beach – Highway 101	Total
Land	$14,697	$18,660	$6,692	$40,049
Building	102,597	53,325	107	156,029
Land improvements	151	1,444	—	1,595
Tenant improvements	6,991	5,909	11	12,911
Construction in progress	—	723	—	723

Total real estate	124,436	80,061	6,810	211,307
Accounts receivable, net	153	—	—	153
Lease intangibles	9,578	13,164	40	22,782
Prepaid expenses and other assets	296	10	—	306

Total assets	$134,463	$93,235	$6,850	$234,548

Accounts payable and accrued expenses	$387	$188	$12	$587
Security deposits payable	—	426	6	432
Other liabilities and deferred credits	—	519	—	519
Lease intangibles	5,199	502	—	5,701

Total liabilities	$5,586	$1,635	$18	$7,239

We have included the results of operations for First & Main, Lloyd District Portfolio and Solana Beach – Highway 101 in our consolidated statements of operations from the date of acquisition. For the period of acquisition through September 30, 2011, First & Main, Lloyd District Portfolio and Solana Beach – Highway 101 contributed $9.6 million to total revenue, $7.9 million to operating expenses, $1.7 million to operating income and $0.5 million to net income.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Waikiki Beach Walk entities, Solana Beach Centre entities, First & Main, Lloyd District Portfolio and Solana Beach – Highway 101 with the historical results of operations of the Company/Predecessor on a pro forma basis, as though the entities had been acquired on January 1, 2010. The pro forma financial information for the nine months ended September 30, 2010, also includes the pro forma results of operations for The Landmark at One Market, which was acquired by the Predecessor on June 30, 2010, as though the entity had been acquired on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2010. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach Centre entities and Waikiki Beach Walk entities for the nine months ended September 30, 2011 and The Landmark at One Market for the nine months ended September 30, 2010.

The following table summarizes the unaudited pro forma financial information (in thousands):

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

	Nine months ended September 30,
	2011		2010
Total revenue	$166,575		$158,003
Total operating expenses	120,689		109,312
Operating income	45,886		48,691
Net loss	$(26,159	) (1)	$(993)

(1)	The net loss for the nine months ended September 30, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

Dispositions

On August 30, 2011, we sold Valencia Corporate Center for a sales price of $31.0 million. The property is located in Santa Clarita, California. The decision to sell Valencia Corporate Center was a result of our desire to focus resources on our core, high-barrier-to-entry markets. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of First & Main pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections. As a result of the sale, Valencia Corporate Center no longer serves as a borrowing base property under our revolving credit facility.

We determined that Valencia Corporate Center became a discontinued operation in the third quarter of 2011. We have, therefore, classified Valencia Corporate Center’s net assets, liabilities and operating results as discontinued operations on our balance sheets and our statements of operations for all periods prior to the sale.

Net revenue and net income from the property’s discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue from discontinued operations	$767	$1,107	$3,099	$3,314

Results from discontinued operations
Net income from discontinued operations	327	44	1,119	232
Gain on sale of real estate from discontinued operations	3,981	—	3,981	—

Total net income from discontinued operations	$4,308	$44	$5,100	$232

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

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

NOTE 4. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles, which are included in prepaid expenses and other assets and other liabilities and deferred credits, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
In-place leases	$60,540	$41,108
Accumulated amortization	(29,038)	(30,901)
Above market leases	43,064	33,557
Accumulated amortization	(24,344)	(21,433)

Acquired lease intangible assets, net	50,222	22,331

Below market leases	70,332	54,576
Accumulated accretion	(20,618)	(21,546)

Acquired lease intangible liabilities, net	$49,714	$33,030

NOTE 5. MARKETABLE SECURITIES

Our portfolio of marketable securities is comprised of debt securities that are classified as trading securities. At September 30, 2011, our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We report our trading securities at fair value, based on quoted market prices (Level 1 of the fair value hierarchy—see Note 6). Gains and losses resulting from the mark-to-market of these securities are recognized as unrealized gains or losses in income. For the nine months ended September 30, 2011, unrealized losses in our statement of operations, which are included in other income (expense), were insignificant.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 3.7% to 8.7%. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our notes payable is as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, including discontinued operations	$943,900	$974,198	$851,547	$871,016
Unsecured notes payable	—	—	$38,013	$38,023

Due to their related party nature, notes with affiliates outstanding at December 31, 2010 cannot be measured at fair value.

NOTE 7. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Leasing commissions, net of accumulated amortization of $13,955 and $13,136, respectively	$17,782	$10,724
Acquired above market leases, net	18,720	12,124
Acquired in-place leases, net	31,502	10,207
Lease incentives, net of accumulated amortization of $1,757 and $1,480, respectively	1,943	2,220
Other intangible assets, net of accumulated amortization of $3,174 and $1,325, respectively	1,732	364
Debt issuance costs, net of accumulated amortization of $2,203 and $2,683, respectively	3,698	2,209
Prepaid expenses, deposits, and other	1,744	5,870

Total prepaid expenses and other assets	$77,121	$43,718

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of operations. Prepaid expenses and deposits included $5.3 million in costs related to the Offering at December 31, 2010, which were recorded as a reduction of capital at the time of the Offering.

NOTE 8. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Acquired below market leases, net	$49,714	$33,030
Prepaid rent and deferred revenue	5,936	5,145
Straight-line rent liability	601	622
Deferred rent expense and lease intangible	1,139	—
Deferred compensation	485	—
Other liabilities	80	49

Total other liabilities and deferred credits	$57,955	$38,846

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

NOTE 9. DEBT

The following is a summary of our total debt outstanding as of September 30, 2011 and December 31, 2010 (in thousands):

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

	Principal Balance as of		Stated Interest Rate as of September 30, 2011	Stated Maturity Date
	September 30, 2011	December 31, 2010
Description of Debt
Secured Notes Payable
160 King Street (1)(2)(5)(10)	$—	$8,564	N/A	November 1, 2012
Carmel Country Plaza (1)(4)	—	10,145	N/A	January 2, 2013
Santa Fe Park RV Resort (1)(4)	—	1,856	N/A	January 2, 2013
Lomas Santa Fe Plaza (1)(4)	—	19,599	N/A	May 1, 2013
Torrey Reserve—South Court (1)(4)	—	12,892	N/A	May 1, 2013
Carmel Mountain Plaza (1)(4)	—	62,907	N/A	June 1, 2013
Alamo Quarry Market (4)(6)	96,538	98,011	5.670%	January 8, 2014
160 King Street (7)	31,800	32,931	5.680%	May 1, 2014
Waikele Center (5)	140,700	140,700	5.145%	November 1, 2014
The Shops at Kalakaua (5)	19,000	19,000	5.449%	May 1, 2015
The Landmark at One Market (5)(6)	133,000	133,000	5.605%	July 5, 2015
Del Monte Center (5)	82,300	82,300	4.926%	July 8, 2015
Rancho Carmel Plaza (1)(4)	—	8,049	N/A	January 1, 2016
First & Main (5)	84,500	—	3.965%	July 1, 2016
Imperial Beach Gardens (5)	20,000	20,000	6.163%	September 1, 2016
Mariner’s Point (5)	7,700	7,700	6.092%	September 1, 2016
Torrey Reserve—ICW Plaza (1)(5)	—	43,000	N/A	February 1, 2017
South Bay Marketplace (5)	23,000	23,000	5.477%	February 10, 2017
Waikiki Beach Walk—Retail (5)	130,310	—	5.390%	July 1, 2017
Solana Beach Corporate Centre III-IV (11)	37,330	—	6.390%	August 1, 2017
Loma Palisades (5)	73,744	73,744	6.090%	July 1, 2018
Torrey Reserve—North Court (4)	21,984	22,165	7.220%	June 1, 2019
Torrey Reserve—Torrey Daycare (1)(8)	—	1,660	N/A	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (4)	7,401	7,462	6.355%	June 1, 2020
Solana Beach Corporate Centre I-II (4)	11,825	—	5.910%	June 1, 2020
Solana Beach Towne Centre (4)	39,418	—	5.910%	June 1, 2020

	960,550	828,685

Unamortized fair value adjustment	(16,650)	—

	943,900	828,685

Unsecured Notes Payable
Waikele Center Notes (1)(2)(5)	—	5,813	N/A	February 15, 2011
Landmark Note (1)(2)(5)	—	19,000	N/A	July 1, 2013
Carmel Mountain Note (1)(2)(5)	—	13,200	N/A	August 1, 2013

	—	38,013

Notes Payable to Affiliates
Del Monte Center Affiliates (1)(9)	—	5,266	N/A	March 1, 2013

Debt of Discontinued Operations
Secured Notes Payable
Valencia Corporate Center (1)(2)(3)	—	7,223	N/A	February 1, 2011
Valencia Corporate Center (1)(4)	—	15,639	N/A	October 1, 2012

	—	22,862

Total Debt Outstanding	$943,900	$894,826

(1)	Note was voluntarily repaid in full as part of the Formation Transactions.
(2)	Loan was fully or partially guaranteed by owners or affiliates.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

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

On June 1, 2011, we, through a subsidiary, entered into a five-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $84.5 million. The loan is secured by a first-priority deed of trust on First & Main and an assignment of all leases, rents and security deposits relating to First & Main. The loan has a maturity date of July 1, 2016, bears interest at a fixed rate per annum of 3.965% and is interest only.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of September 30, 2011, we were in compliance with all loan covenants.

Revolving Credit Facility

On January 19, 2011, in connection with the Offering, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At September 30, 2011, our maximum allowable borrowing amount was $197.5 million. The credit facility has an initial term of three years, and we have the option to extend the term for one additional year if we meet specified requirements. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. The credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years.

NOTE 10. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,396,089 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at September 30, 2011. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

On February 14, 2011, we completed a private placement transaction of 251,050 common units for approximately $5.4 million.

Dividends

The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units for the nine months ended September 30, 2011:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2011	$0.17	January 19, 2011 to March 31, 2011	March 31, 2011
Second Quarter 2011	$0.21	April 1, 2011 to June 30, 2011	June 30, 2011
Third Quarter 2011	$0.21	July 1, 2011 to September 30, 2011	September 30, 2011

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

Concurrently with the closing of the Offering, we also granted each of our non-employee directors 1,951 restricted shares of our common stock pursuant to the 2011 Plan, other than one who was granted 1,952 restricted shares. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors, and had an aggregate fair value of $0.2 million on the date of the grants. On June 29, 2011, one of our directors notified us of his resignation as a director of the Company and, as a result, immediately forfeited the 1,951 restricted shares of our common stock previously granted to him, none of which had vested. On August 5, 2011, we granted 1,957 restricted shares of our common stock to a new non-employee director, with a fair value of $0.04 million on the date of the grant. The restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

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

None of the restricted shares were vested at September 30, 2011. We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.9 million in noncash compensation expense for the nine months ended September 30, 2011, which is included in general and administrative expense on the statement of operations. Unrecognized compensation expense was $7.8 million.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2011, we had a weighted average of approximately 627,967 and 561,564 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2011, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Numerator
Income from continuing operations	$310	$13,569
Less: Net income attributable to restricted shares	(132)	(350)
Less: Loss from continuing operations attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,454
Less: Income from continuing operations attributable to Predecessor’s controlled owners’ equity	—	(17,009)
Less: Income (loss) from continuing operations attributable to unitholders in the Operating Partnership	(57)	427

Income (loss) from continuing operations attributable to American Assets Trust Inc. common stockholders—basic	121	(909)
Plus: Results from discontinued operations attributable to American Assets Trust Inc. common stockholders	2,931	3,482

Net income attributable to common stockholders—basic	$3,052	$2,573

Income (loss) from continuing operations attributable to American Assets Trust Inc. common stockholders—basic	$121	$(909)
Plus: Income (loss) from continuing operations attributable to unitholders in the Operating Partnership	57	(427)

Income (loss) from continuing operations attributable to common stockholders—diluted	178	(1,336)
Plus: Results from discontinued operations attributable to American Assets Trust Inc. common stockholders	2,931	3,482
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	1,377	1,636

Net income attributable to common stockholders—diluted	$4,486	$3,782

Denominator
Weighted average common shares outstanding—basic	38,655,084	36,106,397
Effect of dilutive securities—conversion of Operating Partnership units	18,396,089	17,159,251

Weighted average common shares outstanding—diluted	57,051,173	53,265,648

Earnings (loss) per common share—basic
Continuing operations	$0.00	$(0.03)
Discontinued operations	0.08	0.10

	$0.08	$0.07

Earnings (loss) per common share—diluted
Continuing operations	$0.00	$(0.03)
Discontinued operations	0.08	0.10

	$0.08	$0.07

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

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

Current minimum annual payments under the leases are as follows, as of September 30, 2011 (in thousands):

Year Ending December 31,
2011 (three months ending December 31, 2011)	$599
2012	2,436
2013	2,502
2014	2,569
2015	2,636
Thereafter	5,411	(1)

	$16,153

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

September 30, 2011

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

In connection with our acquisition of Lloyd District Portfolio, we have entered into a property management agreement with Ashforth Pacific, Inc. (“Ashforth”) pursuant to which Ashforth manages and operates Lloyd District Portfolio. Pursuant to the property management agreement, we pay Ashforth a monthly management fee of 3.5% of “gross receipts”, as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement is for an initial term of two years, with three one-year renewal options, exercisable by us in our sole discretion. The property management agreement may not be terminated by us or by Ashforth without cause during the initial term. Since entering into the property management agreement, Ashforth has solicited our consent to assign their interest as “manager” in the property management agreement, to Langley Investment Properties, Inc. We consented to such assignment subject to certain conditions; however, the assignment has not yet closed.

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

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon and Texas. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 42% of total revenues for the nine months ended September 30, 2011. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the nine months ended September 30, 2011 and 2010, no tenant accounted for more than 10% of our total rental revenue.

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

As of September 30, 2011, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years/period ending December 31 (in thousands):

2011 (three months ending December 31, 2011)	$38,527
2012	134,606
2013	116,577
2014	93,330
2015	81,000
Thereafter	205,515

Total	$669,555

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Minimum rents
Retail	$15,847	$14,548	$48,062	$43,114
Office	16,423	9,708	41,324	18,792
Multifamily	3,501	3,327	9,789	9,899
Mixed-use	2,239	—	6,275	—
Cost reimbursement	6,406	5,774	18,963	14,980
Percentage rent	455	272	1,090	700
Hotel revenue	8,010	—	20,274	—
Other	397	274	1,083	728

Total rental income	$53,278	$33,903	$146,860	$88,213

Minimum rents include $2.0 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $3.6 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(0.9) million and $(0.6) million for the three months ended September 30, 2011 and 2010, respectively, and $(1.6) million and $(1.5) million for the nine months ended September 30, 2011 and 2010, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental operating	$6,031	$3,834	$15,747	$9,592
Hotel operating	5,168	—	13,819	—
Repairs and maintenance	2,497	1,069	6,073	3,861
Marketing	402	209	1,261	462
Rent	555	566	2,154	566
Hawaii excise tax	1,028	286	2,516	812
Management fees	506	13	1,150	65

Total rental expenses	$16,187	$5,977	$42,720	$15,358

NOTE 14. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax expense	$(309)	$—	$(690)	$—
Loss from real estate joint ventures	—	(541)	(188)	(3,431)
Acquisition related expenses	(187)	—	(431)	—
Fee income from real estate joint ventures	—	258	44	2,201
Interest and investment income	388	32	1,086	63

Total other income (expense)	$(108)	$(251)	$(179)	$(1,167)

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

Fees earned by us from the unconsolidated joint ventures are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Property management fees	$—	$222	$38	$1,013
Leasing fees	—	—	—	957
Asset management fees/financing fees	—	—	—	130
Maintenance reimbursements	—	30	6	90
Construction management fees	—	6	—	11

	$—	$258	$44	$2,201

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

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

	As of and for the nine months ended September 30,
	2011	2010
Notes receivable	$—	$21,769
Interest income	$3	$43

We received unsecured loans on January 15, 2008, from certain of the entities that own Del Monte Center for $12.0 million, the proceeds of which were used to fund construction at the property. The notes bore interest at 10.0% and required monthly principal and interest payments until maturity on March 1, 2013. The notes were classified as notes payable to affiliates. The notes were repaid using proceeds from the Offering or were settled as part of the Formation Transactions. Interest expense related to the notes was $0.03 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.

At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.7 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively, is included in rental income. In May, the lease agreement at ICW Plaza was amended to terminate the lease of approximately 12,000 square feet and reduce base rent on one suite in line with market rent. Additionally, we leased space to Insurance Company of the West at Valencia Corporate Center until the sale of Valencia Corporate Center on August 30, 2011, and rental revenue recognized on these leases of $1.2 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively, is included in discontinued operations.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Retail
Property revenue	$21,494	$20,464	$64,923	$58,706
Property expense	(5,981)	(4,855)	(17,433)	(14,855)

Segment profit	15,513	15,609	47,490	43,851

Total Office
Property revenue	18,335	10,898	45,767	21,577
Property expense	(6,209)	(3,309)	(15,029)	(6,256)

Segment profit	12,126	7,589	30,738	15,321

Total Multifamily
Property revenue	3,803	3,601	10,588	10,692
Property expense	(1,387)	(1,255)	(3,974)	(3,455)

Segment profit	2,416	2,346	6,614	7,237

Total Mixed-Use
Property revenue	12,661	—	32,998	—
Property expense	(8,000)	—	(21,084)	—

Segment profit	4,661	—	11,914	—

Total segments’ profit	$34,716	$25,544	$96,756	$66,409

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total segments’ profit	$34,716	$25,544	$96,756	$66,409
General and administrative	(3,733)	(1,515)	(10,786)	(4,908)
Depreciation and amortization	(15,827)	(12,599)	(41,916)	(26,714)
Interest expense	(14,738)	(12,416)	(41,791)	(32,979)
Early extinguishment of debt	—	—	(25,867)	—
Loan transfer and consent fees	—	—	(9,019)	—
Gain on acquisition	—	—	46,371	4,297
Other income (expense), net	(108)	(251)	(179)	(1,167)

Income (loss) from continuing operations	310	(1,237)	13,569	4,938
Discontinued operations
Income from discontinued operations	327	44	1,119	232
Gain on sale of real estate property	3,981	—	3,981	—

Results from discontinued operations	4,308	44	5,100	232

Net income (loss)	4,618	(1,193)	18,669	5,170
Net income attributable to restricted shares	(132)	—	(350)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	1,042	2,458	1,941
Net (income) loss attributable to Predecessor’s controlled owners’ equity	—	151	(16,995)	(7,111)
Net income attributable to unitholders in the Operating Partnership	(1,434)	—	(1,209)	—

Net income attributable to American Assets Trust, Inc. stockholders	$3,052	$—	$2,573	$—

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein, in our annual report on Form 10-K for the year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Overview

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.

We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon and Hawaii. As of September 30, 2011 our portfolio is comprised of ten retail shopping centers; six office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering, or the Offering, and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of the Offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 68.0% of our operating partnership as of September 30, 2011. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

As noted above, since the Offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the nine months ended September 30, 2010 reflect the results of operations and financial condition for our Predecessor. Our results of operations for the nine months ended September 30, 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as First & Main, Lloyd District Portfolio, and Solana Beach – Highway 101, each acquired subsequent to the Offering and discussed in more detail under “Acquisitions and Dispositions”. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Acquisitions and Dispositions

Acquisitions

As part of the Formation Transactions, we acquired the controlling interests in the Waikiki Beach Walk entities and the Solana Beach Centre entities for Operating Partnership units and common shares with a value of approximately $33.9 million.

On March 11, 2011, we acquired an approximately 364,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon, or First & Main. The purchase price for First & Main was approximately $128.9 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand and structured to accommodate a reverse tax deferred exchange in conjunction with the sale of Valencia Corporate Center pursuant to the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code, and applicable state revenue and taxation code sections.

On July 1, 2011, we acquired the Lloyd District Portfolio, consisting of approximately 600,000 rentable square feet on more than 16 acres located in the Lloyd District of Portland, Oregon. The Lloyd District Portfolio is comprised of six office buildings within four contiguous blocks, including (i) a condominium interest in the 20-story Lloyd Tower, (ii) the 16-story Lloyd 700 Building and (iii) four low-rise landmark buildings within Oregon Square. The purchase price was approximately $91.6 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand. The acquisition was structured to accommodate a possible tax deferred exchange pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections. We intend to evaluate further developing this property through the addition of retail, office and/or residential mixed-use development. However, we can offer no assurances that we will ultimately further develop this property.

On September 20, 2011, we acquired the Solana Beach – Highway 101 property, consisting of approximately 1.7 acres located in Solana Beach, California. The purchase price was approximately $6.8 million, excluding closing costs of approximately $0.2 million, which are included in other income (expense), net on the statement of operations. The purchase was funded through cash on hand. We intend to evaluate developing this property into a retail, office and/or residential mixed-use site. However, we can offer no assurances that we will ultimately develop this property. The property currently includes approximately 2,800 rentable square feet, which we plan to lease until development begins, if at all.

Dispositions

On August 30, 2011, we sold Valencia Corporate Center for a sales price of $31.0 million. The property is located in Santa Clarita, California. The decision to sell Valencia Corporate Center was a result of our desire to focus resources on our core, high-barrier-to-entry markets. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of First & Main pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections. As a result of the sale, Valencia Corporate Center no longer serves as a borrowing base property under our revolving credit facility.

Critical Accounting Policies

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010. We have not made any material changes to these policies during the periods covered by this report.

Results of Operations

For our discussion of results of operations, we have provided information on a total portfolio and same-store basis. Information provided on a same-store basis includes the results of properties that we owned and operated for the entirety of both periods being compared, except for properties held for development and properties classified as discontinued operations, which are excluded for both periods.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

The following table summarizes our consolidated results of operations for the three months ended September 30, 2011 compared to our Predecessor’s combined results of operations for the three months ended September 30, 2010. As of September 30, 2011, our operating portfolio was comprised of 21 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2011, we owned land at five of our properties that we classified as held for development. As of September 30, 2010, our Predecessor’s operating portfolio was comprised of 17 properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). The Predecessor also owned land at two of its properties that it classified as held for development. At September 30, 2010, our Predecessor had noncontrolling investments in four properties, which were accounted for under the equity method of accounting. The Landmark at One Market was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting.

The following table sets forth selected data from our consolidated/combined statements of operations for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2011	2010
Revenues
Rental income	$53,278	$33,903	$19,375	57%
Other property income	3,015	1,060	1,955	184

Total property revenues	56,293	34,963	21,330	61
Expenses
Rental expenses	16,187	5,977	10,210	171
Real estate taxes	5,390	3,442	1,948	57

Total property expenses	21,577	9,419	12,158	129

Total property income	34,716	25,544	9,172	36

General and administrative	(3,733)	(1,515)	(2,218)	146
Depreciation and amortization	(15,827)	(12,599)	(3,228)	26
Interest expense	(14,738)	(12,416)	(2,322)	19
Other income (expense), net	(108)	(251)	143	(57)

Total other, net	(34,406)	(26,781)	(7,625)	28

Income (loss) from continuing operations	310	(1,237)	1,547	(125)
Discontinued operations
Income from discontinued operations	327	44	283	643
Gain on sale of real estate property	3,981	—	3,981	100

Results from discontinued operations	4,308	44	4,264	9,691

Net income (loss)	4,618	(1,193)	5,811	(487)
Net income attributable to restricted shares	(132)	—	(132)	(100)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	1,042	(1,042)	(100)
Net loss attributable to Predecessor’s controlled owners’ equity	—	151	(151)	(100)
Net income attributable to unitholders in the Operating Partnership	(1,434)	—	(1,434)	(100)

Net income attributable to American Assets Trust, Inc. stockholders	$3,052	$—	$3,052	100%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $21.3 million, or 61%, to $56.3 million for the three months ended September 30, 2011 compared to $35.0 million for the three months ended September 30, 2010. The percentage leased was as follows for each segment as of September 30, 2011 and 2010:

	Percentage Leased (1) September 30,
	2011		2010
Retail	92.6	%(2)	97.3%
Office	94.1		96.5	(4)
Multifamily	94.4		90.5
Mixed-Use	99.2	(3)	—

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2011 or September 30, 2010, as applicable.
(2)	The percentage leased includes the vacant building acquired at Carmel Mountain Plaza in November 2010. Excluding the acquired building, the percentage leased is 95.1%.
(3)	Includes the retail portion of the mixed-use property only.
(4)	Excludes Valencia Corporate Center, which was sold on August 30, 2011.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $19.4 million, or 57%, to $53.3 million for the three months ended September 30, 2011 compared to $33.9 million for the three months ended September 30, 2010. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$21,136	$20,069	$1,067	5%	$19,214	$19,339	$(125)	(1)%
Office	17,282	10,504	6,778	65	10,034	10,455	(421)	(4)
Multifamily	3,504	3,330	174	5	3,504	3,330	174	5
Mixed-Use	11,356	—	11,356	100	—	—	—	—

	$53,278	$33,903	$19,375	57%	$32,752	$33,124	$(372)	(1)%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; and land held for development. Valencia Corporate Center is excluded from both the total portfolio and same-store portfolio, as it is classified as discontinued operations for all periods presented.

The increase in retail rental revenue was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011. On a same-store basis, retail rental revenue decreased $0.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This decrease was primarily due to Borders closing (and the rejection of the leases in bankruptcy) at three of our properties, which resulted in a decrease in rental revenue of $0.3 million for the three months ended September 30, 2011 compared to 2010. This decrease was offset by increased rental revenue related to the increase in the average percentage leased.

The increase in office rental revenue was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had rental revenue of $1.4 million, $2.7 million and $3.1 million, respectively, for the three months ended September 30, 2011. Same-store office rental revenue decreased $0.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This decrease was primarily due a decrease in rental rates on new leases and renewals and a decrease in the percentage leased of the same-store portfolio.

The increase in multifamily rental revenue was primarily due to an increase in the percentage leased.

The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Other property income. Other property income increased $1.9 million, or 184%, to $3.0 million for the three months ended September 30, 2011, compared to $1.1 million for the three months ended September 30, 2010. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$358	$395	$(37)	(9)%	$358	$395	$(37)	(9)%
Office	1,053	394	659	167	558	394	164	42
Multifamily	299	271	28	10	299	271	28	10
Mixed-Use	1,305	—	1,305	100	—	—	—	—

	$3,015	$1,060	$1,955	184%	$1,215	$1,060	$155	15%

The increase in office other property income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011, which had parking income of $0.4 million for the three months ended September 30, 2011. Same-store office other property income increased due to an increase of $0.2 million in parking income at the 160 King Street property due to incremental use of the parking structure by the public during construction at a nearby office building, along with those attending San Francisco Giants games at AT&T Park across the street from the property.

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

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $12.2 million, or 129%, to $21.6 million for the three months ended September 30, 2011, compared to $9.4 million for the three months ended September 30, 2010. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $10.2 million, or 171%, to $16.2 million for the three months ended September 30, 2011, compared to $6.0 million for the three months ended September 30, 2010. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$3,541	$2,741	$800	29%	$3,246	$2,741	$505	18%
Office	4,071	2,157	1,914	89	2,222	2,156	66	3
Multifamily	1,026	1,079	(53)	(5)	1,026	1,079	(53)	(5)
Mixed-Use	7,549	—	7,549	100	—	—	—	—

	$16,187	$5,977	$10,210	171%	$6,494	$5,976	$518	9%

The increase in retail rental expenses was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental expenses of $0.3 million for the three months ended September 30, 2011. On a same-store basis, rental expenses increased $0.5 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was primarily due to additional maintenance performed, additional marketing costs and increased operating costs related to the increase in the average percentage leased for 2011.

The increase in office rental expenses was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had rental expenses of $0.2 million, $0.4 million and $1.2 million, respectively, for the three months ended September 30, 2011.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Real Estate Taxes. Real estate tax expense increased $2.0 million, or 57%, to $5.4 million for the three months ended September 30, 2011, compared to $3.4 million for the three months ended September 30, 2010. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$2,440	$2,114	$326	15%	$2,260	$2,114	$146	7%
Office	2,138	1,152	986	86	1,227	1,140	87	8
Multifamily	361	176	185	105	361	176	185	105
Mixed-Use	451	—	451	100	—	—	—	—

	$5,390	$3,442	$1,948	57%	$3,848	$3,430	$418	12%

The increase in retail real estate taxes was primarily caused by additional real estate tax accruals of $0.2 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The increase in office real estate taxes was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had real estate taxes of $0.1 million, $0.4 million and $0.4 million, respectively, for the three months ended September 30, 2011.

The increase in multifamily real estate taxes was primarily caused by additional real estate tax accruals of $0.2 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Property Operating Income

Property operating income increased $9.2 million, or 36%, to $34.7 million for the three months ended September 30, 2011, compared to $25.5 million for the three months ended September 30, 2010. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$15,513	$15,609	$(96)	(1)%	$14,066	$14,879	$(813)	(5)%
Office	12,126	7,589	4,537	60	7,143	7,553	(410)	(5)
Multifamily	2,416	2,346	70	3	2,416	2,346	70	3
Mixed-Use	4,661	—	4,661	100	—	—	—	—

	$34,716	$25,544	$9,172	36%	$23,625	$24,778	$(1,153)	(5)%

The decrease in retail property operating income was offset by the property operating income generated by Solana Beach Towne Centre, which was acquired on January 19, 2011. On a same-store basis, the retail property operating income decreased $0.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The same-store decrease was primarily due to decreased rental revenue as a result of the Borders closures, an increase in rental expenses, specifically related to repairs, maintenance and marketing and an increase in real estate taxes.

The increase in office property operating income was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had property operating income of $1.0 million, $2.0 million and $1.9 million, respectively, for the three months ended September 30, 2011. On a same-store basis, office property operating income decreased $0.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease was primarily due to a decrease in rental rates on new leases and renewals, a decrease in the percentage leased of the same-store portfolio, and increased operating expenses, offset by additional parking income at 160 King Street.

The increase in multifamily property operating income was primarily due to an increase in the percentage leased and reduction of repairs and maintenance expenses due to the timing of the related activities. This was offset by additional real estate tax accruals of $0.2 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Other

General and administrative. General and administrative expenses increased $2.2 million, or 146%, to $3.7 million for the three months ended September 30, 2011, compared to $1.5 million for the three months ended September 30, 2010. This increase was due primarily to higher personnel costs and additional costs of being a publicly traded company as a result of the Offering, including stock-based compensation expense, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $3.2 million, or 26%, to $15.8 million for the three months ended September 30, 2011, compared to $12.6 million for the three months ended September 30, 2010. This increase was due primarily to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $2.3 million, or 19%, to $14.7 million for the three months ended September 30, 2011 compared with $12.4 million for the three months ended September 30, 2010. This increase was primarily due to interest expense on the acquired debt for the acquired properties and the new senior mortgage loan obtained on First & Main on June 1, 2011 plus commitment fees on the revolving line of credit, offset by repayment of $316.8 million of outstanding debt at the time of the Offering.

Other income (expense), net. Other expense, net decreased $0.1 million, or 57%, to net expenses of $0.1 million for the three months ended September 30, 2011, compared to net expenses $0.2 million for the three months ended September 30, 2010. Other income (expense), net is comprised of interest and investment income, acquisition related expenses and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2011 compared to our Predecessor’s combined results of operations for the nine months ended September 30, 2010. As of September 30, 2011, our operating portfolio was comprised of 21 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2011, we owned land at five of our properties that we classified as held for development. As of September 30, 2010, our Predecessor’s operating portfolio was comprised of 17 properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). The Predecessor also owned land at two of its properties that it classified as held for development. At September 30, 2010, our Predecessor had noncontrolling investments in four properties, which were accounted for under the equity method of accounting. The Landmark at One Market was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting.

The following table sets forth selected data from our consolidated/combined statements of operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2011	2010
Revenues
Rental income	$146,860	$88,213	$58,647	66%
Other property income	7,416	2,762	4,654	169

Total property revenues	154,276	90,975	63,301	70
Expenses
Rental expenses	42,720	15,358	27,362	178
Real estate taxes	14,800	9,208	5,592	61

Total property expenses	57,520	24,566	32,954	134

Total property operating income	96,756	66,409	30,347	46

General and administrative	(10,786)	(4,908)	(5,878)	120
Depreciation and amortization	(41,916)	(26,714)	(15,202)	57
Interest expense	(41,791)	(32,979)	(8,812)	27
Early extinguishment of debt	(25,867)	—	(25,867)	(100)
Loan transfer and consent fees	(9,019)	—	(9,019)	(100)
Gain on acquisition	46,371	4,297	42,074	979
Other income (expense), net	(179)	(1,167)	988	(85)

Total other, net	(83,187)	(61,471)	(21,716)	35

Income from continuing operations	13,569	4,938	8,631	175
Discontinued operations
Income from discontinued operations	1,119	232	887	382
Gain on sale of real estate property	3,981	—	3,981	100

Results from discontinued operations	5,100	232	4,868	2,098

Net income	18,669	5,170	13,499	261
Net income attributable to restricted shares	(350)	—	(350)	(100)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	1,941	517	27
Net income attributable to Predecessor’s controlled owners’ equity	(16,995)	(7,111)	(9,884)	139
Net income attributable to unitholders in the Operating Partnership	(1,209)	—	(1,209)	(100)

Net income attributable to American Assets Trust, Inc. stockholders	$2,573	$—	$2,573	100%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $63.3 million, or 70%, to $154.3 million for the nine months ended September 30, 2011 compared to $91.0 million for the nine months ended September 30, 2010. The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $58.7 million, or 66%, to $146.9 million for the nine months ended September 30, 2011 compared to $88.2 million for the nine months ended September 30, 2010. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$63,831	$57,738	$6,093	11%	$58,346	$57,738	$608	1%
Office	43,755	20,562	23,193	113	14,953	15,319	(366)	(2)
Multifamily	9,799	9,913	(114)	(1)	9,799	9,913	(114)	(1)
Mixed-Use	29,475	—	29,475	100	—	—	—	—

	$146,860	$88,213	$58,647	66%	$83,098	$82,970	$128	0%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; The Landmark at One Market acquired on June 30, 2010; and land held for development. Valencia Corporate Center is excluded from both the total portfolio and same-store portfolio, as it is classified as discontinued operations for all periods presented.

The increase in retail rental revenue was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental revenue of $5.5 million from acquisition through September 30, 2011. On a same-store basis, retail rental revenue increased $0.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily due to the increase in average percentage leased. Additionally, we recorded $0.2 million in revenue related to property tax expense reimbursements for the same-store properties, which will be passed through to tenants as a result of expected supplemental billings once the properties in California are re-assessed by the taxing authority. The reduction of revenue related to Borders closing at three of our properties was $0.1 million and resulted from the decrease in base rent and cost reimbursements, offset by the recognition of certain below market lease intangibles.

The increase in office rental revenue was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had rental revenue of $4.1 million, $6.0 million and $3.1 million, respectively, from acquisition through September 30, 2011. Additionally, the Landmark at One Market was acquired on June 30, 2010 and contributed $10.3 million of the increase in rental revenue. On a same-store basis, office rental revenue decreased $0.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This decrease was primarily due to a decrease in rental rates on new leases and renewals and a decrease in the percentage leased of the same-store portfolio.

The decrease in multifamily rental revenue was primarily due to the lower percentage leased for the first quarter of 2011 compared to 2010.

The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Other property income. Other property income increased $4.6 million, or 169%, to $7.4 million for the nine months ended September 30, 2011, compared to $2.8 million for the nine months ended September 30, 2010. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$1,092	$968	$124	13%	$1,091	$968	$123	13%
Office	2,012	1,015	997	98	1,393	1,006	387	38
Multifamily	789	779	10	1	789	779	10	1
Mixed-Use	3,523	—	3,523	100	—	—	—	—

	$7,416	$2,762	$4,654	169%	$3,273	$2,753	$520	19%

The increase in office other property income was caused by the acquisition of The Landmark at One Market on June 30, 2010, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had other property income of $0.1 million, $0.1 million and $0.4 million, respectively, for the nine months ended September 30, 2011. On a same-store basis, office other property income increased due to an increase of $0.3 million in parking income at the 160 King Street property due to incremental use of the parking structure by the public during construction at a nearby office building, along with those attending San Francisco Giants games at AT&T Park across the street from the property.

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

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $32.9 million, or 134%, to $57.5 million for the nine months ended September 30, 2011, compared to $24.6 million for the nine months ended September 30, 2010. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $27.3 million, or 178%, to $42.7 million for the nine months ended September 30, 2011, compared to $15.4 million for the nine months ended September 30, 2010. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$10,199	$8,413	$1,786	21%	$9,538	$8,413	$1,125	13%
Office	9,701	4,019	5,682	141	3,010	2,743	267	10
Multifamily	3,001	2,926	75	3	3,001	2,926	75	3
Mixed-Use	19,819	—	19,819	100	—	—	—	—

	$42,720	$15,358	$27,362	178%	$15,549	$14,082	$1,467	10%

The increase in retail rental expenses was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental expenses of $0.7 million from acquisition through September 30, 2011. Same-store retail rental expenses increased $1.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily due to additional maintenance performed, additional marketing costs and increased operating costs related to the increase in the average percentage leased for 2011.

The increase in office rental expenses was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011, and Lloyd District Portfolio on July 1, 2011, which had rental expenses of $0.7 million, $0.9 million and $1.2 million, respectively, from acquisition through September 30, 2011. Additionally, the Landmark at One Market was acquired on June 30, 2010 and contributed $2.6 million of the increase in rental expenses. On a same-store basis, office rental expenses increased $0.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily due to additional operating costs incurred related to increased use of the 160 King Street parking garage and additional maintenance performed at various properties.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Real Estate Taxes. Real estate tax expense increased $5.6 million, or 61%, to $14.8 million for the nine months ended September 30, 2011, compared to $9.2 million for the nine months ended September 30, 2010. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$7,234	$6,442	$792	12%	$6,749	$6,442	$307	5%
Office	5,328	2,237	3,091	138	1,821	1,579	242	15
Multifamily	973	529	444	84	973	529	444	84
Mixed-Use	1,265	—	1,265	100	—	—	—	—

	$14,800	$9,208	$5,592	61%	$9,543	$8,550	$993	12%

The increase in retail real estate taxes was primarily caused by additional real estate tax accruals of $0.5 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.3 million related to our same-store portfolio and $0.2 million related to Solana Beach Towne Centre. Additionally, the acquisition of Solana Beach Towne Centre on January 19, 2011, increased real estate taxes $0.3 million, excluding the accruals previously discussed, from acquisition through September 30, 2011.

The increase in office real estate taxes was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011, and Lloyd District Portfolio on July 1, 2011, which had real estate taxes of $0.3 million, $0.8 million and $0.4 million, respectively, from acquisition through September 30, 2011. The Landmark at One Market was acquired on June 30, 2010 and contributed $1.2 million of the increase in real estate taxes. Additionally, we recorded real estate tax accruals of $0.4 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.3 million related to our same-store portfolio.

The increase in multifamily real estate taxes was primarily caused by additional real estate tax accruals of $0.4 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Property Operating Income

Property operating income increased $30.3 million, or 46%, to $96.7 million for the nine months ended September 30, 2011, compared to $66.4 million for the nine months ended September 30, 2010. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2011	2010			2011	2010
Retail	$47,490	$43,851	$3,639	8%	$43,150	$43,851	$(701)	(2)%
Office	30,738	15,321	15,417	101	11,515	12,003	(488)	(4)
Multifamily	6,614	7,237	(623)	(9)	6,614	7,237	(623)	(9)
Mixed-Use	11,914	—	11,914	100	—	—	—	—

	$96,756	$66,409	$30,347	46%	$61,279	$63,091	$(1,812)	(3)%

The increase in retail property operating income was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had property operating income of $4.3 million from acquisition through September 30, 2011. On a same-store basis, the retail property operating income decreased $0.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was due to an increase in rental expenses, specifically related to repairs, maintenance and marketing. Additionally, we recorded same-store real estate tax accruals of $0.1 million (net of cost reimbursement revenue for amounts to be billed to tenants) for expected supplemental billings once the properties in California are re-assessed by the taxing authority. The increased expenses more than offset the increase in rental revenue related to increases in the average percentage leased.

The increase in office property operating income was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had property operating income of $3.0 million, $4.4 million and $1.9 million, respectively, from acquisition through September 30, 2011. Additionally, the Landmark at One Market was acquired on June 30, 2010 and contributed $6.6 million of the increase in property operating income. On a same-store basis, office property operating income decreased $0.5 million, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This decrease was primarily due to the decrease in rental rates on new leases and renewals, a decrease in the percentage leased of the same-store portfolio and increased operating expenses, offset by additional parking income at 160 King Street.

The decrease in multifamily property operating income was due to a lower percentage leased for the beginning of 2011 compared to 2010 and increased marketing expense in order to attract new tenants, which lead to an increase in the percentage leased during the second and third quarters of 2011. Additional real estate tax accruals of $0.4 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority further decreased the property operating income for the nine months ended September 30, 2011.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Other

General and administrative. General and administrative expenses increased $5.9 million, or 120%, to $10.8 million for the nine months ended September 30, 2011, compared to $4.9 million for the nine months ended September 30, 2010. This increase was due primarily to higher personnel costs and additional costs of being a publicly traded company as a result of the Offering, including stock-based compensation expense, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $15.2 million, or 57%, to $41.9 million for the nine months ended September 30, 2011, compared to $26.7 million for the nine months ended September 30, 2010. This increase was due primarily to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $8.8 million, or 27%, to $41.8 million for the nine months ended September 30, 2011 compared with $33.0 million for the nine months ended September 30, 2010. This increase was primarily due to interest expense on the acquired debt for the acquired properties and interest expense on the new mortgage loan obtained on First & Main on June 1, 2011 plus commitment fees on the revolving line of credit, offset by repayment of $316.8 million of outstanding debt at the time of the Offering.

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

Gain on acquisition. The gain on acquisition for the nine months ended September 30, 2011 relates to the gains recognized on the acquisition of the outside ownership interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities. The gain on acquisition for the nine months ended September 30, 2010 relates to the gain recognized on the acquisition of the outside ownership interests in The Landmark at One Market.

Other income (expense), net. Other expense, net decreased $1.0 million, or 85%, to net expense of $0.2 million for the nine months ended September 30, 2011, compared to net expense of $1.2 million for the nine months ended September 30, 2010. Other income (expense), net is comprised of interest and investment income, acquisition related expenses, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. Fee income from real estate joint ventures is also included, which decreased related to our acquisition of the Solana Beach Centre entities on January 19, 2011 and The Landmark at One Market on June 30, 2010, and as a result of not providing management services and recognizing the related fees to the Fireman’s Fund Headquarters after the Offering. Finally, income from real estate joint ventures is included, and as the real estate joint ventures were acquired on January 19, 2011, we only recorded our share of the real estate joint ventures’ losses through January 18, 2011. Subsequently, the operations for these entities were included in consolidated revenues and expenses.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to stockholders and Operating Partnership unitholders. As of September 30, 2011, we held $123.2 million in cash and cash equivalents and $29.6 million in marketable securities that are classified as trading securities.

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

Indebtedness Outstanding

The following table sets forth information as of September 30, 2011, with respect to our indebtedness (dollars in thousands):

Debt	Principal Balance at September 30, 2011	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$96,538	5.67%	$7,567	January 8, 2014	$91,717
160 King Street (3)	31,800	5.68%	3,350	May 1, 2014	27,513
Waikele Center (4)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45%	1,053	May 1, 2015	19,000

Debt	Principal Balance at September 30, 2011	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
The Landmark at One Market (2)(4)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (4)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (4)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (4)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,330	6.39%	2,418	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09%	4,553	July 1, 2018	73,744
Torrey Reserve—Pacific North Court (1)	21,984	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VC1, VC2, VC3 (1)	7,401	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,825	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	39,418	5.91%	2,849	June 1, 2020	33,898

Total	960,550		$57,504		$938,569

Unamortized fair value adjustment	(16,650)

Debt Balance	$943,900

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of September 30, 2011, we were in compliance with all loan covenants.

Revolving Credit Facility

On January 19, 2011, upon completion of the Offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At September 30, 2011, our maximum allowable borrowing amount was $197.5 million. The credit facility has an initial term of three years, and we have the option to extend the term for one additional year if we meet specified requirements. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The credit facility bears interest at the rate of either LIBOR or a base rate, plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.

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

Cash Flows

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Cash and cash equivalents were $123.2 million and $37.4 million, at September 30, 2011 and 2010, respectively.

Net cash provided by operating activities increased $14.2 million to $51.8 million for the nine months ended September 30, 2011, compared to $37.6 million for the nine months ended September 30, 2010. The increase is due to the acquisitions of The Landmark at One Market, the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main and Lloyd District Portfolio.

Net cash used in investing activities increased $205.5 million to $220.9 million for the nine months ended September 30, 2011, compared to $15.4 million for the nine months ended September 30, 2010. The increase was primarily due to the acquisition of First & Main for $128.9 million, the acquisition of Lloyd District Portfolio for $91.6 million, the acquisition of the Solana Beach –

Highway 101 for $6.8 million and the purchase of $33.1 million of marketable securities during 2011, along with distributions of capital from real estate joint ventures of $10.6 million for the nine months ended September 30, 2010 that did not occur in 2011. The increases were offset by cash received from the sale of Valencia Corporate Center of $30.3 million, the acquisition of the controlling interest in the Solana Beach Centre entities and the Waikiki Beach Walk entities of $15.2 million, in the aggregate, and the acquisition of The Landmark at One Market on June 30, 2010 for $19.7 million.

Net cash provided by financing activities increased $259.4 million to $250.4 million for the nine months ended September 30, 2011, compared to net cash used of $9.0 million for the nine months ended September 30, 2010. The increase was primarily due to the proceeds from the issuance of shares of our common stock in connection with the Offering and proceeds from an $84.5 million loan, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions and payment of dividends. Additionally, we had proceeds of $5.4 million from a private placement of common units that closed on February 14, 2011.

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

The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2011 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Funds from Operations (FFO)
Net income	$4,618	$18,669
Plus: Real estate depreciation and amortization (1)	16,053	42,820
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	—	688
Less: Gain on sale of real estate	(3,981)	(3,981)

Funds from operations	$16,690	$58,196

Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	—	(16,973)
Less: Nonforfeitable dividends on incentive restricted stock awards	(88)	(227)

FFO attributable to common stock and units	$16,602	$40,996

FFO per diluted share/unit	$0.29	$0.77

Weighted average number of common shares and units, diluted (2)	57,258,190	53,459,442

(1)	Includes depreciation and amortization related to Valencia Corporate Center, which was sold on August 30, 2011 and is included in discontinued operations on the statement of operations.

(2)	For the three and nine months ended September 30, 2011, the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares for the three and nine months ended September 30, 2011, but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. For the nine months ended September 30, 2011, the weighted average shares outstanding have been weighted for the full year to date, not the date of our initial public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of September 30, 2011, we do not hold any derivative financial instruments.

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

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2011, we had $960.5 million of fixed-rate debt outstanding with an estimated fair value of $974.2 million. If interest rates at September 30, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $35.6 million. If interest rates at September 30, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $37.6 million.

At September  30, 2011, our only variable interest rate debt is our credit facility, which has not been drawn upon to date.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2011, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 other than as previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2011 and the addition of the risk factor set forth below:

If we invest in mortgage receivables, such investment would be subject to several risks, any of which could decrease the value of such investments and result in a significant loss to us.

From time to time, we may invest in mortgage receivables. In general, investments in mortgages are subject to several risks, including:

•	borrowers may fail to make debt service payments or pay the principal when due, which may make it necessary for us to foreclose our mortgages or engage in costly negotiations;

•	the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property;

•	interest rates payable on the mortgages may be lower than our cost for the funds to acquire these mortgages; and

•

the mortgages may be or become subordinated to mechanics’ or materialmen’s liens or property tax liens, in which case we would need to make payments to maintain the current status of a prior lien or discharge it in its entirety to protect such mortgage investment.

If any of these risks were to be realized, the total amount we would recover from our mortgage receivables may be less than our total investment, resulting in a loss and our mortgage receivables may be materially and adversely affected.

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

We contributed the net proceeds of the Offering to our Operating Partnership in exchange for common units and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $342.0 million to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs of $24.3 million;

•	$10.8 million for loan transfer and consent fees and credit facility origination fees;

•	approximately $6.1 million to pay non-accredited prior investors in connection with the Formation Transactions;

•	approximately $0.4 million for tenant improvements and leasing commissions at The Landmark at One Market; and

•	approximately $0.3 million for the renovation of Solana Beach Towne Centre.

Subsequent to the Offering, on March 11, 2011, we used approximately $129.0 million of the net proceeds to acquire First & Main and on July 1, 2011 we used approximately $92.0 million of the net proceeds to acquire Lloyd District Portfolio.

Of the remaining proceeds, we intend to use (1) up to $8.0 million for additional tenant improvements and leasing commissions at The Landmark at One Market; (2) up to $0.7 million to pay additional costs related to the renovation of Solana Beach Towne Centre; and (3) the remainder for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on January 14, 2011.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.

3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011

10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011

10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan

10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)

10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)

10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers

10.7(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011

10.8(2)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011

10.9(1)	Form of Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and each of John W. Chamberlain, Robert F. Barton, Adam Wyll and Patrick Kinney

10.10(2)	Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady, dated January 19, 2011

10.11(1)	Independent Director Compensation Policy

10.12(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011

10.13(3)	Credit Agreement among American Assets Trust, L.P., as the Borrower, American Assets Trust, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and Wells Fargo Bank, N.A., as Syndication Agent and KeyBank National Association and Royal Bank of Canada as Co- Documentation Agents, dated January 19, 2011

10.14(4)	Purchase Agreement between Two Main Development LLC, as Seller, and American Assets Trust, L.P., as Buyer, dated March 1, 2011

10.15(5)	Deed of Trust and Security Agreement by and between AAT Oregon Office I, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated June 1, 2011

10.16(5)	Promissory Note by AAT Oregon Office I, LLC, as maker, to PNC Bank, National Association, dated June 1, 2011

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Registration Statement of Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.
(2)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(3)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.
(4)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.
(5)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

Date: November 10, 2011	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)