Form 10-K
period 2011-12-31
American Assets Trust, Inc.
filed 2012-03-09
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2011 was $526.1 million.

The number of Registrant’s common shares outstanding on March 7, 2012 was 39,284,593.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of American Assets Trust, Inc.’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

AMERICAN ASSETS TRUST, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2011

Forward Looking Statements.

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	difficulties in completing dispositions;

•	our failure to successfully operate acquired properties and operations;

•	our inability to develop or redevelop our properties due to market conditions;

•	fluctuations in interest rates and increased operating costs;

•	risks related to joint venture arrangements;

•	our failure to obtain necessary outside financing;

•	on-going litigation;

•	general economic conditions;

•	financial market fluctuations;

•	risks that affect the general retail, office, multifamily and mixed-use environment;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers or directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to continue to qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, or new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Item 1A. Risk Factors.”

PART I

ITEM 1.	BUSINESS

General

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon and Hawaii. As of December 31, 2011 our portfolio is comprised of ten retail shopping centers; six office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2011, we owned land at five of our properties that we classified as held for development. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon and Oahu, Hawaii.

We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 67.8% of our Operating Partnership as of December 31, 2011. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

As noted above, since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the years ended December 31, 2010 and 2009 reflect the results of operations and financial condition for our Predecessor. Our results of operations for the year ended December 31, 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as First & Main, Lloyd District Portfolio, and Solana Beach—Highway 101, each acquired subsequent to our initial public offering. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center, and we have reclassified our financial statements for all periods prior to the sale to reflect Valencia Corporate Center as discontinued operations.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:

•

Irreplaceable Portfolio of High Quality Retail and Office Properties. We have acquired and developed a high quality portfolio of retail and office properties located in affluent neighborhoods and sought-after business centers in Southern California, Northern California, Oahu, Hawaii, Portland, Oregon and San Antonio, Texas. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.

•	Experienced and Committed Senior Management Team with Strong Sponsorship. The members of our senior management team have significant experience in all aspects of the commercial real estate industry.

•

Properties Located in High-Barrier-to-Entry Markets with Strong Real Estate Fundamentals. Our core markets currently include Southern California, Northern California, Oregon and Hawaii, which we believe have attractive long-term real estate fundamentals driven by favorable supply and demand characteristics.

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

•

Broad Real Estate Expertise with Retail and Office Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the retail and office asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Executive Chairman, John Chamberlain, our Chief Executive Officer, and Robert Barton, our Chief Financial Officer, each have over 25 years of commercial real estate experience, and the other members of senior management each have over 15 years of commercial real estate experience.

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

Employees

At December 31, 2011, we had 108 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Tax Status

We intend to elect to be taxed and to operate in a manner that allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2011. We believe that our organization and method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income to our stockholders.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all but one of our properties are located in California, Oregon and Hawaii, which are areas subject to an increased risk of earthquakes. While we will carry earthquake insurance on our properties in Oregon and certain of our properties in Hawaii, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We do not currently carry earthquake insurance for our properties in California. See “Item 1A Risk Factors—Risks Related to Our Business and Operations—Potential losses from earthquakes in California, Oregon and Hawaii may not be covered by insurance.” We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including laws such as the Americans with Disabilities Act of 1990, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, that impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

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

Competition

We compete with a number of developers, owners and operators of retail, office, multifamily and mixed-use real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

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

Segments

We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2011, 2010 and 2009 is set forth in footnote 17 to our consolidated financial statements in Item 8 of this Report.

Tenants Accounting for over 10% of Revenues

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2011, 2010 or 2009.

Foreign Operations

We do not engage in any foreign operations or derive any revenue from foreign sources.

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

Risks Related to Our Business and Operations

Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in California, Oregon, Hawaii and Texas, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.

Our properties are located in California, Oregon, Hawaii and Texas, and substantially all of our properties (20 out of the total 21) are concentrated in California, Oregon and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires and other events). For example, California, Oregon and Hawaii experienced economic downturns in recent years. As such, our retail and office properties were impacted by these conditions. Additionally, our properties in Hawaii were impacted by the effects of reduced tourism in Hawaii as a result of the economic downturn. If there is a further downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in either of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for retail, office, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California, Oregon or Hawaii markets, or any decrease in demand for retail, office, multifamily or mixed-use space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.

At December 31, 2011, we had total debt outstanding of $959.4 million, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. We also have a revolving credit facility with a capacity of $250.0 million, with no balance outstanding at December 31, 2011. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, or the Code.

We depend on significant tenants in our office properties, and a bankruptcy, insolvency or inability to pay rent of any of these tenants may adversely affect the income produced by our office properties and could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

As of December 31, 2011, the three largest tenants in our office portfolio—salesforce.com, DLA Piper and the Veterans Benefits Administration—represented approximately 24.3% of the total annualized base rent in our office portfolio. salesforce.com, inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide with a market cap of $19.6 billion as of February 27, 2012. DLA Piper is one of the largest global business law firms with a broad range of practice disciplines. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. The DLA Piper lease at 160 King Street expires on February 28, 2012. However, two tenants have signed agreements to lease such space commencing in May 2012. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

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

For example, Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation, which leases retail space for a Kmart store at one of our properties with an aggregate of 119,590 leased square feet for an aggregate annualized base rent of $3.8 million as of December 31, 2011, has announced it will close approximately 80 stores. The loss of Kmart as a tenant at our property could (1) decrease customer traffic for our other tenants at the property, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for the property.

As of December 31, 2011, our largest anchor tenants were Lowe’s, Kmart and Foodland Super Market, which together represented approximately 16.0% of our total annualized base rent of our retail portfolio in the aggregate, and 6.3%, 6.0% and 3.7%, respectively, of the annualized base rent generated by our retail properties. Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Although we are currently collecting the rent for the leased premises, Foodland Super Market, Ltd.’s lease expires in 2014 and it is unlikely that it will renew its lease with us. In the event that Foodland Super Market, Ltd. does not renew its lease with us, there can be no assurances that we will be able to re-lease such premises at market rents, or at all, which may materially adversely affect our financial condition, results of operations, cash flow and cash available for distribution and our ability to satisfy our debt service obligations.

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

As of December 31, 2011, leases representing 8.9% of the square footage and 9.3% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2012, and an additional 5.2% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply and deterioration in the multifamily market stemming from the ongoing recession, and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.

Our business strategy involves the acquisition of retail, office, multifamily and mixed-use properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

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

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Our ability to grow will be limited if we cannot obtain additional capital.

If economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, we may need to obtain capital on less favorable terms than our current debt financings. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy, including the development and redevelopment of our assets, on satisfactory terms, or be unable to implement this strategy.

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

If we invest in mortgage receivables, including originating mortgages, such investment would be subject to several risks, any of which could decrease the value of such investments and result in a significant loss to us.

From time to time, we may invest in mortgage receivables, including originating mortgages. In general, investments in mortgages are subject to several risks, including:

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including the recent dislocations in the credit markets and general global economic downturn. These conditions, or similar conditions existing in the future, may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock as a result of the following potential consequences, among others:

•	decreased demand for retail, office, multifamily and mixed-use space, which would cause market rental rates and property values to be negatively impacted;

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

A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

We have limited operating history as a REIT or a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002. We were required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange, or NYSE, listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. See “—Risks Related to Our Status as a REIT—Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.”

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

To the extent adverse economic conditions continue in the real estate market and demand for retail, office, multifamily and mixed-use space remains low, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could cause an adverse effect to our financial condition, results of operations, cash flow and per share trading price of our common stock.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time, which could negatively impact our ability to generate cash flow growth.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the California, Hawaii, Oregon and Texas real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

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

•

unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, including pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as earthquakes or wildfires; and

•	decreased reimbursement revenue from the licensor for traveler reward programs.

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

In order for us to qualify as a REIT, we have leased the Waikiki Beach Walk-Embassy Suites™ to WBW Hotel Lessee, LLC, our taxable REIT subsidiary, or TRS, lessee, and engaged a third party management company to operate our hotel. While we have some input into operating decisions for the hotel leased by our TRS lessee and operated under a management agreement, we will have less control than if we managed the hotel ourselves. Even if we believe that our hotel is not being operated efficiently, we may not have sufficient rights under the management agreement to enable us to force the management company to change its method of operation. We cannot assure you that the management company will successfully manage our hotel. A failure by the management company to successfully manage the hotel could lead to an increase in our operating expenses or a decrease in our revenue, or both, which could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

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

Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $5.2 million based on operating performance through December 31, 2011. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.

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

•

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

Potential losses from earthquakes in California, Oregon and Hawaii may not be covered by insurance.

Many of the properties we currently own are located in California, Oregon and Hawaii, which are areas especially subject to earthquakes. While we will carry earthquake insurance on our properties in Oregon and certain of our properties in Hawaii, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. We do not currently carry earthquake insurance for our properties in California. As a result, in the event of an earthquake, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	local oversupply or reduction in demand for retail, office, multifamily or mixed-use space;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

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

As of December 31, 2011, Mr. Rady and his affiliates owned approximately 13.9% of our outstanding common stock and 26.6% of our outstanding common units, which together represent an approximate 35.8% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the operating partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.

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

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

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

•

our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and

•

the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2011, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 32.2% of our outstanding common units and approximately 15.9% of our outstanding common stock, which together represent an approximate 42.7% beneficial interest in our company on a fully diluted basis.

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

In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our Operating Partnership, including Mr. Rady and his affiliates and an affiliate of Mr. Chamberlain, that provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, in a taxable transaction during the period from the closing of our initial public offering through the seventh anniversary of such closing, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. Notwithstanding the foregoing the Operating

Partnership’s indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. The tax protected properties represented 30.8% of our portfolio’s annualized base rent as of December 31, 2011 and including total revenue for Waikiki Beach Walk—Embassy Suites™ for the 12 month period ended December 31, 2011. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

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

Our lease with our TRS lessee requires our TRS lessee to pay us rent based in part on revenues from the Waikiki Beach Walk—Embassy Suites™. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessee’s ability to pay us rent due under the lease, including but not limited to the increases in:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

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

Our Portfolio

As of December 31, 2011, our operating portfolio was comprised of 21 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.3 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2011, we owned land at five of our properties that we classified as held for development.

Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	93.2%	$3,243,397	$44.56
Carmel Mountain Plaza (1)	San Diego, CA	1994	13	520,228	90.6	8,957,952	19.01
South Bay Marketplace (1)	San Diego, CA	1997	9	132,873	100.0	2,072,901	15.60
Rancho Carmel Plaza	San Diego, CA	1993	3	30,421	81.1	761,525	30.87
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	96.9	5,219,694	25.70
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	97.3	5,361,639	22.33
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	674,224	97.5	8,805,222	13.39
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,556,610	133.37
Waikele Center	Waipahu, HI	1993/2008	9	538,024	94.8	16,447,740	32.25
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	589,501	94.1	11,611,355	20.93

Subtotal / Weighted Average			99	3,031,339	95.0%	$64,038,035	$22.24

OFFICE PROPERTIES
Torrey Reserve	San Diego, CA	1996-2000	9	456,801	93.4%	$14,872,698	$34.86
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	211,971	89.7	6,114,179	32.16
160 King Street	San Francisco, CA	2002	1	167,986	100.0	5,949,114	35.41
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	421,934	100.0	18,397,224	43.60
First & Main	Portland, OR	2010	1	360,955	96.3	10,629,931	30.58
Lloyd District Portfolio	Portland, OR	1940-2011	6	610,081	90.2	12,070,105	21.93

Subtotal / Weighted Average Office			22	2,229,728	94.4%	$68,033,251	$32.32

Total / Weighted Average Retail and Office			121	5,261,067	94.7%	$132,071,286	$26.51
Mixed-Use Portfolio
Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (3)	Honolulu, HI	2006	3	96,569	99.2%	$9,489,208	$99.06

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embasssy Suites™	Honolulu, HI	2008	2	369	88.4%	$239.46	$211.57

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	94.5%	$9,882,012	$1,590
Imperial Beach Gardens	Imperial Beach, CA	1959/2008-present	26	160	94.4	2,510,604	1,385
Mariner’s Point	Imperial Beach, CA	1986	8	88	95.5	1,130,712	1,121
Santa Fe Park RV Resort (4)	San Diego, CA	1971/2007-2008	1	126	74.0	740,124	661

Total / Weighted Average Multifamily			115	922	91.8%	$14,263,452	$1,404

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	6	127,112	$1,020,900
South Bay Marketplace	1	2,824	$81,540
Del Monte Center	2	295,100	$201,291
Alamo Quarry Market	4	31,994	$428,250

(2)	This property contains 421,934 net rentable square feet consisting of The Landmark at One Market (377,714 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2016, which we have the option to extend until 2026 pursuant to two five-year extension options.
(3)	Waikiki Beach Walk—Retail contains 96,569 net rentable square feet consisting of 93,955 net rentable square feet that we own in fee and approximately 2,614 net rentable square feet of space in which we have a subleasehold interest pursuant to a sublease from First Hawaiian Bank effective through December 31, 2021.
(4)	The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 122 RV spaces and four apartments.

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

•

Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2011, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2011. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2011, divided by total units available, expressed as a percentage.

•	Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2011, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2011. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2011 for our retail and office portfolio equaled approximately $4.1 million for the year ended December 31, 2011. There were no abatements for the retail portion of our mixed-use portfolio for the year ended Decemeber 31, 2011. Total abatements for leases in effect as of December 31, 2011 for our multifamily portfolio equaled approximately $0.3 million for the year ended December 31, 2011.

•	Units represent the total number of units available for sale/rent at December 31, 2011.

•

Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2011, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2011, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2011 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units for the 12-month period ended December 31, 2011.

Tenant Diversification

At December 31, 2011, our operating portfolio had approximately 705 leases with office and retail tenants, of which 7 expired on December 31, 2011 and 15 had not yet commenced. Our residential properties had approximately 753 leases with residential tenants at December 31, 2011, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 64 leases with retailers. No one tenant or affiliated group of tenants accounted for more than 7.2% of our annualized base rent as of December 31, 2011 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2011.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One	6/30/19	226,892	4.2%	$10,254,426	7.2%
	Market	4/30/20
		5/31/21
Lowe’s	Waikele Center	5/31/18	155,000	2.9	4,059,585	2.9
Kmart	Waikele Center	6/30/18	119,590	2.2	3,826,880	2.7
DLA Piper (2)	160 King Street	2/28/12	69,656	1.3	3,260,545	2.3
Veterans Benefits Administration	First & Main	8/31/20	93,572	1.7	3,006,453	2.1
Microsoft (3)	The Landmark at One	2/28/13	45,795	0.9	2,930,880	2.1
	Market	2/28/15
Autodesk (3)	The Landmark at One	12/31/15	68,869	1.3	2,847,100	2.0
	Market	12/31/17
Treasury Tax Administration (4)	First & Main	8/31/15	70,660	1.3	2,583,330	1.8
Insurance Company of the West	Torrey Reserve	12/31/16	81,040	1.5	2,378,284	1.7
	Campus
Foodland Super Market (5)	Waikele Center	1/25/14	50,000	0.9	2,337,481	1.7
Treasury Call Center (6)	First & Main	8/31/20	63,648	1.2	2,184,302	1.5
Sports Authority	Carmel Mountain	11/30/13	90,722	1.7	2,076,602	1.5
	Plaza,Waikele Center	7/18/13
Ross Dress for Less	South Bay	1/31/13	81,125	1.5	1,595,826	1.1
	Marketplace, Lomas Santa Fe Plaza, Carmel Mountain Plaza	1/31/14
Quiksilver	Waikiki Beach Walk	12/31/15	6,214	0.1	1,554,743	1.1
Integra Telecom Holdings, Inc.	Lloyd District	1/31/14	62,640	1.2	1,460,651	1.0
	Portfolio	5/31/14
		3/31/16
		12/31/20
California Bank & Trust	Torrey Reserve	5/31/19	29,985	0.6	1,362,918	1.0
	Campus	10/31/19
McDermott Will & Emery (7)	Torrey Reserve Campus	11/30/18	25,044	0.5	1,316,143	0.9
Portland Energy Conservation, Inc. (8)	First & Main	1/31/21	73,422	1.4	1,259,958	0.9
Old Navy	Waikele Center,	7/31/12	59,780	*	*	*
	Alamo Quarry Market,	9/30/12
	South Bay Marketplace	4/30/13
Vistage Worldwide, Inc.	Torrey Reserve Campus	6/30/13	36,980	0.7	1,175,964	0.8
Drug Enforcement Administration (9)	First & Main	8/31/25	31,376	0.6	1,170,062	0.8
Officemax	Alamo Quarry Market,	11/30/12	47,962	0.9	1,164,761	0.8
	Waikele Center	1/31/14
Brown & Toland	160 King Street	7/31/17	53,148	1.0	1,141,162	0.8
Marshalls	Solana Beach Towne Centre, Carmel	1/13/15	68,055	1.3	1,106,146	0.8
	Mountain Plaza	1/31/19
Wells Fargo	Torrey Reserve	6/30/12	24,829	0.5	1,080,239	0.8
	Campus	9/30/15

TOTAL			1,736,004	31.4%	$57,134,441	40.3%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2011 for the applicable lease(s) by (ii) 12.
(2)	DLA Piper has leased two floors of 160 King Street. DLA Piper has vacated this space in conjunction with its relocation to a new office building and will continue to pay rent on this space until the lease expires in February 2012. As part of DLA Piper’s relocation, the manager of DLA Piper’s new building is responsible for subleasing DLA Piper’s vacated space in 160 King Street. We will continue to collect rent from DLA Piper through February 2012 regardless of whether the remaining space is subleased. Two tenants have signed agreements to lease this space beginning in May 2012.
(3)	Autodesk has entered into leases to expand into the 45,795 square feet of space currently leased by Microsoft. Since December 2007, Autodesk has subleased 45,795 square feet of space leased to Microsoft at The Landmark at One Market. We have entered into a lease with Autodesk, for Autodesk to take over this space upon the termination of Microsoft’s lease in December 2012 at an initial annualized base rent of $47.00 per square foot.
(4)	The earliest option termination date under this lease is September 1, 2013.
(5)	Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Although we are currently collecting the rent for the leased premises, Foodland Super Market, Ltd.’s lease expires in 2014 and it is unlikely that it will renew its lease with us. We expect to collect the full amount remaining under the lease in accordance with its terms; however, there can no assurances that we will do so.
(6)	The earliest option termination date under this lease is September 1, 2017.
(7)	McDermott Will & Emery has vacated this space in conjunction with its relocation to a new office building, and they have subleased a portion of this space. We will continue to collect rent from McDermott Will & Emery regardless of whether the remaining space is subleased. The lease has an early termination option on January 1, 2015.
(8)	The earliest option termination date under this lease is February 1, 2016.
(9)	The earliest option termination date under this lease is September 1, 2020.

Geographic Diversification

Our properties are located in Southern California, Northern California, Oregon, Hawaii and Texas. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2011. Our four multifamily properties are excluded from the table below and are all located in Southern California. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	8	1,886,691	35.2%
Northern California	3	1,264,144	23.6
Oregon	2	971,036	18.1
Hawaii (2)	3	646,264	12.1
Texas	1	589,501	11.0

Total	17	5,357,636	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)	Includes the retail portion related to the mixed-use property.

Segment Diversification

The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2011 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	10	$61,999	47.6%
Office	6	43,729	33.5
Mixed-Use	1	8,743	6.7
Multifamily	4	15,860	12.2

Total	21	$130,331	100.0%

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2011, plus available space, for each of the ten calendar years beginning January 1, 2012 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 7 leases that terminated on December 31, 2011. The lease expirations for our multifamily portfolio and the hotel portion of our mixed-use portfolio are excluded from this table because multifamily unit leases generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms, and because rooms in the hotel are rented on a nightly basis. The information set forth in the table assumes that tenants do not exercise any renewal options.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	278,357	5.2%	$—	—%	$—
Month to Month	48,482	0.9	792,985	0.6	16.36
2012	476,863	8.9	13,158,665	9.3	27.59
2013	728,764	13.6	20,390,211	14.4	27.98
2014	598,420	11.2	17,613,095	12.4	29.43
2015	603,801	11.3	18,374,046	13.0	30.43
2016	408,219	7.6	14,264,531	10.1	34.94
2017	255,562	4.8	9,165,804	6.5	35.87
2018	821,691	15.3	14,803,334	10.5	18.02
2019	291,093	5.4	12,328,844	8.7	42.35
2020	361,457	6.7	9,703,679	6.8	26.85
2021	189,448	3.5	6,836,295	4.8	36.09
Thereafter	169,289	3.2	4,129,005	2.9	24.39
Signed Leases Not Commenced	126,190	2.4	—	—

Total:	5,357,636	100.0%	$141,560,494	100.0%	$26.42

(1)	Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2011 for the leases expiring during the applicable period, by 12.
(2)	Annualized base rent per leased square foot is calculated by dividing annualized base rent for leases expiring during the applicable period, by square footage under such expiring leases.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We may be subject to on-going litigation, including existing claims relating to American Assets, Inc. certain prior direct and indirect owners of our portfolio and the properties comprising our portfolio and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for our common stock. On March 7, 2012, the reported close sale price per share was $21.49.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter (January 13 – March 31) 2011	$20.45	$22.00	$0.17
Second Quarter 2011	$21.10	$23.34	$0.21
Third Quarter 2011	$17.73	$23.25	$0.21
Fourth Quarter 2011	$16.47	$21.66	$0.21

On March 7, 2012, we had 51 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Distribution Policy

We pay and intend to continue to pay regular quarterly dividends to holders of our common stock and to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. Dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

On January 19, 2011, we completed our initial public offering, a sale of 31,625,000 shares of common stock at an offering price of $20.50 per share pursuant to (1) a Registration Statement on Form S-11, as amended (Reg. No. 333-169326) that was declared effective by the SEC on January 12, 2011 and (2) an immediately effective Registration Statement on Form S-11 (Reg. No. 333-171680) filed with the SEC on January 13, 2011 pursuant to Rule 462(b) of the Securities Act. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Morgan Stanley & Co. Incorporated acted as joint book-running managers for our initial public offering and as representatives of the underwriters. We received net proceeds from our initial public offering of approximately $594.6 million, reflecting the gross proceeds of $648.3 million, net of underwriting fees of $45.4 million and offering expenses of $8.3 million.

We contributed the net proceeds of our initial public offering to our Operating Partnership in exchange for common units and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $342.0 million to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs of $24.3 million;

•	$10.8 million for loan transfer and consent fees and credit facility origination fees;

•	approximately $6.1 million to pay non-accredited prior investors in connection with the Formation Transactions;

•	approximately $1.2 million for tenant improvements and leasing commissions at The Landmark at One Market; and

•	approximately $0.9 million for the renovation of Solana Beach Towne Centre.

On March 11, 2011, we used approximately $129.0 million of the net proceeds to acquire First & Main and on July 1, 2011 we used approximately $92.0 million of the net proceeds to acquire Lloyd District Portfolio.

Of the remaining proceeds, we intend to use (1) up to $7.3 million for additional tenant improvements at The Landmark at One Market; and (2) the remainder for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on January 14, 2011.

We invested the net proceeds in a money market account and Government National Mortgage Association, or GNMA, securities in a manner that is consistent with our intention to qualify as a REIT for U.S. federal income tax purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2011.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Stock Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on January 13, 2011 and ending on December 31, 2011. The graph assumes a $100 investment in each of the indices on January 13, 2011 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Period Ending
Index	1/31/2011	3/31/2011	6/30/2011	9/30/2011	12/31/2011
American Assets Trust, Inc.	100.00	100.92	107.57	86.96	100.41
S&P 500 Index	100.00	103.69	103.80	89.40	99.97
SNL US REIT Equity Index	100.00	106.67	110.08	93.40	107.91

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary selected financial and operating data on a historical combined basis for our Predecessor prior to our initial public offering and a consolidated basis for American Assets Trust, Inc. subsequent to our initial public offering. Our Predecessor was comprised of certain entities and their consolidated subsidiaries that, prior to the completion of the Formation Transactions, owned directly or indirectly 17 retail, office and multifamily properties, and unconsolidated equity interests in four retail, mixed-use and office properties. We refer to these entities and their subsidiaries as the “ownership entities.” Prior to the completion of the Formation Transactions, each of the ownership entities owned, directly or indirectly, one or more retail, office, mixed-use or multifamily property. Upon completion of our initial public offering and the Formation

Transactions, we acquired the 17 retail, office and multifamily properties owned directly or indirectly by our Predecessor, as well as our Predecessor’s unconsolidated equity interests in three other retail, office and mixed-use properties, and assumed the ownership and operation of its business. As a result of the completion of the Formation Transactions we have acquired direct or indirect ownership of a total of 20 retail, office, mixed-use and multifamily properties. Subsequently, we sold one office property and acquired two other office properties.

You should read the following summary selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The following data is in thousands, except per share and share data.

	American Assets Trust, Inc.	Predecessor
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue:
Rental income	$199,741	$120,749	$108,648	$112,791	$109,558
Other property income	10,082	3,778	3,938	3,834	4,173

Total revenues	209,823	124,527	112,586	116,625	113,731

Expenses:
Rental expenses	59,937	22,150	19,400	21,055	20,905
Real estate taxes	19,555	12,488	7,950	10,546	10,558
General and administrative	13,916	8,766	7,023	8,670	10,452
Depreciation and amortization	57,639	36,356	28,473	29,648	30,121

Total operating expenses	151,047	79,760	62,846	69,919	72,036
Operating income	58,776	44,767	49,740	46,706	41,695
Interest expense	(56,487)	(45,375)	(42,034)	(42,326)	(41,664)
Early extinguishment of debt	(25,867)	—	—	—	—
Loan transfer and consent fees	(9,019)	—	—	—	—
Gain on acquisition	46,371	4,297	—	—	—
Other income (expense), net	470	(1,846)	(2,961)	(16,584)	(2,037)

Income (loss) from continuing operations	14,244	1,843	4,745	(12,204)	(2,006)
Discontinued operations:
Income (loss) from discontinued operations	1,099	331	494	(1,926)	(2,669)
Gain on sale of real estate property	3,981	—	—	2,625	—

Results from discontinued operations	5,080	331	494	699	(2,669)

Net income (loss)	19,324	2,174	5,239	(11,505)	(4,675)
Net income attributable to restricted shares	(482)	—	—	—	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	2,205	1,205	4,488	2,140
Net (income) loss attributable to Predecessor’s controlled owners’ equity	(16,995)	(4,379)	(6,444)	7,017	2,535
Net income attributable to unitholders in the Operating Partnership	(1,388)	—	—	—	—

Net income attributable to American Assets Trust, Inc. stockholders	$2,917	$—	$—	$—	$—

Loss from continuing operations attributable to common stockholders per share
Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)
Net income attributable to common stockholders per share
Basic earnings per share	$0.08
Diluted earnings per share	$0.08
Weighted average shares of common stock outstanding—basic	36,748,806

Weighted average shares of common stock outstanding—diluted	54,219,807

Dividends declared per share	$0.80

	American Assets Trust, Inc.	Predecessor
	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Net real estate	$1,452,681	$917,171	$747,746	$765,843	$774,736
Total assets	1,709,281	1,117,357	938,991	971,118	1,039,909
Notes payable	943,479	871,964	720,728	731,067	705,419
Total liabilities	1,029,553	962,236	768,028	781,944	763,717
Stockholders’ equity and owner’s equity	626,031	121,874	133,173	148,864	215,311
Noncontrolling interests	53,697	33,247	37,790	40,310	60,881
Total equity	679,728	155,121	170,963	189,174	276,192
Total liabilities and equity	1,709,281	1,117,357	938,991	971,118	1,039,909

Other Data:
Funds from operations (FFO) (1)	74,574	55,120	51,840	47,421	40,101
FFO attributable to common stock and units	$57,285	$—	$—	$—	$—

(1)	We present Funds From Operations, or FFO, because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$19,324	$2,174	$5,239	$(11,505)	$(4,675)
Plus: Real estate depreciation and amortization	58,543	37,642	29,858	31,089	31,376
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	688	15,304	16,743	14,626	13,400
Plus: Impairment of investment in real estate joint ventures	—	—	—	15,836	—
Less: Gain on sale of real estate	(3,981)	—	—	(2,625)	—

Funds from operations	$74,574	$55,120	$51,840	$47,421	$40,101

Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	$(16,973)	$(55,120)	$(51,840)	$(47,421)	$(40,101)
Less: Nonforfeitable dividends on restricted stock awards	$(316)	$—	$—	$—	$—

FFO attributable to common stock and units	$57,285	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited historical consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report. As used in this section, unless the context otherwise requires, “we,” “us,” “our,” and “our company” mean American Assets Trust, Inc., a Maryland corporation and its consolidated subsidiaries, following completion of our initial public offering and the Formation Transactions and our Predecessor for the periods presented prior to the initial public offering. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” or elsewhere in this document. See “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Our Company

We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon and Hawaii. As of December 31, 2011 our portfolio was comprised of ten retail shopping centers; six office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2011, we owned land at five of our properties that we classified as held for development. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor on January 19, 2011. After the completion of our initial public offering and the Formation Transactions on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 67.8% of our Operating Partnership as of December 31, 2011. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

Prior to June 30, 2010, the noncontrolled entities owned an office property located in San Francisco, California referred to as The Landmark at One Market. We refer to the entities owning The Landmark at One Market as the “Landmark entities.” The outside ownership interest in the Landmark entities was acquired by our Predecessor on June 30, 2010 for a cash payment of $23.0 million. As of June 30, 2010, The Landmark at One Market was controlled by our Predecessor. All but one of the properties owned by the controlled entities and noncontrolled entities were managed by American Assets, Inc., an entity controlled by Mr. Rady. The noncontrolled entities managed by American Assets, Inc. include the entities that owned Solana Beach Towne Centre and Solana Beach Corporate Centre, or the Solana Beach Centre entities, and the entity that owned the Fireman’s Fund Headquarters office property. The remaining property not managed by American Assets, Inc. is Waikiki Beach Walk, which is managed by Outrigger Hotels & Resorts. We refer to ABW Lewers LLC and the Waikiki Beach Walk-Embassy Suites™, the entities that owned this non-American Assets, Inc. managed property, as the Waikiki Beach Walk entities.

For the periods after January, 19, 2011, the date of the consummation of our initial public offering and the Formation Transactions, our operations have included the consolidated results of operations of the noncontrolled entities, excluding the Fireman’s Fund Headquarters office property, which was not acquired by us. Since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the years ended December 31, 2010 and 2009 reflect the results of operations and financial condition for our Predecessor. Our results of operations for the year ended December 31, 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as First & Main, Lloyd District Portfolio, and Solana Beach—Highway 101, each acquired subsequent to our initial public offering and discussed in more detail under “Acquisitions and Dispositions”. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center, and we have reclassified our financial statements for all periods prior to the sale to reflect Valencia Corporate Center as discontinued operations.

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

The net proceeds from our initial public offering were approximately $594.6 million (after deducting the underwriting discount and commissions and expenses of our initial public offering and the Formation Transactions). We contributed the net proceeds of the offering to our Operating Partnership in exchange for common units. Upon completion of our initial public offering, we entered into a $250.0 million revolving credit facility. In connection with our initial public offering, we repaid $342.0 million of indebtedness (including $24.3 million of defeasance costs), paid $6.1 million in cash to those prior investors that were non-accredited, and paid $10.8 million for loan transfer and consent fees and credit facility origination fees. Subsequently, we paid $1.2 million to fund tenant improvements and leasing commissions at The Landmark at One Market and $0.9 million for costs related to the renovation of Solana Beach Towne Centre. We intend to use another $7.3 million of the net proceeds for additional tenant improvements at The Landmark at One Market. Any remaining net proceeds will be used for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. Since the completion of our initial public offering and consummation of the Formation Transactions, our operations have been carried on through our Operating Partnership and subsidiaries of our Operating Partnership, including our taxable REIT subsidiary. Consummation of the Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our operating partnership; (2) succeed to the property management business of American Assets, Inc.; and (3) facilitate our initial public offering. As a result, we are a vertically integrated and self-administered REIT providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

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

Revenue Base

Upon consummation of our initial public offering and the Formation Transactions, we acquired from our Predecessor and the noncontrolled entities an aggregate of 20 properties comprising approximately 3.0 million rentable square feet of retail space, 1.5 million rentable square feet of office space, a mixed-use asset comprised of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel, and 922 multifamily units (including 122 RV spaces), which collectively comprised our initial portfolio. Subsequently, we acquired two operating office projects in Portland, Oregon and sold one office project in Valencia, California. See further discussion in the “Acquisitions and Dispositions” section below. The properties in our portfolio are located in Southern California, Northern California, Portland, Oregon, Oahu, Hawaii and San Antonio, Texas.

Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.

Retail Leases. Our retail portfolio included ten properties with a total of approximately 3.0 million rentable square feet available for lease as of December 31, 2011. As of December 31, 2011, these properties were 95.0% leased. For the year ended December 31, 2011, the retail segment contributed 41.2%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.

During the year ended December 31, 2011, we signed 69 retail leases for 247,560 square feet with an average rent of $27.32 per square foot during the initial year of the lease term. Of the leases, 58 represent comparable leases where there was a prior tenant, with an increase of 1.3% in cash basis rent and an increase of 8.4% in straight-line rent compared to the prior leases.

Office Leases. Our office portfolio included six properties with a total of approximately 2.2 million rentable square feet available for lease as of December 31, 2011. As of December 31, 2011, these properties were 94.4% leased. For the year ended December 31, 2011, the office segment contributed 30.7% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant’s proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.

During the year ended December 31, 2011, we signed 56 office leases for 233,213 square feet with an average rent of $34.04 per square foot during the initial year of the lease term. Of the leases, 41 represent comparable leases where there was a prior tenant, with a decrease of 10.7% in cash basis rent and a decrease of 1.9% in straight-line rent compared to the prior leases.

Multifamily Leases. Our multifamily portfolio included three apartment properties, as well as an RV resort, with a total of 922 units (including 122 RV spaces) available for lease as of December 31, 2011. As of December 31, 2011, these properties were 91.8% leased. For the year ended December 31, 2011, the multifamily segment contributed 6.8% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2011 was $1,404 compared to $1,366 at December 31, 2010.

Mixed-Use Property Revenue. Our mixed-use property consists of 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2011, the retail portion of the property was 99.2% leased, and for the year ended December 31, 2011, the hotel had an average occupancy of 88.4%. For the year ended December 31, 2011, the mixed-use segment contributed 21.3%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in the section above entitled “Item 1A. Risk Factors.” Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

Our significant accounting policies are more fully described in the notes to the consolidated financial statements included elsewhere in this report; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

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

Other property income includes parking income, general excise tax billed to tenants, fees charged to tenants at our multifamily properties and food and beverage sales at the hotel. Other property income is recognized when earned. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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

We make estimates of the collectibility of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectibility of receivables is affected by numerous different factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectibility could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectibility of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. A change in the estimate of collectibility of a receivable would result in a change to our allowance for doubtful accounts and corresponding bad debt expense and net income.

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

Real Estate

Depreciation and maintenance costs relating to our properties constitute substantial costs for us. Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. Our estimates of useful lives have a direct impact on our net income. If expected useful lives of our real estate assets were shortened, we would depreciate the assets over a shorter time period, resulting in an increase to depreciation expense and a corresponding decrease to net income on an annual basis.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the noncancelable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenant’s long term business prospects, and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings, as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of operations. The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective noncancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of operations. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. We make assumptions and estimates related to below market lease renewal options, which impact revenue in the period in which the renewal options are exercised and could result in significant increases to revenue if the renewal options are not exercised at which time the related below market lease liabilities would be written off as an increase to revenue.

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

Impairment of Long-Lived Assets

We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income because recording an impairment charge results in a negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

Income Taxes

We intend to elect to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2011. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Any such corporate tax liability could be substantial and would have a direct impact on our net income.

We, together with one of our subsidiaries, will elect to treat such subsidiary as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary is subject to federal and state income taxes.

Property Acquisitions and Dispositions

Acquisitions

2011 Acquisitions

As part of the Formation Transactions, we acquired the controlling interests in the Waikiki Beach Walk entities and the Solana Beach Centre entities in exchange for common units of our Operating Partnership and shares of our common stock with a value of approximately $33.9 million.

On March 11, 2011, we acquired First & Main, an approximately 361,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon. The purchase price for First & Main was approximately $128.9 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand and structured to accommodate a reverse tax deferred exchange in conjunction with the sale of Valencia Corporate Center pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

On July 1, 2011, we acquired the Lloyd District Portfolio, consisting of approximately 610,000 rentable square feet on more than 16 acres located in the Lloyd District of Portland, Oregon. The Lloyd District Portfolio is comprised of six office buildings within four contiguous blocks, including (i) a condominium interest in the 20-story Lloyd Tower, (ii) the 16-story Lloyd 700 Building and (iii) four low-rise landmark buildings within Oregon Square. The purchase price was approximately $91.6 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand. We intend to evaluate further developing this property through the addition of retail, office and/or residential mixed-use development. However, we can offer no assurances that we will ultimately further develop this property.

On September 20, 2011, we acquired the Solana Beach—Highway 101 property, consisting of approximately 1.7 acres located in Solana Beach, California. On December 14, 2011, we acquired an additional 0.2 acres adjacent to such location. The aggregate purchase price for this property was approximately $8.1 million, excluding closing costs of approximately $0.2 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand. We intend to evaluate developing this property into a retail, office and/or residential mixed-use site. However, we can offer no assurances that we will ultimately develop this property. The property currently includes approximately 2,800 rentable square feet, which we plan to lease until development begins, if at all.

2010 Acquisitions

On June 30, 2010, our Predecessor acquired the controlling interests in an office building located in San Francisco, California, known as The Landmark at One Market. Prior to acquisition of the controlling interests in Landmark, we owned a 35% noncontrolling interest in the entity owning Landmark, which was accounted for under the equity method of accounting. The aggregate net acquisition cost for this property approximated $23.0 million.

On November 10, 2010, our Predecessor purchased an 80,000 rentable square foot vacant building on 6.77 acres of land located at our Carmel Mountain Plaza property for $13.2 million. The building was vacated by Mervyn’s in conjunction with its bankruptcy.

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

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following summarizes our consolidated results of operations for the year ended December 31, 2011 compared to our Predecessor’s combined results of operations for the year ended December 31, 2010. As of December 31, 2011, our operating portfolio was comprised of 21 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.3 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2011, we owned land at five of our properties that we classified as held for development. As of December 31, 2010, our Predecessor’s operating portfolio was comprised of 17 properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). The Predecessor also owned land at two of its properties that it classified as held for development. At December 31, 2010, our Predecessor had noncontrolling investments in four properties, which were accounted for under the equity method of accounting. The Landmark at One Market was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting.

The following table sets forth selected data from our consolidated/combined statements of operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010	Change	%
Revenues
Rental income	$199,741	$120,749	$78,992	65%
Other property income	10,082	3,778	6,304	167

Total property revenues	209,823	124,527	85,296	68

Expenses
Rental expenses	59,937	22,150	37,787	171
Real estate taxes	19,555	12,488	7,067	57

Total property expenses	79,492	34,638	44,854	129

Total property income	130,331	89,889	40,442	45

General and administrative	(13,916)	(8,766)	(5,150)	59
Depreciation and amortization	(57,639)	(36,356)	(21,283)	59
Interest expense	(56,487)	(45,375)	(11,112)	24
Early extinguishment of debt	(25,867)	—	(25,867)	(100)
Loan transfer and consent fees	(9,019)	—	(9,019)	(100)
Gain on acquisition	46,371	4,297	42,074	979
Other income (expense), net	470	(1,846)	2,316	(125)

Total other, net	(116,087)	(88,046)	(28,041)	32

Income from continuing operations	14,244	1,843	12,401	673
Discontinued operations
Income from discontinued operations	1,099	331	768	232
Gain on sale of real estate property	3,981	—	3,981	100

Results from discontinued operations	5,080	331	4,749	1,435

Net income	19,324	2,174	17,150	789
Net income attributable to restricted shares	(482)	—	(482)	(100)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	2,205	253	11
Net income attributable to Predecessor’s controlled owners’ equity	(16,995)	(4,379)	(12,616)	288
Net income attributable to unitholders in the Operating Partnership	(1,388)	—	(1,388)	(100)

Net income attributable to American Assets Trust, Inc. stockholders	$2,917	$—	$2,917	100%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $85.3 million, or 68%, to $209.8 million for the year ended December 31, 2011 compared to $124.5 million for the year ended December 31, 2010. The percentage leased was as follows for each segment as of December 31, 2011 and 2010:

	Percentage Leased (1) Year Ended December 31,
	2011		2010
Retail	95.0%		94.2%
Office	94.4%		95.9	%(3)
Multifamily	91.8%		87.4%
Mixed-Use	99.2	%(2)	—

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2011 or December 31, 2010, as applicable.
(2)	Includes the retail portion of the mixed-use property only.
(3)	Excludes Valencia Corporate Center, which was sold on August 30, 2011.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $79.0 million, or 65%, to $199.7 million for the year ended December 31, 2011 compared to $120.7 million for the year ended December 31, 2010. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$85,143	$77,013	$8,130	11%	$77,667	$77,013	$654	1%
Office	61,475	30,642	30,833	101	20,264	20,395	(131)	(1)
Multifamily	13,258	13,094	164	1	13,258	13,094	164	1
Mixed-Use	39,865	—	39,865	100	—	—	—	—

	$199,741	$120,749	$78,992	65%	$111,189	$110,502	$687	1%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; The Landmark at One Market acquired on June 30, 2010; and land held for development. Valencia Corporate Center is excluded from both the total portfolio and same-store portfolio, as it is classified as discontinued operations for all periods presented.

The increase in retail rental revenue was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental revenue of $7.5 million from acquisition through December 31, 2011. On a same-store basis, retail rental revenue increased $0.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was primarily due to $0.3 million of revenue recognized related to property tax expense reimbursements for the same-store properties, which will be passed through to tenants as a result of expected supplemental billings once the properties in California are re-assessed by the taxing authority. The remaining increase is due to an increase in the average percentage leased during the year, offset by the closure of Borders at three of our properties. The reduction of revenue related to Borders closing was $0.4 million and resulted from the decrease in base rent and cost reimbursements, offset by the recognition of certain below market lease intangibles. We anticipate that the three former Borders spaces will be re-leased at the same or increased rent in the aggregate, and we have already re-leased the majority of one space consistent with that expectation.

The increase in office rental revenue was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had rental revenue of $5.7 million, $9.0 million and $6.0 million, respectively, from acquisition through December 31, 2011. Additionally, The Landmark at One Market was acquired on June 30, 2010 and contributed $10.3 million of the increase in rental revenue. On a same-store basis, office rental revenue remained flat for the year ended December 31, 2011 compared to the year ended December 31, 2010. This was primarily due to $0.3 million of revenue recognized related to property tax expense reimbursements for the same-store properties, which was passed through to tenants as a result of expected supplemental billings once the properties in California are re-assessed by the taxing authority, offset by a decrease in rental rates on new leases and renewals.

The increase in multifamily rental revenue was primarily due to the higher percentage leased for 2011 compared to 2010.

The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Other property income. Other property income increased $6.3 million, or 167%, to $10.1 million for the year ended December 31, 2011, compared to $3.8 million for the year ended December 31, 2010. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$1,368	$1,221	$147	12%	$1,367	$1,221	$146	12%
Office	2,882	1,511	1,371	91	1,704	1,369	335	24
Multifamily	1,063	1,046	17	2	1,063	1,046	17	2
Mixed-Use	4,769	—	4,769	100	—	—	—	—

	$10,082	$3,778	$6,304	167%	$4,134	$3,636	$498	14%

The increase in office other property income was caused by the acquisition of First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had other property income of $0.2 million and $0.9 million, respectively, for the year ended December 31, 2011. On a same-store basis, office other property income increased due to an increase of $0.3 million in parking income at the 160 King Street property due to incremental use of the parking structure by the public during construction at a nearby office building, along with those attending San Francisco Giants games at AT&T Park across the street from the property.

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

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $44.9 million, or 129%, to $79.5 million for the year ended December 31, 2011, compared to $34.6 million for the year ended December 31, 2010. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $37.8 million, or 171%, to $59.9 million for the year ended December 31, 2011, compared to $22.1 million for the year ended December 31, 2010. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$14,825	$11,704	$3,121	27%	$13,991	$11,704	$2,287	20%
Office	13,809	6,428	7,381	115	4,075	3,876	199	5
Multifamily	4,243	4,018	225	6	4,243	4,018	225	6
Mixed-Use	27,060	—	27,060	100	—	—	—	—

	$59,937	$22,150	$37,787	171%	$22,309	$19,598	$2,711	14%

The increase in retail rental expenses was caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental expenses of $0.8 million from acquisition through December 31, 2011. Same-store retail rental expenses increased $2.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was primarily due to an allowance recorded for an outstanding deferred rent receivable from Kmart at one property, along with additional maintenance performed, additional marketing costs and increased operating costs related to the increase in the average percentage leased for 2011.

The increase in office rental expenses was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had rental expenses of $0.9 million, $1.4 million and $2.4 million, respectively, from acquisition through December 31, 2011. Additionally, the Landmark at One Market was acquired on June 30, 2010 and contributed $2.5 million of the increase in rental expenses. On a same-store basis, office rental expenses increased $0.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was primarily due to additional operating costs incurred related to increased use of the 160 King Street parking garage and additional maintenance performed at various properties.

The increase in multifamily rental expenses was primarily due to increased operating costs resulting from the increase in the percentage leased.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Real Estate Taxes. Real estate tax expense increased $7.1 million, or 57%, to $19.6 million for the year ended December 31, 2011, compared to $12.5 million for the year ended December 31, 2010. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$9,687	$8,481	$1,206	14%	$9,005	$8,481	$524	6%
Office	6,819	3,302	3,517	107	2,436	2,032	404	20
Multifamily	1,335	705	630	89	1,335	705	630	89
Mixed-Use	1,714	—	1,714	100	—	—	—	—

	$19,555	$12,488	$7,067	57%	$12,776	$11,218	$1,558	14%

The increase in retail real estate taxes was primarily caused by additional real estate tax accruals of $0.7 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.4 million related to our same-store portfolio and $0.3 million related to Solana Beach Towne Centre. Additionally, the acquisition of Solana Beach Towne Centre on January 19, 2011, increased real estate taxes $0.4 million, excluding the accruals previously discussed, from acquisition through December 31, 2011.

The increase in office real estate taxes was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011, and Lloyd District Portfolio on July 1, 2011, which had real estate taxes of $0.4 million, $0.7 million and $0.6 million, respectively, from acquisition through December 31, 2011. The Landmark at One Market was acquired on June 30, 2010 and contributed $1.2 million of the increase in real estate taxes. Additionally, we recorded real estate tax accruals of $0.6 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority, of which $0.4 million related to our same-store portfolio.

The increase in multifamily real estate taxes was caused by additional real estate tax accruals of $0.6 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Property Operating Income.

Property operating income increased $40.4 million, or 45%, to $130.3 million for the year ended December 31, 2011, compared to $89.9 million for the year ended December 31, 2010. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$61,999	$58,049	$3,950	7%	$56,038	$58,049	$(2,011)	(3)%
Office	43,729	22,423	21,306	95	15,457	15,856	(399)	(3)
Multifamily	8,743	9,417	(674)	(7)	8,743	9,417	(674)	(7)
Mixed-Use	15,860	—	15,860	100	—	—	—	—

	$130,331	$89,889	$40,442	45%	$80,238	$83,322	$(3,084)	(4)%

The increase in retail property operating income was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had property operating income of $6.0 million from acquisition through December 31, 2011. On a same-store basis, the retail property operating income decreased $2.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was due to an increase in rental expenses, specifically related to an allowance recorded for an outstanding deferred rent receivable from Kmart at one property, and additional repairs, maintenance and marketing expenses. Additionally, we recorded same-store real estate tax accruals of $0.1 million (net of cost reimbursement revenue for amounts to be billed to tenants) for expected supplemental billings once the properties in California are re-assessed by the taxing authority. The increased expenses more than offset the increase in rental revenue related to increases in the average percentage leased.

The increase in office property operating income was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had property operating income of $4.2 million, $7.1 million and $3.9 million, respectively, from acquisition through December 31, 2011. Additionally, The Landmark at One Market was acquired on June 30, 2010 and contributed $6.6 million of the increase in property operating income. On a same-store basis, office property operating income decreased $0.4 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease was primarily due to the decrease in rental rates on new leases and renewals, increased operating expenses and real estate tax accruals of $0.1 million (net of cost reimbursement revenue for amounts to be billed to tenants) for expected supplemental billings once the properties in California are re-assessed by the taxing authority. This was offset by additional parking income at 160 King Street.

The decrease in multifamily property operating income was due to additional real estate tax accruals of $0.6 million for expected supplemental billings once the properties in California are re-assessed by the taxing authority further decreased the property operating income for the year ended December 31, 2011.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Other

General and administrative. General and administrative expenses increased $5.1 million, or 59%, to $13.9 million for the year ended December 31, 2011, compared to $8.8 million for the year ended December 31, 2010. This increase was primarily due to higher personnel costs and additional costs of being a publicly traded company as a result of our initial public offering, including stock-based compensation expense of $2.6 million, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $21.3 million, or 59%, to $57.6 million for the year ended December 31, 2011, compared to $36.3 million for the year ended December 31, 2010. This increase was primarily due to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $11.1 million, or 24%, to $56.5 million for the year ended December 31, 2011 compared with $45.4 million for the year ended December 31, 2010. This increase was primarily due to interest expense on the acquired debt for the acquired properties and interest expense on the new mortgage loan obtained on First & Main on June 1, 2011 plus commitment fees on the revolving line of credit, offset by repayment of $316.8 million of outstanding debt at the time of our initial public offering.

Early extinguishment of debt. Early extinguishment of debt includes $24.3 million in defeasance costs, $0.6 million of unamortized deferred loan fees and $0.9 million of unamortized debt fair value adjustments that were written off related to loans repaid at the time of our initial public offering.

Loan transfer and consent fees. Loan transfer and consent fees relate to fees paid to lenders in order for the lenders to consent to the transfer of the existing loans at certain properties to the Operating Partnership as part of the Formation Transactions.

Gain on acquisition. The gain on acquisition for the year ended December 31, 2011 relates to the gains recognized on the acquisition of the outside ownership interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities. The gain on acquisition for the year ended December 31, 2010 relates to the gain recognized on the acquisition of the outside ownership interests in The Landmark at One Market.

Other income (expense), net. Other income, net increased $2.3 million, or 125%, to net income of $0.5 million for the year ended December 31, 2011, compared to net expense of $1.8 million for the year ended December 31, 2010. Other income (expense), net is comprised of interest and investment income, acquisition related expenses, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. Fee income from real estate joint ventures is also included, which decreased related to our acquisition of the Solana Beach Centre entities on January 19, 2011 and The Landmark at One Market on June 30, 2010, and as a result of not providing management services and recognizing the related fees to the Fireman’s Fund Headquarters after our initial public offering. Finally, income from real estate joint ventures is included, and as the real estate joint ventures were acquired on January 19, 2011, we only recorded our share of the real estate joint ventures’ losses through January 18, 2011. Subsequently, the operations for these entities were included in consolidated revenues and expenses.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following summarizes the historical results of operations of our Predecessor for the years ended December 31, 2010 and 2009. As of December 31, 2010, our operating portfolio was comprised of 17 retail, office and multifamily properties with an aggregate of approximately 4.0 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces), compared to a portfolio that was comprised of 16 properties with an aggregate of approximately 3.6 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces) as of December 31, 2009. In addition, we had noncontrolling investments in four properties at December 31, 2010, and five properties at December 31, 2009, which are accounted for under the equity method of accounting. The additional property that is included in our portfolio at December 31, 2010 is The Landmark at One Market, which was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting. The following table sets forth selected data from our Predecessor’s combined statements of operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,		Change	%
	2010	2009
Revenues
Rental income	$120,749	$108,648	$12,101	11%
Other property income	3,778	3,938	(160)	(4)

Total property revenues	124,527	112,586	11,941	11

Expenses
Rental expenses	22,150	19,400	2,750	14
Real estate taxes	12,488	7,950	4,538	57

Total property expenses	34,638	27,350	7,288	27

Total property income	89,889	85,236	4,653	5

General and administrative	(8,766)	(7,023)	(1,743)	25
Depreciation and amortization	(36,356)	(28,473)	(7,883)	28
Interest expense	(45,375)	(42,034)	(3,341)	8
Gain on acquisition	4,297	—	4,297	100
Other income (expense), net	(1,846)	(2,961)	1,115	(38)

Total other, net	(88,046)	(80,491)	(7,555)	9

Income from continuing operations	1,843	4,745	(2,902)	(61)
Discontinued operations
Income from discontinued operations	331	494	(163)	(33)

Results from discontinued operations	331	494	(163)	(33)

Net income	2,174	5,239	(3,065)	(59)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,205	1,205	1,000	83

Net income attributable to Predecessor’s controlled owners’ equity	$4,379	$6,444	$(2,065)	(32)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $11.9 million, or 11%, to $124.5 million for the year ended December 31, 2010 compared to $112.6 million for the year ended December 31, 2009. The percentage leased was as follows for each segment as of December 31, 2010 and 2009:

	Percentage Leased (1) Year Ended December 31,
	2010		2009
Retail	94.2	%(2)	94.8%
Office	95.9	%(3)	92.2	%(3)
Multifamily	87.4%		93.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2010 or December 31, 2009, as applicable.
(2)	The percentage leased includes the vacant building acquired at Carmel Mountain Plaza in November 2010. Excluding the acquired building, the percentage leased is 97.0%.
(3)	Excludes Valencia Corporate Center, which was sold on August 30, 2011.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $12.1 million, or 11%, to $120.7 million for the year ended December 31, 2010 compared to $108.6 million for the year ended December 31, 2009. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2010	2009	Change	%	2010	2009	Change	%
Retail	$77,013	$74,248	$2,765	4%	$77,013	$74,248	$2,765	4%
Office	30,642	21,011	9,631	46	20,395	20,806	(411)	(2)
Multifamily	13,094	13,389	(295)	(2)	13,094	13,389	(295)	(2)

	$120,749	$108,648	$12,101	11%	$110,502	$108,443	$2,059	2%

(1)	For this table and tables following, the same-store portfolio excludes The Landmark at One Market acquired on June 30, 2010 and land held for development. Valencia Corporate Center is excluded from both the total portfolio and same-store portfolio, as it is classified as discontinued operations for all periods presented.

This increase in retail rental revenue was primarily caused by a one-time property tax refund that was obtained with respect to one property in March 2009 of approximately $2.7 million, of which $2.6 million was passed through to tenants during the same period and recorded as a reduction to rental revenue. A comparable real estate tax refund was not obtained during 2010. On a comparable basis, adding back this property tax refund to rental income during 2009, rental income increased by $0.2 million or 0%. This $0.2 million increase was due to an increase in the percentage leased, which increased to 97.0%, at December 31, 2010, excluding the vacant building acquired in November 2010 at Carmel Mountain Plaza, compared to 94.8% at December 31, 2009. The increase was offset slightly by reduced rental rates.

The increase in office rental revenue was attributable primarily to the inclusion of The Landmark at One Market as of June 30, 2010, which had $10.0 million in revenue from the date of its acquisition through December 31, 2010. This was offset by decreased revenue at other properties due to lower occupancy during the year.

The decrease in multifamily rental revenue was due a decline in the percentage leased of our multifamily portfolio.

Other property income. Other property income decreased $0.1 million, or 4%, to $3.8 million for the year ended December 31, 2010, compared to $3.9 million for the year ended December 31, 2009. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2010	2009	Change	%	2010	2009	Change	%
Retail	$1,221	$1,647	$(426)	(26)%	$1,221	$1,647	$(426)	(26)%
Office	1,511	1,167	344	29	1,369	1,167	202	17
Multifamily	1,046	1,124	(78)	(7)	1,046	1,124	(78)	(7)

	$3,778	$3,938	$(160)	(4)%	$3,636	$3,938	$(302)	(8)%

Retail other property income decreased due to settlement of an acquisition-related liability of $0.6 million at Del Monte Center in July 2009.

Office other property income primarily consists of parking income from 160 King Street, which was $1.2 million and $1.0 million for 2010 and 2009, respectively. Parking income increased largely due to additional use of the parking structure by the public for the baseball playoffs and World Series due to its proximity to the San Francisco Giants baseball stadium.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $7.3 million, or 27%, to $34.6 million for the year ended December 31, 2010, compared to $27.3 million for the year ended December 31, 2009. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $2.7 million, or 14%, to $22.1 million for the year ended December 31, 2010, compared to $19.4 million for the year ended December 31, 2009. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2010	2009	Change	%	2010	2009	Change	%
Retail	$11,704	$12,008	$(304)	(3)%	$11,704	$12,008	$(304)	(3)%
Office	6,428	3,394	3,034	89	3,876	3,389	487	14
Multifamily	4,018	3,998	20	1	4,018	3,998	20	1

	$22,150	$19,400	$2,750	14%	$19,598	$19,395	$203	1%

The decrease in retail rental expenses was due to lower repair and maintenance expense due to more repairs and maintenance performed in 2009, in addition to overall cost reduction efforts in 2010.

The increase in rental expenses was largely due to the inclusion of The Landmark at One Market, which was acquired on June 30, 2010, which incurred $2.6 million in rental expenses from acquisition through December 31, 2010. The increase in same-store rental expenses was due to additional operating costs incurred related to increased use of the 160 King Street parking garage, additional maintenance performed at the Torrey Reserve Campus and higher utility costs for the year ended December 31, 2010.

Real Estate Taxes. Real estate tax expense increased $4.5 million, or 57%, to $12.5 million for the year ended December 31, 2010, compared to $8.0 million for the year ended December 31, 2009. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2010	2009	Change	%	2010	2009	Change	%
Retail	$8,481	$5,183	$3,298	64%	$8,481	$5,183	$3,298	64%
Office	3,302	2,078	1,224	59	2,032	2,015	17	1
Multifamily	705	689	16	2	705	689	16	2

	$12,488	$7,950	$4,538	57%	$11,218	$7,887	$3,331	42%

The increase in retail real estate tax expense primarily was due to a one-time property tax refund of approximately $2.7 million, that was obtained with respect to one property in March 2009 and which was recorded as a reduction of real estate tax expense in the period the refund was received due to the contingent nature of the collection. A comparable real estate tax refund was not obtained during 2010. Additionally, a lower tax assessment for 2008 at the same retail property reduced the 2009 tax bill by approximately $0.4 million in the year ended December 31, 2009. The remaining increase in real estate tax expense is due to regular annual increases in assessed taxes on the properties in our portfolio.

Office property tax expense increased $1.2 million for 2010 due to The Landmark at One Market’s real estate tax expense of $1.2 million.

Property Operating Income

Property operating income increased $4.7 million, or 5%, to $89.9 million for the year ended December 31, 2010, compared to $85.2 million for the year ended December 31, 2009. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2010	2009	Change	%	2010	2009	Change	%
Retail	$58,049	$58,704	$(655)	(1)%	$58,049	$58,704	$(655)	(1)%
Office	22,423	16,706	5,717	34	15,856	16,569	(713)	(4)
Multifamily	9,417	9,826	(409)	(4)	9,417	9,826	(409)	(4)

	$89,889	$85,236	$4,653	5%	$83,322	$85,099	$(1,777)	(2)%

The decrease in retail property operating income was primarily caused by less other property income due to settlement of an acquisition-related liability of $0.6 million at Del Monte Center in July 2009 combined with higher real estate taxes due to higher assessments. The decreases offset the increased rental revenues due to an increase in the percentage leased and decreased operating expenses.

The increase in office property operating income was primarily caused by the acquisition of The Landmark at One Market on June 30, 2010, which contributed $6.4 million of the increase in property operating income. On a same-store basis, office property operating income decreased due to decreased rental revenue resulting from lower occupancy and increased operating expenses caused by additional operating costs incurred related to increased use of the 160 King Street parking garage, additional maintenance performed at the Torrey Reserve Campus and higher utility costs for the year ended December 31, 2010.

The decrease in multifamily property operating income was due a decline in the percentage leased of our multifamily portfolio.

Other

General and administrative. General and administrative expenses increased $1.8 million, or 25%, to $8.8 million for the year ended December 31, 2010, compared to $7.0 million for the year ended December 31, 2009. This increase was primarily due to higher personnel costs in preparation of the initial public offering.

Depreciation and amortization. Depreciation and amortization expense increased $7.8 million, or 28%, to $36.3 million for the year ended December 31, 2010, compared to $28.5 million for the year ended December 31, 2009. This increase was primarily due to depreciation and amortization attributable to The Landmark at One Market.

Interest expense. Interest expense increased $3.4 million, or 8%, to $45.4 million for the year ended December 31, 2010 compared with $42.0 million for the year ended December 31, 2009. This increase was primarily due to interest expense of The Landmark at One Market debt, offset by slightly decreased average debt levels at the other properties.

Gain on acquisition. The gain on acquisition for the year ended December 31, 2010 related to the gain recognized on the acquisition of the outside ownership interests in The Landmark at One Market.

Other income (expense), net. Other expense, net decreased $1.1 million, or 38%, to net expense of $1.8 million for the year ended December 31, 2010, compared to net expense of $2.9 million for the year ended December 31, 2009. Other income (expense), net is comprised of interest and investment income, fee income from real estate joint ventures, and losses from real estate joint ventures. Fee income from real estate joint ventures increased $0.8 million, or 43%, to $2.5 million in 2010, compared to $1.7 million in 2009. The increase primarily related to leasing commissions earned by us related to a new lease signed at The Landmark at One Market prior to our acquisition of the controlling ownership interest in The Landmark at One Market on June 30, 2010. Loss from real estate joint ventures decreased $0.5 million, or 9%, primarily related to greater income from our investments in the entity that owns Fireman’s Fund Headquarters, together with reduced losses from the Waikiki Beach Walk Embassy due to greater net income for the property and reduced losses from The Landmark at One Market due to acquisition of the controlling ownership interest in this property on June 30, 2010.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of December 31, 2011, we held $112.7 million in cash and cash equivalents and $28.2 million in marketable securities that are classified as trading securities.

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

In February 2012, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective in February 2012. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $500.0 million of equity securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

Contractual Obligations

The following table outlines the timing of required payments related to our commitments as of December 31, 2011 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$959,405	$4,822	$5,405	$262,095	$235,980	$113,974	$337,129
Interest payments	234,081	52,879	52,479	45,873	32,420	22,724	27,706
Operating lease (1)	15,553	2,436	2,502	2,569	2,636	1,709	3,701
Tenant-related commitments (2)	16,243	14,147	596	1,500	—	—	—

Total	$1,225,282	$74,284	$60,982	$312,037	$271,036	$138,407	$368,536

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period as the stated rate for February 2017 of $61,690.
(2)	Amount includes $7.3 million for tenant improvements at The Landmark at One Market, which we identified as a use of proceeds from our initial public offering.

Indebtedness Outstanding

The following table sets forth information as of December 31, 2011, with respect to our indebtedness (dollars in thousands):

Debt	Principal Balance at December 31, 2011	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$96,027	5.67%	$7,567	January 8, 2014	$91,717
160 King Street (3)	31,412	5.68	3,351	May 1, 2014	27,513
Waikele Center (4)	140,700	5.15	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(4)	133,000	5.61	7,579	July 5, 2015	133,000
Del Monte Center (4)	82,300	4.93	4,121	July 8, 2015	82,300
First & Main (4)	84,500	3.97	3,406	July 1, 2016	84,500
Imperial Beach Gardens (4)	20,000	6.16	1,253	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09	477	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39	7,039	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,330	6.39	2,549	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09	4,566	July 1, 2018	73,744
Torrey Reserve—North Court (1)	21,921	7.22	1,836	June 1, 2019	19,443
Torrey Reserve—VC1, VC2, VC3 (1)	7,380	6.36	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,788	5.91	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	39,293	5.91	2,849	June 1, 2020	33,898

Total/Weighted Average	$959,405	5.45%	$57,702		$938,569

Unamortized fair value adjustment	(15,926)

Debt Balance	$943,479

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2011, we were in compliance with all loan covenants.

Description of Certain Debt

The following is a summary of the material provisions of the loan agreements evidencing our material debt outstanding as of December 31, 2011.

Mortgage Loan Secured by Alamo Quarry Market

Our Alamo Quarry Market property is subject to senior mortgage debt with an original principal amount of $109 million, which is securitized debt that is currently held by Bank of America, N.A, as successor by merger to LaSalle Bank, N.A., as Trustee for Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates Series 2003-PWR2.

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

Maturity and Interest. The loan has a maturity date of November 1, 2014 and bears interest at a fixed rate per annum of 5.15%. This is an interest only loan.

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

Maturity and Interest. The loan has a maturity date of July 5, 2015 and bears interest at a fixed rate per annum of 5.61%. This is an interest only loan.

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

Maturity and Interest. The loan has a maturity date of July 8, 2015 and bears interest at a fixed rate per annum of 4.93%. This is an interest only loan.

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

Mortgage Loan Secured by Waikiki Beach Walk-Retail

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

Maturity and Interest. The loan has a maturity date of July 1, 2017 and bears interest at a fixed rate per annum of 5.39%. This is an interest only loan.

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

Maturity and Interest. The loan has a maturity date of July 1, 2016 and bears interest at a fixed rate per annum of 3.97%. This is an interest only loan.

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

Credit Facility

On January 19, 2011, upon completion of the our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At December 31, 2011, our maximum allowable borrowing amount was $191.8 million. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The credit facility bears interest at the rate of either LIBOR or a base rate, plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years.

On January 10, 2012, the credit facility was amended to, among other things, (1) extend the maturity date to January 10, 2016 (with a one-year extension option subject to payment of a 0.15% fee), (2) decrease the applicable interest rates and (3) modify certain financial covenants. The second amendment provides for an interest rate based on, at our option, either (1) one-, two-, three- or six-month LIBOR, plus, in each case, a spread (ranging from 1.60%-2.20%) based on our consolidated leverage ratio, or (2) a base rate equal to the highest of the (a) prime rate, (b) federal funds rate plus 0.50% or (c) Eurodollar rate plus 1.00%. Such rates are more favorable than previously contained in the revolving credit facility. In addition, the amendment reduces our secured debt ratio covenant under the credit facility to 50%.

The amended credit facility includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 60.0%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of 50.0%,

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

Cash Flows

Comparison of year ended December 31, 2011 to the year ended December 31, 2010

Cash and cash equivalents were $112.7 million and $42.0 million, at December 31, 2011 and 2010, respectively.

Net cash provided by operating activities increased $17.1 million to $65.4 million for the year ended December 31, 2011, compared to $48.3 million for the year ended December 31, 2010. The increase is primarily due to the acquisitions of The Landmark at One Market, the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main and Lloyd District Portfolio.

Net cash used in investing activities increased $202.2 million to $231.7 million for the year ended December 31, 2011, compared to $29.5 million for the year ended December 31, 2010. The increase was primarily due to the acquisition of First & Main for $128.9 million, the acquisition of Lloyd District Portfolio for $91.6 million, the acquisition of Solana Beach—Highway 101 for $8.1 million and the purchase of $33.1 million of marketable securities during 2011, along with distributions of capital from real estate joint ventures of $10.6 million for the year ended December 31, 2010 that did not occur in 2011. The increases were offset by cash received from the sale of Valencia Corporate Center of $30.3 million; cash acquired through the acquisition of the controlling interest in the Solana Beach Centre entities and the Waikiki Beach Walk entities of $15.2 million, in the aggregate; and the acquisitions of The Landmark at One Market on June 30, 2010 and a vacant building at Carmel Mountain Plaza in November 2010, totaling $32.9 million.

Net cash provided by financing activities increased $238.2 million to $237.1 million for the year ended December 31, 2011, compared to net cash used of $1.1 million for the year ended December 31, 2010. The increase was primarily due to the proceeds from the issuance of shares of our common stock in connection with our initial public offering and proceeds from an $84.5 million loan, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions and payment of dividends. Additionally, we had proceeds of $5.4 million from a private placement of common units that closed on February 14, 2011.

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

Net cash used in financing activities decreased $33.6 million to $1.1 million for the year ended December 31, 2010, compared to $34.7 million for the year ended December 31, 2009. The decrease was primarily due to new financings of $23.0 million made upon the acquisition of The Landmark at One Market and $13.2 million made upon the acquisition of the building at Carmel Mountain Plaza. Excluding the two new loans, net repayments of loans increased by $8.1 million in the aggregate in connection with the refinancing of certain loans on Torrey Reserve Campus, including the Torrey Reserve-VCI, Torrey Reserve-VCII, and Torrey Reserve-VCIII loans in June 2010 and refinancing the Torrey Reserve-North Court and Torrey Reserve-Daycare loans in May 2009. Additionally, there was a $5.4 million decrease in net distributions to controlling and noncontrolling interests.

Net Operating Income

Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, or (3) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our retail, office, multifamily or mixed use properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is intended to be captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2011, 2010 and 2009 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net operating income	$130,331	$89,889	$85,236
General and administrative	(13,916)	(8,766)	(7,023)
Depreciation and amortization	(57,639)	(36,356)	(28,473)
Interest expense	(56,487)	(45,375)	(42,034)
Early extinguishment of debt	(25,867)	—	—
Loan transfer and consent fees	(9,019)	—	—
Gain on acquisition	46,371	4,297	—
Other income (expense), net	470	(1,846)	(2,961)

Income from continuing operations	14,244	1,843	4,745
Discontinued operations:
Income from discontinued operations	1,099	331	494
Gain on sale of real estate property	3,981	—	—

Results from discontinued operations	5,080	331	494

Net income	$19,324	$2,174	$5,239

Funds from Operations

We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table sets forth a reconciliation of our FFO for the years ended December 31, 2011, 2010 and 2009 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2011	2010	2009
Net income	$19,324	$2,174	$5,239
Plus: Real estate depreciation and amortization (1)	58,543	37,642	29,858
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	688	15,304	16,743
Less: Gain on sale of real estate	(3,981)	—	—

Funds from operations	$74,574	$55,120	$51,840

Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	$(16,973)
Less: Nonforfeitable dividends on restricted stock awards	$(316)

FFO attributable to common stock and units	$57,285

FFO per diluted share/unit	$1.05

Weighted average number of common shares and units, diluted (2)	54,417,123

(1)	Includes depreciation and amortization related to Valencia Corporate Center, which was sold on August 30, 2011 and is included in discontinued operations on the statement of operations.
(2)	For the year ended December 31, 2011, the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares for the year ended December 31, 2011, but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. For the year ended December 31, 2011, the weighted average shares outstanding have been weighted for the full year to date, not the date of our initial public offering.

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

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of December 31, 2011, we do not hold any derivative financial instruments.

Interest Rate Risk

Marketable Securities

Our investments in marketable securities are subject to market risk due to changes in interest rates since interest rate movements affect the value of those investments. At December 31, 2011, our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage

Association, or GNMA securities. The market values of these securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of these securities generally will tend to increase, along with the level of prepayments of the underlying mortgages. At December 31, 2011, our GNMA securities are carried at their fair value of $28.2 million.

Outstanding Debt

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

Fixed Interest Rate Debt

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2011, we had $959.4 million of fixed-rate debt outstanding with an estimated fair value of $974.3 million. If interest rates at December 31, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $33.9 million. If interest rates at December 31, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $35.8 million.

Variable Interest Rate Debt

At December 31, 2011, our only variable interest rate debt is our credit facility, which has not been drawn upon to date.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer , as appropriate, to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We carried out an evaluation required by the Act, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective and were operating to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material adverse effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Based on management’s assessment and the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board—Committees of the Board—Audit Committee” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General—Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Our consolidated financial statements and notes thereto, together with Report of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.

(2) Financial Statement Schedules

Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-1.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of March, 2012.

American Assets Trust, Inc.
By:	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHAMBERLAIN John W. Chamberlain	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2012

/s/ ROBERT F. BARTON Robert F. Barton	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ ERNEST S. RADY Ernest S. Rady	Executive Chairman of the Board	March 9, 2012

/s/ LARRY E. FINGER Larry E. Finger	Director	March 9, 2012

/s/ ALAN D. GOLD Alan D. Gold	Director	March 9, 2012

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 9, 2012

/s/ THOMAS S. OLINGER Thomas S. Olinger	Director	March 9, 2012

/s/ ROBERT S. SULLIVAN Robert S. Sullivan	Director	March 9, 2012

Item 8 and Item 15(a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Assets Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule in Item 15(a), Schedule III—Consolidated Real Estate Assets and Accumulated Depreciation. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST &YOUNG LLP

San Diego, California

March 9, 2012

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31, 2011	December 31, 2010
Assets
Real estate, at cost
Operating real estate	$1,659,106	$1,117,831
Construction in progress	3,495	925
Held for development	24,675	8,081

	1,687,276	1,126,837
Accumulated depreciation	(234,595)	(209,666)

Net real estate	1,452,681	917,171
Cash and cash equivalents	112,723	41,953
Restricted cash	9,216	4,481
Marketable securities	28,235	—
Accounts receivable, net	6,847	1,564
Deferred rent receivables, net	23,294	19,486
Notes receivable from affiliate	—	21,769
Investment in real estate joint ventures	—	39,816
Prepaid expenses and other assets	76,285	43,718
Assets of discontinued operations	—	27,399

Total assets	$1,709,281	$1,117,357

Liabilities and equity
Liabilities:
Secured notes payable	$943,479	$828,685
Unsecured notes payable	—	38,013
Notes payable to affiliates	—	5,266
Accounts payable and accrued expenses	25,476	11,284
Security deposits payable	4,790	2,510
Other liabilities and deferred credits	55,808	38,846
Distributions in excess of earnings on real estate joint ventures	—	14,060
Liabilities of discontinued operations	—	23,572

Total liabilities	1,029,553	962,236

Commitments and contingencies (Note 12)
Equity:
Owners’ equity	—	121,874
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 shares authorized, 39,283,796 shares outstanding at December 31, 2011	393	—
Additional paid-in capital	653,645	—
Accumulated dividends in excess of net income	(28,007)	—

Total American Assets Trust, Inc. stockholders’ equity	626,031	—
Noncontrolling interests
Owners in consolidated real estate entities	—	33,247
Unitholders in the Operating Partnership	53,697	—

	53,697	33,247

Total equity	679,728	155,121

Total liabilities and equity	$1,709,281	$1,117,357

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Operations

(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Rental income	$199,741	$120,749	$108,648
Other property income	10,082	3,778	3,938

Total revenue	209,823	124,527	112,586
Expenses:
Rental expenses	59,937	22,150	19,400
Real estate taxes	19,555	12,488	7,950
General and administrative	13,916	8,766	7,023
Depreciation and amortization	57,639	36,356	28,473

Total operating expenses	151,047	79,760	62,846
Operating income	58,776	44,767	49,740
Interest expense	(56,487)	(45,375)	(42,034)
Early extinguishment of debt	(25,867)	—	—
Loan transfer and consent fees	(9,019)	—	—
Gain on acquisition	46,371	4,297	—
Other income (expense), net	470	(1,846)	(2,961)

Income from continuing operations	14,244	1,843	4,745
Discontinued operations
Income from discontinued operations	1,099	331	494
Gain on sale of real estate property	3,981	—	—

Results from discontinued operations	5,080	331	494

Net income	19,324	2,174	5,239
Net income attributable to restricted shares	(482)	—	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	2,205	1,205
Net income attributable to Predecessor’s controlled owners’ equity	(16,995)	(4,379)	(6,444)
Net income attributable to unitholders in the Operating Partnership	(1,388)	—	—

Net income attributable to American Assets Trust, Inc. stockholders	$2,917	$—	$—

Basic net loss from continuing operations attributable to common stockholders per share	$(0.01)
Basic net income from discontinued operations attributable to common stockholders per share	0.09

Basic net income attributable to common stockholders per share	$0.08

Weighted average shares of common stock outstanding—basic	36,748,806

Diluted net loss from continuing operations attributable to common stockholders per share	$(0.01)
Diluted net income from discontinued operations attributable to common stockholders per share	0.09

Diluted net income attributable to common stockholders per share	$0.08

Weighted average shares of common stock outstanding—diluted	54,219,807

Dividends declared per common share	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Equity

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Predecessor’s Controlled Owners’ Equity	Noncontrolling Interests - Unitholders in the Operating Partnership	Predecessor’s Noncontrolling Interests - Owners in Consolidated Entities	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2008	—	$—	$—	$—	$148,864	$—	$40,310	$189,174
Contributions	—	—	—	—	1,168	—	28	1,196
Distributions	—	—	—	—	(23,303)	—	(1,343)	(24,646)
Net income (loss)	—	—	—	—	6,444	—	(1,205)	5,239

Balance at December 31, 2009	—	—	—	—	133,173	—	37,790	170,963
Contributions	—	—	—	—	7,665	—	—	7,665
Distributions	—	—	—	—	(23,343)	—	(2,338)	(25,681)
Net income (loss)	—	—	—	—	4,379	—	(2,205)	2,174

Balance at December 31, 2010	—	—	—	—	121,874	—	33,247	155,121
Net income (loss)	—	—	—	3,399	16,995	1,388	(2,458)	19,324
Distributions	—	—	—	—	(33,435)	—	(6,525)	(39,960)
Proceeds from sale of common stock, net	31,625,000	316	587,695	—	—	—	—	588,011
Cash paid to non-accredited investors	—	—	—	—	—	—	(6,075)	(6,075)
Issuance of restricted stock	630,663	6	(6)	—	—	—	—	—
Forfeiture of restricted stock	(1,951)	—	—	—	—	—	—	—
Issuance of common shares and units for acquisition of properties	262,486	3	6,081	—	—	27,770	—	33,854
Proceeds from private placement	—	—	—	—	—	5,410	—	5,410
Notes receivable from affiliate settled in common units	—	—	—	—	—	(21,797)	—	(21,797)
Notes payable to affiliates settled in common units	—	—	—	—	—	828	—	828
Dividends declared and paid	—	—	—	(31,406)	—	(14,717)	—	(46,123)
Stock-based compensation	—	—	2,615	—	—	—	—	2,615
Distribution of investment in joint venture not acquired	—	—	—	—	(9,084)	—	(2,396)	(11,480)
Exchange of owners’ equity for common stock and units	6,767,598	68	57,260	—	(96,350)	54,815	(15,793)	—

Balance at December 31, 2011	39,283,796	$393	$653,645	$(28,007)	$—	$53,697	$—	$679,728

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	Year ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$19,324	$2,174	$5,239
Results from discontinued operations	(5,080)	(331)	(494)

Income from continuing operations	14,244	1,843	4,745
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,616)	2,124	623
Depreciation and amortization	57,639	36,356	28,473
Amortization of debt issuance costs and debt fair value adjustments	3,954	561	614
Early extinguishment of debt	25,867	—	—
Loan transfer and consent fees	9,019	—	—
Gain on acquisition of controlling interests	(46,371)	(4,297)	—
Stock-based compensation expense	2,615	—	—
Loss from real estate joint ventures	188	4,406	4,865
Distribution of earnings from real estate joint ventures	—	6,714	7,634
Other, net	2,669	794	267
Changes in operating assets and liabilities
Change in restricted cash	112	(27)	(55)
Change in accounts receivable	(3,566)	87	91
Change in prepaid expenses and other assets	(2,037)	(5,135)	(89)
Change in accounts payable and accrued expenses	2,526	3,342	(1,411)
Change in security deposits and other liabilities	(616)	60	(13)

Net cash provided by operating activities of continuing operations	63,627	46,828	45,744
Net cash provided by operating activities of discontinued operations	1,737	1,518	1,757

Net cash provided by operating activities	65,364	48,346	47,501

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(228,558)	(32,962)	—
Capital expenditures	(10,956)	(4,122)	(6,291)
Change in restricted cash	(3,070)	—	(17)
Cash acquired from acquisition of controlling interests in real estate joint ventures	15,222	—	—
Leasing commissions	(3,295)	(1,635)	(1,551)
Purchase of marketable securities	(33,103)	—	—
Maturity of marketable securities	4,993	—	—
Deposit on property acquisition	(3,000)	—	—
Distribution of capital from real estate joint ventures	—	10,607	—
Issuance of notes receivable to affiliate	—	(800)	(30)
Repayment of notes receivable from affiliates	—	—	1,160

Net cash used in investing activities of continuing operations	(261,767)	(28,912)	(6,729)
Net cash provided by (used in) investing activities of discontinued operations	30,078	(593)	(815)

Net cash used in investing activities	(231,689)	(29,505)	(7,544)

FINANCING ACTIVITIES
Issuance of secured notes payable	84,500	7,500	24,887
Repayment of secured notes payable	(264,250)	(12,873)	(25,172)
Defeasance costs on repayment of secured notes payable	(24,345)	—	—
Loan transfer and consent fees paid	(8,350)	—	—
Issuance of unsecured notes payable	—	36,200	—
Repayment of unsecured notes payable	(38,013)	(11,051)	(8,279)
Repayment of notes payable to affiliates	(19,279)	(2,401)	(2,173)
Debt issuance costs	(2,961)	(436)	(559)
Proceeds from issuance of common stock, net	596,541	—	—
Proceeds from private placement of common units	5,410	—	—
Dividends paid to common stock and unitholders	(46,123)	—	—
Payments to nonaccredited investors	(6,075)	—	—
Contributions from Predecessor’s controlling and noncontrolling interests	—	7,665	1,196
Distributions to Predecessor’s controlling and noncontrolling interests	(39,960)	(25,681)	(24,646)

Net cash provided by (used in) financing activities	237,095	(1,077)	(34,746)

Net increase in cash and cash equivalents	70,770	17,764	5,211
Cash and cash equivalents, beginning of period	41,953	24,189	18,978

Cash and cash equivalents, end of period	$112,723	$41,953	$24,189

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

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

The Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our Operating Partnership, (2) succeed to the property management business of AAI, (3) facilitate the Offering, and

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

(4) qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011. As a result of the Formation Transactions, we are a vertically integrated and self-administered REIT with 108 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

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

Since these transactions occurred on January 19, 2011, the financial condition and results of operations for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our financial condition as of December 31, 2010 and results of operations for the years ended December 31, 2010 and 2009 reflect the financial condition and results of operations for our Predecessor. Our financial condition as of December 31, 2011 and results of operations for the year ended December 31, 2011 reflect the financial condition and results of operation for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as First & Main, Lloyd District Portfolio and Solana Beach—Highway 101, each acquired subsequent to the Offering. We have included the results of operations for the acquired entities in our consolidated statements of operations from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center, and we have reclassified our financial statements for all periods prior to the sale to reflect Valencia Corporate Center as discontinued operations.

Prior to the Offering, the Predecessor’s financial statements included investments in certain real estate joint ventures in which Ernest Rady and his affiliates had significant influence, but not control, over major decisions, including the decision to sell or refinance the properties. These investments, which represent noncontrolling 25% to 80% ownership interests, were accounted for using the equity method of accounting. The Predecessor’s investments in certain real estate joint ventures for which it had unilateral control, evidenced by the ability to make all major decisions, such as the acquisition, sale or refinancing of the property without approval of the minority party, were combined in these financial statements as they were under the common control of Ernest Rady and his affiliates.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

As of December 31, 2011, we owned or had a controlling interest in 21 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2011, we owned land at five of our properties that we classify as held for development. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza
Carmel Mountain Plaza
South Bay Marketplace
Rancho Carmel Plaza
Lomas Santa Fe Plaza
Solana Beach Towne Centre
Del Monte Center
The Shops at Kalakaua
Waikele Center
Alamo Quarry Market

Office
Torrey Reserve Campus
Solana Beach Corporate Centre
160 King Street
The Landmark at One Market
First & Main
Lloyd District Portfolio

Multifamily
Loma Palisades
Imperial Beach Gardens
Mariner’s Point
Santa Fe Park RV Resort

Mixed-Use
Waikiki Beach Walk Retail and Hotel

Held for Development
Solana Beach Corporate Centre—Land
Solana Beach—Highway 101—Land
Sorrento Pointe—Land
Torrey Reserve—Land
Lloyd District Portfolio—Land

Basis of Presentation

Our consolidated/combined financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests. The combined financial statements of our Predecessor include the accounts of our Predecessor and all entities in which our Predecessor had a controlling interest. When our Predecessor was the general partner or managing member of a limited partnership or limited liability company, as the case may be, our Predecessor was presumed to control the limited partnership or limited liability company unless the limited partners or non-managing members possessed or possess either (1) the substantive ability to dissolve the

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

partnership or otherwise remove our Predecessor as the general partner or managing member without cause (commonly referred to as “kick-out rights”), or (2) the right to participate in substantive operating and financial decisions of the limited partnership or limited liability company that were expected to be made in the course of their business. The equity interests of other investors were reflected as noncontrolling interests. Our Predecessor accounted for its interests in joint ventures which it did not control using the equity method of accounting.

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

Consolidated Statements of Cash Flows-Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Supplemental cash flow information
Cash paid for interest	$52,713	$45,634	$42,702

Cash paid for income taxes	$55	$—	$—

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for property under development	$2,396	$120	$(105)

Assumption of debt upon acquisition (Note 2)	$268,008	$133,000	$—

Assumption of notes to affiliates upon acquisition (Note 2)	$14,824	$—	$—

Acquisition of working capital deficit, net of cash (Note 2)	$(4,176)	$(1,972)	$—

Distribution of investment in joint venture not acquired	$11,480	$—	$—

Issuance of common shares and units for acquisition of properties	$33,854	$—	$—

Notes receivable from affiliate settled in common units	$21,797	$—	$—

Notes payable to affiliates settled in common units	$828	$—	$—

Reduction to capital for prepaid Offering costs	$1,974	$—	$—

Transfer taxes accrued at time of Offering	$6,556	$—	$—

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

Offering Costs

In connection with the Offering, affiliates incurred legal, accounting and related costs, which were assumed or reimbursed by the Company upon the consummation of the Offering and such costs were deducted from the gross proceeds of the Offering.

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed rent escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risks. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense, and the general excise tax included in other income was $3.0 million, $1.1 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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

We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectibility of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2011 and

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

December 31, 2010, our allowance for doubtful accounts was $1.1 million and $0.3 million, respectively, and our allowance for deferred rent receivables was $1.7 million and $0.8 million, respectively. Total bad debt expense was $2.0 million, $0.6 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We receive various fee income from unconsolidated real estate joint ventures including property management fees, construction management fees, acquisition and disposition fees, leasing fees, asset management fees and financing fees. Fee income is recorded as earned in accordance with the respective fee agreement. Profit from these fees, if any, is eliminated to the extent of our ownership interest in these entities. Subsequent to the Formations Transactions and the acquisition of the outside interests in unconsolidated joint ventures, we no longer earn fee revenue (Note 16).

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2011, 2010, and 2009, real estate depreciation expense was $42.5 million, $31.4 million and $25.3 million, respectively, including amounts from discontinued operations.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenant’s long term business prospects and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of operations. The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective noncancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of operations. The value of the leases

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense. Acquisition-related expenses are expensed in the period incurred.

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

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than three months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). No losses have been experienced related to such accounts. At December 31, 2011 and December 31, 2010, we had $24.3 million and $6.5 million, respectively, in excess of the FDIC insured limit. At December 31, 2011 and December 31, 2010, we had $82.1 million and $29.0 million, respectively, in money market funds that are not FDIC insured.

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

December 31, 2011, 2010, and 2009

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

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” For the year ended December 31, 2011, $0.6 million in debt issuance costs were written off and included in early extinguishment of debt.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

We consolidate those ventures that are considered to be VIEs where we are the primary beneficiary. For non-VIEs, the Predecessor combined those ventures that Ernest Rady or the Rady Trust controlled through majority ownership interests or where the Predecessor was the managing member and the partner did not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those ventures where we do not have control over operating and financial policies. Under the equity method of accounting, the investment in each venture is included on our balance sheet; however, the assets and liabilities of the ventures for which we use the equity method are not included in the balance sheet. The investment is adjusted for contributions, distributions and our proportionate share of the net earnings or losses of each respective venture.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. We do not believe the adoption of ASU 2011-05 will have significant impact on our disclosures of comprehensive income.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification (Topic 360) (“ASU 2011-10”). This ASU modifies ASC Subtopic 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC Subtopic 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not expect ASU 2011-10 to have a material effect on our financial position or results of operations.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2011
Land	$239,152	$120,890	$18,477	$76,635	$455,154
Buildings	480,511	435,524	41,632	122,985	1,080,652
Land improvements	38,887	8,723	2,835	2,363	52,808
Tenant improvements	39,818	33,369	—	1,766	74,953
Furniture, fixtures, and equipment	457	1,054	4,570	9,022	15,103
Construction in progress	2,473	5,889	—	244	8,606	(1)

	801,298	605,449	67,514	213,015	1,687,276
Accumulated depreciation	(145,848)	(53,494)	(30,327)	(4,926)	(234,595)

Net real estate	$655,450	$551,955	$37,187	$208,089	$1,452,681

December 31, 2010
Land	$190,325	$72,637	$18,477	$—	$281,439
Buildings	442,791	235,564	41,315	—	719,670
Land improvements	36,921	6,155	2,829	—	45,905
Tenant improvements	42,064	22,249	—	—	64,313
Furniture, fixtures, and equipment	456	2,008	8,029	—	10,493
Construction in progress	590	4,427	—	—	5,017	(1)

	713,147	343,040	70,650	—	1,126,837
Accumulated depreciation	(130,954)	(46,449)	(32,263)	—	(209,666)

Net real estate	$582,193	$296,591	$38,387	$—	$917,171

(1)	Construction in progress related to land held for development is included in the Held for Development classification on the consolidated balance sheets.

Acquisitions

2011 Acquisitions

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The identified intangible assets and liabilities are being amortized over a weighted average life of 5.4 years and 10.5 years for the Waikiki Beach Walk entities and Solana Beach Centre entities, respectively.

The allocation of the consideration paid for the assets and liabilities acquired in the Formation Transactions was as follows (in thousands):

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

We have included the results of operations for each of these acquired entities in our consolidated statements of operations from January 19, 2011, the date of acquisition. For the period January 19, 2011 through December 31, 2011, the acquired entities contributed $57.7 million to total revenue, $48.0 million to operating expenses, $9.7 million to operating income and $(6.8) million to net income (loss).

On March 11, 2011, we acquired an approximately 361,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon (“First & Main”). The purchase price for First & Main was approximately $128.9 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand and structured to accommodate a reverse tax deferred exchange in conjunction with the sale of Valencia Corporate Center pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

On July 1, 2011, we acquired the Lloyd District Portfolio, consisting of approximately 610,000 rentable square feet on more than 16 acres located in the Lloyd District of Portland, Oregon. The Lloyd District Portfolio is comprised of six office buildings within four contiguous blocks, including (i) a condominium interest in the 20-story Lloyd Tower, (ii) the 16-story Lloyd 700 Building and (iii) four low-rise landmark buildings within Oregon Square. The purchase price was approximately $91.6 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was funded using cash on hand.

On September 20, 2011, we acquired the Solana Beach—Highway 101 property, consisting of approximately 1.7 acres located in Solana Beach, California. The purchase price was approximately $6.8 million, excluding closing costs of approximately $0.2 million, which are included in other income (expense), net on the statement of operations. The purchase was funded through cash on hand. On December 14, 2011, we acquired an additional parcel adjacent to the original property, consisting of approximately 0.2 acres. The purchase price was approximately $1.3 million. The purchase was funded through cash on hand. The property consists primarily of land held for future development.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The identified intangible assets and liabilities are being amortized over a weighted average life of 11.4 years, 3.8 years and 1.5 years for First & Main, Lloyd District Portfolio and Solana Beach—Highway 101, respectively. The allocation of the purchase prices was as follows (in thousands):

	First & Main	Lloyd District Portfolio	Solana Beach— Highway 101	Total
Land	$14,697	$18,660	$7,847	$41,204
Building	102,597	53,325	190	156,112
Land improvements	151	1,444	—	1,595
Tenant improvements	6,991	5,909	12	12,912
Construction in progress	—	723	—	723

Total real estate	124,436	80,061	8,049	212,546
Accounts receivable, net	153	—	—	153
Lease intangibles	9,578	13,164	51	22,793
Prepaid expenses and other assets	296	10	—	306

Total assets	$134,463	$93,235	$8,100	$235,798

Accounts payable and accrued expenses	$387	$188	$12	$587
Security deposits payable	—	426	7	433
Lease intangibles	5,199	502	—	5,701
Other liabilities and deferred credits	—	519	—	519

Total liabilities	$5,586	$1,635	$19	$7,240

We have included the results of operations for First & Main, Lloyd District Portfolio and Solana Beach—Highway 101 in our consolidated statements of operations from the date of acquisition. For the period of acquisition through December 31, 2011, First & Main, Lloyd District Portfolio and Solana Beach—Highway 101, collectively, contributed $16.1 million to total revenue, $12.9 million to operating expenses, $3.2 million to operating income and $1.1 million to net income.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

2010 Acquisitions

On June 30, 2010, our Predecessor acquired the controlling interests in an office building located in San Francisco, California, known as The Landmark at One Market. Prior to the acquisition of the controlling interests in The Landmark at One Market, our Predecessor owned a 35% noncontrolling interest in the entity owning the property, which was accounted for under the equity method of accounting. The aggregate net acquisition cost for this property approximated $23.0 million. Upon acquisition, our Predecessor remeasured the assets and liabilities at fair value and recorded a gain of $4.3 million which is shown as gain on acquisition in the accompanying statement of operations. The gain was calculated based on the difference between the estimated fair value of the ownership interest of $12.1 million compared to the historical cost interest of $7.8 million. The fair value was estimated utilizing the price paid for the outside ownership interest as an indicator of value; and our Predecessor compared this value to market data. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, our Predecessor allocated the purchase price to tangible assets and liabilities and identified intangible assets and liabilities. Subsequently, our Predecessor adjusted the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The identified intangible assets are being amortized over a weighted average life of 6.4 years.

The allocation of the estimated fair value of the acquired The Landmark at One Market assets and liabilities was as follows (in thousands):

Land	$34,575
Building	136,015
Land improvements	41
Tenant improvements	5,140

Total real estate	175,771
Cash and cash equivalents	3,249
Accounts receivable, net	193
Lease intangibles	12,298
Prepaid expenses and other assets	25

Total assets	$191,536

Secured notes payable	$133,000
Accounts payable and accrued expenses	928
Security deposits payable	162
Lease intangibles	21,232
Other liabilities and deferred credits	1,099

Total liabilities	$156,421

We have included The Landmark at One Market’s results of operations in our combined results of operations from the date of acquisition of June 30, 2010. For the year ended December 31, 2011, The Landmark at One Market contributed $20.5 million to total revenue, $12.8 million to operating expenses, $7.7 million to operating income and $(1.3) million to net income (loss). For the year ended December 31, 2010, The Landmark at One Market contributed $10.2 million to total revenue, $8.0 million to operating expenses, $2.2 million to operating income and $(1.6) million to net income (loss).

On November 10, 2010, our Predecessor purchased an 80,000 rentable square foot vacant building on 6.77 acres of land located at the Carmel Mountain Plaza property for $13.2 million. The building was vacated by Mervyn’s in conjunction with its bankruptcy. The purchase price was allocated $4.9 million to buildings and is being depreciated over a useful life of 35 years. The remainder was allocated to the land value.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Waikiki Beach Walk entities, Solana Beach Centre entities, First & Main, Lloyd District Portfolio and Solana Beach—Highway 101 with the historical results of operations of the Company/Predecessor on a pro forma basis, as though the entities had been acquired on January 1, 2010. The pro forma financial information for the year ended December 31, 2010, also includes the pro forma results of operations for The Landmark at One Market, as though the entity had been acquired on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2010. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach Centre entities and Waikiki Beach Walk entities for the year ended December 31, 2011 and The Landmark at One Market for the year ended December 31, 2010.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Year Ended December 31, 2011			Year Ended December 31, 2010
	As Reported	Pro Forma		As Reported	Pro Forma
Total revenue	$209,823	$221,060		$124,527	$210,691
Total operating expenses	151,047	161,535		79,760	149,901
Operating income	58,776	59,525		44,767	60,790
Net income (loss)	$19,324	$(26,587	)(1)	$2,174	$(5,706)

(1)	The net loss for the year ended December 31, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

Dispositions

On August 30, 2011, we sold Valencia Corporate Center for a sales price of $31.0 million. The property is located in Santa Clarita, California and was previously included in our office segment. The decision to sell Valencia Corporate Center was a result of our desire to focus resources on our core, high-barrier-to-entry markets. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of First & Main pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections. As a result of the sale, Valencia Corporate Center no longer serves as a borrowing base property under our revolving credit facility.

We determined that Valencia Corporate Center became a discontinued operation in the third quarter of 2011. We have, therefore, classified Valencia Corporate Center’s net assets, liabilities and operating results as discontinued operations on our balance sheets and our statements of operations for all periods prior to the sale.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

Net revenue and net income from the property’s discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenue from discontinued operations	$3,096	$4,422	$4,457
Results from discontinued operations
Income from discontinued operations	1,099	331	494
Gain on sale of real estate from discontinued operations	3,981	—	—

Total income from discontinued operations	$5,080	$331	$494

NOTE 3. INVESTMENTS IN REAL ESTATE JOINT VENTURES

As of December 31, 2010, our Predecessor had four joint venture arrangements with unrelated third parties. Our Predecessor owned from 25% to 80% of each of these ventures. For two of these ventures, our Predecessor was the general partner or managing member; however, the outside owners were either a co-general partner or had substantive participating rights, and our Predecessor could not make significant decisions without the outside owners’ approval. Accordingly, we accounted for these investments under the equity method. Our Predecessor acted as the manager of the three properties owned by these two ventures and received fees in accordance with service contracts (Note 16).

For the joint venture that owned a mixed-use property in Honolulu, Hawaii, our Predecessor had an effective 80% limited ownership interest in the property; however, the outside owner was the managing member and managed the day-to-day business of the property. In addition, our Predecessor did not have “kick-out” rights relating to the outside owner’s managing membership interest. Accordingly, we accounted for these investments under the equity method of accounting.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

The following tables provide summarized operating results and the financial position of the unconsolidated entities (in thousands):

	Year Ended December 31,
	2010		2009
OPERATING RESULTS
Revenue	$88,762		$101,458
Expenses
Other operating expenses	34,607		41,293
Impairment loss (1)	38,465		—
Depreciation and amortization	29,012		33,066
Interest expense	29,835		33,130

Total expenses	131,919		107,489

Net loss	$(43,157)		$(6,031)

Our share of net loss	$(4,406	)(2)	$(4,865)

(1)	The venture recorded an impairment loss on the real estate property on the venture’s financial statements during the year ended December 31, 2010. During 2008, we recorded an impairment of our equity method investment in the Fireman’s Fund Headquarters real estate venture, as we determined that during 2008 the fair value of our equity method investment in the Fireman’s Fund Headquarters was below our historical cost as a result of a reduction in real estate values due to the credit crisis that occurred during 2008. As a result, for the year ended December 31, 2010, we did not record our share of the impairment losses recorded on the venture’s financial statements, as we believe our investment in the Fireman’s Fund Headquarters joint venture at December 31, 2010 (adjusted for previously recorded impairment losses) was not impaired.
(2)	Excludes the gain recorded on the acquisition of The Landmark at One Market of $4,297.

Year Ended December 31, 2010
(In thousands)
BALANCE SHEET
Real estate, net	$456,714
Cash	14,995
Other assets	49,717

Total assets	$521,426

Mortgages payable	$459,922
Notes payable to affiliate	14,824
Other liabilities	20,982
Partners’ capital	25,698

Total liabilities and partners’ capital	$521,426

Our share of unconsolidated debt	$246,480

Our share of partners’ capital	$(10,457)

Our investment in real estate joint ventures	$39,816
Our distributions in excess of earnings of real estate joint ventures	(14,060)

Our investment in real estate joint ventures, net	$25,756

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

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

NOTE 4. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles, which are included in prepaid expenses and other assets and other liabilities and deferred credits, as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
In-place leases	$59,812	$41,108
Accumulated amortization	(30,924)	(30,901)
Above market leases	42,428	33,557
Accumulated amortization	(25,657)	(21,433)

Acquired lease intangible assets, net	$45,659	$22,331

Below market leases	$70,332	$54,576
Accumulated accretion	(21,715)	(21,546)

Acquired lease intangible liabilities, net	$48,617	$33,030

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of operations. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income (loss) included net amortization from acquired above and below market leases of $(2.5) million, $(2.3) million and $(1.4) million in 2011, 2010 and 2009, respectively. The remaining weighted-average amortization period as of December 31, 2011, is 6.3 years, 4.6 years and 13.3 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $21.3 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 11.2 years.

Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Amortization of in-place leases	$(9,006)	$(3,630)	$(2,173)
Amortization of above market leases	(7,090)	(4,281)	(2,931)
Amortization of below market leases	4,594	1,964	1,524

Net loss	$(11,502)	$(5,947)	$(3,580)

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

As of December 31, 2011, the amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2012	$8,125	$5,767	$4,180
2013	5,683	3,711	3,753
2014	3,735	2,210	3,347
2015	2,915	1,806	3,325
2016	2,125	1,284	3,230
Thereafter	6,305	1,993	30,782

	$28,888	$16,771	$48,617

NOTE 5. MARKETABLE SECURITIES

Our portfolio of marketable securities is comprised of debt securities that are classified as trading securities. At December 31, 2011, our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We report our trading securities at fair value, using prices provided by independent market participants that are based on observable inputs using market-based valuation techniques (Level 2 of the fair value hierarchy-see Note 6). Gains and losses resulting from the mark-to-market of these securities are recognized as unrealized gains or losses in income. For the year ended December 31, 2011, unrealized gains in our statement of operations, which are included in other income (expense), were $0.1 million. Cumulative unrealized gains were $0.1 million as of December 31, 2011.

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of GNMA securities and our deferred compensation liability. We measure the fair values of these assets and liability based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 4.0% to 8.4%.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$28,235	$28,235	$—	$—
Secured notes payable, including discontinued operations	943,479	974,273	851,547	871,016
Unsecured notes payable	—	—	38,013	38,023
Deferred compensation liability	$520	$520	$—	$—

Due to their related party nature, notes with affiliates outstanding at December 31, 2010 cannot be measured at fair value.

NOTE 7. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Leasing commissions, net of accumulated amortization of $14,722 and $13,136, respectively	$18,207	$10,724
Acquired above market leases, net	16,771	12,124
Acquired in-place leases, net	28,888	10,207
Lease incentives, net of accumulated amortization of $1,850 and $1,480, respectively	1,850	2,220
Other intangible assets, net of accumulated amortization of $3,885 and $1,325, respectively	987	364
Debt issuance costs, net of accumulated amortization of $2,509 and $2,683, respectively	3,392	2,209
Purchase deposit	3,000	—
Prepaid expenses, deposits and other	3,190	5,870

Total prepaid expenses and other assets	$76,285	$43,718

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of operations. The purchase deposit at December 31, 2011 relates to the acquisition of One Beach Street, in San Francisco, California. Such acquisition was completed on January 24, 2012 (Note 19). Prepaid expenses and deposits included $5.3 million in costs related to the Offering at December 31, 2010, which were recorded as a reduction of capital at the time of the Offering.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

NOTE 8. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Acquired below market leases, net	$48,617	$33,030
Prepaid rent and deferred revenue	5,008	5,145
Straight-line rent liability	433	622
Deferred rent expense and lease intangible	1,122	—
Deferred compensation	520	—
Other liabilities	108	49

Total other liabilities and deferred credits	$55,808	$38,846

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

NOTE 9. DEBT

The following is a summary of our total debt outstanding as of December 31, 2011 and December 31, 2010 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate as of December 31, 2011	Stated Maturity Date
	December 31, 2011	December 31, 2010
Secured Notes Payable
160 King Street (1)(2)(3)(4)	$—	$8,564	N/A	November 1, 2012
Carmel Country Plaza (1)(5)	—	10,145	N/A	January 2, 2013
Santa Fe Park RV Resort (1)(5)	—	1,856	N/A	January 2, 2013
Lomas Santa Fe Plaza (1)(5)	—	19,599	N/A	May 1, 2013
Torrey Reserve—South Court (1)(5)	—	12,892	N/A	May 1, 2013
Carmel Mountain Plaza (1)(5)	—	62,907	N/A	June 1, 2013
Alamo Quarry Market (5)(6)	96,027	98,011	5.67%	January 8, 2014
160 King Street (7)	31,412	32,931	5.68%	May 1, 2014
Waikele Center (3)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (3)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (3)(6)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (3)	82,300	82,300	4.93%	July 8, 2015
Rancho Carmel Plaza (1)(5)	—	8,049	N/A	January 1, 2016
First & Main (3)	84,500	—	3.97%	July 1, 2016
Imperial Beach Gardens (3)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (3)	7,700	7,700	6.09%	September 1, 2016
Torrey Reserve—ICW Plaza (1)(3)	—	43,000	N/A	February 1, 2017
South Bay Marketplace (3)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (3)	130,310	—	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (8)	37,330	—	6.39%	August 1, 2017
Loma Palisades (3)	73,744	73,744	6.09%	July 1, 2018
Torrey Reserve—North Court (5)	21,921	22,165	7.22%	June 1, 2019
Torrey Reserve—Torrey Daycare (1)(9)	—	1,660	N/A	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (5)	7,380	7,462	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (5)	11,788	—	5.91%	June 1, 2020
Solana Beach Towne Centre (5)	39,293	—	5.91%	June 1, 2020

	959,405	828,685

Unamortized fair value adjustment	(15,926)	—

	943,479	828,685

Unsecured Notes Payable
Waikele Center Notes (1)(2)(3)	—	5,813	N/A	February 15, 2011
Landmark Note (1)(2)(3)	—	19,000	N/A	July 1, 2013
Carmel Mountain Note (1)(2)(3)	—	13,200	N/A	August 1, 2013

	—	38,013

Notes Payable to Affiliates
Del Monte Center Affiliates (1)(10)	—	5,266	N/A	March 1, 2013
Debt of Discontinued Operations
Secured Notes Payable
Valencia Corporate Center (1)(2)(11)	—	7,223	N/A	February 1, 2011
Valencia Corporate Center (1)(5)	—	15,639	N/A	October 1, 2012

	—	22,862

Total Debt Outstanding	$943,479	$894,826

(1)	Note was voluntarily repaid in full as part of the Formation Transactions.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

(2)	Loan was fully or partially guaranteed by owners or affiliates.
(3)	Interest only.
(4)	Secured by the owners’ equity interests in the entity.
(5)	Principal payments based on a 30-year amortization schedule.
(6)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(7)	Principal payments based on a 20-year amortization schedule.
(8)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.
(9)	Principal payments based on a 25-year amortization schedule. The interest rate will be reset to the greater of 6.50% or LIBOR plus 4.00% on June 1, 2014.
(10)	Principal payments based on a 5-year amortization schedule.
(11)	Interest rate has floor of 4.50%

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

On June 1, 2011, we entered into a five-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $84.5 million. The loan is secured by a first-priority deed of trust on First & Main and an assignment of all leases, rents and security deposits relating to First & Main. The loan has a maturity date of July 1, 2016, bears interest at a fixed rate per annum of 3.97% and is interest only.

On November 10, 2010, our Predecessor obtained a $13.2 million unsecured loan related to the acquisition of the vacated Mervyn’s building at Carmel Mountain Plaza. The loan bears interest at LIBOR plus 2.0% through November 1, 2011 with increases of 0.50% on November 2, 2011 and November 2, 2012. The loan would have matured on August 1, 2013 and required interest only payments through maturity, but the loan was repaid in full as part of the Formation Transactions.

On June 30, 2010, our Predecessor obtained a $23.0 million unsecured loan related to the acquisition of the third party’s interests in Landmark. The loan bears interest at LIBOR plus 2.0% through July 1, 2011 with increases of 0.50% on July 2, 2011 and July 2, 2012. The loan would have matured on July 1, 2013, and required interest only payments through maturity, except for a one time repayment of $4.0 million paid on December 31, 2010, but the loan was repaid in full as part of the Formation Transactions.

On June 1, 2010, our Predecessor closed on a $7.5 million ten year loan secured by a deed of trust on the property owned by Torrey Reserve-VC I, Torrey Reserve-VC II, and Torrey Reserve-VC III in San Diego, California. The loan bears interest at 6.36% and matures on June 1, 2020. The proceeds from the loan were used to repay the outstanding loans on Torrey Reserve-VC I, Torrey Reserve-VC II, and Torrey Reserve-VC III, which had outstanding balances of $5.8 million at the time of repayment.

On March 18, 2010, the Waikele Center unsecured loans were modified to extend their maturity to February 15, 2011. The previous maturity date was February 15, 2010, which had been extended during 2009 from the original maturity date of January 1, 2009. These unsecured loans were repaid in full as part of the Formation Transactions.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

On May 31, 2009, our Predecessor refinanced the then-existing loan on the Torrey Reserve-North Court property of $16.2 million with a new $22.5 million loan that bears interest at 7.22% and matures on June 1, 2019.

On May 31, 2009, our Predecessor refinanced the then existing loan on the Torrey Reserve-Daycare property of $0.9 million with a new $1.7 million loan which bore interest at 6.50%. The loan would have matured on June 1, 2019, but it was repaid in full as part of the Formation Transactions.

On January 20, 2009, the Valencia Corporate Center construction loan was modified, and the loan commitment of $11.7 million was reduced to $10.0 million. On November 5, 2009, the loan was further modified to reduce the loan commitment to $9.2 million and extend the maturity through November 1, 2010. At modification, a principal payment of $0.8 million was made to reduce the outstanding principal balance to $7.8 million. On November 8, 2010, the loan was again modified to extend the maturity through February 1, 2011, and a principal payment of $0.6 million was made to reduce the outstanding principal balance to $7.2 million. This loan is included in liabilities of discontinued operations on the balance sheet at December 31, 2010 and was repaid in full as part of the Formation Transactions.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2011, we were in compliance with all loan covenants.

Scheduled principal payments on notes payable as of December 31, 2011 are as follows (in thousands):

2012	$4,822
2013	5,405
2014	262,095
2015	235,980
2016	113,974
Thereafter	337,129

$959,405

Credit Facility

On January 19, 2011, in connection with the Offering, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At December 31, 2011, our maximum allowable borrowing amount was $191.8 million. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. The credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years. On January 10, 2012, the credit facility was amended a second time to (1) extend the maturity date to January 10, 2016 (with a one-year extension option), (2) decrease the applicable interest rates and (3) modify certain financial covenants contained therein (Note 19).

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

The amended credit facility includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 60%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of 50%,

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

NOTE 10. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,396,089 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at December 31, 2011. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

On February 14, 2011, we completed a private placement transaction of 251,050 common units for approximately $5.4 million.

Preferred Stock Authorized Shares

We have authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2011. Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

Dividends

The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units for the year ended December 31, 2011:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2011	$0.17	January 19, 2011 to March 31, 2011	March 31, 2011
Second Quarter 2011	$0.21	April 1, 2011 to June 30, 2011	June 30, 2011
Third Quarter 2011	$0.21	July 1, 2011 to September 30, 2011	September 30, 2011
Fourth Quarter 2011	$0.21	October 1, 2011 to December 31, 2011	December 29, 2011

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders and holders of common units, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation. A summary of the income tax status of dividends per share paid is as follows:

	Per Share	%
Ordinary income	$0.22	27.5%
Capital gain	—	—%
Return of capital	0.58	72.5%

Total	$0.80	100.0%

Stock-Based Compensation

In connection with Offering, we adopted our 2011 Equity Incentive Award Plan (“2011 Plan”). The 2011 Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2011, 3,425,699 shares of common stock remain available for future issuance.

Concurrently with the closing of the Offering, we made grants of restricted shares of our common stock to certain executive officers under the 2011 Plan. At such time, we granted to such executive officers a total of 198,000 shares that are subject to timing-based vesting and 297,000 shares that are subject to performance-based vesting, with fair market values of $4.1 million for the timing-based vesting awards and $3.9 million for the performance-based vesting awards. Those awards subject to time-based vesting will vest, subject to the recipient’s continued employment, in two substantially equal installments on each of the third and fourth anniversaries of the date of grant. The vesting of those restricted stock awards subject to performance-based vesting is based on the achievement of absolute and relative total shareholder return hurdles over a three-year performance period, commencing on January 19, 2011. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the executive officer is entitled based on our performance relative to the performance hurdles set forth in the restricted stock award agreement he entered into in connection with his initial award grant. These shares will then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the executive officer’s continued employment on those dates.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

Concurrently with the closing of the Offering, we also granted each of our non-employee directors 1,951 restricted shares of our common stock pursuant to the 2011 Plan. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors, and had an aggregate fair value of $0.2 million on the date of the grants. On June 29, 2011, one of our directors notified us of his resignation as a director of the Company and, as a result, immediately forfeited the 1,951 restricted shares of our common stock previously granted to him, none of which had vested. On August 5, 2011, we granted 1,957 restricted shares of our common stock to a new non-employee director, with a fair value of $0.04 million on the date of the grant. The restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors.

On March 16, 2011, we granted a total of 123,950 restricted shares of our common stock to certain other employees pursuant to the 2011 Plan with a fair value of $1.6 million. These shares are subject to performance-based vesting, with the terms described above related to performance-based vesting.

For the performance-based stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model. Our stock price, along with the stock prices of the group of peer REITs, is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the stock price of the Company and the group REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date. For the restricted stock grants that are time-vesting, we estimate the stock compensation expense based on the fair value of the stock at the grant date.

The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2011:

	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—
Granted	630,663	15.45
Vested	—	—
Forfeited	(1,951)	20.50

Balance at end of year	628,712	$15.43

None of the restricted shares were vested at December 31, 2011. We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.6 million in noncash compensation expense for the year ended December 31, 2011, which is included in general and administrative expense on the statement of operations. Unrecognized compensation expense was $7.1 million, which will be recognized over a weighted-average period of 2.6 years.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

calculated according to dividends declared and participation rights in undistributed earnings. For the year ended December 31, 2011, we had a weighted average of approximately 578,489 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2011, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

Year Ended December 31, 2011
Numerator
Income from continuing operations	$14,244
Less: Net income attributable to restricted shares	(482)
Plus: Loss from continuing operations attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,454
Less: Income from continuing operations attributable to Predecessor’s controlled owners’ equity	(17,009)
Plus: Loss from continuing operations attributable to unitholders in the Operating Partnership	255

Loss from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	(538)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	3,455

Net income attributable to common stockholders—basic	$2,917

Loss from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$(538)
Less: Loss from continuing operations attributable to unitholders in the Operating Partnership	(255)

Loss from continuing operations attributable to common stockholders—diluted	(793)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	3,455
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	1,643

Net income attributable to common stockholders—diluted	$4,305

Denominator
Weighted average common shares outstanding—basic	36,748,806
Effect of dilutive securities—conversion of Operating Partnership units	17,471,001

Weighted average common shares outstanding—diluted	54,219,807

Earnings (loss) per common share—basic
Continuing operations	$(0.01)
Discontinued operations	0.09

$0.08

Earnings (loss) per common share—diluted
Continuing operations	$(0.01)
Discontinued operations	0.09

$0.08

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

NOTE 11. INCOME TAXES

We will elect to be taxed as a REIT under the Code. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. Taxable income from non-REIT activities managed through our TRS is subject to federal and state income taxes.

We lease our hotel property to a wholly owned TRS that is subject to federal and state income taxes. We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases. There are no temporary differences giving rise to any deferred tax assets (liabilities) as of December 31, 2011.

The income tax provision included in other income (expense) on the consolidated statement of operations is as follows (in thousands):

Year Ended December 31, 2011
Current:
Federal	$483
State	90

Provision for income taxes	$573

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

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

Current minimum annual payments under the leases are as follows, as of December 31, 2011 (in thousands):

2012	$2,436
2013	2,502
2014	2,569
2015	2,636
2016	1,709
Thereafter	3,701	(1)

	$15,553

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

royalty fee equal to 4.0% of the hotel’s gross room revenue through December 2021 and 5.0% of the hotel’s gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel’s gross room revenue.

In connection with our acquisition of Lloyd District Portfolio, we entered into a property management agreement with Ashforth Pacific, Inc., which was subsequently assigned to Langley Investment Properties, Inc. (“Langley”). Pursuant to the property management agreement, Langley manages and operates Lloyd District Portfolio, and we pay Langley a monthly management fee of 3.5% of “gross receipts,” as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement is for an initial term of two years, with three one-year renewal options, exercisable by us in our sole discretion. The property management agreement may not be terminated by us or by Langley without cause during the initial term.

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

In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our Operating Partnership. These agreements provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, in a taxable transaction during the period from the closing of the Offering through January 19, 2018, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of the Offering and tax liabilities incurred as a result of the reimbursement payment. Subject to certain exceptions and limitations, the indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon and Texas. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties, representing 33.5% of our total revenue for the year ended December 31, 2011, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 21.3% of total revenues for the year ended December 31, 2011.

Tenants in the retail industry accounted for 41.2% and 62.8% of total revenues for the years ended December 31, 2011 and 2010, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 18.8% and 31.2% of total revenues for the years ended December 31, 2011 and 2010, respectively.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

For the years ended December 31, 2011 and 2010, no tenant accounted for more than 10% of our total rental revenue. At December 31, 2011, salesforce.com, inc. at The Landmark at One Market accounted for 7.2% of total annualized base rent. Five other tenants (Lowe’s, Kmart, DLA Piper, Veterans Benefits Administration and Microsoft) comprise 12.1% of our total annualized based rent at December 31, 2011, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2011 for our office properties, retail properties and the retail portion of a mixed-use property.

NOTE 13. OPERATING LEASES

At December 31, 2011, our retail, office and mixed-use properties are located in four states: California, Oregon, Hawaii and Texas. At December 31, 2011, we have approximately 769 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we have approximately 753 leases with residential tenants at December 31, 2011, excluding Santa Fe Park RV Resort.

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

As of December 31, 2011, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2012	$134,732
2013	122,102
2014	98,615
2015	84,610
2016	68,920
Thereafter	154,711

Total	$663,690

The above future minimum rentals exclude residential leases and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Minimum rents
Retail	$63,996	$57,509	$57,332
Office	57,979	28,158	18,995
Multifamily	13,246	13,076	13,361
Mixed-Use	8,478	—	—
Cost reimbursement	25,483	19,611	16,845
Percentage rent	1,967	1,217	1,184
Hotel revenue	27,125	—	—
Other	1,467	1,178	931

Total rental income	$199,741	$120,749	$108,648

Minimum rents include $5.1 million, $0.2 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(2.5) million, $(2.3) million and $(1.4) million for the years ended December 31, 2011, 2010 and 2009, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Rental operating	$23,196	$13,523	$11,435
Hotel operating	18,885	—	—
Repairs and maintenance	8,687	5,607	5,950
Marketing	1,401	682	777
Rent	2,767	1,192	—
Hawaii excise tax	3,379	1,057	1,044
Management fees	1,622	89	194

Total rental expenses	$59,937	$22,150	$19,400

NOTE 15. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest and investment income	$1,621	$73	$168
Income tax expense	(573)	—	—
Loss from real estate joint ventures	(188)	(4,406)	(4,865)
Acquisition related expenses	(434)	—	—
Fee income from real estate joint ventures	44	2,487	1,736

Total other income (expense)	$470	$(1,846)	$(2,961)

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

NOTE 16. RELATED PARTY TRANSACTIONS

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

•

Acquisition and Disposition Fees—Acquisition and disposition fees were incurred for services provided in conjunction with acquisition and disposition of the properties owned by the unconsolidated real estate joint ventures. Fees were either 0.5% or 1.0% of the total value of all the acquisitions or dispositions.

•

Leasing Fees—Leasing fees were incurred for services provided to procure tenants for the properties owned by the unconsolidated joint ventures. Fees were 1.0% of the total value of all leases executed for the properties, including new leases, renewals, extensions or other modifications.

•

Asset Management Fees/Financing Fees—Asset management fees were incurred for evaluating property value, performance and/or condition, appealing property assessments or tax valuations, recommending ways to enhance value and procuring financing. The fees were charged at hourly rates ranging from $40 to $125 for asset management services. In addition, financing fees were paid for any permanent financing placed on the properties, with fees of either 25 to 50 basis points of the financed amount or a flat fee of $50,000.

In addition to the fees noted above, certain unconsolidated joint ventures also reimbursed us for monthly maintenance and facilities management services provided to the properties owned by the unconsolidated joint ventures.

Fees earned by us from the unconsolidated joint ventures, which are included in other income (expense), net, are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Property management fees	$38	$1,233	$1,604
Leasing fees	—	957	—
Asset management fees/financing fees	—	130	—
Maintenance reimbursements	6	120	120
Construction management fees	—	47	12

	$44	$2,487	$1,736

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

Subsequent to the Formation Transactions, we no longer earn fees from unconsolidated joint ventures.

At December 31, 2010, accounts payable and accrued expenses included $0.3 million related to amounts paid by AAI on behalf of the properties for loan transfer and consent fee and loan defeasance fee deposits, which was repaid upon completion of the Offering.

Certain affiliated entities made loans to an affiliate in order to attain a higher return on excess cash balances, and these loans were classified as notes receivable from affiliate. The notes bore interest at LIBOR and were to be repaid upon demand. The notes receivable were settled as part of the Formation Transactions. A summary of the outstanding notes receivable from affiliate balances and related interest income are as follows (in thousands):

	As of and for the year ended December 31,
	2011	2010	2009
Notes receivable from affiliate	$—	$21,769	$20,969
Interest income	$3	$59	$76

We received unsecured loans on January 15, 2008, from certain of the entities that own Del Monte Center, for $12.0 million, the proceeds of which were used to fund construction at the property. The notes bore interest at 10.0% and required monthly principal and interest payments until maturity on March 1, 2013. The notes were classified as notes payable to affiliates. The notes were repaid using proceeds from the Offering or were settled as part of the Formation Transactions. Interest expense related to the notes was $0.03 million, $0.6 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $2.3 million, $2.5 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, is included in rental income. In May 2011, the lease agreement at ICW Plaza was amended to terminate the lease of approximately 12,000 square feet and reduce base rent on one suite in line with market rent. Additionally, we leased space to Insurance Company of the West at Valencia Corporate Center until the sale of Valencia Corporate Center on August 30, 2011, and rental revenue recognized on these leases of $1.2 million, $1.7 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, is included in discontinued operations.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.0 million were made for the year ended December 31, 2011 and included in rental expenses on the statement of operations.

NOTE 17. SEGMENT REPORTING

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.

We evaluate the performance of our segments based on segment profit which is defined as property revenue less property expenses. We do not use asset information as a measure to assess performance and make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, interest expense, depreciation and amortization expense and other income and expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Retail
Property revenue	$86,511	$78,234	$75,895
Property expense	(24,512)	(20,185)	(17,191)

Segment profit	61,999	58,049	58,704

Total Office
Property revenue	64,357	32,153	22,178
Property expense	(20,628)	(9,730)	(5,472)

Segment profit	43,729	22,423	16,706

Total Multifamily
Property revenue	14,321	14,140	14,513
Property expense	(5,578)	(4,723)	(4,687)

Segment profit	8,743	9,417	9,826

Total Mixed-Use
Property revenue	44,634	—	—
Property expense	(28,774)	—	—

Segment profit	15,860	—	—

Total segments’ profit	$130,331	$89,889	$85,236

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total segments’ profit	$130,331	$89,889	$85,236
General and administrative	(13,916)	(8,766)	(7,023)
Depreciation and amortization	(57,639)	(36,356)	(28,473)
Interest expense	(56,487)	(45,375)	(42,034)
Early extinguishment of debt	(25,867)	—	—
Loan transfer and consent fees	(9,019)	—	—
Gain on acquisition	46,371	4,297	—
Other income (expense), net	470	(1,846)	(2,961)

Income from continuing operations	14,244	1,843	4,745
Discontinued operations
Income from discontinued operations	1,099	331	494
Gain on sale of real estate property	3,981	—	—

Results from discontinued operations	5,080	331	494

Net income	19,324	2,174	5,239
Net income attributable to restricted shares	(482)	—	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	2,205	1,205
Net income attributable to Predecessor’s controlled owners’ equity	(16,995)	(4,379)	(6,444)
Net income attributable to unitholders in the Operating Partnership	(1,388)	—	—

Net income attributable to American Assets Trust, Inc. stockholders	$2,917	$—	$—

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2011	December 31, 2010
Net real estate
Retail	$655,450	$582,193
Office	551,955	296,591
Multifamily	37,187	38,387
Mixed-Use	208,089	—

	$1,452,681	$917,171

Secured Notes Payable (1)
Retail	$400,320	$463,711
Office	327,331	261,674
Multifamily	101,444	103,300
Mixed-Use	130,310	—

	$959,405	$828,685

Capital Expenditures (2)
Retail	$5,110	$4,055
Office	7,034	1,207
Multifamily	615	495
Mixed-Use	1,492	—

	$14,251	$5,757

(1)	Excludes unamortized fair market value adjustment of $15.9 million.
(2)	Capital expenditures represent cash paid for capital expenditures during the year and include leasing commissions paid.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for 2011 and 2010 (in thousands):

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$55,547	$56,293	$51,100	$46,883
Operating income	14,722	15,156	13,893	15,005
Income (loss) from continuing operations	675	310	(6)	13,265
Results from discontinued operations	(20)	4,308	461	331
Net income	655	4,618	455	13,596
Net income attributable to restricted shares	(132)	(132)	(132)	(86)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	—	—	(16,995)
Net (income) loss attributable to unitholders in the Operating Partnership	(179)	(1,434)	(104)	329
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$344	$3,052	$219	$(698)
Net income from continuing operations attributable to common stockholders—basic and diluted	$0.01	$—	$—	$(0.03)
Net income from discontinued operations attributable to common stockholders—basic and diluted	$—	$0.08	$0.01	$0.01
Net income attributable to common stockholders—basic and diluted	$0.01	$0.08	$0.01	$(0.02)

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$33,552	$34,963	$28,168	$27,844
Operating income	9,980	11,430	11,616	11,741
Income (loss) from continuing operations	(3,095)	(1,237)	5,719	456
Results from discontinued operations	99	44	120	68
Net income (loss)	(2,996)	(1,193)	5,839	524
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	264	1,042	469	430
Net (income) loss attributable to Predecessor’s controlled owners’ equity	$2,732	$151	$(6,308)	$(954)

NOTE 19. SUBSEQUENT EVENTS

On January 10, 2012, the credit facility was amended to, among other things, (1) extend the maturity date to January 10, 2016 (with a one-year extension option subject to payment of a 0.15% fee), (2) decrease the applicable interest rates and (3) modify certain financial covenants. The second amendment provides for an interest rate based

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010, and 2009

on, at our option, either (1) one-, two-, three- or six-month LIBOR, plus, in each case, a spread (ranging from 1.60%-2.20%) based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) federal funds rate plus 0.50% or (c) Eurodollar rate plus 1.00%. Such rates are more favorable than previously contained in the revolving credit facility. In addition, the amendment reduces our secured debt ratio covenant under the credit facility to 50%. At the time of the amendment, our availability on the line of credit increased to approximately $214.2 million.

On January 24, 2012, we completed the acquisition of One Beach Street, consisting of approximately 97,000 rentable square feet in a renovated historic office building located along the Embarcadero in San Francisco’s North Waterfront District. The purchase price was approximately $36 million, excluding closing costs, which was paid with cash on hand. We are in the process of preparing the purchase price allocation for this acquisition.

American Assets Trust, Inc.

SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation

(In Thousands)

		Initial Cost			Gross Carrying Amount at December 31, 2011					Life on which depreciation in latest income statements is computed
Description	Encumbrance as of December 31, 2011	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired
Alamo Quarry Market	$96,027	$26,396	$109,294	$8,101	$26,816	$116,975	$(30,134)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	11,270	4,200	11,270	(6,169)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	16,489	31,035	73,148	(20,598)	1994	3/28/2003	35 years
Del Monte Center	82,300	27,412	87,570	18,978	27,117	106,843	(31,282)	1967/1984/2006	4/8/2004	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	9,329	8,620	20,591	(11,156)	1972/1997	6/12/1995	35 years
Rancho Carmel Plaza	—	3,450	—	3,417	3,487	3,380	(1,993)	1993	4/30/1990	35 years
The Shops at Kalakaua	19,000	13,993	10,919	100	14,006	11,006	(2,361)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	39,293	40,980	38,842	1,089	40,980	39,931	(1,323)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	23,000	4,401	—	10,129	4,401	10,129	(5,485)	1997	9/16/1995	35 years
Waikele Center	140,700	55,593	126,858	56,790	70,643	168,598	(35,326)	1993/2008	9/16/2004	35 years
160 King Street	31,412	15,104	42,578	781	15,104	43,359	(9,728)	2002	5/2/2005	40 years
First & Main	84,500	14,697	109,739	1,154	14,697	110,893	(2,961)	2010	3/11/2011	40 years
The Landmark at One Market	133,000	34,575	141,196	460	34,575	141,656	(6,348)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	1,157	18,660	62,558	(1,753)	1940-2011	7/1/2011	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	11,788	7,111	17,100	364	7,111	17,464	(673)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	37,330	7,298	27,887	336	7,298	28,223	(1,070)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	20	487	20	—	N/A	1/19/2011	N/A
Torrey Reserve:
ICW Plaza	—	4,095	—	23,886	4,377	23,604	(8,729)	1996-1997	6/6/1989	40 years
Pacific North Court	21,921	3,263	—	24,325	6,092	21,496	(8,574)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	22,909	6,275	19,919	(8,536)	1996-1997	6/6/1989	40 years
Pacific VC	7,380	1,413	—	8,502	2,506	7,409	(3,248)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	2,001	1,247	1,469	(649)	1996-1997	6/6/1989	40 years
Torrey Reserve Land	—	229	—	2,886	388	2,727	(358)	N/A	6/6/1989	N/A
Imperial Beach Gardens	20,000	1,281	4,820	3,659	1,281	8,479	(6,528)	1959/2008-present	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	17,176	14,051	33,695	(20,562)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	7,700	2,744	4,540	666	2,744	5,206	(1,948)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	729	401	1,657	(1,289)	1971/2007-2008	6/1/1979	30 years
Waikiki Beach Walk:
Retail	130,310	45,995	74,943	53	45,995	74,996	(2,307)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	1,355	30,640	61,384	(2,619)	2008	1/19/2011	35 years
Solana Beach—Highway 101 Land	—	7,847	202	73	7,847	275	(21)	N/A	9/20/2011	N/A
Sorrento Valley Holdings Land	—	2,073	741	3,021	2,073	3,762	(867)	N/A	5/9/1997	N/A

	$959,405	$423,415	$1,012,656	$251,205	$455,154	$1,232,122	$(234,595)

American Assets Trust, Inc.

SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation—(Continued)

(In Thousands)

	Year ended December 31,
	2011	2010	2009
Real estate assets
Balance, beginning of period	$1,165,097	968,332	962,102
Additions:
Property acquisitions	563,858	188,971	—
Improvements	13,595	8,383	6,503
Deductions:
Cost of Real Estate Sold	(37,599)	—	—
Other (1)	(17,675)	(589)	(273)

Balance, end of period	$1,687,276	$1,165,097	$968,332

Accumulated depreciation
Balance, beginning of period	$221,997	$194,124	$168,865
Additions—depreciation	42,498	28,462	25,259
Deductions:
Cost of Real Estate Sold	(12,225)	—	—
Other (1)	(17,675)	(589)	—

Balance, end of period	$234,595	$221,997	$194,124

(1)	Other deductions for the years ended December 31, 2011 and 2010 represent the write-off of fully depreciated assets. Other deductions for the year ended December 31, 2009 represent the write-off of abandoned project costs.

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

ABW Lewers LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(All Dollars in Thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(4,961)	$(5,254)	$(4,262)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	6,187	6,208	6,153
Amortization of deferred loan and leasing fees	636	661	631
Write-off of deferred leasing fees	48	70	86
Equity in net loss of uncombined affiliate	106	106	110
Straight-line effect on rent expense	37	57	76
Straight-line effect on rental income	(226)	(250)	(531)
Bad debt expense	146	425	673
Changes in
Receivables	(108)	(134)	(693)
Prepaid expenses	(4)	187	6
Accrued leasing fees	(1)	(28)	(115)
Accounts payable and accrued expenses	88	46	(176)
Deferred revenue	149	12	109
Payable to affiliates, net	56	(48)	(196)
Security deposits	(17)	(79)	10

Net cash provided by operating activities	2,136	1,979	1,881

Cash flows from investing activities
Capital expenditures	(107)	(230)	(1,132)
Investment in affiliate	(204)	—	—
Proceeds from sales of investment securities	300	1,000	—
Purchase of investment securities and certificate of deposit	(400)	(500)	(1,400)
Change in restricted cash	(46)	(66)	34

Net cash provided by (used in) investing activities	(457)	204	(2,498)
Cash flows from financing activities
Member distributions	(31)	(398)	(16,622)
Loan costs paid	—	—	(89)
Repayments of note payable	(245)	(232)	(214)
Proceeds from note payable	—	—	16,000

Net cash used in financing activities	(276)	(630)	(925)

Net increase (decrease) in cash	1,403	1,553	(1,542)
Cash
Beginning of year	3,961	2,408	3,950

End of year	$5,364	$3,961	$2,408

Supplemental cash flow information
Interest paid	$7,947	$7,960	$7,909
Noncash investing and financing activities
Capital contributions payable to equity method investee	$—	$110	$—
Accrued member distribution	$—	$31	$423

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

The Company structures its leases in such a manner as to enable the Company to recover a significant portion of the property’s operating, real estate, repairs and maintenance, and advertising and promotion expenses from the tenants. Property operation expenses typically include utilities, insurance, security, janitorial, landscaping, and administrative expenses. Revenues from tenants for recoverable portions of these expenses are recognized in the period the applicable expenditures are incurred.

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

Waikiki Beach Walk—Hotel

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

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.

3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.

4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011

10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011

10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan

10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)

10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)

10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers

10.7(1)	Representation, Warranty and Indemnity Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest Rady Trust U/D/T March 10, 1983 dated as of September 13, 2010

10.8(1)	Indemnity Escrow Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P. and the Ernest Rady Trust U/D/T March 10, 1983, dated as of September 13, 2010

10.9(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011

10.10(1)	Agreement and Plan of Merger by and among American Assets Trust, L.P. and the entities set forth on Schedule I thereto, dated as of September 13, 2010

10.11(1)	Amendment to Agreement and Plan of Merger by and among American Assets Trust, L.P. and the entities set forth on Schedule I thereto, dated as of December 16, 2010

10.12(1)	Agreement and Plan of Merger by and among American Assets Trust, Inc. and the entities set forth on Schedule I thereto, dated as of September 13, 2010

10.13(1)	Amendment to Agreement and Plan of Merger by and among American Assets Trust, Inc. and the entities set forth on Schedule I thereto, dated as of December 16, 2010

10.14(1)	Form of Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub forward merger entities named therein

10.15(1)	Form of Amendment to Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub forward merger entities named therein

10.16(1)	Form of Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub reverse merger entities named therein

10.17(1)	Form of Amendment to Agreement and Plan of Merger by and among American Assets Trust, L.P. and the OP sub reverse merger entities named therein

10.18(1)	Form of Agreement and Plan of Merger by and among American Assets Trust, Inc. and the REIT sub forward merger entities named therein

10.19(1)	Form of Amendment to Agreement and Plan of Merger by and among American Assets Trust, Inc. and the REIT sub forward merger entities named therein

Exhibit No.	Description
10.20(1)	OP Contribution Agreement by and among American Assets Trust, L.P., American Assets Trust, Inc., and the contributors set forth on Schedule I thereto, dated as of September 13, 2010

10.21(1)	Amendment to OP Contribution Agreement by and among American Assets Trust, L.P., American Assets Trust, Inc. and the contributors set forth on Schedule I thereto, dated as of December 16, 2010

10.22(1)	Form of OP Sub Contribution Agreement by and among American Assets Trust, L.P., the subsidiary entity named therein, American Assets Trust, Inc. and the contributors set forth on Schedule I thereto

10.23(1)	Form of Amendment to OP Sub Contribution Agreement by and among American Assets Trust, L.P., the subsidiary named therein, American Assets Trust, Inc. and the contributors set forth on Schedule I thereto

10.24(1)	Management Business Contribution Agreement by and between American Assets, Inc. and American Assets Trust Management, LLC, dated as of September 13, 2010

10.25(1)	Deed of Trust and Security Agreement by Alamo Stonecrest Holdings, LLC and Alamo Vista Holdings, LLC, as trustor, in favor of Heritage Title Company of Austin, Inc., as trustee, for the benefit of Morgan Stanley Mortgage Capital Inc., as beneficiary, dated as of December 31, 2003

10.26(1)	Form of Promissory Note by the borrower named therein to Morgan Stanley Mortgage Capital Inc.

10.27(1)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by Waikele Reserve West Holdings, LLC and Waikele Venture Holdings, LLC, as mortgagor, to Bear Stearns Commercial Mortgage, Inc., as mortgagee, dated as of October 28, 2004

10.28(1)	First Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by and among Waikele Reserve West Holdings, LLC, Waikele Venture Holdings, LLC and Bear Stearns Commercial Mortgage, Inc., dated as of January 5, 2005

10.29(1)	Note Severance and Loan Document Modification Agreement by and between Bear Stearns Commercial Mortgage, Inc., Waikele Reserve West Holdings, LLC and Waikele Venture Holdings, LLC, dated as of November 3, 2004

10.30(1)	Form of Substitute Note by the borrower named therein to Bear Stearns Commercial Mortgage, Inc.

10.31(1)	Deed of Trust and Security Agreement by Landmark Venture Holdings, LLC and Landmark Firehill Holdings, LLC, as trustor, in favor of Chicago Title Company, as trustee, for the benefit of Morgan Stanley Mortgage Capital Inc., as beneficiary, dated as of June 13, 2005

10.32(1)	Form of Promissory Note by the borrower named therein to Morgan Stanley Mortgage Capital Inc.

10.33(1)	Deed of Trust and Security Agreement by Del Monte—POH, LLC, Del Monte—DMSJH, LLC, Del Monte—KMBC, LLC and Del Monte—DMCH, LLC, as trustor, in favor of First American Title Insurance Company, as trustee, for the benefit of Column Financial, Inc., as beneficiary, dated as of June 30, 2005

10.34(1)	Form of Promissory Note by the borrower named therein to Column Financial, Inc.

10.35(1)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by ABW Holdings LLC, as mortgagor, to Column Financial, Inc., as mortgagee, dated as of February 15, 2007

10.36(1)	First Amendment to Mortgage and Other Loan Documents by and among ABW Holdings LLC, American Assets, Inc. Outrigger Enterprises, Inc. and Column Financial, Inc., dated as of October 31, 2007

Exhibit No.	Description
10.37(1)	Promissory Note by ABW Holdings LLC, as maker, to Column Financial, Inc., dated as of February 15, 2007

10.38(1)	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Loma Palisades, a California general partnership, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as beneficiary, dated as of June 30, 2008

10.39(1)	Multifamily Note by Loma Palisades, a California general partnership, to Wells Fargo Bank, National Association, dated as of June 30, 2008

10.40(2)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011

10.41(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007

10.42(1)	Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy Suites™—Waikiki Beach Walk™ Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.43(1)	Form of Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and each of John W. Chamberlain, Robert F. Barton, Adam Wyll and Patrick Kinney

10.44(2)	Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady, dated January 19, 2011

10.45(1)	Independent Director Compensation Policy

10.46(1)	Reimbursement Agreement by and among American Assets, Inc., American Assets Trust, Inc. and American Assets Trust, L.P., dated as of December 16, 2010

10.47(1)	Assignment Agreement, dated as of December 29, 2010, by and among American Assets Trust, L.P., American Assets Trust, Inc. and the Ernest Rady Trust U/D/T March 10, 1983 (regarding assignment of interest in Carmel Mountain Pad, LLC)

10.48(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011

10.49(3)	Credit Agreement among American Assets Trust, L.P., as the Borrower, American Assets Trust, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and Wells Fargo Bank, N.A., as Syndication Agent and KeyBank National Association and Royal Bank of Canada as Co-Documentation Agents, dated January 19, 2011

10.50(4)	Purchase Agreement between Two Main Development LLC, as Seller, and American Assets Trust, L.P., as Buyer, dated March 1, 2011

10.51(5)	Deed of Trust and Security Agreement by and between AAT Oregon Office I, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated June 1, 2011

10.52(5)	Promissory Note by AAT Oregon Office I, LLC, as maker, to PNC Bank, National Association, dated June 1, 2011

10.53(6)	First Amendment to Credit Agreement, dated March 7, 2011, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

Exhibit No.	Description
10.54(6)	Second Amendment to Credit Agreement, dated January 10, 2012, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

21.1*	List of Subsidiaries of American Assets Trust, Inc.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Accuity LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Registration Statement of Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.
(2)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(3)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.
(4)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.
(5)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.
(6)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.