Form 10-Q
period 2012-03-31
American Assets Trust, Inc.
filed 2012-05-04
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of Registrant’s common shares outstanding on May 4, 2012 was 39,286,206.

AMERICAN ASSETS TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Real estate, at cost
Operating real estate	$1,696,044	$1,659,106
Construction in progress	4,786	3,495
Held for development	25,354	24,675

	1,726,184	1,687,276
Accumulated depreciation	(245,717)	(234,595)

Net real estate	1,480,467	1,452,681
Cash and cash equivalents	100,652	112,723
Restricted cash	10,179	9,216
Marketable securities	26,326	28,235
Accounts receivable, net	5,313	6,847
Deferred rent receivables, net	25,073	23,294
Other assets, net	74,461	76,285

Total assets	$1,722,471	$1,709,281

Liabilities and equity
Liabilities:
Secured notes payable	$964,942	$943,479
Accounts payable and accrued expenses	25,922	25,476
Security deposits payable	4,801	4,790
Other liabilities and deferred credits	55,621	55,808

Total liabilities	1,051,286	1,029,553

Commitments and contingencies (Note 10)
Equity:
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 shares authorized, 39,284,593 and 39,283,796 shares outstanding at March 31, 2012 and December 31, 2011, respectively	393	393
Additional paid-in capital	654,344	653,645
Accumulated dividends in excess of net income	(34,269)	(28,007)

Total American Assets Trust, Inc. stockholders’ equity	620,468	626,031
Noncontrolling interests	50,717	53,697

Total equity	671,185	679,728

Total liabilities and equity	$1,722,471	$1,709,281

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Rental income	$54,320	$44,966
Other property income	2,718	1,917

Total revenue	57,038	46,883
Expenses:
Rental expenses	15,243	12,211
Real estate taxes	5,444	3,958
General and administrative	3,765	3,186
Depreciation and amortization	15,253	12,155

Total operating expenses	39,705	31,510
Operating income	17,333	15,373
Interest expense	(14,356)	(12,991)
Early extinguishment of debt	—	(25,867)
Loan transfer and consent fees	—	(9,019)
Gain on acquisition	—	46,371
Other income (expense), net	(106)	(602)

Income from continuing operations	2,871	13,265
Discontinued operations
Results from discontinued operations	—	331

Net income	2,871	13,596
Net income attributable to restricted shares	(132)	(86)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	(16,995)
Net (income) loss attributable to unitholders in the Operating Partnership	(883)	329

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$1,856	$(698)

Basic net income (loss) from continuing operations attributable to common stockholders per share	$0.05	$(0.03)
Basic net income from discontinued operations attributable to common stockholders per share	—	0.01

Basic net income (loss) attributable to common stockholders per share	$0.05	$(0.02)

Weighted average shares of common stock outstanding—basic	38,657,170	30,924,067

Diluted net income (loss) from continuing operations attributable to common stockholders per share	$0.05	$(0.03)
Diluted net income from discontinued operations attributable to common stockholders per share	—	0.01

Diluted net income (loss) attributable to common stockholders per share	$0.05	$(0.02)

Weighted average shares of common stock outstanding—diluted	57,053,259	30,924,067

Dividends declared per common share	$0.21	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statement of Equity

(Unaudited)

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2011	39,283,796	$393	$653,645	$(28,007)	$53,697	$679,728
Net income	—	—	—	1,988	883	2,871
Issuance of restricted stock	2,000	—	—	—	—	—
Forfeiture of restricted stock	(1,203)	—	—	—	—	—
Dividends declared and paid	—	—	—	(8,250)	(3,863)	(12,113)
Stock-based compensation	—	—	699	—	—	699

Balance at March 31, 2012	39,284,593	$393	$654,344	$(34,269)	$50,717	$671,185

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$2,871	$13,596
Results from discontinued operations	—	(331)

Income from continuing operations	2,871	13,265
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,428)	223
Depreciation and amortization	15,253	12,155
Amortization of debt issuance costs and debt fair value adjustments	974	865
Early extinguishment of debt	—	25,867
Loan transfer and consent fees	—	9,019
Gain on acquisition of controlling interests	—	(46,371)
Stock-based compensation expense	699	491
Other, net	416	935
Changes in operating assets and liabilities
Change in restricted cash	(824)	1,391
Change in accounts receivable	1,493	(1,409)
Change in other assets	(1,309)	(1,456)
Change in accounts payable and accrued expenses	584	(524)
Change in security deposits and other liabilities	(229)	131

Net cash provided by operating activities of continuing operations	18,500	14,582
Net cash provided by operating activities of discontinued operations	—	688

Net cash provided by operating activities	18,500	15,270

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(32,918)	(128,877)
Capital expenditures	(6,001)	(962)
Change in restricted cash	(139)	(1,403)
Cash acquired from acquisition of controlling interests in real estate joint ventures	—	15,222
Leasing commissions	(467)	(206)
Purchase of marketable securities	—	(33,103)
Maturity of marketable securities	1,613	—

Net cash used in investing activities of continuing operations	(37,912)	(149,329)
Net cash used in investing activities of discontinued operations	—	(220)

Net cash used in investing activities	(37,912)	(149,549)

FINANCING ACTIVITIES
Issuance of secured notes payable	21,900	—
Repayment of secured notes payable	(1,161)	(260,916)
Defeasance costs on repayment of secured notes payable	—	(24,345)
Loan transfer and consent fees paid	—	(8,350)
Repayment of unsecured notes payable	—	(38,013)
Repayment of notes payable to affiliates	—	(19,279)
Debt issuance costs	(924)	(2,507)
Proceeds from issuance of common stock, net	—	596,541
Proceeds from private placement of common units	—	5,410
Dividends paid to common stock and unitholders	(12,113)	(9,784)
Deferred offering costs	(361)	—
Payments to nonaccredited investors	—	(6,075)
Distributions to Predecessor’s controlling and noncontrolling interests	—	(39,960)

Net cash provided by financing activities	7,341	192,722

Net (decrease) increase in cash and cash equivalents	(12,071)	58,443
Cash and cash equivalents, beginning of period	112,723	41,953

Cash and cash equivalents, end of period	$100,652	$100,396

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

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

Since these transactions occurred on January 19, 2011, the financial condition and results of operations for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. Our results of operations for the three months ended March 31, 2011 reflect the financial condition and results of operation for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as entities acquired subsequent to the Offering. We have included the results of operations for the acquired entities in our consolidated statements of operations from the date of acquisition.

As of March 31, 2012, we owned or had a controlling interest in 22 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2012, we owned land at five of our properties that we classify as held for development. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

160 King Street

The Landmark at One Market

One Beach Street

First & Main

Lloyd District Portfolio

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

Mixed-Use

Waikiki Beach Walk Retail and Hotel

Held for Development

Solana Beach Corporate Centre – Land

Solana Beach – Highway 101 – Land

Sorrento Pointe – Land

Torrey Reserve – Land

Lloyd District Portfolio – Land

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Supplemental cash flow information
Cash paid for interest	$13,379	$13,263

Cash paid for income taxes	$720	$—

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(232)	$518

Assumption of debt upon acquisition	$—	$268,008

Assumption of notes to affiliates upon acquisition	$—	$14,824

Acquisition of working capital deficit, net of cash	$(190)	$(3,036)

Distribution of investment in joint venture not acquired	$—	$11,480

Issuance of common shares and units for acquisition of properties	$—	$33,854

Notes receivable from affiliate settled in common units	$—	$21,797

Notes payable to affiliates settled in common units	$—	$828

Reduction to capital for prepaid Offering costs	$—	$1,974

Transfer taxes accrued at time of Offering	$—	$6,556

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our significant accounting policies during the three months ended March 31, 2012.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended ASC Topic 820, Fair Value Measurement. ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. The adoption of ASU 2011-04 did not have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have significant impact on our disclosures of comprehensive income, since we do not have other comprehensive income.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 2. REAL ESTATE

Acquisitions

On January 24, 2012, we completed the acquisition of One Beach Street, consisting of approximately 97,000 rentable square feet in a 3-story fully renovated historic office building located along the Embarcadero in San Francisco’s North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million, which was paid with cash on hand.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The identified intangible assets and liabilities are being amortized over a weighted average life of 7.0 years. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The allocation of the purchase price for One Beach Street is as follows (in thousands):

Land	$15,332
Building	16,764
Land improvements	30
Tenant improvements	1,223

Total real estate	33,349
Lease intangibles	4,141
Prepaid expenses and other assets	1

Total assets	$37,491

Accounts payable and accrued expenses	$94
Security deposits payable	75
Lease intangibles	1,382
Other liabilities and deferred credits	22

Total liabilities	$1,573

We have included the results of operations for One Beach Street in our consolidated statements of operations from the date of acquisition. For the period of acquisition through March 31, 2012, One Beach Street contributed $0.8 million to total revenue, $0.5 million to operating expenses, $0.3 million to operating income and $0.3 million to net income.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of One Beach Street with the historical results of operations of the Company, as though the entity had been acquired on January 1, 2011. The pro forma financial information for the three months ended March 31, 2011 also includes the pro forma results of operations of the Waikiki Beach Walk entities, Solana Beach Centre entities, First & Main, Lloyd District Portfolio and Solana Beach-Highway 101 which were acquired at various times during 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2011. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach Centre entities and Waikiki Beach Walk entities for the three months ended March 31, 2011.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

The following table summarizes the unaudited pro forma financial information (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$57,038	$57,302	$46,883	$56,054
Total operating expenses	39,705	39,879	31,510	39,231
Operating income	17,333	17,423	15,373	16,823
Net income (loss)	$2,871	$2,976	$13,596	$(31,928	) (1)

(1)	The net loss for the three months ended March 31, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
In-place leases	$62,456	$59,812
Accumulated amortization	(33,228)	(30,924)
Above market leases	42,660	42,428
Accumulated amortization	(27,108)	(25,657)

Acquired lease intangible assets, net	$44,780	$45,659

Below market leases	$71,714	$70,332
Accumulated accretion	(22,957)	(21,715)

Acquired lease intangible liabilities, net	$48,757	$48,617

NOTE 4. MARKETABLE SECURITIES

Our portfolio of marketable securities is comprised of debt securities that are classified as trading securities. At March 31, 2012, our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We report our trading securities at fair value, using prices provided by independent market participants that are based on observable inputs using market-based valuation techniques (Level 2 of the fair value hierarchy-see Note 5). Gains and losses resulting from the mark-to-market of these securities are recognized as unrealized gains or losses in income. For the three months ended March 31, 2012 and 2011, unrealized losses in our statement of operations, which are included in other income (expense), were $0.3 million for each period. Cumulative unrealized losses were $0.2 million as of March 31, 2012.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Except as disclosed below, the carrying amounts of our financial instruments approximate their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of GNMA securities and our deferred compensation liability. We measure the fair values of these assets and liability based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.9% to 8.3%.

Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$26,326	$26,326	$28,235	$28,235
Secured notes payable	964,942	992,686	943,479	974,273
Deferred compensation liability	$556	$556	$520	$520

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Leasing commissions, net of accumulated amortization of $15,686 and $14,722, respectively	$18,186	$18,207
Acquired above market leases, net	15,552	16,771
Acquired in-place leases, net	29,228	28,888
Lease incentives, net of accumulated amortization of $1,942 and $1,850, respectively	1,758	1,850
Other intangible assets, net of accumulated amortization of $4,075 and $3,885, respectively	812	987
Debt issuance costs, net of accumulated amortization of $1,964 and $2,509, respectively	4,065	3,392
Purchase deposit	—	3,000
Prepaid expenses, deposits, and other	4,860	3,190

Total other assets	$74,461	$76,285

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of operations. The purchase deposit at December 31, 2011 relates to the acquisition of One Beach Street, in San Francisco, California. Such acquisition was completed on January 24, 2012 (Note 2).

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Acquired below market leases, net	$48,757	$48,617
Prepaid rent and deferred revenue	4,859	5,008
Deferred rent expense and lease intangible	1,100	1,122
Deferred compensation	556	520
Straight-line rent liability	273	433
Other liabilities	76	108

Total other liabilities and deferred credits	$55,621	$55,808

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 8. DEBT

The following is a summary of our total debt outstanding as of March 31, 2012 and December 31, 2011 (in thousands):

	Principal Balance as of		Stated Interest Rate as of March 31,2012	Stated Maturity Date
Description of Debt	March 31, 2012	December 31, 2011
Alamo Quarry Market (1)(2)	$95,510	$96,027	5.67%	January 8, 2014
160 King Street (3)	31,018	31,412	5.68%	May 1, 2014
Waikele Center (4)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (4)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (2)(4)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (4)	82,300	82,300	4.93%	July 8, 2015
First & Main (4)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (4)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (4)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (4)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (4)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	37,330	37,330	6.39%	August 1, 2017
Loma Palisades (4)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (4)	21,900	—	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,858	21,921	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,358	7,380	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,750	11,788	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	39,167	39,293	5.91%	June 1, 2020

	980,145	959,405

Unamortized fair value adjustment	(15,203)	(15,926)

Total Debt Outstanding	$964,942	$943,479

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

On March 29, 2012, we entered into a seven-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $21.9 million. The loan is secured by a first-priority deed of trust on One Beach Street and an assignment of all leases, rents and security deposits relating to One Beach Street. The loan has a maturity date of April 1, 2019, bears interest at a fixed rate per annum of 3.94% and is interest only.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of March 31, 2012, we were in compliance with all loan covenants.

Credit Facility

On January 19, 2011, in connection with the Offering, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At March 31, 2012, our maximum allowable borrowing amount was $212.9 million. The credit facility has an accordion feature that may allow us

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. The credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years. On January 10, 2012, the credit facility was amended a second time to (1) extend the maturity date to January 10, 2016 (with a one-year extension option), (2) decrease the applicable interest rates and (3) modify certain financial covenants contained therein.

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

The credit facility provides that our annual distributions may not exceed the greater of (1) 95.0% of our funds from operations or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.

We and certain of our subsidiaries guarantee the obligations under the credit facility, and certain of our subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the credit facility.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 9. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,396,089 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at March 31, 2012. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

Dividends

The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units for the three months ended March 31, 2012:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2012	$0.21	January 1, 2012 to March 31, 2012	March 30, 2012

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

Stock-Based Compensation

Concurrently with the closing of the Offering, we made grants of restricted shares of our common stock to certain executive officers pursuant to the terms of their employment agreements. These awards were made pursuant to our 2011 Equity Incentive Award Plan (the “2011 Plan”) and are subject to either timing-based vesting or performance-based vesting. Those awards subject to time-based vesting will vest, subject to the recipient’s continued employment, in two substantially equal installments on each of the third and fourth anniversaries of the date of grant. The vesting of those restricted stock awards subject to performance-based vesting is based on the achievement of absolute and relative total shareholder return hurdles over a three-year performance period, commencing on January 19, 2011. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the executive officer is entitled based on our performance relative to the performance hurdles set forth in the restricted stock award agreement he entered into in connection with his initial award grant. These shares will then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the executive officer’s continued employment on those dates.

We granted each of our non-employee directors restricted shares of our common stock pursuant to the 2011 Plan, either concurrently with the closing of the Offering or at the time the director was formally appointed to our board of directors. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors.

On March 16, 2011, we granted a total of 123,950 restricted shares of our common stock to certain other employees, and on January 19, 2012, we granted an additional 2,000 restricted shares of our common stock to employees, all pursuant to the 2011 Plan. These shares are subject to performance-based vesting, with substantially the same terms described above.

For the performance-based stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model. Our stock price, along with the stock prices of a group of peer REITs, is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the stock price of the Company and the group of REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date. For the restricted stock grants that are time-vesting, we estimate the stock compensation expense based on the fair value of the stock at the grant date.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2012:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	628,712	$15.43
Granted	2,000	12.26
Vested	(2,600)	20.50
Forfeited	(1,203)	12.52

Nonvested at March 31, 2012	626,909	$15.43

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.7 million and $0.5 million in noncash compensation expense for the three months ended March 31, 2012 and 2011, respectively, which is included in general and administrative expense on the statement of operations. Unrecognized compensation expense was $6.4 million at March 31, 2012.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2012 and 2011, we had a weighted average of approximately 627,267 and 425,840 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2012, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS. Since we were in a net loss position for the three months ended March 31, 2011, all potentially dilutive instruments were anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Income from continuing operations	$2,871	$13,265
Less: Net income attributable to restricted shares	(132)	(86)
Plus: Loss from continuing operations attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,454
Less: Income from continuing operations attributable to Predecessor’s controlled owners’ equity	—	(17,009)
Less: (Income) loss from continuing operations attributable to unitholders in the Operating Partnership	(883)	440

Income (loss) from continuing operations attributable to American Assets Trust Inc. common stockholders—basic	1,856	(936)

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Plus: Results from discontinued operations attributable to American Assets Trust Inc. common stockholders	—	238

Net income (loss) attributable to common stockholders—basic	$1,856	$(698)

Income (loss) from continuing operations attributable to American Assets Trust Inc. common stockholders—basic	$1,856	$(936)
Plus: Income from continuing operations attributable to unitholders in the Operating Partnership	883	—

Income (loss) from continuing operations attributable to common stockholders—diluted	2,739	(936)
Plus: Results from discontinued operations attributable to American Assets Trust Inc. common stockholders	—	238

Net income (loss) attributable to common stockholders—diluted	$2,739	$(698)

Denominator
Weighted average common shares outstanding—basic	38,657,170	30,924,067
Effect of dilutive securities—conversion of Operating Partnership units	18,396,089	—

Weighted average common shares outstanding—diluted	57,053,259	30,924,067

Earnings (loss) per common share—basic
Continuing operations	$0.05	$(0.03)
Discontinued operations	—	0.01

	$0.05	$(0.02)

Earnings (loss) per common share—diluted
Continuing operations	$0.05	$(0.03)
Discontinued operations	—	0.01

	$0.05	$(0.02)

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Current minimum annual payments under the leases are as follows, as of March 31, 2012 (in thousands):

Year Ending December 31,
2012 (nine months ending December 31, 2012)	$1,835
2013	2,502
2014	2,569
2015	2,636
2016	1,709
Thereafter	3,701	(1)

Total	$14,952

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

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

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel’s infrastructure is maintained in compliance with the franchisor’s brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel’s gross room revenue through December 2021 and 5.0% of the hotel’s gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel’s gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $5.4 million based on operating performance through March 31, 2012.

We have a property management agreement with Langley Investment Properties, Inc. (“Langley”) pursuant to which Langley manages and operates Lloyd District Portfolio, and we pay Langley a monthly management fee of 3.5% of “gross receipts,” as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement has an initial term that expires on June 30, 2013, with three one-year renewal options, exercisable by us in our sole discretion. The property management agreement may not be terminated by us or by Langley without cause during the initial term.

Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remediation is expected to conclude within the next two years. The work performed is financed through an escrow account funded by the seller upon purchase of the property. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.

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

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon and Texas. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 38.0% of total revenues for the three months ended March 31, 2012. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the three months ended March 31, 2012 and 2011, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 11. OPERATING LEASES

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

As of March 31, 2012, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years/period ending December 31 (in thousands):

Year Ending December 31,
2012 (nine months ending December 31, 2012)	$103,256
2013	127,521
2014	104,263
2015	90,461
2016	74,306
Thereafter	173,887

Total	$673,694

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 12. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Minimum rents
Retail	$16,075	$15,971
Office	17,370	12,052
Multifamily	3,275	3,037
Mixed-use	2,283	1,799
Cost reimbursement	6,919	6,069
Percentage rent	292	271
Hotel revenue	7,664	5,445
Other	442	322

Total rental income	$54,320	$44,966

Minimum rents include $1.9 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(0.5) million and $(0.4) million for the three months ended March 31, 2012 and 2011, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental operating	$5,861	$4,583
Hotel operating	4,956	3,883
Repairs and maintenance	2,148	1,617
Marketing	306	339
Rent	614	783
Hawaii excise tax	862	714
Management fees	496	292

Total rental expenses	$15,243	$12,211

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 13. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Income tax expense	$(178)	$(251)
Loss from real estate joint ventures	—	(188)
Acquisition related expenses	(15)	(117)
Fee income from real estate joint ventures	—	44
Interest and investment income (loss)	87	(90)

Total other income (expense)	$(106)	$(602)

NOTE 14. RELATED PARTY TRANSACTIONS

Prior to the Offering and Formation Transactions, we acted as the manager for certain unconsolidated real estate joint ventures and earned fees for these services (excluding Waikiki Beach Walk). Each unconsolidated joint venture (excluding Waikiki Beach Walk) had a master management agreement with additional agreements covering property management, construction management, acquisition, disposition and leasing and asset management. Certain unconsolidated joint ventures also reimbursed us for monthly maintenance and facilities management services provided to the properties owned by the unconsolidated joint ventures. Subsequent to the Formation Transactions, we no longer earn fees from unconsolidated joint ventures. Fees earned by us from the unconsolidated joint ventures prior to the Formation Transactions are as follows (in thousands):

Three Months Ended March 31, 2011
Property management fees	$38
Maintenance reimbursements	6

Total fee income from real estate joint ventures	$44

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

At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $0.5 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively, is included in rental income. Additionally, we leased space to Insurance Company of the West at Valencia Corporate Center until the sale of Valencia Corporate Center on August 30, 2011, and rental revenue recognized on these leases of $0.5 million for the three months ended March 31, 2011, is included in discontinued operations.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.2 million and $0.2 million were made for the three months ended March 31, 2012 and 2011, respectively, and included in rental expenses on the statement of operations.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

NOTE 15. SEGMENT REPORTING

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

We evaluate the performance of our segments based on segment profit, which is defined as property revenue less property expenses. We do not use asset information as a measure to assess performance and make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, interest expense, depreciation and amortization expense and other income and expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Total Retail
Property revenue	$21,691	$21,352
Property expense	(5,726)	(5,446)

Segment profit	15,965	15,906

Total Office
Property revenue	19,476	13,263
Property expense	(6,146)	(3,709)

Segment profit	13,330	9,554

Total Multifamily
Property revenue	3,542	3,293
Property expense	(1,314)	(1,161)

Segment profit	2,228	2,132

Total Mixed-Use
Property revenue	12,329	8,975
Property expense	(7,501)	(5,853)

Segment profit	4,828	3,122

Total segments’ profit	$36,351	$30,714

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2012	2011
Total segments’ profit	$36,351	$30,714
General and administrative	(3,765)	(3,186)
Depreciation and amortization	(15,253)	(12,155)
Interest expense	(14,356)	(12,991)
Early extinguishment of debt	—	(25,867)
Loan transfer and consent fees	—	(9,019)
Gain on acquisition	—	46,371
Other income (expense), net	(106)	(602)

Income from continuing operations	2,871	13,265
Discontinued operations
Results from discontinued operations	—	331

Net income	2,871	13,596
Net income attributable to restricted shares	(132)	(86)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	(16,995)
Net (income) loss attributable to unitholders in the Operating Partnership	(883)	329

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$1,856	$(698)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2012	December 31, 2011
Net Real Estate
Retail	$654,092	$655,450
Office	582,575	551,955
Multifamily	36,979	37,187
Mixed-Use	206,821	208,089

	$1,480,467	$1,452,681

Secured Notes Payable (1)
Retail	$399,677	$400,320
Office	348,714	327,331
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310

	$980,145	$959,405

(1)	Excludes unamortized fair market value adjustments of $(15.2) million and $(15.9) million as of March 31, 2012 and December 31, 2011, respectively.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2012

(Unaudited)

Capital expenditures for each segment for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Capital Expenditures (1)
Retail	$3,430	$452
Office	2,723	567
Multifamily	238	54
Mixed-Use	77	95

	$6,468	$1,168

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein, in our annual report on Form 10-K for the year ended December 31, 2011.

Overview

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon and Hawaii. As of March 31, 2012, our portfolio is comprised of ten retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of March 31, 2012, we owned land at five of our properties that we classified as held for development. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 67.8% of our Operating Partnership as of March 31, 2012. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

As noted above, since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. Our results of operations for the three months ended March 31, 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as entities acquired subsequent to our initial public offering. The results of operations for each of the acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Acquisitions

On January 24, 2012, we completed the acquisition of One Beach Street, consisting of approximately 97,000 rentable square feet in a 3-story fully renovated historic office building located along the Embarcadero in San Francisco’s North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million, which was paid with cash on hand.

Critical Accounting Policies

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2011. We have not made any material changes to these policies during the periods covered by this report.

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

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

The following summarizes our consolidated results of operations for the three months ended March 31, 2012 compared to our consolidated results of operations for the three months ended March 31, 2011. As of March 31, 2012, our operating portfolio was comprised of 22 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.4 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2012, we owned land at five of our properties that we classified as held for development. As of March 31, 2011, our operating portfolio was comprised of 20 properties with an aggregate of approximately 4.7 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, and 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at three of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated statements of operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2012	2011
Revenues
Rental income	$54,320	$44,966	$9,354	21%
Other property income	2,718	1,917	801	42

Total property revenues	57,038	46,883	10,155	22
Expenses
Rental expenses	15,243	12,211	3,032	25
Real estate taxes	5,444	3,958	1,486	38

Total property expenses	20,687	16,169	4,518	28

Total property income	36,351	30,714	5,637	18

General and administrative	(3,765)	(3,186)	(579)	18
Depreciation and amortization	(15,253)	(12,155)	(3,098)	25
Interest expense	(14,356)	(12,991)	(1,365)	11
Early extinguishment of debt	—	(25,867)	25,867	(100)
Loan transfer and consent fees	—	(9,019)	9,019	(100)
Gain on acquisition	—	46,371	(46,371)	(100)
Other income (expense), net	(106)	(602)	496	(82)

Total other, net	(33,480)	(17,449)	(16,031)	92

Income from continuing operations	2,871	13,265	(10,394)	(78)
Discontinued operations
Results from discontinued operations	—	331	(331)	(100)

Net income	2,871	13,596	(10,725)	(79)
Net income attributable to restricted shares	(132)	(86)	(46)	53
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458	(2,458)	(100)
Net loss attributable to Predecessor’s controlled owners’ equity	—	(16,995)	16,995	(100)
Net (income) loss attributable to unitholders in the Operating Partnership	(883)	329	(1,212)	(368)

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$1,856	$(698)	$2,554	(366)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $10.1 million, or 22%, to $57.0 million for the three months ended March 31, 2012 compared to $46.9 million for the three months ended March 31, 2011. The percentage leased was as follows for each segment as of March 31, 2012 and 2011:

	Percentage Leased (1) March 31,
	2012	2011
Retail	94.8%	94.3%
Office	94.7	94.9
Multifamily	88.4	92.1
Mixed-Use (2)	98.8%	97.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2012 or March 31, 2011, as applicable.
(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $9.3 million, or 21%, to $54.3 million for the three months ended March 31, 2012 compared to $45.0 million for the three months ended March 31, 2011. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2012	2011			2012	2011
Retail	$21,384	$21,009	$375	2%	$19,296	$19,436	$(140)	(1)%
Office	18,582	12,897	5,685	44	10,187	10,986	(799)	(7)
Multifamily	3,278	3,039	239	8	3,278	3,039	239	8
Mixed-Use	11,076	8,021	3,055	38	—	—	—	—

	$54,320	$44,966	$9,354	21%	$32,761	$33,461	$(700)	(2)%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; One Beach Street acquired on January 24, 2012; and land held for development.

On a same-store basis, retail rental revenue decreased $0.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to Borders closing (and the rejection of the leases in bankruptcy) at three of our properties, which resulted in a decrease in rental revenue of $0.6 million for the three months ended March 31, 2012 compared to 2011. This decrease was offset by increased rental revenue related to the increase in the average percentage leased and additional cost reimbursements. We anticipate that the three former Borders spaces will be re-leased at increased rent in the aggregate, and as of April 16, 2012, we have already re-leased two full spaces consistent with that expectation.

The increase in office rental revenue was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had rental revenue of $3.0 million and $0.8 million, respectively, for the three months ended March 31, 2012. Additionally, Solana Beach Corporate Centre and First & Main contributed an additional $2.7 million in rental revenue during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the acquisition of these properties during the first quarter of 2011. Same-store office rental revenue decreased $0.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was largely due to two leases. At The Landmark at One Market, salesforce.com has twelve months of free rent on certain suites, and the rental revenue recognized on a straight-line basis for this space was $0.7 million less than the rental revenue recognized during the three months ended March 31, 2011 for the prior tenant. Additionally, the DLA Piper lease at 160 King Street expired on February 28, 2012 resulting in a reduction of revenue of $0.1 million for the portion of the space not yet occupied by new tenants.

The increase in multifamily rental revenue was primarily due to higher rents per unit and a slight increase in the average percentage leased during the period compared to the three months ended March 31, 2011.

The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011, resulting in 18 days of additional revenue for the three months ended March 31, 2012. Additionally, tourist travel to Hawaii has increased leading to higher hotel revenue, with average occupancy for the three months ended March 31, 2012 of 92.2% compared to 87.6% for the three months ended March 31, 2011.

Other property income. Other property income increased $0.8 million, or 42%, to $2.7 million for the three months ended March 31, 2012, compared to $1.9 million for the three months ended March 31, 2011. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2012	2011			2012	2011
Retail	$307	$343	$(36)	(10)%	$306	$343	$(37)	(11)%
Office	894	366	528	144	307	366	(59)	(16)
Multifamily	264	254	10	4	264	254	10	4
Mixed-Use	1,253	954	299	31	—	—	—	—

	$2,718	$1,917	$801	42%	$877	$963	$(86)	(9)%

The increase in office other property income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011, which had parking income of $0.5 million for the three months ended March 31, 2012.

The increase in mixed-use other property income was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011, resulting in 18 days of additional income for the three months ended March 31, 2012.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $4.5 million, or 28%, to $20.7 million for the three months ended March 31, 2012, compared to $16.2 million for the three months ended March 31, 2011. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $3.0 million, or 25%, to $15.2 million for the three months ended March 31, 2012, compared to $12.2 million for the three months ended March 31, 2011. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2012	2011			2012	2011
Retail	$3,149	$3,256	$(107)	(3)%	$2,999	$3,093	$(94)	(3)%
Office	4,083	2,480	1,603	65	2,075	2,199	(124)	(6)
Multifamily	960	985	(25)	(3)	960	985	(25)	(3)
Mixed-Use	7,051	5,490	1,561	28	—	—	—	—

	$15,243	$12,211	$3,032	25%	$6,034	$6,277	$(243)	(4)%

The increase in office rental expenses was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had rental expenses of $1.2 million and $0.1 million, respectively, for the three months ended March 31, 2012. Additionally, Solana Beach Corporate Centre and First & Main contributed an additional $0.4 million in rental expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the acquisition of these properties during the first quarter of 2011. On a same-store basis, office rental expenses decreased primarily due to lower rent expense for rental of the Annex at The Landmark at One Market.

The mixed-use rental expenses increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011, resulting in 18 days of additional expense for the three months ended March 31, 2012, plus additional expenses related to increased occupancy at the hotel.

Real Estate Taxes. Real estate tax expense increased $1.4 million, or 38%, to $5.4 million for the three months ended March 31, 2012 compared to $4.0 million for the three months ended March 31, 2011. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2012	2011			2012	2011
Retail	$2,577	$2,190	$387	18%	$2,374	$2,111	$263	12%
Office	2,063	1,229	834	68	1,219	1,117	102	9
Multifamily	354	176	178	101	354	176	178	101
Mixed-Use	450	363	87	24	—	—	—	—

	$5,444	$3,958	$1,486	38%	$3,947	$3,404	$543	16%

The increase in retail real estate taxes was primarily caused by additional real estate tax accruals of $0.3 million for expected supplemental billings once the retail properties in California are re-assessed by the taxing authority.

The increase in office real estate taxes was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had real estate taxes of $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2012. Additionally, Solana Beach Corporate Centre and First & Main contributed an additional $0.3 million in real estate taxes during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the acquisition of these properties during the first quarter of 2011. We also recorded additional real estate tax accruals related to the same-store portfolio of $0.1 million for expected supplemental billings once the office properties in California are re-assessed by the taxing authorities.

The increase in multifamily real estate taxes was primarily caused by additional real estate tax accruals of $0.2 million for expected supplemental billings once the multifamily properties in California are re-assessed by the taxing authority.

The mixed-use real estate taxes increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011, resulting in 18 days of additional expense for the three months ended March 31, 2012.

Property Operating Income

Property operating income increased $5.7 million, or 18%, to $36.4 million for the three months ended March 31, 2012, compared to $30.7 million for the three months ended March 31, 2011. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2012	2011			2012	2011
Retail	$15,965	$15,906	$59	—%	$14,229	$14,575	$(346)	(2)%
Office	13,330	9,554	3,776	40	7,200	8,036	(836)	(10)
Multifamily	2,228	2,132	96	5	2,228	2,132	96	5
Mixed-Use	4,828	3,122	1,706	55	—	—	—	—

	$36,351	$30,714	$5,637	18%	$23,657	$24,743	$(1,086)	(4)%

On a same-store basis, the retail property operating income decreased $0.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The same-store decrease was primarily due to decreased rental revenue as a result of the Borders closures and an increase in real estate taxes. This decrease was offset by increased rental revenue related to the increase in the average percentage leased and additional cost reimbursements. We anticipate that the three former Borders spaces will be re-leased at increased rent in the aggregate, and we have already re-leased two full spaces consistent with that expectation.

The increase in office property operating income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had property operating income of $2.0 million and $0.6 million, respectively, for the three months ended March 31, 2012. Additionally, Solana Beach Corporate Centre and First & Main contributed an additional $2.0 million in property operating income during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the acquisition of these properties during the first quarter of 2011. On a same-store basis, office property operating income decreased $0.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was primarily due to less rental revenue recognized on a straight-line basis for certain space under the salesforce.com lease at The Landmark at One Market than the rent recognized from the prior tenant and vacancy at 160 King Street on the former DLA Piper space, for which Ancestry.com and another tenant will take possession of the full space in the second quarter of 2012.

The increase in multifamily property operating income was primarily due to higher rents per unit and a slight increase in the average percentage leased during the period compared to the three months ended March 31, 2011. This was offset by additional real estate tax accruals of $0.2 million for expected supplemental billings once the multifamily properties in California are re-assessed by the taxing authority.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011, resulting in 18 days of additional property operating income for the three months ended March 31, 2012. Additionally, tourist travel to Hawaii has increased leading to higher hotel operating income, with average occupancy for the three months ended March 31, 2012 of 92.2% compared to 87.6% for the three months ended March 31, 2011.

Other

General and administrative. General and administrative expenses increased $0.6 million, or 18%, to $3.8 million for the three months ended March 31, 2012, compared to $3.2 million for the three months ended March 31, 2011. This increase was due primarily to higher personnel costs, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $3.1 million, or 25%, to $15.3 million for the three months ended March 31, 2012, compared to $12.2 million for the three months ended March 31, 2011. This increase was due primarily to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $1.4 million, or 11%, to $14.4 million for the three months ended March 31, 2012 compared with $13.0 million for the three months ended March 31, 2011. This increase was primarily due to interest expense on the senior mortgage loan obtained on First & Main on June 1, 2011. Additionally, the three months ended March 31, 2012 include interest expense on the properties acquired at the time of our initial public offering for the entire three month period compared to only the period from January 19 through March 31, 2011 for the three months ended March 31, 2011. This was offset by a decrease in utilization fees on our revolving line of credit resulting from the amendment to the line of credit in January 2012.

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

Gain on acquisition. The gain on acquisition for the three months ended March 31, 2011 relates to the gains recognized on the acquisition of the outside ownership interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

Other income (expense), net. Other expense, net decreased $0.5 million, or 82%, to net expenses of $(0.1) million for the three months ended March 31, 2012, compared to net expenses $(0.6) million for the three months ended March 31, 2011. Other income (expense), net is comprised of interest and investment income, acquisition related expenses and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of March 31, 2012, we held $100.7 million in cash and cash equivalents and $26.3 million in marketable securities that are classified as trading securities.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and, if necessary, borrowings available under the credit facility.

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

On February 7, 2012, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, which was declared effective on February 17, 2012. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $500.0 million of equity securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

Indebtedness Outstanding

The following table sets forth information as of March 31, 2012, with respect to our indebtedness (dollars in thousands):

Debt	Principal Balance at March 31, 2012	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$95,510	5.67%	$7,567	January 8, 2014	$91,717
160 King Street (3)	31,018	5.68%	3,351	May 1, 2014	27,513
Waikele Center (4)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(4)	133,000	5.61%	7,579	July 5, 2015	133,000
Del Monte Center (4)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (4)	84,500	3.97%	3,406	July 1, 2016	84,500
Imperial Beach Gardens (4)	20,000	6.16%	1,253	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09%	477	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39%	7,039	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,330	6.39%	2,646	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09%	4,566	July 1, 2018	73,744
One Beach Street (4)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (1)	21,858	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (1)	7,358	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,750	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	39,167	5.91%	2,849	June 1, 2020	33,898

Total	980,145		$58,674		$960,469

Unamortized fair value adjustment	(15,203)

Debt Balance	$964,942

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule. Annual debt service is for the period April 1, 2012 through March 31, 2013.

On March 29, 2012, we entered into a seven-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $21.9 million. The loan is secured by a first-priority deed of trust on One Beach Street and an assignment of all leases, rents and security deposits relating to One Beach Street. The loan has a maturity date of April 1, 2019, bears interest at a fixed rate per annum of 3.94% and is interest only. Our Operating Partnership provided a non-recourse carve-out guaranty and environmental indemnity. Proceeds of the loan will be used for general corporate purposes, including working capital and future acquisitions.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of March 31, 2012, we were in compliance with all loan covenants.

Credit Facility

On January 19, 2011, upon completion of our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At March 31, 2012, our maximum allowable borrowing amount was $212.9 million. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years.

On January 10, 2012, the credit facility was amended to, among other things, (1) extend the maturity date to January 10, 2016 (with a one-year extension option subject to payment of a 0.15% fee), (2) decrease the applicable interest rates and (3) modify certain financial covenants. This amendment provides for an interest rate based on, at our option, either (1) one-, two-, three- or six-month LIBOR, plus, in each case, a spread (ranging from 1.60%-2.20%) based on our consolidated leverage ratio, or (2) a base rate equal to the highest of the (a) prime rate, (b) federal funds rate plus 0.50% or (c) Eurodollar rate plus 1.00%. Such rates are more favorable than those previously contained in the revolving credit facility. In addition, the amendment reduces our secured debt ratio covenant under the credit facility to 50.0%.

The credit facility, as amended, includes a number of customary financial covenants, including:

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

Cash Flows

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Cash and cash equivalents were $100.7 million and $100.4 million, at March 31, 2012 and 2011, respectively.

Net cash provided by operating activities increased $3.2 million to $18.5 million for the three months ended March 31, 2012 compared to $15.3 million for the three months ended March 31, 2011. The increase is due to the acquisitions of the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main, Lloyd District Portfolio and One Beach Street.

Net cash used in investing activities decreased $111.6 million to $37.9 million for the three months ended March 31, 2012 compared to $149.5 million for the three months ended March 31, 2011. The decrease was primarily due to the acquisition of First & Main for $128.9 million and the purchase of $33.1 million of marketable securities during the three months ended March 31, 2011. The decreases were offset by cash used in the acquisition of One Beach Street of $32.9 million in January 2012, net of the purchase deposit paid during 2011, an increase in capital expenditures during the three months ended March 31, 2012, and cash acquired through the acquisition of the controlling interest in the Solana Beach Centre entities and the Waikiki Beach Walk entities of $15.2 million in January 2011.

Net cash provided by financing activities decreased $185.4 million to $7.3 million for the three months ended March 31, 2012 compared to $192.7 million for the three months ended March 31, 2011. The decrease was primarily due to the proceeds from the issuance of shares of our common stock in connection with our initial public offering, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions and payment of dividends during the three months ended March 31, 2011. During the three months ended March 31, 2012, financing activities included $21.9 million of loan proceeds related to the mortgage loan on One Beach Street, offset by dividends paid and principal payments on outstanding secured notes payable.

Net Operating Income

Net Operating Income, or NOI, is a non-GAAP financial measure of performance. We define NOI as operating revenues (rental income, tenant reimbursements, lease termination fees, ground lease rental income and other property income) less property and related expenses (property expenses, ground lease expense, property marketing costs, real estate taxes and insurance). NOI excludes general and administrative expenses, interest expense, depreciation and amortization, acquisition-related expense, other nonproperty income and losses, gains and losses from property dispositions, extraordinary items, tenant improvements, and leasing commissions. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

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

The following is a reconciliation of our NOI to net income for the three months ended March 31, 2012 and 2011 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2012	2011
Net operating income	$36,351	$30,714
General and administrative	(3,765)	(3,186)
Depreciation and amortization	(15,253)	(12,155)
Interest expense	(14,356)	(12,991)
Early extinguishment of debt	—	(25,867)
Loan transfer and consent fees	—	(9,019)
Gain on acquisition	—	46,371
Other income (expense), net	(106)	(602)

Income from continuing operations	2,871	13,265
Discontinued operations:
Results from discontinued operations	—	331

Net income	$2,871	$13,596

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

The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2012 and 2011 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2012	2011
Funds from Operations (FFO)
Net income	$2,871	$13,596
Plus: Real estate depreciation and amortization (1)	15,253	12,490
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	—	688

Funds from operations	18,124	26,774
Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	—	(16,973)
Less: Nonforfeitable dividends on incentive restricted stock awards	(89)	(50)

FFO attributable to common stock and units	$18,035	$9,751

FFO per diluted share/unit	$0.31	$0.21

Weighted average number of common shares and units, diluted (2)	57,258,935	45,734,618

(1)	The three months ended March 31, 2011 include depreciation and amortization related to Valencia Corporate Center, which was sold on August 30, 2011 and is included in discontinued operations on the statement of operations.
(2)	The weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of March 31, 2012, we do not hold any derivative financial instruments.

Interest Rate Risk

Marketable Securities

Our investments in marketable securities are subject to market risk due to changes in interest rates since interest rate movements affect the value of those investments. At March 31, 2012, our marketable securities consisted of investments in GNMA securities. The market values of these securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of these securities generally will tend to increase, along with the level of prepayments of the underlying mortgages. At March 31, 2012, our GNMA securities are carried at their fair value of $26.3 million.

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

Fixed Interest Rate Debt

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2012, we had $980.1 million of fixed rate debt outstanding with an estimated fair value of $992.7 million. If interest rates at March 31, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $33.2 million. If interest rates at March 31, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $35.4 million.

Variable Interest Rate Debt

At March 31, 2012, our only variable interest rate debt is our credit facility, which has not been drawn upon to date.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2012, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

We previously disclosed that American Assets, Inc. (which is a prior investor in our properties and a participant in the Formation Transactions), the Rady Trust and Mr. Rady were subject to on-going litigation filed in California Superior Court in 2009 by direct and indirect stockholders of American Assets, Inc., alleging, among other things that Mr. Rady breached a contract as well as his fiduciary duties to the plaintiffs in his capacity as an officer, director and controlling shareholder of American Assets, Inc.

On March 21, 2012, a jury returned a unanimous defense verdict in favor of Mr. Rady and the Rady Trust on all claims tried to the jury, and on March 26, 2012, all of the remaining claims in such litigation had either been dismissed by motion of the plaintiffs or settled by American Assets, Inc., Mr. Rady and the Rady Trust, on the one hand, and the plaintiffs, on the other hand. We were not a party to such litigation and have (and had) no financial obligation with respect thereto.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 other than the addition of the following risk factor:

Future sales of common stock or common units by our directors and officers, or their pledgees, as a result of margin calls or foreclosures could adversely affect the price our common stock and could in the future result in a loss of control of the Company.

Our directors and officers may pledge shares of common stock or common units owned or controlled by them as collateral for loans or for margin purposes in favor of third parties. Depending on the status of the various loan obligations for which the stock or units ultimately serve as collateral and the trading price of our common stock, our directors and/or officers, and their affiliates, may experience a foreclosure or margin call that could result in the sale of the pledged stock or units, in the open market or otherwise. Unlike for our directors and officers, sales by these pledgees may not be subject to the volume limitations of Rule 144. A sale of pledged stock or units by pledgees could result in a loss of control of the Company, depending upon the number of shares of stock or units sold and the ownership interests of other shareholders. In addition, sale of these shares or units, or the perception of possible future sales, could have a materially adverse effect on the trading price of our common stock or make it more difficult for the Company to raise additional capital through sales of equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1(1)	Second Amendment to Credit Agreement, dated January 10, 2012, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

May 4, 2012	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2012	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)