Form 10-Q
period 2012-06-30
American Assets Trust, Inc.
filed 2012-08-03
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of Registrant’s common shares outstanding on August 3, 2012 was 39,293,171.

AMERICAN ASSETS TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Real estate, at cost
Operating real estate	$1,691,809	$1,659,106
Construction in progress	27,612	3,495
Held for development	14,795	24,675

	1,734,216	1,687,276
Accumulated depreciation	(255,485)	(234,595)

Net real estate	1,478,731	1,452,681
Cash and cash equivalents	98,584	112,723
Restricted cash	10,973	9,216
Marketable securities	24,287	28,235
Accounts receivable, net	4,997	6,847
Deferred rent receivables, net	27,227	23,294
Other assets, net	68,649	76,285

Total assets	$1,713,448	$1,709,281

Liabilities and equity
Liabilities:
Secured notes payable	$964,538	$943,479
Accounts payable and accrued expenses	27,317	25,476
Security deposits payable	4,874	4,790
Other liabilities and deferred credits	54,316	55,808

Total liabilities	1,051,045	1,029,553

Commitments and contingencies (Note 10)
Equity:
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 shares authorized, 39,285,156 and 39,283,796 shares outstanding at June 30, 2012 and December 31, 2011, respectively	393	393
Additional paid-in capital	655,087	653,645
Accumulated dividends in excess of net income	(40,699)	(28,007)

Total American Assets Trust, Inc. stockholders’ equity	614,781	626,031
Noncontrolling interests	47,622	53,697

Total equity	662,403	679,728

Total liabilities and equity	$1,713,448	$1,709,281

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Rental income	$54,964	$48,616	$109,284	$93,582
Other property income	2,845	2,484	5,563	4,401

Total revenue	57,809	51,100	114,847	97,983
Expenses:
Rental expenses	15,952	14,322	31,195	26,533
Real estate taxes	5,944	5,452	11,388	9,410
General and administrative	3,992	3,866	7,757	7,052
Depreciation and amortization	14,671	13,934	29,924	26,089

Total operating expenses	40,559	37,574	80,264	69,084
Operating income	17,250	13,526	34,583	28,899
Interest expense	(14,476)	(14,063)	(28,832)	(27,054)
Early extinguishment of debt	—	—	—	(25,867)
Loan transfer and consent fees	—	—	—	(9,019)
Gain on acquisition	—	—	—	46,371
Other income (expense), net	(150)	530	(256)	(71)

Income (loss) from continuing operations	2,624	(7)	5,495	13,259
Discontinued operations
Results from discontinued operations	—	462	—	792

Net income	2,624	455	5,495	14,051
Net income attributable to restricted shares	(131)	(132)	(263)	(218)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	—	—	(16,995)
Net (income) loss attributable to unitholders in the Operating Partnership	(804)	(104)	(1,687)	225

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$1,689	$219	$3,545	$(479)

Basic net income (loss) from continuing operations attributable to common stockholders per share	$0.04	$—	$0.09	$(0.03)
Basic net income from discontinued operations attributable to common stockholders per share	—	0.01	—	0.02

Basic net income (loss) attributable to common stockholders per share	$0.04	$0.01	$0.09	$(0.01)

Weighted average shares of common stock outstanding - basic	38,659,155	38,655,084	38,658,162	34,810,932

Diluted net income (loss) from continuing operations attributable to common stockholders per share	$0.04	$—	$0.09	$(0.03)
Diluted net income from discontinued operations attributable to common stockholders per share	—	0.01	—	0.02

Diluted net income (loss) attributable to common stockholders per share	$0.04	$0.01	$0.09	$(0.01)

Weighted average shares of common stock outstanding - diluted	57,055,244	57,051,173	57,054,509	34,810,932

Dividends declared per common share	$0.21	$0.21	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statement of Equity

(Unaudited)

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2011	39,283,796	$393	$653,645	$(28,007)	$53,697	$679,728
Net income	—	—	—	3,808	1,687	5,495
Conversion of operating partnership units	1,613	—	36	—	(36)	—
Issuance of restricted stock	2,000	—	—	—	—	—
Forfeiture of restricted stock	(2,253)	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,500)	(7,726)	(24,226)
Stock-based compensation	—	—	1,406	—	—	1,406

Balance at June 30, 2012	39,285,156	$393	$655,087	$(40,699)	$47,622	$662,403

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$5,495	$14,051
Results from discontinued operations	—	(792)

Income from continuing operations	5,495	13,259
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,282)	(604)
Depreciation and amortization	29,924	26,089
Amortization of debt issuance costs and debt fair value adjustments	1,979	1,895
Early extinguishment of debt	—	25,867
Loan transfer and consent fees	—	9,019
Gain on acquisition of controlling interests	—	(46,371)
Stock-based compensation expense	1,406	1,190
Loss from real estate joint ventures	—	—
Other, net	745	1,116
Changes in operating assets and liabilities
Change in restricted cash	(1,262)	(306)
Change in accounts receivable	1,723	(1,509)
Change in other assets	255	102
Change in accounts payable and accrued expenses	(1,459)	(1,343)
Change in security deposits and other liabilities	(182)	(972)

Net cash provided by operating activities of continuing operations	35,342	27,432
Net cash provided by operating activities of discontinued operations	—	1,275

Net cash provided by operating activities	35,342	28,707

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(32,918)	(128,877)
Capital expenditures	(12,101)	(2,456)
Change in restricted cash	(495)	(1,511)
Cash acquired from acquisition of controlling interests in real estate joint ventures	—	15,223
Leasing commissions	(1,365)	(870)
Purchase of marketable securities	—	(33,103)
Maturity of marketable securities	3,324	1,710
Deposit on property acquisition	—	(91,600)

Net cash used in investing activities of continuing operations	(43,555)	(241,484)
Net cash used in investing activities of discontinued operations	—	(208)

Net cash used in investing activities	(43,555)	(241,692)

FINANCING ACTIVITIES
Issuance of secured notes payable	21,900	84,500
Repayment of secured notes payable	(2,315)	(262,003)
Defeasance costs on repayment of secured notes payable	—	(24,345)
Loan transfer and consent fees paid	—	(8,350)
Repayment of unsecured notes payable	—	(38,013)
Repayment of notes payable to affiliates	—	(19,279)
Debt issuance costs	(924)	(2,961)
Proceeds from issuance of common stock, net	—	596,541
Proceeds from private placement of common units	—	5,410
Dividends paid to common stock and unitholders	(24,226)	(21,898)
Deferred offering costs	(361)	—
Payments to nonaccredited investors	—	(6,075)
Distributions to Predecessor’s controlling and noncontrolling interests	—	(39,960)

Net cash (used in) provided by financing activities	(5,926)	263,567

Net (decrease) increase in cash and cash equivalents	(14,139)	50,582
Cash and cash equivalents, beginning of period	112,723	41,953

Cash and cash equivalents, end of period	$98,584	$92,535

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

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

The Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our Operating Partnership, (2) succeed to the property management business of AAI, (3) facilitate the Offering, and (4) qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011. As a result of the Formation Transactions, we are a vertically integrated and self-administered REIT with approximately 130 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

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

June 30, 2012

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

As of June 30, 2012, we owned or had a controlling interest in 22 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2012, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

160 King Street

The Landmark at One Market

One Beach Street

First & Main

Lloyd District Portfolio

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

Mixed-Use

Waikiki Beach Walk Retail and Embassy SuitesTM Hotel

Held for Development and Construction in Progress

Solana Beach Corporate Centre – Land

Solana Beach – Highway 101 – Land

Sorrento Pointe – Land

Torrey Reserve – Land

Lloyd District Portfolio – Land

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Supplemental cash flow information
Total interest costs incurred	$29,039	$27,054

Interest capitalized	$207	$—

Interest expense	$28,832	$27,054

Cash paid for interest, net of amounts capitalized	$27,113	$25,747

Cash paid for income taxes	$954	$55

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$3,203	$711

Assumption of debt upon acquisition	$—	$268,008

Assumption of notes to affiliates upon acquisition	$—	$14,824

Acquisition of working capital deficit, net of cash	$—	$(3,036)

Distribution of investment in joint venture not acquired	$—	$11,480

Issuance of common shares and units for acquisition of properties	$—	$33,854

Notes receivable from affiliate settled in common units	$—	$21,797

Notes payable to affiliates settled in common units	$—	$828

Reduction to capital for prepaid Offering costs	$—	$1,974

Transfer taxes accrued at time of Offering	$—	$6,556

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our significant accounting policies during the six months ended June 30, 2012.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

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

We have included the results of operations for One Beach Street in our consolidated statements of operations from the date of acquisition. For the period of acquisition through June 30, 2012, One Beach Street contributed $1.9 million to total revenue, $1.2 million to operating expenses, $0.7 million to operating income and $0.4 million to net income.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of One Beach Street with the historical results of operations of the Company, as though the entity had been acquired on January 1, 2011. The pro forma financial information for the six months ended June 30, 2011 also includes the pro forma results of operations of the Waikiki Beach Walk entities, Solana Beach Centre entities, First & Main, Lloyd District Portfolio and Solana Beach-Highway 101 which were acquired at various times during 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2011. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach Centre entities and Waikiki Beach Walk entities for the six months ended June 30, 2011.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$114,847	$115,093	$97,983	$111,571
Total operating expenses	80,264	80,438	69,084	80,938
Operating income	34,583	34,655	28,899	30,633
Net income (loss)	$5,495	$5,582	$14,051	$(31,980	)(1)

(1)	The net loss for the six months ended June 30, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
In-place leases	$61,431	$59,812
Accumulated amortization	(34,447)	(30,924)
Above market leases	33,053	42,428
Accumulated amortization	(18,905)	(25,657)

Acquired lease intangible assets, net	$41,132	$45,659

Below market leases	$71,530	$70,332
Accumulated accretion	(23,987)	(21,715)

Acquired lease intangible liabilities, net	$47,543	$48,617

NOTE 4. MARKETABLE SECURITIES

Our portfolio of marketable securities is comprised of debt securities that are classified as trading securities. At June 30, 2012, our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We report our trading securities at fair value, using prices provided by independent market participants that are based on observable inputs using market-based valuation techniques (Level 2 of the fair value hierarchy-see Note 5). Gains and losses resulting from the mark-to-market of these securities are recognized as unrealized gains or losses in income. For the six months ended June 30, 2012 and 2011, unrealized (losses) and gains in our statement of operations, which are included in other income (expense), were ($0.6) million and $0.1 million, respectfully. Cumulative unrealized losses were $0.5 million as of June 30, 2012.

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

The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.9% to 8.4%.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$24,287	$24,287	$28,235	$28,235
Secured notes payable	964,538	987,944	943,479	974,273
Deferred compensation liability	$571	$571	$520	$520

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Leasing commissions, net of accumulated amortization of $16,002 and $14,722, respectively	$18,006	$18,207
Acquired above market leases, net	14,148	16,771
Acquired in-place leases, net	26,984	28,888
Lease incentives, net of accumulated amortization of $2,035 and $1,850, respectively	1,665	1,850
Other intangible assets, net of accumulated amortization of $4,134 and $3,885, respectively	740	987
Debt issuance costs, net of accumulated amortization of $2,220 and $2,509, respectively	3,809	3,392
Purchase deposit	—	3,000
Prepaid expenses, deposits, and other	3,297	3,190

Total other assets	$68,649	$76,285

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of operations. The purchase deposit at December 31, 2011 relates to the acquisition of One Beach Street in San Francisco, California. Such acquisition was completed on January 24, 2012 (Note 2).

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Acquired below market leases, net	$47,543	$48,617
Prepaid rent and deferred revenue	4,852	5,008
Deferred rent expense and lease intangible	1,075	1,122
Deferred compensation	571	520
Straight-line rent liability	232	433
Other liabilities	43	108

Total other liabilities and deferred credits	$54,316	$55,808

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

NOTE 8. DEBT

The following is a summary of our total debt outstanding as of June 30, 2012 and December 31, 2011 (in thousands):

	Principal Balance as of		Stated Interest Rate as of June 30, 2012	Stated Maturity Date
Description of Debt	June 30, 2012	December 31, 2011
Alamo Quarry Market (1)(2)	$94,999	$96,027	5.67%	January 8, 2014
160 King Street (3)	30,619	31,412	5.68%	May 1, 2014
Waikele Center (4)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (4)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (2)(4)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (4)	82,300	82,300	4.93%	July 8, 2015
First & Main (4)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (4)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (4)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (4)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (4)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	37,330	37,330	6.39%	August 1, 2017
Loma Palisades (4)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (4)	21,900	—	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,793	21,921	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,337	7,380	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,714	11,788	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	39,045	39,293	5.91%	June 1, 2020

	978,991	959,405

Unamortized fair value adjustment	(14,453)	(15,926)

Total Debt Outstanding	$964,538	$943,479

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

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

Certain loans require us to comply with various financial covenants. As of June 30, 2012, we were in compliance with all loan covenants.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

Credit Facility

On January 19, 2011, in connection with the Offering, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At June 30, 2012, our maximum allowable borrowing amount was $213.8 million. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. The credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

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

As of June 30, 2012, we were in compliance with all credit facility covenants.

NOTE 9. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,394,476 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at June 30, 2012. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the six months ended June 30, 2012, approximately 1,613 common units were converted into shares of our common stock at a price per share of $22.56.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

Dividends

The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2012:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2012	$0.21	January 1, 2012 to March 31, 2012	March 30, 2012
Second Quarter 2012	$0.21	April 1, 2012 to June 30, 2012	June 29, 2012

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

We granted each of our non-employee directors restricted shares of our common stock pursuant to the 2011 Plan, either concurrently with the closing of the Offering or at the time the director was formally appointed to our board of directors (the “Board”). These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our Board.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2012:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	628,712	$15.43
Granted	2,000	12.26
Vested	(2,600)	20.50
Forfeited	(2,253)	12.52

Nonvested at June 30, 2012	625,859	$15.50

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.4 million and $1.2 million in noncash compensation expense for the six months ended June 30, 2012 and 2011, respectively, which is included in general and administrative expense on the consolidated statements of operations. Unrecognized compensation expense was $5.6 million at June 30, 2012.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2012, we had a weighted average of approximately 626,274 and 626,771 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2012, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS. Since we were in a net loss position for the six months ended June 30, 2011, all potentially dilutive instruments were anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Income from continuing operations	$2,624	$(7)	$5,495	$13,259
Less: Net income attributable to restricted shares	(131)	(132)	(263)	(218)
Plus: Loss from continuing operations attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,454
Less: Income from continuing operations attributable to Predecessor’s controlled owners’ equity	—	—	—	(17,009)
Less: (Income) loss from continuing operations attributable to unitholders in the Operating Partnership	(804)	46	(1,687)	488

Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	1,689	(93)	3,545	(1,026)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	312	—	547

Net income (loss) attributable to common stockholders—basic	$1,689	$219	$3,545	$(479)

Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$1,689	$(93)	$3,545	$(1,026)
Plus: Income from continuing operations attributable to unitholders in the Operating Partnership	804	(46)	1,687	—

Income (loss) from continuing operations attributable to common stockholders—diluted	2,493	(139)	5,232	(1,026)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	312	—	547
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	—	150	—	—

Net income (loss) attributable to common stockholders—diluted	$2,493	$323	$5,232	$(479)

Denominator
Weighted average common shares outstanding—basic	38,659,155	38,655,084	38,658,162	34,810,932
Effect of dilutive securities—conversion of Operating Partnership units	18,396,089	18,396,089	18,396,347	—

Weighted average common shares outstanding—diluted	57,055,244	57,051,173	57,054,509	34,810,932

Earnings (loss) per common share—basic
Continuing operations	$0.04	$—	$0.09	$(0.03)
Discontinued operations	—	0.01	—	0.02

	$0.04	$0.01	$0.09	$(0.01)

Earnings (loss) per common share—diluted
Continuing operations	$0.04	$—	$0.09	$(0.03)
Discontinued operations	—	0.01	—	0.02

	$0.04	$0.01	$0.09	$(0.01)

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

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

Current minimum annual payments under the leases are as follows, as of June 30, 2012 (in thousands):

Year Ending December 31,
2012 (six months ending December 31, 2012)	$1,231
2013	2,502
2014	2,569
2015	2,636
2016	1,709
Thereafter	3,701	(1)

Total	$14,348

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

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

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel’s infrastructure is maintained in compliance with the franchisor’s brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel’s gross room revenue through December 2021 and 5.0% of the hotel’s gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel’s gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $5.5 million based on operating performance through June 30, 2012.

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

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon and Texas. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 38.4% of total revenues for the six months ended June 30, 2012. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the six months ended June 30, 2012 and 2011, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

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

As of June 30, 2012, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years/period ending December 31 (in thousands):

Year Ending December 31,
2012 (six months ending December 31, 2012)	$68,983
2013	133,841
2014	112,883
2015	99,185
2016	82,491
Thereafter	197,411

Total	$694,794

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

NOTE 12. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Minimum rents
Retail	$16,772	$16,244	$32,847	$32,215
Office	17,856	12,849	35,226	24,901
Multifamily	3,252	3,251	6,527	6,288
Mixed-use	2,252	2,237	4,535	4,036
Cost reimbursement	6,557	6,488	13,476	12,557
Percentage rent	434	364	726	635
Hotel revenue	7,461	6,819	15,125	12,264
Other	380	364	822	686

Total rental income	$54,964	$48,616	$109,284	$93,582

Minimum rents include $2.0 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $4.0 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(0.2) million and $(0.4) million for the three months ended June 30, 2012 and 2011, respectively, and $(0.7) million and $(0.8) million for the six months ended June 30, 2012 and 2011, respectively, to recognize the net amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental operating	$6,100	$5,133	$11,961	$9,716
Hotel operating	5,156	4,768	10,112	8,651
Repairs and maintenance	2,424	1,959	4,572	3,576
Marketing	264	520	570	859
Rent	627	816	1,241	1,599
Hawaii excise tax	895	774	1,757	1,488
Management fees	486	352	982	644

Total rental expenses	$15,952	$14,322	$31,195	$26,533

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

NOTE 13. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax expense	$(215)	$(129)	$(393)	$(380)
Loss from real estate joint ventures	—	—	—	(188)
Acquisition related expenses	—	(127)	(15)	(244)
Fee income from real estate joint ventures	—	—	—	44
Interest and investment income (loss)	65	786	152	697

Total other income (expense)	$(150)	$530	$(256)	$(71)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Property management fees	$—	$—	$—	$38
Maintenance reimbursements	—	—	—	6

Total fee income from real estate joint ventures	$—	$—	$—	$44

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

At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.1 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively, is included in rental income. Additionally, we leased space to Insurance Company of the West at Valencia Corporate Center until the sale of Valencia Corporate Center on August 30, 2011, and rental revenue recognized on these leases of $0.9 million for the six months ended June 30, 2011, is included in discontinued operations.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.4 million were made for the six months ended June 30, 2012 and 2011, respectively, and are included in rental expenses on the statement of operations.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Retail
Property revenue	$22,452	$22,077	$44,143	$43,429
Property expense	(6,094)	(6,007)	(11,820)	(11,452)

Segment profit	16,358	16,070	32,323	31,977

Total Office
Property revenue	19,705	14,169	39,181	27,432
Property expense	(6,505)	(5,110)	(12,651)	(8,820)

Segment profit	13,200	9,059	26,530	18,612

Total Multifamily
Property revenue	3,509	3,492	7,051	6,785
Property expense	(1,565)	(1,426)	(2,879)	(2,587)

Segment profit	1,944	2,066	4,172	4,198

Total Mixed-Use
Property revenue	12,143	11,362	24,472	20,337
Property expense	(7,732)	(7,231)	(15,233)	(13,084)

Segment profit	4,411	4,131	9,239	7,253

Total segments’ profit	$35,913	$31,326	$72,264	$62,040

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total segments’ profit	$35,913	$31,326	$72,264	$62,040
General and administrative	(3,992)	(3,866)	(7,757)	(7,052)
Depreciation and amortization	(14,671)	(13,934)	(29,924)	(26,089)
Interest expense	(14,476)	(14,063)	(28,832)	(27,054)
Early extinguishment of debt	—	—	—	(25,867)
Loan transfer and consent fees	—	—	—	(9,019)
Gain on acquisition	—	—	—	46,371
Other income (expense), net	(150)	530	(256)	(71)

Income (loss) from continuing operations	2,624	(7)	5,495	13,259
Discontinued operations
Results from discontinued operations	—	462	—	792

Net income	2,624	455	5,495	14,051
Net income attributable to restricted shares	(131)	(132)	(263)	(218)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	—	—	(16,995)
Net (income) loss attributable to unitholders in the Operating Partnership	(804)	(104)	(1,687)	225

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$1,689	$219	$3,545	$(479)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2012	December 31, 2011
Net Real Estate
Retail	$655,587	$655,450
Office	580,634	551,955
Multifamily	36,947	37,187
Mixed-Use	205,563	208,089

	$1,478,731	$1,452,681

Secured Notes Payable (1)
Retail	$399,044	$400,320
Office	348,193	327,331
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310

	$978,991	$959,405

(1)	Excludes unamortized fair market value adjustments of $(14.5) million and $(15.9) million as of June 30, 2012 and December 31, 2011, respectively.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012

(Unaudited)

Capital expenditures for each segment for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital Expenditures (1)
Retail	$4,012	$495	$7,442	$947
Office	2,633	1,645	5,356	2,112
Multifamily	285	83	523	137
Mixed-Use	68	35	145	130

	$6,998	$2,258	$13,466	$3,326

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

NOTE 16. SUBSEQUENT EVENTS

On July 30, 2012, we entered into an agreement to acquire City Center Bellevue, a 27-story LEED-EB Gold certified office tower, consisting of approximately 497,000 square feet, located at 500 108th Avenue NE in Bellevue, Washington. The purchase price for City Center Bellevue, excluding closing costs, is approximately $229 million, which we anticipate paying using a combination of cash on hand and funds drawn against our existing credit facility. The acquisition is subject to customary closing conditions and we can offer no assurance that it will close on the terms described herein, or at all.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein, in our annual report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Overview

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon and Hawaii. As of June 30, 2012, our portfolio is comprised of ten retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of June 30, 2012, we owned land at five of our properties that we classified as held for development. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 67.8% of our Operating Partnership as of June 30, 2012. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

Capitalized Costs

Certain external and internal costs directly related to the development and redevelopment of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalize costs under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. We consider a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but not later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with any remaining portion under construction.

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.7 million and $0.1 million for the three months ended June 30, 2012 and June 30, 2011, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $3.6 million and $0.2 million, for the six months ended June 30, 2012 and June 30, 2011, respectively.

We capitalized external and internal costs related to other property improvements of $5.2 million and $0.1 million, respectively, for the three months ended June 30, 2012 and $2.0 million and none, respectively, for the three months ended June 30, 2011. We capitalized external and internal costs related to other property improvements of $9.7 million and $0.1 million, respectively, for the six months ended June 30, 2012 and $3.5 million and none, respectively, for the six months ended June 30, 2011.

The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements were $0.1 million for both the three and six months ended June 30, 2012. For the year ended December 31, 2011, we did not allocate salaries or related personnel costs to any assets and there was no payroll that was capitalized or deferred because we had no projects under active development, redevelopment, or construction other than ongoing tenant improvements. Additionally, the amount of time devoted by internal personnel to pre-construction activities in 2011 was immaterial.

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

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

The following summarizes our consolidated results of operations for the three months ended June 30, 2012 compared to our consolidated results of operations for the three months ended June 30, 2011. As of June 30, 2012, our operating portfolio was comprised of 22 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.4 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2012, we owned land at five of our properties that we classified as held for development and/or construction in progress. As of June 30, 2011, our operating portfolio was comprised of 21 properties with an aggregate of approximately 4.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, and 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at three of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated statements of operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2012	2011
Revenues
Rental income	$54,964	$48,616	$6,348	13%
Other property income	2,845	2,484	361	15

Total property revenues	57,809	51,100	6,709	13
Expenses
Rental expenses	15,952	14,322	1,630	11
Real estate taxes	5,944	5,452	492	9

Total property expenses	21,896	19,774	2,122	11

Total property income	35,913	31,326	4,587	15

General and administrative	(3,992)	(3,866)	(126)	3
Depreciation and amortization	(14,671)	(13,934)	(737)	5
Interest expense	(14,476)	(14,063)	(413)	3
Other income (expense), net	(150)	530	(680)	(128)

Total other, net	(33,289)	(31,333)	(1,956)	6

Income (loss) from continuing operations	2,624	(7)	2,631	(37,586)
Discontinued operations
Results from discontinued operations	—	462	(462)	(100)

Net income	2,624	455	2,169	477
Net income attributable to restricted shares	(131)	(132)	1	(1)
Net (income) loss attributable to unitholders in the Operating Partnership	(804)	(104)	(700)	673

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$1,689	$219	$1,470	671%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.7 million, or 13%, to $57.8 million for the three months ended June 30, 2012 compared to $51.1 million for the three months ended June 30, 2011. The percentage leased was as follows for each segment as of June 30, 2012 and 2011:

	Percentage Leased (1) June 30,
	2012	2011
Retail	96.2%	94.0%
Office	95.0	94.7
Multifamily	97.7	97.7
Mixed-Use (2)	93.9%	97.6%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2012 or June 30, 2011, as applicable.
(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $6.4 million, or 13%, to $55.0 million for the three months ended June 30, 2012 compared to $48.6 million for the three months ended June 30, 2011. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$22,135	$21,686	$449	2%	$22,121	$21,686	$435	2%
Office	18,740	13,576	5,164	38	14,783	13,522	1,261	9
Multifamily	3,254	3,256	(2)	—	3,254	3,256	(2)	—
Mixed-Use	10,835	10,098	737	7	10,835	10,098	737	7

	$54,964	$48,616	$6,348	13%	$50,993	$48,562	$2,431	5%

(1)	For this table and tables following, the same-store portfolio excludes: Lloyd District Portfolio acquired on July 1, 2011; One Beach Street acquired on January 24, 2012; and land held for development.

On a same-store basis, retail rental revenue increased $0.4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was primarily due to the increase in the average percentage leased and additional cost reimbursements.

The increase in office rental revenue was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had rental revenue of $2.8 million and $1.1 million, respectively, for the three months ended June 30, 2012. Same-store office rental revenue increased $1.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to an increase at The Landmark at One Market for the saleforce.com lease and an increase at First & Main for the Portland Energy Conservation lease, offset by a reduction in revenue at 160 King Street with the expiration of the DLA Piper lease on February 28, 2012.

The increase in mixed-use rental revenue was due to increased tourist travel to Hawaii leading to higher hotel revenue, with average occupancy for the three months ended June 30, 2012 of 88.7% compared to 87.0% for the three months ended June 30, 2011 and revenue per available room of $222 and $204 for the three months ended June 30, 2012 and June 30, 2011, respectively.

Other property income. Other property income increased $0.3 million, or 15%, to $2.8 million for the three months ended June 30, 2012, compared to $2.5 million for the three months ended June 30, 2011. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$317	$391	$(74)	(19)%	$316	$391	$(75)	(19)%
Office	965	593	372	63	617	592	25	4
Multifamily	255	236	19	8	255	236	19	8
Mixed-Use	1,308	1,264	44	3	1,308	1,264	44	3

	$2,845	$2,484	$361	15%	$2,496	$2,483	$13	1%

Retail other property income decreased $0.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease was primarily due to a lease termination fee of $0.1 million paid by a tenant at Del Monte Center during the three months ended June 30, 2011.

The increase in office other property income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011, which had parking income of $0.4 million for the three months ended June 30, 2012.

The other property income for our mixed-use segments represents Hawaii general excise tax reimbursements, parking income related to retail tenants and guests and sales of food and beverages and other services provided to hotel guests. The increase in mixed-use other property income is attributed to the increase in average occupancy for the three months ended June 30, 2012.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $2.1 million, or 11%, to $21.9 million for the three months ended June 30, 2012, compared to $19.8 million for the three months ended June 30, 2011. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $1.6 million, or 11%, to $16.0 million for the three months ended June 30, 2012, compared to $14.3 million for the three months ended June 30, 2011. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$3,298	$3,402	$(104)	(3)%	$3,298	$3,400	$(102)	(3)%
Office	4,308	3,150	1,158	37	2,919	3,150	(231)	(7)
Multifamily	1,064	990	74	7	1,064	990	74	7
Mixed-Use	7,282	6,780	502	7	7,282	6,780	502	7

	$15,952	$14,322	$1,630	11%	$14,563	$14,320	$243	2%

The decrease in retail rental expenses was due to lower rental expenses for the three months ended June 30, 2012, offset by higher premiums on our insurance policies during the second quarter.

The increase in office rental expenses was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had rental expenses of $1.1 million and $0.2 million, respectively, for the three months ended June 30, 2012. Additionally, we incurred higher premiums on our insurance policies, which is offset by lower rent expense for rental of the Annex at The Landmark at One Market.

The increase in multifamily rental expenses is due to an increase in marketing expense in order to attract new tenants during the quarter.

The mixed-use rental expenses increased as the result of additional expenses attributed to the increase in average occupancy for the three months ended June 30, 2012.

Real Estate Taxes. Real estate tax expense increased $0.5 million, or 9%, to $5.9 million for the three months ended June 30, 2012 compared to $5.5 million for the three months ended June 30, 2011. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$2,796	$2,605	$191	7%	$2,773	$2,605	$168	6%
Office	2,197	1,960	237	12	1,807	1,934	(127)	(7)
Multifamily	501	436	65	15	501	436	65	15
Mixed-Use	450	451	(1)	—	450	451	(1)	—

	$5,944	$5,452	$492	9%	$5,531	$5,426	$105	2%

Real estate taxes increased $0.5 million during the three months ended June 30, 2012, primarily due to the receipt of 2011 supplemental tax bills from the California taxing authority for Southern California properties during the second quarter of 2012. Approximately $0.4 million of the additional tax expense is recoverable from our commercial tenants. The remaining $0.1 million is related to our multifamily portfolio, which will not be reimbursed.

Retail real estate taxes increased $0.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily caused by additional real estate tax accruals of approximately $0.2 million for Carmel Mountain Plaza based on supplemental tax bills from the California taxing authority received during the second quarter, which was billed to the tenants during the second quarter.

The increase in office real estate taxes was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had real estate taxes of $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2012 offset by $0.2 million decrease in supplemental real estate taxes primarily at First & Main.

The increase in multifamily real estate taxes was primarily due to additional real estate tax accruals of $0.1 million for Loma Palisades based on supplemental tax bills from the California taxing authority received during the second quarter, which will not be reimbursed.

Property Operating Income

Property operating income increased $4.6 million, or 15%, to $35.9 million for the three months ended June 30, 2012, compared to $31.3 million for the three months ended June 30, 2011. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$16,358	$16,070	$288	2%	$16,366	$16,072	$294	2%
Office	13,200	9,059	4,141	46	10,674	9,030	1,644	18
Multifamily	1,944	2,066	(122)	(6)	1,944	2,066	(122)	(6)
Mixed-Use	4,411	4,131	280	7	4,411	4,131	280	7

	$35,913	$31,326	$4,587	15%	$33,395	$31,299	$2,096	7%

On a same-store basis, the retail property operating income increased $0.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to an increase in the percentage leased for the retail properties.

The increase in office property operating income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had property operating income of $1.7 million and $0.8 million, respectively, for the three months ended June 30, 2012. On a same-store basis, office property income increased $1.6 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to an increase in rental revenue at The Landmark at One Market and First & Main.

The decrease in multifamily property operating income was primarily due to lower occupancy throughout the second quarter, an increase in marketing expense in order to attract new tenants, and additional real estate tax accruals based on receipt of supplemental tax bills from the California taxing authority received during the second quarter.

The mixed-use property operating income increased due to increased tourist travel to Hawaii leading to higher hotel operating income as a result of higher average occupancy for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Other

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 5%, to $14.7 million for the three months ended June 30, 2012, compared to $13.9 million for the three months ended June 30, 2011. This increase was primarily due to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $0.4 million, or 3%, to $14.5 million for the three months ended June 30, 2012 compared to $14.1 million for the three months ended June 30, 2011. This increase was primarily due to interest expense on the senior mortgage loans obtained on First & Main on June 1, 2011 and One Beach on March 29, 2012, offset by an increase in capitalized interest of $0.2 million and a decrease in utilization fees on our revolving line of credit from the amendment of the line of credit in January 2012.

Other income (expense), net. Other expense, net increased $0.7 million, or 128%, to net expenses of $(0.2) million for the three months ended June 30, 2012, compared to net expenses $0.5 million for the three months ended June 30, 2011, primarily due to a decrease in income from our marketable securities. Other income (expense), net is comprised of interest and investment income, acquisition related expenses and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The following table summarizes our consolidated results of operations for the six months ended June 30, 2012 compared to our consolidated results of operations for the six months ended June 30, 2011. As of June 30, 2012, our operating portfolio was comprised of 22 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.4 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units

(including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2012, we owned land at five of our properties that we classified as held for development and/or construction in progress. As of June 30, 2011, our operating portfolio was comprised of 21 properties with an aggregate of approximately 4.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, and 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at three of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated/combined statements of operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2012	2011
Revenues
Rental income	$109,284	$93,582	$15,702	17%
Other property income	5,563	4,401	1,162	26

Total property revenues	114,847	97,983	16,864	17
Expenses
Rental expenses	31,195	26,533	4,662	18
Real estate taxes	11,388	9,410	1,978	21

Total property expenses	42,583	35,943	6,640	18

Total property income	72,264	62,040	10,224	16

General and administrative	(7,757)	(7,052)	(705)	10
Depreciation and amortization	(29,924)	(26,089)	(3,835)	15
Interest expense	(28,832)	(27,054)	(1,778)	7
Early extinguishment of debt	—	(25,867)	25,867	(100)
Loan transfer and consent fees	—	(9,019)	9,019	(100)
Gain on acquisition	—	46,371	(46,371)	(100)
Other income (expense), net	(256)	(71)	(185)	261

Total other, net	(66,769)	(48,781)	(17,988)	37

Income from continuing operations	5,495	13,259	(7,764)	(59)
Discontinued operations
Results from discontinued operations	—	792	(792)	(100)

Net income	5,495	14,051	(8,556)	(61)
Net income attributable to restricted shares	(263)	(218)	(45)	21
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458	(2,458)	(100)
Net loss attributable to Predecessor’s controlled owners’ equity	—	(16,995)	16,995	(100)
Net (income) loss attributable to unitholders in the Operating Partnership	(1,687)	225	(1,912)	(850)

Net income (loss) attributable to American Assets Trust, Inc. stockholders	$3,545	$(479)	$4,024	(840)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $16.8 million, or 17%, to $114.8 million for the six months ended June 30, 2012 compared to $98.0 million for the six months ended June 30, 2011. The percentage leased was as follows for each segment as of June 30, 2012 and 2011:

	Percentage Leased (1) June 30,
	2012	2011
Retail	96.2%	94.0%
Office	95.0	94.7
Multifamily	97.7	97.7
Mixed-Use (2)	93.9%	97.6%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2012 or June 30, 2011, as applicable.
(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $15.7 million, or 17%, to $109.3 million for the six months ended June 30, 2012 compared to $93.6 million for the six months ended June 30, 2011. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$43,519	$42,695	$824	2%	$39,351	$39,132	$219	1%
Office	37,322	26,473	10,849	41	20,337	20,318	19	—
Multifamily	6,532	6,295	237	4	6,532	6,295	237	4
Mixed-Use	21,911	18,119	3,792	21	—	—	—	—

	$109,284	$93,582	$15,702	17%	$66,220	$65,745	$475	1%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; One Beach Street acquired on January 24, 2012; and land held for development.

On a same-store basis, retail rental revenue increased $0.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was due to the increase in the average percentage leased and additional cost reimbursements, offset by decreased rental revenue as a result of the Borders closures. We anticipate that the three former Borders spaces will be re-leased at increased rent in the aggregate, and we have already re-leased two full spaces consistent with that expectation.

The increase in office rental revenue was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had rental revenue of $5.8 million and $1.8 million, respectively, for the six months ended June 30, 2012. Additionally, Solana Beach Corporate Centre and First & Main contributed an additional $3.1 million in rental revenue during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the acquisition of these properties during the first quarter of 2011.

The increase in mixed-use rental revenue was due to increased tourist travel to Hawaii leading to higher hotel revenue, with average occupancy for the six months ended June 30, 2012 of 90.4% compared to 87.3% for the six months ended June 30, 2011 and revenue per available room of $225 and $204 for the six months ended June 30, 2012 and June 30, 2011, respectively.

Other property income. Other property income increased $1.2 million, or 26%, to $5.6 million for the six months ended June 30, 2012, compared to $4.4 million for the six months ended June 30, 2011. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$624	$734	$(110)	(15)%	$616	$733	$(117)	(16)%
Office	1,859	959	900	94	832	923	(91)	(10)
Multifamily	519	490	29	6	519	490	29	6
Mixed-Use	2,561	2,218	343	15	—	—	—	—

	$5,563	$4,401	$1,162	26%	$1,967	$2,146	$(179)	(8)%

Retail other property income decreased $0.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease was primarily due to a lease termination fee of $0.1 million paid by a tenant at Del Monte Center during the six months ended June 30, 2011.

The increase in office other property income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011, which had parking income of $0.9 million for the six months ended June 30, 2012.

The increase in mixed-use other property income is attributed to the increase in average occupancy for the six months ended June 30, 2012.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $6.6 million, or 18%, to $42.6 million for the six months ended June 30, 2012, compared to $35.9 million for the six months ended June 30, 2011. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $4.7 million, or 18%, to $31.2 million for the six months ended June 30, 2012, compared to $26.5 million for the six months ended June 30, 2011. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$6,447	$6,658	$(211)	(3)%	$6,095	$6,292	$(197)	(3)%
Office	8,391	5,630	2,761	49	4,322	4,703	(381)	(8)
Multifamily	2,024	1,975	49	2	2,024	1,975	49	2
Mixed-Use	14,333	12,270	2,063	17	—	—	—	—

	$31,195	$26,533	$4,662	18%	$12,441	$12,970	$(529)	(4)%

The decrease in retail rental expenses was primarily due to lower rent expenses in the retail portfolio for the six months ended June 30, 2012, offset by higher premiums on our insurance policies during the second quarter.

The increase in office rental expenses was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had rental expenses of $2.3 million and $0.3 million, respectively, for the six months ended June 30, 2012. Additionally, we incurred higher premiums on our insurance policies, which is offset by lower rent expense for rental of the Annex at The Landmark at One Market.

The mixed-use rental expenses increased as a result of additional expenses attributed to the increase in average occupancy for the six months ended June 30, 2012.

Real Estate Taxes. Real estate tax expense increased $2.0 million, or 21%, to $11.4 million for the six months ended June 30, 2012 compared to $9.4 million for the six months ended June 30, 2011. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$5,373	$4,794	$579	12%	$4,971	$4,489	$482	11%
Office	4,260	3,190	1,070	34	2,567	2,403	164	7
Multifamily	855	612	243	40	855	612	243	40
Mixed-Use	900	814	86	11	—	—	—	—

	$11,388	$9,410	$1,978	21%	$8,393	$7,504	$889	12%

Real estate taxes increased $0.6 million during the six months ended June 30, 2012, primarily due to the receipt of 2011 supplemental tax bills from the California taxing authority for Southern California properties during the second quarter of 2012. Approximately $0.4 million of the additional tax expense is recoverable from our commercial tenants. The remaining $0.1 million is related to our multifamily portfolio, which will not be reimbursed.

Retail real estate taxes increased $0.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to additional real estate tax accruals of $0.3 million at Carmel Mountain Plaza and $0.2 million at Lomas Santa Fe Plaza based on supplemental tax bills from the California taxing authority received during the second quarter and first quarter of 2012, respectively, which were billed to the tenants on or prior to June 30, 2012.

The increase in office real estate taxes was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had real estate taxes of $0.6 million and $0.1 million, respectively, for the six months ended June 30, 2012. Additionally, First & Main contributed an additional $0.2 million in real estate taxes during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the acquisition of this property the first quarter of 2011. On a same-store basis, office real estate taxes increased $0.2 million due to additional tax accruals at Torrey Reserve Campus based on supplemental tax bills from the California taxing authority received during the second quarter, which are recoverable from the tenants.

The increase in multifamily real estate taxes was primarily due to additional real estate tax accruals of $0.2 million for Loma Palisades based on supplemental tax bills from the California taxing authority received during the second quarter, which will not be reimbursed.

The mixed-use real estate taxes increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011, resulting in 18 days of additional expense for the six months ended June 30, 2012.

Property Operating Income

Property operating income increased $10.2 million, or 16%, to $72.3 million for the six months ended June 30, 2012, compared to $62.0 million for the six months ended June 30, 2011. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2012	2011			2012	2011
Retail	$32,323	$31,977	$346	1%	$28,901	$29,084	$(183)	(1)%
Office	26,530	18,612	7,918	43	14,280	14,135	145	1
Multifamily	4,172	4,198	(26)	(1)	4,172	4,198	(26)	(1)
Mixed-Use	9,239	7,253	1,986	27	—	—	—	—

	$72,264	$62,040	$10,224	16%	$47,353	$47,417	$(64)	—%

On a same-store basis, the retail property operating income decreased $0.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The same-store decrease was primarily due to decreased rental revenue as a result of the Borders closures and increased rental expenses. This decrease was offset by increased rental revenue related to the increase in the average percentage leased and additional cost reimbursements.

The increase in office property operating income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011 and One Beach Street on January 24, 2012, which had property operating income of $3.6 million and $1.4 million, respectively, for the six months ended June 30, 2012. Additionally, Solana Beach Corporate Centre and First & Main contributed an additional $2.6 million in property operating income during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the acquisition of these properties during the first quarter of 2011. These increases were offset by increases in rental expenses.

The mixed-use property operating income increased due to an increase in tourist travel to Hawaii and higher average occupancy for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Other

General and administrative. General and administrative expenses increased $0.7 million, or 10%, to $7.8 million for the six months ended June 30, 2012, compared to $7.1 million for the six months ended June 30, 2011. This increase was due primarily to higher personnel costs, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $3.8 million, or 15%, to $29.9 million for the six months ended June 30, 2012, compared to $26.1 million for the six months ended June 30, 2011. This increase was due primarily to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $1.8 million, or 7%, to $28.8 million for the six months ended June 30, 2012 compared with $27.1 million for the six months ended June 30, 2011. This increase was primarily due to interest expense on the senior mortgage loans obtained on First & Main on June 1, 2011 and One Beach Street on March 29, 2012. Additionally, the six months ended June 30, 2012 include interest expense on the properties acquired at the time of our initial public offering for the entire six month period compared to only the period from January 19 through June 30, 2011 for the six months ended June 30, 2011. This was offset by a decrease in utilization fees on our revolving line of credit resulting from the amendment to the line of credit in January 2012 and an increase in capitalized interest of $0.2 million.

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

Other income (expense), net. Other expense, net increased $0.2 million, or 261%, to net expenses of $(0.3) million for the six months ended June 30, 2012, compared to net expenses $(0.1) million for the six months ended June 30, 2011, primarily due to a decrease in income from our marketable securities. Other income (expense), net is comprised of interest and investment income, acquisition related expenses and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of June 30, 2012, we held $98.6 million in cash and cash equivalents and $24.3 million in marketable securities that are classified as trading securities.

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

Indebtedness Outstanding

The following table sets forth information as of June 30, 2012, with respect to our indebtedness (dollars in thousands):

Debt	Principal Balance at June 30, 2012	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$94,999	5.67%	$7,567	January 8, 2014	$91,717
160 King Street (3)	30,619	5.68%	3,351	May 1, 2014	27,513
Waikele Center (4)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(4)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (4)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (4)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (4)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,330	6.39%	2,736	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (4)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (1)	21,793	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (1)	7,337	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,714	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	39,045	5.91%	2,849	June 1, 2020	33,898

Total	978,991		$58,698		$960,469

Unamortized fair value adjustment	(14,453)

Debt Balance	$964,538

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule. Annual debt service is for the period July 1, 2012 through June 30, 2013.

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

Certain loans require us to comply with various financial covenants. As of June 30, 2012, we were in compliance with all loan covenants.

Credit Facility

On January 19, 2011, upon completion of the our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At June 30, 2012, our maximum allowable borrowing amount was $213.8 million. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.

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

As of June 30, 2012, we were in compliance with all credit facility covenants.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Cash Flows

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Cash and cash equivalents were $98.6 million and $92.5 million, at June 30, 2012 and 2011, respectively.

Net cash provided by operating activities increased $6.6 million to $35.3 million for the six months ended June 30, 2012 compared to $28.7 million for the six months ended June 30, 2011. The increase is due to the acquisitions of the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main, Lloyd District Portfolio and One Beach Street.

Net cash used in investing activities decreased $198.1 million to $43.6 million for the six months ended June 30, 2012 compared to $241.7 million for the six months ended June 30, 2011. The decrease was primarily due to the acquisition of First & Main for $128.9 million and purchase deposit of $91.6 million for Lloyd District Portfolio during the six months ended June 30, 2011. The decreases were offset by cash used in the acquisition of One Beach Street of $32.9 million in January 2012, net of the purchase deposit paid during 2011, an increase in capital expenditures during the six months ended June 30, 2012, and cash acquired through the acquisition of the controlling interest in the Solana Beach Centre entities and the Waikiki Beach Walk entities of $15.2 million in January 2011.

Net cash (used in) financing activities decreased $269.5 million to $(5.9) million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $263.6 million for the six months ended June 30, 2011. The decrease was primarily due to the proceeds from the issuance of shares of our common stock in connection with our initial public offering, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions and payment of dividends during the six months ended June 30, 2011. During the six months ended June 30, 2012, financing activities included $21.9 million of loan proceeds related to the mortgage loan on One Beach Street, offset by dividends paid and principal payments on outstanding secured notes payable.

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

The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2012 and 2011 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating income	$35,913	$31,326	$72,264	$62,040
General and administrative	(3,992)	(3,866)	(7,757)	(7,052)
Depreciation and amortization	(14,671)	(13,934)	(29,924)	(26,089)
Interest expense	(14,476)	(14,063)	(28,832)	(27,054)
Early extinguishment of debt	—	—	—	(25,867)
Loan transfer and consent fees	—	—	—	(9,019)
Gain on acquisition	—	—	—	46,371
Other income (expense), net	(150)	530	(256)	(71)

Income from continuing operations	2,624	(7)	5,495	13,259
Discontinued operations:
Results from discontinued operations	—	462	—	792

Net income	$2,624	$455	$5,495	$14,051

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

The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2012 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Funds from Operations (FFO)
Net income	$2,624	$5,495
Plus: Real estate depreciation and amortization	14,671	29,924

Funds from operations	17,295	35,419
Less: Nonforfeitable dividends on incentive restricted stock awards	(88)	(177)

FFO attributable to common stock and units	$17,207	$35,242

FFO per diluted share/unit	$0.30	$0.62

Weighted average number of common shares and units, diluted (1)	57,260,406	57,259,671

(1)	The weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of June 30, 2012, we do not hold any derivative financial instruments.

Interest Rate Risk

Marketable Securities

Our investments in marketable securities are subject to market risk due to changes in interest rates since interest rate movements affect the value of those investments. At June 30, 2012, our marketable securities consisted of investments in GNMA securities. The market values of these securities tend to decline in value as interest rates rise. If interest rates decrease, the market value of these securities generally will tend to increase, along with the level of prepayments of the underlying mortgages. At June 30, 2012, our GNMA Securities are carried at their fair value of $24.3 million.

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

Fixed Interest Rate Debt

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2012, we had $979.0 million of fixed rate debt outstanding with an estimated fair value of $987.9 million. If interest rates at June 30, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $31.1 million. If interest rates at June 30, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $33.2 million.

Variable Interest Rate Debt

At June 30, 2012, our only variable interest rate debt is our credit facility, which has not been drawn upon to date.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2012, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We may be subject to on-going litigation, relating to our portfolio and the properties comprising our portfolio and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 other than as previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

August 3, 2012	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2012	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)