Form 10-Q
period 2012-09-30
American Assets Trust, Inc.
filed 2012-11-09
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of Registrant’s common shares outstanding on November 9, 2012 was 39,627,212.

AMERICAN ASSETS TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,917,089	$1,659,106
Construction in progress	34,369	3,495
Held for development	14,877	24,675

	1,966,335	1,687,276
Accumulated depreciation	(267,840)	(234,595)

Net real estate	1,698,495	1,452,681
Cash and cash equivalents	34,917	112,723
Restricted cash	10,251	9,216
Marketable securities	—	28,235
Accounts receivable, net	6,076	6,847
Deferred rent receivable, net	29,392	23,294
Other assets, net	81,806	76,285

TOTAL ASSETS	$1,860,937	$1,709,281

LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$964,068	$943,479
Line of credit	141,000	—
Accounts payable and accrued expenses	33,950	25,476
Security deposits payable	5,482	4,790
Other liabilities and deferred credits	61,140	55,808

Total liabilities	1,205,640	1,029,553

Commitments and contingencies (Note 10)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 39,316,461 and 39,283,796 shares outstanding at September 30, 2012 and December 31, 2011, respectively	393	393
Additional paid-in capital	656,425	653,645
Accumulated dividends in excess of net income	(46,004)	(28,007)

Total American Assets Trust, Inc. stockholders’ equity	610,814	626,031
Noncontrolling interests	44,483	53,697

Total equity	655,297	679,728

TOTAL LIABILITIES AND EQUITY	$1,860,937	$1,709,281

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Rental income	$59,915	$53,278	$169,199	$146,860
Other property income	2,921	3,015	8,484	7,416

Total revenue	62,836	56,293	177,683	154,276
EXPENSES:
Rental expenses	17,024	16,187	48,219	42,720
Real estate taxes	6,301	5,390	17,689	14,800
General and administrative	3,959	3,733	11,716	10,786
Depreciation and amortization	16,432	15,827	46,356	41,916

Total operating expenses	43,716	41,137	123,980	110,222
OPERATING INCOME	19,120	15,156	53,703	44,054
Interest expense	(14,690)	(14,738)	(43,522)	(41,791)
Early extinguishment of debt	—	—	—	(25,867)
Loan transfer and consent fees	—	—	—	(9,019)
Gain on acquisition	—	—	—	46,371
Other income (expense), net	68	(108)	(188)	(179)

INCOME FROM CONTINUING OPERATIONS	4,498	310	9,993	13,569
DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(213)	327	(213)	1,119
Gain on sale of real estate property	—	3,981	—	3,981

Results from discontinued operations	(213)	4,308	(213)	5,100

NET INCOME	4,285	4,618	9,780	18,669
Net income attributable to restricted shares	(133)	(132)	(396)	(350)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	—	—	(16,995)
Net income attributable to unitholders in the Operating Partnership	(1,335)	(1,434)	(3,022)	(1,209)

NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$2,817	$3,052	$6,362	$2,573

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.08	$—	$0.17	$(0.03)
Discontinued operations	—	0.08	—	0.10

Basic net income attributable to common stockholders per share	$0.08	$0.08	$0.17	$0.07

Weighted average shares of common stock outstanding - basic	38,673,617	38,655,084	38,663,352	36,106,397

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.08	$—	$0.17	$(0.03)
Discontinued operations	—	0.08	—	0.10

Diluted net income attributable to common stockholders per share	$0.08	$0.08	$0.17	$0.07

Weighted average shares of common stock outstanding - diluted	57,054,425	57,051,173	57,054,425	53,265,648

Dividends declared per common share	$0.21	$0.21	$0.63	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statement of Equity

(Unaudited)

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2011	39,283,796	$393	$653,645	$(28,007)	$53,697	$679,728
Net income	—	—	—	6,758	3,022	9,780
Conversion of operating partnership units	24,903	—	652	—	(652)	—
Issuance of restricted stock	10,015	—	—	—	—	—
Forfeiture of restricted stock	(2,253)	—	—	—	—	—
Dividends declared and paid	—	—	—	(24,755)	(11,584)	(36,339)
Stock-based compensation	—	—	2,128	—	—	2,128

Balance at September 30, 2012	39,316,461	$393	$656,425	$(46,004)	$44,483	$655,297

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$9,780	$18,669
Results from discontinued operations	213	(5,100)

Income from continuing operations	9,993	13,569
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,521)	(1,639)
Depreciation and amortization	46,356	41,916
Amortization of debt issuance costs and debt fair value adjustments	2,964	2,924
Early extinguishment of debt	—	25,867
Loan transfer and consent fees	—	9,019
Gain on acquisition of controlling interests	—	(46,371)
Stock-based compensation expense	2,128	1,902
Other, net	998	1,774
Changes in operating assets and liabilities
Change in restricted cash	(2,100)	(848)
Change in accounts receivable	445	(3,262)
Change in other assets	(1,409)	(590)
Change in accounts payable and accrued expenses	2,848	5,689
Change in security deposits and other liabilities	(1,095)	125

Net cash provided by operating activities of continuing operations	55,607	50,075
Net cash (used in) provided by operating activities of discontinued operations	(213)	1,748

Net cash provided by operating activities	55,394	51,823

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(253,090)	(227,309)
Capital expenditures	(25,779)	(5,871)
Change in restricted cash	1,066	(1,653)
Cash acquired from acquisition of controlling interests in real estate joint ventures	—	15,222
Leasing commissions	(2,727)	(1,772)
Purchase of marketable securities	—	(33,103)
Maturity of marketable securities	4,384	3,502
Deposit on property acquisition	(2,000)	—
Sale of marketable securities	23,191	—

Net cash used in investing activities of continuing operations	(254,955)	(250,984)
Net cash provided by investing activities of discontinued operations	—	30,078

Net cash used in investing activities	(254,955)	(220,906)

FINANCING ACTIVITIES
Issuance of secured notes payable	21,900	84,500
Repayment of secured notes payable	(3,512)	(263,106)
Defeasance costs on repayment of secured notes payable	—	(24,345)
Proceeds from unsecured line of credit	164,000	—
Repayment of unsecured line of credit	(23,000)	—
Loan transfer and consent fees paid	—	(8,350)
Repayment of unsecured notes payable	—	(38,013)
Repayment of notes payable to affiliates	—	(19,279)
Debt issuance costs	(932)	(2,961)
Proceeds from issuance of common stock, net	—	596,541
Proceeds from private placement of common units	—	5,410
Dividends paid to common stock and unitholders	(36,340)	(34,010)
Deferred offering costs	(361)	—
Payments to nonaccredited investors	—	(6,075)
Distributions to Predecessor’s controlling and noncontrolling interests	—	(39,960)

Net cash provided by financing activities	121,755	250,352

Net (decrease) increase in cash and cash equivalents	(77,806)	81,269
Cash and cash equivalents, beginning of period	112,723	41,953

Cash and cash equivalents, end of period	$34,917	$123,222

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

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

As of September 30, 2012, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2012, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

160 King Street

The Landmark at One Market

One Beach Street

First & Main

Lloyd District Portfolio

City Center Bellevue

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Supplemental cash flow information
Total interest costs incurred	$43,983	$41,791

Interest capitalized	$461	$—

Interest expense	$43,522	$41,791

Cash paid for interest, net of amounts capitalized	$40,527	$39,158

Cash paid for income taxes	$1,210	$55

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$5,635	$1,525

Assumption of debt upon acquisition	$—	$268,008

Assumption of notes to affiliates upon acquisition	$—	$14,824

Acquisition of working capital deficit, net of cash	$—	$(4,175)

Distribution of investment in joint venture not acquired	$—	$11,480

Issuance of common shares and units for acquisition of properties	$—	$33,854

Notes receivable from affiliate settled in common units	$—	$21,797

Notes payable to affiliates settled in common units	$—	$828

Reduction to capital for prepaid Offering costs	$—	$1,974

Transfer taxes accrued at time of Offering	$—	$6,556

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our significant accounting policies during the nine months ended September 30, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 requires retrospective application and has been effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have significant impact on our disclosures of comprehensive income, since we do not have other comprehensive income.

NOTE 2. REAL ESTATE

Acquisitions

On January 24, 2012, we acquired One Beach Street, consisting of approximately 97,000 rentable square feet in a 3-story fully renovated historic office building located along the Embarcadero in San Francisco’s North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million. The identified intangible assets and liabilities are being amortized over a weighted average life of 7.0 years.

On August 21, 2012, we acquired City Center Bellevue, a 27-story LEED-EB Gold certified office tower, consisting of approximately 497,000 square feet, located in Bellevue, Washington. The purchase price was approximately $228.8 million, excluding closing costs of approximately $0.1 million. Additionally, we received credits to our purchase price of approximately $6.9 million that primarily relate to outstanding tenant improvement obligations and rent abatements. The identified intangible assets and liabilities are being amortized over a weighted average life of 5.8 years.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The allocation of the purchase price for each of One Beach Street and City Center Bellevue is as follows (in thousands):

	One Beach Street	City Center Bellevue	Total
Land	$15,332	$25,135	$40,467
Building	16,764	185,653	202,417
Land improvements	30	154	184
Tenant improvements	1,223	5,191	6,414

Total real estate	33,349	216,133	249,482
Lease intangibles	4,141	11,870	16,011
Prepaid expenses and other assets	1	2,596	2,597

Total assets	$37,491	$230,599	$268,090

Accounts payable and accrued expenses	$94	$456	$550
Security deposits payable	75	740	815
Lease intangibles	1,382	8,733	10,115
Other liabilities and deferred credits	22	497	519

Total liabilities	$1,573	$10,426	$11,999

We have included the results of operations for One Beach Street and City Center Bellevue in our consolidated statements of income from the date of acquisition. For the period of acquisition through September 30, 2012, One Beach Street contributed $2.9 million to total revenue, $0.7 million to operating expenses, $2.2 million to operating income and $0.6 million to net income. For the period of acquisition through September 30, 2012, City Center Bellevue contributed $2.2 million to total revenue, $0.4 million to operating expenses, $1.8 million to operating income and $0.1 million to net income.

On August 28, 2012, we entered into an agreement to acquire Geary Marketplace, a newly constructed, approximately 35,000 square foot, 100% leased, grocery anchored shopping center in Walnut Creek, California. The purchase price is approximately $21.0 million. The acquisition is expected to close early in the first quarter of 2013, subject to customary closing conditions.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of One Beach Street and City Center Bellevue with the historical results of operations of the Company, as though the entities were acquired on January 1, 2011. The pro forma financial information for the nine months ended September 30, 2011 also includes the pro forma results of operations of the Waikiki Beach Walk entities, Solana Beach Centre entities, First & Main, Lloyd District Portfolio and Solana Beach-Highway 101, each of which were acquired at various times during 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2011. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach Centre entities and Waikiki Beach Walk entities for the nine months ended September 30, 2011.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$177,683	$186,776	$154,276	$179,780
Total operating expenses	123,980	134,068	110,222	133,590
Operating income	53,703	52,708	44,054	46,190
Net income (loss)	$9,993	$9,126	$13,569	$(31,199	)(1)

(1)	The net loss for the nine months ended September 30, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

Dispositions

On August 30, 2011, we sold Valencia Corporate Center and determined that the property was a discontinued operation in the third quarter of 2011. During the third quarter of 2012, we received a supplemental tax billing related to Valencia Corporate Center for approximately $0.3 million, which we recorded against related reserves. The net tax billing of approximately $0.2 million is recorded in discontinued operations.

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
In-place leases	$72,853	$59,812
Accumulated amortization	(36,806)	(30,924)
Above market leases	32,910	42,428
Accumulated amortization	(20,114)	(25,657)

Acquired lease intangible assets, net	$48,843	$45,659

Below market leases	$80,263	$70,332
Accumulated accretion	(25,470)	(21,715)

Acquired lease intangible liabilities, net	$54,793	$48,617

We recorded in-place leases of $11.7 million, above market leases of $0.1 million, and below market leases of $8.7 million related to our acquisition of City Center Bellevue during the third quarter of 2012. The identified intangible assets and liabilities for City Center Bellevue are being amortized over a weighted average life of 5.8 years.

NOTE 4. MARKETABLE SECURITIES

Our portfolio of marketable securities was comprised of debt securities that were classified as trading securities. Our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We reported our trading securities at fair value, using prices provided by independent market participants that were based on observable inputs using market-based valuation techniques (Level 2 of the fair value hierarchy-see Note 5). On August 20, 2012, we sold all of our outstanding GNMA securities with a realized loss of $0.7 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, gains and losses resulting from the mark-to-market of these securities were recognized as unrealized gains or losses in income. Unrealized (losses) and gains in our statement of income for the nine months ended September 30, 2011 were insignificant and included in other income (expense).

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

The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.0% to 8.5%.

Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$—	$—	$28,235	$28,235
Secured notes payable	964,068	1,003,699	943,479	974,273
Credit facility	141,000	141,000	—	—
Deferred compensation liability	604	604	520	520

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Leasing commissions, net of accumulated amortization of $17,107 and $14,722, respectively	$19,906	$18,207
Acquired above market leases, net	12,796	16,771
Acquired in-place leases, net	36,047	28,888
Lease incentives, net of accumulated amortization of $2,128 and $1,850, respectively	1,573	1,850
Other intangible assets, net of accumulated amortization of $4,208 and $3,885, respectively	973	987
Debt issuance costs, net of accumulated amortization of $2,476 and $2,509, respectively	3,561	3,392
Purchase deposit	2,000	3,000
Prepaid expenses, deposits, and other	4,950	3,190

Total other assets	$81,806	$76,285

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income. The purchase deposit at December 31, 2011 relates to the acquisition of One Beach Street in San Francisco, California, which was completed on January 24, 2012 (Note 2). The purchase deposit at September 30, 2012 relates to the pending acquisition of Geary Marketplace in Walnut Creek, California (Note 2).

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Acquired below market leases, net	$54,793	$48,617
Prepaid rent and deferred revenue	4,538	5,008
Deferred rent expense and lease intangible	1,042	1,122
Deferred compensation	604	520
Straight-line rent liability	124	433
Other liabilities	39	108

Total other liabilities and deferred credits	$61,140	$55,808

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

NOTE 8. DEBT

The following is a summary of our total secured notes payable outstanding as of September 30, 2012 and December 31, 2011 (in thousands):

	Principal Balance as of		Stated Interest Rate as of September 30, 2012	Stated Maturity Date
Description of Debt	September 30, 2012	December 31, 2011
Alamo Quarry Market (1)(2)	$94,482	$96,027	5.67%	January 8, 2014
160 King Street (3)	30,214	31,412	5.68%	May 1, 2014
Waikele Center (4)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (4)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (2)(4)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (4)	82,300	82,300	4.93%	July 8, 2015
First & Main (4)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (4)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (4)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (4)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (4)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	37,302	37,330	6.39%	August 1, 2017
Loma Palisades (4)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (4)	21,900	—	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,727	21,921	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,316	7,380	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,676	11,788	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	38,922	39,293	5.91%	June 1, 2020

	977,793	959,405

Unamortized fair value adjustment	(13,725)	(15,926)

Total Secured Notes Payable Outstanding	$964,068	$943,479

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan was interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

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

Certain loans require us to comply with various financial covenants. As of September 30, 2012, we were in compliance with all loan covenants.

Credit Facility

On January 19, 2011, in connection with the Offering, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At September 30, 2012, our maximum allowable borrowing amount was $219.4 million, of which $141.0 million was outstanding. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million,

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bears interest at the rate of either the applicable LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. For the three and nine months ended September 30, 2012, we incurred approximately $0.3 million of interest expense on amounts drawn on our credit facility. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years. On January 10, 2012, the credit facility was amended a second time to (1) extend the maturity date to January 10, 2016 (with a one-year extension option), (2) decrease the applicable interest rates and (3) modify certain financial covenants contained therein. On September 7, 2012, the credit facility was amended a third time to allow the Company’s consolidated total secured indebtedness to be up to 55% of our secured total asset value for the period commencing upon the date that a material acquisition (generally, greater than $100 million) is consummated through and including the last day of the third fiscal quarter that follows such date.

The credit facility includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 60%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of up to 55% in certain circumstances,

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

As of September 30, 2012, we were in compliance with all credit facility covenants.

NOTE 9. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,371,186 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at September 30, 2012. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the nine months ended September 30, 2012, approximately 24,903 common units were converted into shares of our common stock at an average price per share of $26.21.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

Dividends

The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2012:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2012	$0.21	January 1, 2012 to March 31, 2012	March 30, 2012
Second Quarter 2012	$0.21	April 1, 2012 to June 30, 2012	June 29, 2012
Third Quarter 2012	$0.21	July 1, 2012 to September 30, 2012	September 28, 2012

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

We granted each of our non-employee directors restricted shares of our common stock pursuant to the 2011 Plan, either concurrently with the closing of the Offering or at the time the director was formally appointed to our board of directors (the “Board”). Additionally, on July 10, 2012, we granted a total of 8,015 restricted shares of our common stock to members of our Board. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our Board pursuant to our independent director compensation policy.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2012:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	628,712	$15.43
Granted	10,015	22.50
Vested	(3,252)	20.49
Forfeited	(2,253)	12.52

Nonvested at September 30, 2012	633,222	$15.64

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.1 million and $1.9 million in noncash compensation expense for the nine months ended September 30, 2012 and 2011, respectively, which is included in general and administrative expense on the consolidated statements of income. Unrecognized compensation expense was $5.1 million at September 30, 2012.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2012, we had a weighted average of approximately 632,438 and 628,240 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2012, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NUMERATOR
Income from continuing operations	$4,498	$310	$9,993	$13,569
Less: Net income attributable to restricted shares	(133)	(132)	(396)	(350)
Plus: Loss from continuing operations attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,454
Less: Income from continuing operations attributable to Predecessor’s controlled owners’ equity	—	—	—	(17,009)
Less: (Income) loss from continuing operations attributable to unitholders in the Operating Partnership	(1,403)	(57)	(3,090)	427

Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	2,962	121	6,507	(909)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	(145)	2,931	(145)	3,482

Net income attributable to common stockholders—basic	$2,817	$3,052	$6,362	$2,573

Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$2,962	$121	$6,507	$(909)
Plus: Income (loss) from continuing operations attributable to unitholders in the Operating Partnership	1,403	57	3,090	(427)

Income (loss) from continuing operations attributable to common stockholders—diluted	4,365	178	9,597	(1,336)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	(145)	2,931	(145)	3,482
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	(68)	1,377	(68)	1,636

Net income attributable to common stockholders—diluted	$4,152	$4,486	$9,384	$3,782

DENOMINATOR
Weighted average common shares outstanding—basic	38,673,617	38,655,084	38,663,352	36,106,397
Effect of dilutive securities—conversion of Operating Partnership units	18,380,808	18,396,089	18,391,073	17,159,251

Weighted average common shares outstanding—diluted	57,054,425	57,051,173	57,054,425	53,265,648

EARNINGS (LOSS) PER COMMON SHARE-BASIC
Continuing operations	$0.08	$—	$0.17	$(0.03)
Discontinued operations	—	0.08	—	0.10

	$0.08	$0.08	$0.17	$0.07

EARNINGS (LOSS) PER COMMON SHARE-DILUTED
Continuing operations	$0.08	$—	$0.17	$(0.03)
Discontinued operations	—	0.08	—	0.10

	$0.08	$0.08	$0.17	$0.07

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

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

Current minimum annual payments under the leases are as follows, as of September 30, 2012 (in thousands):

Year Ending December 31,
2012 (three months ending December 31, 2012)	$616
2013	2,502
2014	2,569
2015	2,636
2016	1,709
Thereafter	3,701	(1)

Total	$13,733

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

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

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel’s infrastructure is maintained in compliance with the franchisor’s brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel’s gross room revenue through December 2021 and 5.0% of the hotel’s gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel’s gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $5.6 million based on operating performance through September 30, 2012.

We have a property management agreement with Langley Investment Properties, Inc. (“Langley”) pursuant to which Langley manages and operates Lloyd District Portfolio, and we pay Langley a monthly management fee of 3.5% of “gross receipts,” as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement has an initial term that expires on June 30, 2013, with three one-year renewal options, exercisable by us in our sole discretion. The property management agreement may not be terminated by us or by Langley without cause during the initial term, except by mutual consent of both parties.

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

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 38.2% of total revenues for the nine months ended September 30, 2012. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the nine months ended September 30, 2012 and 2011, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

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

As of September 30, 2012, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years/period ending December 31 (in thousands):

Year Ending December 31,
2012 (three months ending December 31, 2012)	$44,292
2013	151,623
2014	131,893
2015	118,281
2016	100,553
Thereafter	222,193

Total	$768,835

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 12. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Minimum rents
Retail	$17,019	$15,847	$49,866	$48,062
Office	19,644	16,423	54,870	41,324
Multifamily	3,633	3,501	10,160	9,789
Mixed-use	2,114	2,239	6,649	6,275
Cost reimbursement	7,565	6,406	21,041	18,963
Percentage rent	533	455	1,259	1,090
Hotel revenue	9,017	8,010	24,142	20,274
Other	390	397	1,212	1,083

Total rental income	$59,915	$53,278	$169,199	$146,860

Minimum rents include $2.2 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $6.2 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were immaterial for the three months ended September 30, 2012 and $(0.9) million for the three months ended September 30, 2011, respectively, and $(0.7) million and $(1.6) million for the nine months ended September 30, 2012 and 2011, respectively.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental operating	$6,516	$6,031	$18,477	$15,747
Hotel operating	5,458	5,168	15,570	13,819
Repairs and maintenance	2,747	2,497	7,319	6,073
Marketing	263	402	833	1,261
Rent	510	555	1,751	2,154
Hawaii excise tax	996	1,028	2,753	2,516
Management fees	534	506	1,516	1,150

Total rental expenses	$17,024	$16,187	$48,219	$42,720

NOTE 13. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax expense	$5	$(309)	$(388)	$(690)
Loss from real estate joint ventures	—	—	—	(188)
Acquisition related expenses	(114)	(187)	(129)	(431)
Fee income from real estate joint ventures	—	—	—	44
Interest and investment income	177	388	329	1,086

Total other income (expense)	$68	$(108)	$(188)	$(179)

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

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

At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.6 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively, is included in rental income. Additionally, we leased space to Insurance Company of the West at Valencia Corporate Center until the sale of Valencia Corporate Center on August 30, 2011, and rental revenue recognized on these leases of $1.2 million for the nine months ended September 30, 2011, is included in discontinued operations.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.8 million and $0.7 million were made for the nine months ended September 30, 2012 and 2011, respectively, and are included in rental expenses on the statement of income.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Retail
Property revenue	$23,694	$21,494	$67,837	$64,923
Property expense	(6,828)	(5,981)	(18,648)	(17,433)

Segment profit	16,866	15,513	49,189	47,490

Total Office
Property revenue	21,657	18,335	60,838	45,767
Property expense	(6,807)	(6,209)	(19,458)	(15,029)

Segment profit	14,850	12,126	41,380	30,738

Total Multifamily
Property revenue	3,906	3,803	10,957	10,588
Property expense	(1,558)	(1,387)	(4,437)	(3,974)

Segment profit	2,348	2,416	6,520	6,614

Total Mixed-Use
Property revenue	13,579	12,661	38,051	32,998
Property expense	(8,132)	(8,000)	(23,365)	(21,084)

Segment profit	5,447	4,661	14,686	11,914

Total segments’ profit	$39,511	$34,716	$111,775	$96,756

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segments’ profit	$39,511	$34,716	$111,775	$96,756
General and administrative	(3,959)	(3,733)	(11,716)	(10,786)
Depreciation and amortization	(16,432)	(15,827)	(46,356)	(41,916)
Interest expense	(14,690)	(14,738)	(43,522)	(41,791)
Early extinguishment of debt	—	—	—	(25,867)
Loan transfer and consent fees	—	—	—	(9,019)
Gain on acquisition	—	—	—	46,371
Other income (expense), net	68	(108)	(188)	(179)

Income from continuing operations	4,498	310	9,993	13,569
Discontinued operations
Results from discontinued operations	(213)	4,308	(213)	5,100

Net income	4,285	4,618	9,780	18,669
Net income attributable to restricted shares	(133)	(132)	(396)	(350)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	—	—	(16,995)
Net income attributable to unitholders in the Operating Partnership	(1,335)	(1,434)	(3,022)	(1,209)

Net income attributable to American Assets Trust, Inc. stockholders	$2,817	$3,052	$6,362	$2,573

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2012	December 31, 2011
Net Real Estate
Retail	$652,766	$655,450
Office	804,811	551,955
Multifamily	36,587	37,187
Mixed-Use	204,331	208,089

	$1,698,495	$1,452,681

Secured Notes Payable (1)
Retail	$398,404	$400,320
Office	347,635	327,331
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310

	$977,793	$959,405

(1)	Excludes unamortized fair market value adjustments of $(13.7) million and $(15.9) million as of September 30, 2012 and December 31, 2011, respectively.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

Capital expenditures for each segment for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital Expenditures (1)
Retail	$4,292	$1,574	$11,734	$2,521
Office	10,381	1,638	15,737	3,850
Multifamily	259	335	782	472
Mixed-Use	108	670	253	800

	$15,040	$4,217	$28,506	$7,643

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2012

(Unaudited)

NOTE 16. SUBSEQUENT EVENTS

On October 10, 2012, we entered into a ten-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $111.0 million. The loan is secured by a first-priority deed of trust on City Center Bellevue and an assignment of all leases, rents and security deposits relating to City Center Bellevue. The loan has a maturity date of November 1, 2022, bears interest at a fixed rate per annum of 3.98% and is interest only.

On October 23, 2012, we entered into an agreement to sell 160 King Street located in San Francisco, California. The decision to sell 160 King Street was a result of our desire to reallocate capital within our existing and future portfolio. The sale is expected to be completed during the fourth quarter of 2012 in connection with the reverse tax deferred exchange structured for the acquisition of City Center Bellevue pursuant to the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable state revenue and taxation code sections.

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

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Texas, Oregon, Washington and Hawaii. As of September 30, 2012, our portfolio is comprised of ten retail shopping centers; eight office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of September 30, 2012, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 67.8% of our Operating Partnership as of September 30, 2012. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

As noted above, since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. Our results of operations for the nine months ended September 30, 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as entities acquired subsequent to our initial public offering. The results of operations for each of the acquisitions are included in our consolidated statements of income only from the date of acquisition.

Acquisitions and Dispositions

On January 24, 2012, we acquired One Beach Street, consisting of approximately 97,000 rentable square feet in a 3-story fully renovated historic office building located along the Embarcadero in San Francisco’s North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million.

On August 21, 2012, we acquired City Center Bellevue, a 27-story LEED-EB Gold certified office tower, consisting of approximately 497,000 square feet, located in Bellevue, Washington. The purchase price was approximately $228.8 million, excluding closing costs of approximately $0.1 million. Additionally, we received credits to our purchase price of approximately $6.9 million that primarily relate to outstanding tenant improvement obligations and rent abatements.

On August 28, 2012, we entered into an agreement to acquire Geary Marketplace, a newly constructed, approximately 35,000 square foot, 100% leased, grocery-anchored shopping center in Walnut Creek, California. The purchase price is approximately $21.0 million. The acquisition is expected to close early in the first quarter of 2013, subject to customary closing conditions. We can offer no assurances that this acquisition will close on the terms described herein, or at all.

On October 23, 2012, we entered into an agreement to sell 160 King Street located in San Francisco, California. The decision to sell 160 King Street was a result of our desire to reallocate capital within our existing and future portfolio. The sale is expected to be completed during the fourth quarter of 2012 in connection with the reverse tax deferred exchange structured for the acquisition of City Center Bellevue pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.8 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $5.4 million and $0.6 million, for the nine months ended September 30, 2012 and 2011, respectively.

We capitalized external and internal costs related to other property improvements of $11.8 million and none, respectively, for the three months ended September 30, 2012 and $2.9 million and none, respectively, for the three months ended September 30, 2011. We capitalized external and internal costs related to other property improvements of $21.2 million and none, respectively, for the nine months ended September 30, 2012 and $5.2 million and none, respectively, for the nine months ended September 30, 2011.

The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements were $0.1 million for both the three and nine months ended September 30, 2012. For the year ended December 31, 2011, we did not allocate salaries or related personnel costs to any assets and there was no payroll that was capitalized or deferred because we had no projects under active development, redevelopment, or construction other than ongoing tenant improvements. Additionally, the amount of time devoted by internal personnel to pre-construction activities in 2011 was immaterial.

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

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

The following summarizes our consolidated results of operations for the three months ended September 30, 2012 compared to our consolidated results of operations for the three months ended September 30, 2011. As of September 30, 2012, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2012, we owned land at five of our properties that we classified as held for development and/or construction in progress. As of September 30, 2011, our operating portfolio was comprised of 21 properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, and 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at five of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,			%
	2012	2011	Change
Revenues
Rental income	$59,915	$53,278	6,637	12
Other property income	2,921	3,015	(94)	(3)

Total property revenues	62,836	56,293	6,543	12
Expenses
Rental expenses	17,024	16,187	837	5
Real estate taxes	6,301	5,390	911	17

Total property expenses	23,325	21,577	1,748	8

Total property income	39,511	34,716	4,795	14

General and administrative	(3,959)	(3,733)	(226)	6
Depreciation and amortization	(16,432)	(15,827)	(605)	4
Interest expense	(14,690)	(14,738)	48	—
Other income (expense), net	68	(108)	176	(163)

Total other, net	(35,013)	(34,406)	(607)	2

Income from continuing operations	4,498	310	4,188	1,351
Discontinued operations
Results from discontinued operations	(213)	4,308	(4,521)	(105)

Net income	4,285	4,618	(333)	(7)
Net income attributable to restricted shares	(133)	(132)	(1)	1
Net income attributable to unitholders in the Operating Partnership	(1,335)	(1,434)	99	(7)

Net income attributable to American Assets Trust, Inc. stockholders	$2,817	$3,052	$(235)	(8)%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.5 million, or 12%, to $62.8 million for the three months ended September 30, 2012 compared to $56.3 million for the three months ended September 30, 2011. The percentage leased was as follows for each segment as of September 30, 2012 and 2011:

	Percentage Leased (1) September 30,
	2012	2011
Retail	96.9%	92.6%
Office	94.0%	94.1%
Multifamily	96.2%	94.4%
Mixed-Use (2)	97.4%	99.2%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2012 or September 30, 2011, as applicable.
(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $6.6 million, or 12%, to $59.9 million for the three months ended September 30, 2012 compared to $53.3 million for the three months ended September 30, 2011. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,				Three Months Ended September 30,			%
	2012	2011	Change	%	2012	2011	Change
Retail	$23,312	$21,136	$2,176	10%	$23,302	$21,133	$2,169	10%
Office	20,709	17,282	3,427	20	17,540	17,226	314	2
Multifamily	3,635	3,504	131	4	3,635	3,504	131	4
Mixed-Use	12,259	11,356	903	8	12,259	11,356	903	8

	$59,915	$53,278	$6,637	12%	$56,736	$53,219	$3,517	7%

(1)	For this table and tables following, the same-store portfolio excludes: Lloyd District Portfolio acquired on July 1, 2011; One Beach Street acquired on January 24, 2012; City Center Bellevue acquired on August 21, 2012; and land held for development.

On a same-store basis, retail rental revenue increased $2.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase was primarily due to the increase in the average percentage leased and additional cost reimbursements. Additionally, the Nordstrom Rack leases at Carmel Mountain Plaza and Alamo Quarry Market during the third quarter of 2012 contributed an increase of approximately $0.8 million from the prior year. Also during the third quarter of 2012, the remaining Borders space at Del Monte Center was re-leased at an increased cash basis rent of 29.2% per square foot. As of September 30, 2012, we have released all of our three former Borders spaces at an increased cash basis rent of 25.7% per square foot in the aggregate.

The increase in office rental revenue was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had rental revenue of $1.1 million and $2.0 million, respectively, for the three months ended September 30, 2012. The remaining increase was primarily due to additional cost reimbursements.

The increase in mixed-use rental revenue was due to increased tourist travel to Hawaii leading to higher hotel revenue, with average occupancy for the three months ended September 30, 2012 of 89.7% compared to 88.8% for the three months ended September 30, 2011 and revenue per available room of $263 and $242 for the three months ended September 30, 2012 and September 30, 2011, respectively.

Other property income. Other property income decreased $(0.1) million, or 3%, to $2.9 million for the three months ended September 30, 2012, compared to $3.0 million for the three months ended September 30, 2011. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,				Three Months Ended September 30,			%
	2012	2011	Change	%	2012	2011	Change
Retail	$382	$358	$24	7%	$382	$358	$24	7%
Office	948	1,053	(105)	(10)	858	830	28	3
Multifamily	271	299	(28)	(9)	271	299	(28)	(9)
Mixed-Use	1,320	1,305	15	1	1,320	1,305	15	1

	$2,921	$3,015	$(94)	(3)%	$2,831	$2,792	$39	1%

The decrease in office other property income of $0.1 million was primarily caused by the decrease in parking income during the third quarter of 2012, of approximately $0.3 million in connection with the development activity at Lloyd District Portfolio, offset by $0.2 million related to the acquisition of City Center Bellevue on August 21, 2012.

The decrease in multifamily other property income is due to a decrease in utility recoveries from residents, which is consistent with the decrease in utility expense at the properties.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.7 million , or 8%, to $23.3 million for the three months ended September 30, 2012, compared to $21.6 million for the three months ended September 30, 2011. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $0.8 million, or 5%, to $17.0 million for the three months ended September 30, 2012, compared to $16.2 million for the three months ended September 30, 2011. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$3,717	$3,541	$176	5%	$3,706	$3,541	$165	5%
Office	4,562	4,071	491	12	4,209	4,008	201	5
Multifamily	1,065	1,026	39	4	1,065	1,026	39	4
Mixed-Use	7,680	7,549	131	2	7,680	7,549	131	2

	$17,024	$16,187	$837	5%	$16,660	$16,124	$536	3%

The increase in retail rental expenses was due to higher rental expenses for the three months ended September 30, 2012, primarily due to the increase in percentage leased and higher premiums on our insurance policies.

The increase in office rental expenses was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had rental expenses of $0.3 million for the three months ended September 30, 2012 and higher premiums on our insurance policies.

Real Estate Taxes. Real estate tax expense increased $0.9 million, or 17%, to $6.3 million for the three months ended September 30, 2012 compared to $5.4 million for the three months ended September 30, 2011. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$3,111	$2,440	$671	28%	$3,087	$2,438	$649	27%
Office	2,245	2,138	107	5	1,945	2,076	(131)	(6)
Multifamily	493	361	132	37	493	361	132	37
Mixed-Use	452	451	1	—	452	451	1	—

	$6,301	$5,390	$911	17%	$5,977	$5,326	$651	12%

Real estate taxes increased $0.4 million during the three months ended September 30, 2012, primarily due to the receipt of 2011 supplemental tax bills from the California taxing authority for Southern California properties during the third quarter of 2012. Approximately $0.3 million of the additional tax expense is recoverable from our commercial tenants. The remaining $0.1 million is related to our multifamily portfolio, which will not be reimbursed.

Retail real estate taxes increased $0.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was primarily caused by higher real estate tax assessments due to receipt of supplemental tax bills received during the second and third quarters of 2012. The remaining increase is due to additional real estate tax accruals of approximately $0.2 million for Solana Beach Towne Center based on supplemental tax bills from the California taxing authority received during the third quarter, which was billed to the tenants during the third quarter.

The increase in office real estate taxes was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had real estate taxes of $0.1 million for the three months ended September 30, 2012. On a same store basis, office real estate taxes decreased due to a decrease in real estate taxes at First & Main based on estimates made during the third quarter of 2011.

The increase in multifamily real estate taxes was primarily due to additional real estate tax accruals for Imperial Beach Gardens, Mariner’s Point and Santa Fe Park RV Resort, based on supplemental tax bills from the California taxing authority received during the third quarter, which will not be reimbursed.

Property Operating Income

Property operating income increased $4.8 million, or 14%, to $39.5 million for the three months ended September 30, 2012, compared to $34.7 million for the three months ended September 30, 2011. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$16,866	$15,513	$1,353	9%	$16,891	$15,512	$1,379	9%
Office	14,850	12,126	2,724	22	12,244	11,972	272	2
Multifamily	2,348	2,416	(68)	(3)	2,348	2,416	(68)	(3)
Mixed-Use	5,447	4,661	786	17	5,447	4,661	786	17

	$39,511	$34,716	$4,795	14%	$36,930	$34,561	$2,369	7%

On a same-store basis, the retail property operating income increased $1.4 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in the percentage leased for the retail properties, which include our Nordstrom Rack leases at Carmel Mountain Plaza and Alamo Quarry Market, and additional cost reimbursements.

The increase in office property operating income was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had property operating income of $0.8 million and $1.8 million, respectively, for the three months ended September 30, 2012.

The decrease in multifamily property operating income was primarily due to additional real estate tax accruals based on receipt of supplemental tax bills from the California taxing authority received during the second and third quarters.

Mixed-use property operating income increased due to increased tourist travel to Hawaii leading to higher hotel operating income as a result of higher average occupancy for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Other

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 4%, to $16.4 million for the three months ended September 30, 2012, compared to $15.8 million for the three months ended September 30, 2011. This increase was primarily due to depreciation and amortization attributable to the acquired properties.

Other income (expense), net. Other income, net decreased $0.2 million, or 163%, to net other income of $0.1 million for the three months ended September 30, 2012, compared to net other expenses $0.1 million for the three months ended September 30, 2011, primarily due to a realized loss from our marketable securities. Other income (expense), net is comprised of interest and investment income, acquisition related expenses and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2012 compared to our consolidated results of operations for the nine months ended September 30, 2011. As of September 30, 2012, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2012, we owned land at five of our properties that we classified as held for development and/or construction in progress. As of September 30, 2011, our operating portfolio was comprised of 21 properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, and 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at five of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2012	2011
Revenues
Rental income	$169,199	$146,860	$22,339	15%
Other property income	8,484	7,416	1,068	14

Total property revenues	177,683	154,276	23,407	15
Expenses
Rental expenses	48,219	42,720	5,499	13
Real estate taxes	17,689	14,800	2,889	20

Total property expenses	65,908	57,520	8,388	15

Total property income	111,775	96,756	15,019	16

General and administrative	(11,716)	(10,786)	(930)	9
Depreciation and amortization	(46,356)	(41,916)	(4,440)	11
Interest expense	(43,522)	(41,791)	(1,731)	4
Early extinguishment of debt	—	(25,867)	25,867	(100)
Loan transfer and consent fees	—	(9,019)	9,019	(100)
Gain on acquisition	—	46,371	(46,371)	(100)
Other income (expense), net	(188)	(179)	(9)	5

Total other, net	(101,782)	(83,187)	(18,595)	22

Income from continuing operations	9,993	13,569	(3,576)	(26)
Discontinued operations
Results from discontinued operations	(213)	5,100	(5,313)	(104)

Net income	9,780	18,669	(8,889)	(48)
Net income attributable to restricted shares	(396)	(350)	(46)	13
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458	(2,458)	(100)
Net loss attributable to Predecessor’s controlled owners’ equity	—	(16,995)	16,995	(100)
Net income attributable to unitholders in the Operating Partnership	(3,022)	(1,209)	(1,813)	150

Net income attributable to American Assets Trust, Inc. stockholders	$6,362	$2,573	$3,789	147%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $23.4 million, or 15%, to $177.7 million for the nine months ended September 30, 2012 compared to $154.3 million for the nine months ended September 30, 2011. The percentage leased was as follows for each segment as of September 30, 2012 and 2011:

	Percentage Leased (1) September 30,
	2012	2011
Retail	96.9%	92.6%
Office	94.0%	94.1%
Multifamily	96.2%	94.4%
Mixed-Use (2)	97.4%	99.2%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2012 or September 30, 2011, as applicable.
(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $22.3 million, or 15%, to $169.2 million for the nine months ended September 30, 2012 compared to $146.9 million for the nine months ended September 30, 2011. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$66,831	$63,831	$3,000	5%	$60,120	$58,347	$1,773	3%
Office	58,031	43,755	14,276	33	30,766	30,351	415	1
Multifamily	10,167	9,799	368	4	10,167	9,799	368	4
Mixed-Use	34,170	29,475	4,695	16	—	—	—	—

	$169,199	$146,860	$22,339	15%	$101,053	$98,497	$2,556	3%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; One Beach Street acquired on January 24, 2012; City Center Bellevue acquired on August 21, 2012; and land held for development.

On a same-store basis, retail rental revenue increased $1.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was due to the increase in the average percentage leased and additional cost reimbursements, primarily related to supplemental tax billings received during 2012 for Carmel Mountain Plaza, Lomas Santa Fe Plaza, and Solana Beach Towne Centre. Also during the third quarter of 2012, the remaining Borders space at Del Monte Center was re-leased at an increased cash basis rent of 29.2% per square foot. As of September 30, 2012, we have released all of our three former Borders spaces at an increased cash basis rent of 25.7% per square foot in the aggregate.

The increase in office rental revenue was primarily caused by the acquisition of One Beach Street on January 24, 2012, and City Center Bellevue on August 21, 2012, which had additional rental revenue of $2.9 million and $2.0 million, respectively, for the nine months ended September 30, 2012. Additionally, Solana Beach Corporate Centre, First & Main and Lloyd District Portfolio contributed an additional $0.7 million, $2.7 million, and $5.6 million, respectively, in rental revenue during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the acquisition of these properties during 2011.

The increase in mixed-use rental revenue was due to increased tourist travel to Hawaii leading to higher hotel revenue, with average occupancy for the nine months ended September 30, 2012 of 90.2% compared to 88.8% for the nine months ended September 30, 2011 and revenue per available room of $238 and $215 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Other property income. Other property income increased $1.1 million, or 14%, to $8.5 million for the nine months ended September 30, 2012, compared to $7.4 million for the nine months ended September 30, 2011. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$1,006	$1,092	$(86)	(8)%	$958	$1,091	$(133)	(12)%
Office	2,807	2,012	795	40	1,367	1,482	(115)	(8)
Multifamily	790	789	1	—	790	789	1	—
Mixed-Use	3,881	3,523	358	10	—	—	—	—

	$8,484	$7,416	$1,068	14%	$3,115	$3,362	$(247)	(7)%

Retail other property income decreased $0.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease was primarily due to a lease termination fee of $0.1 million paid by a tenant at Del Monte Center during the nine months ended September 30, 2011.

The increase in office other property income was primarily caused by the acquisition of Lloyd District Portfolio on July 1, 2011, which had parking income of $0.9 million for the nine months ended September 30, 2012.

The increase in mixed-use other property income is attributed to the increase in average occupancy for the nine months ended September 30, 2012.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $8.4 million, or 15%, to $65.9 million for the nine months ended September 30, 2012, compared to $57.5 million for the nine months ended September 30, 2011. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $5.5 million, or 13%, to $48.2 million for the nine months ended September 30, 2012, compared to $42.7 million for the nine months ended September 30, 2011. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$10,164	$10,199	$(35)	—%	$9,594	$9,538	$56	1%
Office	12,953	9,701	3,252	34	6,619	6,925	(306)	(4)
Multifamily	3,089	3,001	88	3	3,089	3,001	88	3
Mixed-Use	22,013	19,819	2,194	11	—	—	—	—

	$48,219	$42,720	$5,499	13%	$19,302	$19,464	$(162)	(1)%

The increase in office rental expenses was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had rental expenses of $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2012. Additionally, Solana Beach Corporate Centre, First & Main and Lloyd District Portfolio contributed an additional $0.1 million, $0.3 million and $2.3 million, respectively, in rental expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the acquisition of these properties during 2011. Additionally, we incurred higher premiums on our insurance policies, which are offset by lower rent expense for rental of the Annex at The Landmark at One Market.

Real Estate Taxes. Real estate tax expense increased $2.9 million, or 20%, to $17.7 million for the nine months ended September 30, 2012 compared to $14.8 million for the nine months ended September 30, 2011. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$8,484	$7,234	$1,250	17%	$7,455	$6,750	$705	10%
Office	6,505	5,328	1,177	22	3,851	3,631	220	6
Multifamily	1,348	973	375	39	1,348	973	375	39
Mixed-Use	1,352	1,265	87	7	—	—	—	—

	$17,689	$14,800	$2,889	20%	$12,654	$11,354	$1,300	11%

Real estate taxes increased $1.0 million during the nine months ended September 30, 2012, primarily due to the receipt of 2011 supplemental tax bills from the California taxing authority for Southern California properties during the second and third quarters of 2012. Approximately $0.7 million of the additional tax expense is recoverable from our commercial tenants. The remaining $0.3 million is related to our multifamily portfolio, which will not be reimbursed.

Retail real estate taxes increased $1.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to additional real estate tax accruals at Carmel Mountain Plaza, Lomas Santa Fe Plaza and Solana Beach Towne Centre based on supplemental tax bills from the California taxing authority received during 2012, which were billed to the tenants during the nine months ended September 30, 2012.

The increase in office real estate taxes was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had real estate taxes of $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2012. Additionally, First & Main and Lloyd District Portfolio contributed an additional $0.1 million and $0.5 million, respectively, in real estate taxes during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the acquisition of these properties during 2011. On a same-store basis, office real estate taxes increased $0.2 million due to additional tax accruals at Torrey Reserve Campus based on supplemental tax bills from the California taxing authority received during the second quarter, which are recoverable from the tenants.

The increase in multifamily real estate taxes was primarily due to additional real estate tax accruals for all multifamily properties based on supplemental tax bills from the California taxing authority received during the second and third quarters of 2012, which are not reimbursable.

Property Operating Income

Property operating income increased $15.0 million, or 16%, to $111.8 million for the nine months ended September 30, 2012, compared to $96.8 million for the nine months ended September 30, 2011. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2012	2011			2012	2011
Retail	$49,189	$47,490	$1,699	4%	$44,029	$43,150	$879	2%
Office	41,380	30,738	10,642	35	21,663	21,277	386	2
Multifamily	6,520	6,614	(94)	(1)	6,520	6,614	(94)	(1)
Mixed-Use	14,686	11,914	2,772	23	—	—	—	—

	$111,775	$96,756	$15,019	16%	$72,212	$71,041	$1,171	2%

On a same-store basis, the retail property operating income increased $0.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is primarily due to increased rental revenue related to the increase in the average percentage leased and additional cost reimbursements.

The increase in office property operating income was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had property operating income of $2.2 million and $1.8 million, respectively, for the nine months ended September 30, 2012. Additionally, Solana Beach Corporate Centre, First & Main and Lloyd District Portfolio contributed an additional $0.6 million, $2.5 million, and $3.3 million, respectively, in property operating income during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the acquisition of these properties during 2011.

The mixed-use property operating income increased due to an increase in tourist travel to Hawaii and higher average occupancy for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Other

General and administrative. General and administrative expenses increased $0.9 million, or 9%, to $11.7 million for the nine months ended September 30, 2012, compared to $10.8 million for the nine months ended September 30, 2011. This increase was due primarily to higher personnel costs, along with additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $4.5 million, or 11%, to $46.4 million for the nine months ended September 30, 2012, compared to $41.9 million for the nine months ended September 30, 2011. This increase was due primarily to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $1.7 million, or 4%, to $43.5 million for the nine months ended September 30, 2012 compared with $41.8 million for the nine months ended September 30, 2011. This increase was primarily due to interest expense on the senior mortgage loans obtained on First & Main on June 1, 2011 and One Beach Street on March 29, 2012. Additionally, the nine months ended September 30, 2012 include interest expense on the properties acquired at the time of our initial public offering for the entire nine month period compared to only the period from January 19 through September 30, 2011 for the nine months ended September 30, 2011. This was offset by a decrease in utilization fees on our revolving line of credit resulting from the amendment to the line of credit in January 2012 and an increase in capitalized interest of $0.5 million.

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

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of September 30, 2012, we held $34.9 million in cash and cash equivalents.

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

Indebtedness Outstanding

The following table sets forth information as of September 30, 2012, with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at September 30, 2012	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$94,482	5.67%	$7,567	January 8, 2014	$91,717
160 King Street (3)	30,214	5.68%	3,351	May 1, 2014	27,513
Waikele Center (4)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(4)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (4)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (4)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (4)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,302	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (4)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (1)	21,727	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (1)	7,316	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,676	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	38,922	5.91%	2,849	June 1, 2020	33,898

Total	977,793		$58,760		$960,469

Unamortized fair value adjustment	(13,725)

Total Secured Notes Payable Balance	$964,068

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule.
(4)	Interest only.
(5)	Loan was interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule. Annual debt service is for the period October 1, 2012 through September 30, 2013.

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

On October 10, 2012, we entered into a ten-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $111.0 million. The loan is secured by a first-priority deed of trust on City Center Bellevue and an assignment of all leases, rents and security deposits relating to City Center Bellevue. The loan has a maturity date of November 1, 2022, bears interest at a fixed rate per annum of 3.98% and is interest only.

Certain loans require us to comply with various financial covenants. As of September 30, 2012, we were in compliance with all loan covenants.

Credit Facility

On January 19, 2011, upon completion of our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At September 30, 2012, our maximum allowable borrowing amount was $219.4 million, of which $141.0 million was outstanding.

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

On September 7, 2012, the credit facility was amended a third time to allow our consolidated total secured indebtedness to be up to 55% of our secured total asset value for the period commencing upon the date that a material acquisition (generally, greater than $100 million) is consummated through and including the last day of the third fiscal quarter that follows such date.

The credit facility, as amended, includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 60.0%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of up to 55% in certain circumstances,

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

As of September 30, 2012, we were in compliance with all credit facility covenants.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Cash Flows

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Cash and cash equivalents were $34.9 million and $123.2 million, at September 30, 2012 and 2011, respectively.

Net cash provided by operating activities increased $3.6 million to $55.4 million for the nine months ended September 30, 2012 compared to $51.8 million for the nine months ended September 30, 2011. The increase is due to the acquisitions of the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main, Lloyd District Portfolio, One Beach Street and City Center Bellevue.

Net cash used in investing activities increased $34.1 million to $255.0 million for the nine months ended September 30, 2012 compared to $220.9 million for the nine months ended September 30, 2011. The increase was primarily due to the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012. The increase in investing activities is also due to an increase in capital expenditures related to our construction activity for our development properties. These increases are minimally offset by the sale of our marketable securities during the third quarter of 2012 to help finance our acquisition of City Center Bellevue.

Net cash provided by financing activities decreased $128.6 million to $121.8 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $250.4 million for the nine months ended September 30, 2011. The decrease was primarily due to the proceeds from the issuance of shares of our common stock in connection with our initial public offering, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions. During the nine months ended September 30, 2012, financing activities included $21.9 million of loan proceeds related to the mortgage loan on One Beach Street and $141.0 million of proceeds from our line of credit related to the acquisition of City Center Bellevue.

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

The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2012 and 2011 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating income	$39,511	$34,716	$111,775	$96,756
General and administrative	(3,959)	(3,733)	(11,716)	(10,786)
Depreciation and amortization	(16,432)	(15,827)	(46,356)	(41,916)
Interest expense	(14,690)	(14,738)	(43,522)	(41,791)
Early extinguishment of debt	—	—	—	(25,867)
Loan transfer and consent fees	—	—	—	(9,019)
Gain on acquisition	—	—	—	46,371
Other income (expense), net	68	(108)	(188)	(179)

Income from continuing operations	4,498	310	9,993	13,569
Discontinued operations:
Results from discontinued operations	(213)	4,308	(213)	5,100

Net income	$4,285	$4,618	$9,780	$18,669

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

The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2012 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Funds from Operations (FFO)
Net income	$4,285	$9,780
Plus: Real estate depreciation and amortization	16,432	46,356

Funds from operations	20,717	56,136
Less: Nonforfeitable dividends on incentive restricted stock awards	(89)	(266)

FFO attributable to common stock and units	$20,628	$55,870

FFO per diluted share/unit	$0.36	$0.98

Weighted average number of common shares and units, diluted (1)	57,266,166	57,261,363

(1)	The weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of September 30, 2012, we do not hold any derivative financial instruments.

Interest Rate Risk

Marketable Securities

Our investments in marketable securities are subject to market risk due to changes in interest rates since interest rate movements affect the value of those investments. The market value of these securities tends to decline in value as interest rates rise. If interest rates decrease, the market value of these securities generally will tend to increase, along with the level of prepayments of the underlying mortgages.

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

Fixed Interest Rate Debt

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2012, we had $977.8 million of fixed rate debt outstanding with an estimated fair value of $1.0 billion. If interest rates at September 30, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $30.0 million. If interest rates at September 30, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $32.0 million.

Variable Interest Rate Debt

At September 30, 2012, our only variable interest rate debt is our credit facility. Our maximum allowable borrowing amount on the credit facility was $219.4 million, of which $141.0 million was outstanding at September 30, 2012

ITEM 4. CONTROLS AND PROCEDURES

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2012, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We may be subject to on-going litigation, relating to our portfolio and the properties comprising our portfolio, and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 other than as previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 (1)	Purchase and Sale Agreement between City Center Bellevue Property LLC, as Seller, and American Assets Trust, L.P., as Purchaser, dated July 30, 2012.

10.1 (2)	Third Amendment to Credit Agreement, dated September 7, 2012, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named herein.

10.2 (3)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.

10.3 (3)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*	Filed herewith.
(1)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.

(2)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.
(3)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

November 9, 2012	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2012	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)