Form 10-K
period 2012-12-31
American Assets Trust, Inc.
filed 2013-02-22
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 29, 2012 was $804.0 million.

The number of Registrant’s common shares outstanding on February 22, 2013 was 39,664,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of American Assets Trust, Inc.’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

AMERICAN ASSETS TRUST, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2012

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

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Hawaii, and Texas. As of December 31, 2012 our portfolio is comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2012, we owned land at five of our properties that we classified as held for development. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.

We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 68.4% of our Operating Partnership as of December 31, 2012. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

As noted above, since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the year ended December 31, 2010 reflect the results of operations and financial condition for our Predecessor. Our results of operations for the years ended December 31, 2011 and 2012 reflect the results of operations and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as First & Main, Lloyd District Portfolio, Solana Beach—Highway 101, One Beach Street, City Center Bellevue and Geary Marketplace, each acquired subsequent to our initial public offering. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center and in December 2012, we sold 160 King Street; and we have reclassified our financial statements for all periods prior to the sales to reflect Valencia Corporate Center and 160 King Street as discontinued operations.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:

•

Irreplaceable Portfolio of High Quality Retail and Office Properties. We have acquired and developed a high quality portfolio of retail and office properties located in affluent neighborhoods and sought-after business centers in Southern California, Northern California, Oahu, Hawaii, Portland, Oregon, San Antonio, Texas and Bellevue, Washington. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.

•	Experienced and Committed Senior Management Team with Strong Sponsorship. The members of our senior management team have significant experience in all aspects of the commercial real estate industry.

•

Properties Located in High-Barrier-to-Entry Markets with Strong Real Estate Fundamentals. Our core markets currently include Southern California, Northern California, Oregon, Washington and Hawaii, which we believe have attractive long-term real estate fundamentals driven by favorable supply and demand characteristics.

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

Employees

At December 31, 2012, we had 114 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Tax Status

We elected to be taxed as a REIT and operate in a manner that allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2011. We believe that our organization and method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income to our stockholders.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all but one of our properties are subject to an increased risk of earthquakes. While we will carry earthquake insurance on all of our properties the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Segments

We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2012, 2011 and 2010 is set forth in footnote 17 to our consolidated financial statements in Item 8 of this Report.

Tenants Accounting for over 10% of Revenues

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2012, 2011 or 2010. salesforce.com at The Landmark at One Market accounted for approximately 13.3% and 15.1% of total office segment revenues for the years ended December 31, 2012 and 2011.

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

Risks Related to Our Business and Operations

Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in California, Oregon, Washington, Texas and Hawaii, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.

Our properties are located in California, Oregon, Washington, Texas and Hawaii, and substantially all of our properties are concentrated in California, Oregon, Washington and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires and other events). For example, California, Oregon, Washington and Hawaii experienced economic downturns in recent years. As such, our retail and office properties were impacted by these conditions. Additionally, our properties in Hawaii were impacted by the effects of reduced tourism in Hawaii as a result of the economic downturn. If there is a further downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in either of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for retail, office, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California, Oregon, Washington or Hawaii markets, or any decrease in demand for retail, office, multifamily or mixed-use space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.

At December 31, 2012, we had total debt outstanding of $1,057.7 million, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. We also have a revolving credit facility with a capacity of $250.0 million, with no balance outstanding at December 31, 2012. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2012, the three largest tenants in our office portfolio—salesforce.com, the Veterans Benefits Administration and Autodesk, Inc.—represented approximately 20.8% of the total annualized base rent in our office portfolio. salesforce.com, inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

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

For example, Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation, which leases retail space for a Kmart store at one of our properties with an aggregate of 119,590 leased square feet for an aggregate annualized base rent of $3.8 million as of December 31, 2011 announced in early 2012 that it would close approximately 80 stores during the year. The loss of Kmart as a tenant at our property could (1) decrease customer traffic for our other tenants at the property, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for the property.

As of December 31, 2012, our largest anchor tenants were Lowe’s, Kmart and Foodland Super Market, which together represented approximately 15.0% of our total annualized base rent of our retail portfolio in the aggregate, and 6.0%, 5.5% and 3.5%, respectively, of the annualized base rent generated by our retail properties. Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Although we are currently collecting the rent for the leased premises, Foodland Super Market, Ltd.’s lease expires in 2014 and it is unlikely that it will renew its lease with us. In the event that Foodland Super Market, Ltd. does not renew its lease with us, there can be no assurances that we will be able to re-lease such premises at market rents, or at all, which may materially adversely affect our financial condition, results of operations, cash flow and cash available for distribution and our ability to satisfy our debt service obligations.

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

As of December 31, 2012, leases representing 8.9% of the square footage and 9.6% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2013, and an additional 4.7% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply and deterioration in the multifamily market stemming from the recent recession, and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.

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

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

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

We have limited operating history as a REIT or a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002. We were required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange, or NYSE, listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. See “-Risks Related to Our Status as a REIT-Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.”

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

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the California, Oregon, Washington, Texas and Hawaii real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

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

Because we own the Waikiki Beach Walk-Embassy Suites™ in Hawaii and the Santa Fe Park RV Resort in California, we are susceptible to risks associated with the hospitality industry, including:

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

We must rely on third-party management companies to operate the Waikiki Beach Walk—Embassy Suites™ in order to maintain our qualification as a REIT under the Code, and, as a result, we will have less control than if we were operating the hotel directly.

In order for us to maintain our qualification as a REIT, we have leased the Waikiki Beach Walk—Embassy Suites™ to WBW Hotel Lessee, LLC, our taxable REIT subsidiary, or TRS, lessee, and engaged a third party management company to operate our hotel. While we have some input into operating decisions for the hotel leased by our TRS lessee and operated under a management agreement, we will have less control than if we managed the hotel ourselves. Even if we believe that our hotel is not being operated efficiently, we may not have sufficient rights under the management agreement to enable us to force the management company to change its method of operation. We cannot assure you that the management company will successfully manage our hotel. A failure by the management company to successfully manage the hotel could lead to an increase in our operating expenses or a decrease in our revenue, or both, which could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

If our relationship with the franchisor of the Waikiki Beach Walk-Embassy Suites™ was to deteriorate or terminate, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $5.7 million based on operating performance through December 31, 2012. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.

Embassy Suites™, our franchisor, has a right of first offer with respect to the Waikiki Beach Walk—Embassy Suites™, which may limit our ability to obtain the highest price possible for the hotel.

Pursuant to the terms of our franchise agreement for the Waikiki Beach Walk-Embassy Suites™, the franchisor has a right of first offer to purchase the hotel if we propose to sell all or a portion of the hotel or any interest therein. In the event that we choose to dispose of the hotel, we would be required to notify the franchisor, prior to offering the hotel to any other potential buyer, of the price and conditions on which we would be willing to sell the hotel, and the franchisor would have the right, within 30 days of receiving such notice, to make an offer to purchase the hotel. If the franchisor makes an offer to purchase that is equal to or greater than the price and on substantially the same terms set forth in our notice, then we will be obligated to sell the hotel to the franchisor at that price and on those terms. If the franchisor makes an offer to purchase for less than the price stated in our notice or on less favorable terms, then we may reject the franchisor’s offer. The existence of this right of first offer could adversely impact our ability to obtain the highest possible price for the hotel as, during the term of the franchise agreement, we would not be able to offer the hotel to potential purchasers through a competitive bid process or in a similar manner designed to maximize the value obtained for the property without first offering to sell this property to the franchisor.

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

Potential losses from earthquakes in California, Oregon, Washington and Hawaii may not be fully covered by insurance.

Many of the properties we currently own are located in California, Oregon, Washington and Hawaii, which are areas especially subject to earthquakes. While we will carry earthquake insurance on all of our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of an earthquake, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental homes, as well as owner occupied single-and multifamily homes. Competitive housing in a particular area and an increase in the affordability of owner occupied single and multifamily homes due to, among other things, housing prices, oversupply, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “Risks Related to Our Business and Operations,” as well as the following:

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

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreement, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the recent economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

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

Even if we continue to qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. All of the properties in our portfolio that are located in California have been or will be reassessed as a result of our initial public offering and the Formation Transactions. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay any expected dividends to our stockholders could be adversely affected.

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

As of December 31, 2012, Mr. Rady and his affiliates owned approximately 13.9% of our outstanding common stock and 26.6% of our outstanding common units, which together represent an approximate 35.8% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.

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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2012, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 31.6% of our outstanding common units and approximately 15.8% of our outstanding common stock, which together represent an approximate 42.1% beneficial interest in our company on a fully diluted basis.

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

In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our Operating Partnership, including Mr. Rady and his affiliates and an affiliate of Mr. Chamberlain, that provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, in a taxable transaction during the period from the closing of our initial public offering through the seventh anniversary of such closing, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. Notwithstanding the foregoing the Operating

Partnership’s indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. The tax protected properties represented 29.0% of our portfolio’s annualized base rent as of December 31, 2012 and including total revenue for Waikiki Beach Walk-Embassy Suites™ for the 12 month period ended December 31, 2012. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

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

Our lease with our TRS lessee requires our TRS lessee to pay us rent based in part on revenues from the Waikiki Beach Walk-Embassy Suites™. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessee’s ability to pay us rent due under the lease, including but not limited to the increases in:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

Increases in these operating expenses can have an adverse impact on our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Future sales of common stock or common units by our directors and officers, or their pledgees, as a result of margin calls or foreclosures could adversely affect the price of our common stock and could, in the future, result in a loss of control of our company.

Our directors and officers may pledge shares of common stock or common units owned or controlled by them as collateral for loans or for margin purposes in favor of third parties. Depending on the status of the various loan obligations for which the stock or units ultimately serve as collateral and the trading price of our common stock, our directors and/or officers, and their affiliates, may experience a foreclosure or margin call that could result in the sale of the pledged stock or units, in the open market or otherwise. Unlike for our directors and officers, sales by these pledgees may not be subject to the volume limitations of Rule 144 of the Securities Act. A sale of pledged stock or units by pledgees could result in a loss of control of our company, depending upon the number of shares of stock or units sold and the ownership interests of other stockholders. In addition, sale of these shares or units, or the perception of possible future sales, could have a materially adverse effect on the trading price of our common stock or make it more difficult for us to raise additional capital through sales of equity securities.

Risks Related to Our Status as a REIT

Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the value of our common stock.

We elected to be taxed and to operate in a manner that allowed us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot be assured that we will qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions they operate.

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

To maintain our REIT status, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

We may in the future choose to make dividends payable partly in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

To maintain our REIT status, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains. In order to preserve cash to repay debt or for other reasons, we may satisfy the REIT distribution requirements by distributing taxable dividends that are payable partly in our stock and partly in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may have an adverse effect on the per share trading price of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

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

To maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Legislative or other actions affecting REITs could have a negative effect on us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification.

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

Our Portfolio

As of December 31, 2012, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2012, we owned land at five of our properties that we classified as held for development.

Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	100.0%	$3,418,273	$43.77
Carmel Mountain Plaza(1)	San Diego, CA	1994	13	520,228	92.1	10,333,487	21.57
South Bay Marketplace(1)	San Diego, CA	1997	9	132,877	100.0	2,150,465	16.18
Rancho Carmel Plaza	San Diego, CA	1993	3	30,421	89.3	765,496	28.18
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	94.8	5,265,448	26.50
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	99.4	5,652,581	23.05
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	676,571	98.9	9,192,149	13.74
Geary Marketplace	Walnut Creek, CA	2012	3	35,156	100.0	1,068,883	30.40
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,569,640	134.49
Waikele Center	Waipahu, HI	1993/2008	9	537,823	94.8	17,616,476	34.55
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	589,501	99.9	12,895,221	21.90

Subtotal / Weighted Average Retail Portfolio			102	3,068,645	97.0%	$69,928,119	$23.49
OFFICE PROPERTIES
Torrey Reserve	San Diego, CA	1996-2000	9	456,850	93.1%	$15,431,733	$36.28
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,019	93.5	6,752,284	34.06
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	421,934	100.0	18,966,745	44.95
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	100.0	2,794,437	28.63
First & Main	Portland, OR	2010	1	361,229	98.8	11,150,871	31.24
Lloyd District Portfolio	Portland, OR	1940-2011	6	605,413	85.3	11,462,073	22.20
City Center Bellevue	Bellevue, WA	1987	1	490,508	92.1	13,595,919	30.10

Subtotal / Weighted Average Office Portfolio			23	2,645,567	93.3%	$80,154,062	$32.47

Total / Weighted Average Retail and Office Portfolio			125	5,714,212	95.3%	$150,082,181	$27.56
Mixed-Use Portfolio
Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (3)	Honolulu, HI	2006	3	96,707	95.5%	$9,977,318	$108.03

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008	2	369	88.9%	$264.06	$234.75

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	97.4%	$9,932,424	$1,551
Imperial Beach Gardens	Imperial Beach, CA	1959/2008-present	26	160	98.8	2,619,372	1,381
Mariner’s Point	Imperial Beach, CA	1986	8	88	100	1,189,188	1,126
Santa Fe Park RV Resort (4)	San Diego, CA	1971/2007-2008	1	126	74.0	913,200	816

Total / Weighted Average Multifamily			115	922	94.7%	$14,654,184	$1,399

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	6	127,112	$1,020,900
South Bay Marketplace	1	2,824	$91,320
Del Monte Center	2	295,100	$201,291
Alamo Quarry Market	4	31,994	$459,075

(2)	This property contains 421,934 net rentable square feet consisting of The Landmark at One Market (377,714 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2016, which we have the option to extend until 2026 pursuant to two five-year extension options.
(3)	Waikiki Beach Walk-Retail contains 96,707 net rentable square feet consisting of 94,093 net rentable square feet that we own in fee and approximately 2,614 net rentable square feet of space in which we have a subleasehold interest pursuant to a sublease from First Hawaiian Bank effective through December 31, 2021.
(4)	The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 122 RV spaces and four apartments.

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

•

Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2012, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2012. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2012, divided by total units available, expressed as a percentage.

•

Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2012, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2012. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2012 for our retail and office portfolio equaled approximately $4.6 million for the year ended December 31, 2012. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2012. Total abatements for leases in effect as of December 31, 2012 for our multifamily portfolio equaled approximately $0.03 million for the year ended December 31, 2012.

•	Units represent the total number of units available for sale/rent at December 31, 2012.

•

Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2012, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2012, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2012 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units for the 12-month period ended December 31, 2012.

Tenant Diversification

At December 31, 2012, our operating portfolio had approximately 776 leases with office and retail tenants, of which 4 expired on December 31, 2012 and 10 had not yet commenced. Our residential properties had approximately 780 leases with residential tenants at December 31, 2012, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 61 leases with retailers. No one tenant or affiliated group of tenants accounted for more than 6.6% of our annualized base rent as of December 31, 2012 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2012.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One Market	6/30/2019	226,892	3.9%	$10,624,175	6.6%
		4/30/2020
		5/31/2021
Lowe’s	Waikele Center	5/31/2018	155,000	2.7	4,221,786	2.6
Kmart	Waikele Center	6/30/2018	119,590	2.1	3,826,880	2.4
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.6	3,006,453	1.9
Autodesk, Inc. (2)	The Landmark at One	12/31/2015	68,869	1.2	2,984,838	1.9
	Market	12/31/2017
Microsoft Corporation (2)	The Landmark at One Market	12/31/2012	45,795	0.8	2,976,675	1.9
Treasury Tax Administration (3)	First & Main	8/31/2015	70,660	1.2	2,583,330	1.6
Insurance Company of the West	Torrey Reserve Campus	12/31/2016	81,040	1.4	2,449,631	1.5
Foodland Super Market (4)	Waikele Center	1/25/2014	50,000	0.9	2,430,981	1.5
Treasury Call Center (5)	First & Main	8/31/2020	63,648	1.1	2,184,302	1.4
Caradigm USA LLC	City Center Bellevue	8/14/2017	68,956	1.2	2,103,158	1.3
Sports Authority	Carmel Mountain Plaza, Waikele Center	11/30/2013 7/18/2018	90,722	1.6	2,076,602	1.3
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.2	1,990,316	1.2
Quicksilver	Waikiki Beach Walk	12/31/2015	8,365	0.1	1,978,920	1.2
Alliant International University	One Beach Street	10/31/2019	64,161	1.1	1,775,176	1.1
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2014 3/31/2025 9/30/2032	71,431	1.2	1,763,776	1.1
Ross Dress for Less	Lomas Santa Fe Plaza, Carmel Mountain Plaza, South Bay Marketplace	1/31/2013 1/31/2014 1/31/2018	81,125	1.4	1,595,826	1.0
Portland Energy Conservation (6)	First & Main	1/31/2021	73,422	1.3	1,588,118	1.0
Integra Telecom Holdings	Lloyd District Portfolio	1/31/2014 5/31/2014	62,588	1.1	1,540,625	1.0
California Bank & Trust	Torrey Reserve Campus	5/31/2019 10/31/2019	29,985	0.5	1,403,806	0.9
HDR Engineering	City Center Bellevue	12/31/2017	54,290	0.9	1,402,407	0.9
McDermott Will & Emery (7)	Torrey Reserve Campus	11/30/2018	25,044	0.4	1,362,208	0.9
Inome, Inc.	City Center Bellevue	7/31/2017	37,276	0.6	1,360,574	0.9
Old Navy	South Bay Marketplace, Waikele Center,Alamo Quarry Market	4/30/2016 7/31/2016 9/30/2017	59,780	1.0	*	*
Officemax	Waikele Center, Alamo Quarry Market	1/31/2014 9/30/2017	47,962	0.8	1,176,511	0.7

TOTAL			1,819,220	31.3%	$60,407,074	37.8%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2012 for the applicable lease(s) by (ii) 12.
(2)	Autodesk has entered into a lease to expand into the 45,795 square feet of space previously leased by Microsoft. Between December 2007 and December 2012, Autodesk subleased 45,795 square feet of space leased to Microsoft at The Landmark at One Market. We entered into a lease directly with Autodesk for Autodesk to take over this space upon the termination of Microsoft’s lease in December 2012 at an initial annualized base rent of $47.00 per square foot.
(3)	The earliest option termination date under this lease is September 1, 2013.
(4)	Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Although we are currently collecting the rent for the leased premises, Foodland Super Market, Ltd.’s lease expires in 2014 and it is unlikely that it will renew its lease with us. We expect to collect the full amount remaining under the lease in accordance with its terms; however, there can no assurances that we will do so.
(5)	The earliest option termination date under this lease is September 1, 2017.
(6)	The earliest option termination date under this lease is February 1, 2016.
(7)	McDermott Will & Emery has vacated this space in conjunction with its relocation to a new office building, and they have subleased a portion of this space. We will continue to collect rent from McDermott Will & Emery regardless of whether the remaining space is subleased. The lease has an early termination option on January 1, 2015.

Geographic Diversification

Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2012. Our four multifamily properties are excluded from the table below and are all located in Southern California. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	8	1,886,792	32.5%
Northern California	4	1,231,275	21.2
Oregon	2	966,642	16.6
Washington	1	490,508	8.4
Texas	1	589,501	10.1
Hawaii (2)	3	646,201	11.1

Total	19	5,810,919	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)	Includes the retail portion related to the mixed-use property.

Segment Diversification

The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2012 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	11	$67,036	44.9%
Office	7	54,321	36.3
Mixed-Use	1	8,938	6.0
Multifamily	4	19,057	12.8

Total	23	$149,352	100.0%

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2012, plus available space, for each of the ten calendar years beginning January 1, 2013 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from four leases that terminated on December 31, 2012. In 2013, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	274,778	4.7%	$—	—%	$—
Month to Month	59,936	1.0	905,633	0.6	15.11
2013	517,447	8.9	15,414,746	9.6	29.79
2014	636,750	11.0	19,210,748	12.0	30.17
2015	641,066	11.0	20,905,162	13.1	32.61
2016	449,693	7.7	15,631,329	9.8	34.76
2017	643,725	11.1	21,564,788	13.5	33.50
2018	1,122,332	19.3	22,727,223	14.2	20.25
2019	335,523	5.8	12,431,127	7.8	37.05
2020	379,463	6.5	11,391,479	7.1	30.02
2021	241,303	4.2	8,648,300	5.3	35.84
2022	163,636	2.8	5,265,806	3.3	32.18
Thereafter	259,482	4.5	5,962,896	3.7	22.98
Signed Leases Not Commenced	85,785	1.5	—	—	—

Total:	5,810,919	100.0%	$160,059,237	100.0%	$27.54

(1)	Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2012 for the leases expiring during the applicable period, by 12.
(2)	Annualized base rent per leased square foot is calculated by dividing annualized base rent for leases expiring during the applicable period by square footage under such expiring leases.

ITEM 3.	LEGAL PROCEEDINGS

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

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for our common stock. On February 15, 2013, the reported close sale price per share was $29.66.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter (January 13 - March 31) 2011	$20.45	$22.00	$0.17
Second Quarter 2011	$21.10	$23.34	$0.21
Third Quarter 2011	$17.73	$23.25	$0.21
Fourth Quarter 2011	$16.47	$21.66	$0.21
First Quarter 2012	$19.92	$23.11	$0.21
Second Quarter 2012	$22.16	$24.25	$0.21
Third Quarter 2012	$24.63	$28.00	$0.21
Fourth Quarter 2012	$26.03	$28.41	$0.21

On February 15, 2013, we had 49 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

We contributed the net proceeds of our initial public offering to our Operating Partnership in exchange for common units and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $342.0 million to repay in full certain outstanding indebtedness, including applicable prepayment costs, exit fees and defeasance costs of $24.3 million;

•	$10.8 million for loan transfer and consent fees and credit facility origination fees;

•	approximately $6.1 million to pay non-accredited prior investors in connection with the Formation Transactions;

•	approximately $7.6 million for tenant improvements and leasing commissions at The Landmark at One Market; and

•	approximately $0.9 million for the renovation of Solana Beach Towne Centre.

We utilized the remaining proceeds for general corporate purposes, including working capital, acquisitions, transfer taxes and paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on January 14, 2011.

We invested the net proceeds in a money market account and Government National Mortgage Association, or GNMA, securities in a manner that was consistent with our intention to qualify as a REIT for U.S. federal income tax purposes. On August 20, 2012, we sold all of our outstanding GNMA securities to help finance our acquisition of City Center Bellevue.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2012.

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

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on January 13, 2011 and ending on December 31, 2012. The graph assumes a $100 investment in each of the indices on January 13, 2011 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary selected financial and operating data on a historical combined basis for the Company and for our Predecessor prior to our initial public offering and American Assets Trust, Inc. prior to our initial public offering. Our Predecessor was comprised of certain entities and their consolidated subsidiaries that, prior to the completion of the Formation Transactions, owned directly or indirectly 17 retail, office and multifamily properties, and unconsolidated equity interests in four retail, mixed-use and office properties. We refer to these entities and their subsidiaries as the “ownership entities.” Prior to the completion of the Formation Transactions, each of the ownership entities owned, directly or indirectly, one or more retail, office, mixed-use or multifamily property. Upon completion of our initial public offering and the Formation Transactions, we acquired the 17 retail, office and multifamily properties owned directly or indirectly by our Predecessor, as well our Predecessor’s unconsolidated equity interests in three other retail, office and mixed-use properties, and assumed the ownership and operation of its business. As a result of the completion of the Formation Transactions we have acquired direct or indirect ownership of a total of 20 retail, office, mixed-use and multifamily properties. Subsequently, we sold two office properties and acquired four other office properties and one retail property.

You should read the following summary selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The following data is in thousands, except per share and share data.

	American Assets Trust, Inc.	Predecessor
	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue:
Rental income	$225,249	$194,168	$115,165	$102,831	$107,178
Other property income	10,217	8,617	2,583	4,615	4,159

Total revenues	235,466	202,785	117,748	107,446	111,337
Expenses:
Rental expenses	64,089	58,133	20,520	17,900	19,484
Real estate taxes	22,025	18,746	11,688	7,158	9,968
General and administrative	15,593	13,627	8,699	6,950	8,603
Depreciation and amortization	61,853	55,936	34,419	26,365	27,460

Total operating expenses	163,560	146,442	75,326	58,373	65,515
Operating income	71,906	56,343	42,422	49,073	45,822
Interest expense	(57,328)	(54,580)	(43,251)	(39,818)	(39,719)
Early extinguishment of debt	—	(25,867)	—	—	—
Loan transfer and consent fees	—	(8,808)	—	—	—
Gain on acquisition	—	46,371	4,297	—	—
Other income (expense), net	(629)	212	(1,846)	(4,707)	(18,155)

Income (loss) from continuing operations	13,949	13,671	1,622	4,548	(12,052)
Discontinued operations:
Loss (gain) from discontinued operations	932	1,672	552	691	(2,078)
Gain on sale of real estate property	36,720	3,981	—	—	2,625

Results from discontinued operations	37,652	5,653	552	691	547

Net income (loss)	51,601	19,324	2,174	5,239	(11,505)
Net income attributable to restricted shares	(529)	(482)	—	—	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458	2,205	1,205	4,488
Net (income) loss attributable to Predecessor’s controlled owners’ equity	—	(16,995)	(4,379)	(6,444)	7,017
Net loss attributable to unitholders in the Operating Partnership	(16,133)	(1,388)	—	—	—

Net income attributable to American Assets Trust, Inc. stockholders	$34,939	$2,917	$—	$—	$—

Income from continuing operations attributable to common stockholders per share
Basic earnings (loss) per share	$0.24	$(0.02)
Diluted earnings (loss) per share	$0.24	$(0.02)
Net income attributable to common stockholders per share
Basic earnings per share	$0.90	$0.08
Diluted earnings per share	$0.90	$0.08
Weighted average shares of common stock outstanding—basic	38,736,113	36,748,806

Weighted average shares of common stock outstanding—diluted	57,053,909	54,219,807

Dividends declared per share	$0.84	$0.80

	American Assets Trust, Inc.	Predecessor
	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Net real estate	$1,668,182	$1,403,946	$867,316	$696,679	$713,278
Total assets	1,827,587	1,709,281	1,117,357	938,991	971,118
Notes payable	1,044,682	912,067	830,468	677,797	685,579
Total liabilities	1,141,858	1,029,553	962,236	768,028	781,944
Stockholders’ equity and owner’s equity	638,361	626,031	121,874	133,173	148,864
Noncontrolling interests	47,368	53,697	33,247	37,790	40,310
Total equity	685,729	679,728	155,121	170,963	189,174
Total liabilities and equity	1,827,587	1,709,281	1,117,357	938,991	971,118

Other Data:
Funds from operations (FFO) (1)	$77,892	$74,574	$55,120	$51,840	$47,421
FFO attributable to common stock and units	77,538	57,285	—	—	—

(1)	We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$51,601	$19,324	$2,174	$5,239	$(11,505)
Plus: Real estate depreciation and amortization (including discounted operations)	63,011	58,543	37,642	29,858	31,089
Plus: Depreciation and amortization on unconsolidated (1) real estate joint ventures (pro rata)	—	688	15,304	16,743	14,626
Plus: Impairment of investment in real estate joint ventures	—	—	—	—	15,836
Less: Gain on sale of real estate	(36,720)	(3,981)	—	—	(2,625)

Funds from operations, as defined by NAREIT	77,892	74,574	55,120	51,840	47,421
Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	—	(16,973)	(55,120)	(51,840)	(47,421)
Less: Nonforfeitable dividends on restricted stock awards	(354)	(316)	—	—	—

FFO attributable to common stock and units	$77,538	$57,285	$—	$—	$—

(1)	Includes depreciation and amortization of our discontinued operations.

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

Overview

Our Company

We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2012, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2012, we owned land at five of our properties that we classified as held for development. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor on January 19, 2011. After the completion of our initial public offering and the Formation Transactions on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 68.4% of our Operating Partnership as of December 31, 2012. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

For the periods after January, 19, 2011, the date of the consummation of our initial public offering and the Formation Transactions, our operations have included the consolidated results of operations of the noncontrolled entities, excluding the Fireman’s Fund Headquarters office property, which was not acquired by us. Since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the years ended December 31, 2010 and 2009 reflect the results of operations and financial condition for our Predecessor. Our results of operations for the years ended December 31, 2012 and 2011 reflect the results of operation and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as Geary Marketplace, City Center Bellevue, One Beach Street, First & Main, Lloyd District Portfolio, and Solana Beach—Highway 101, each acquired subsequent to our initial public offering and discussed in more detail under “Acquisitions and Dispositions”. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center, and in December 2012, we sold 160 King Street. As such, we have reclassified our financial statements for all periods prior to the sales to reflect Valencia Corporate Center and 160 King Street as discontinued operations.

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

The net proceeds from our initial public offering were approximately $594.6 million (after deducting the underwriting discount and commissions and expenses of our initial public offering and the Formation Transactions). We contributed the net proceeds of the offering to our Operating Partnership in exchange for common units. Upon completion of our initial public offering, we entered into a $250.0 million revolving credit facility. In connection with our initial public offering, we repaid $342.0 million of indebtedness (including $24.3 million of defeasance costs), paid $6.1 million in cash to those prior investors that were non-accredited, and paid $10.8 million for loan transfer and consent fees and credit facility origination fees. Subsequently, we paid $7.6 million to fund tenant improvements and leasing commissions at The Landmark at One Market and $0.9 million for costs related to the renovation of Solana Beach Towne Centre. We utilized remaining net proceeds for general corporate purposes, including working capital, acquisitions, transfer taxes and paying distributions. Since the completion of our initial public offering and consummation of the Formation Transactions, our operations have been carried on through our Operating Partnership and subsidiaries of our Operating Partnership, including our taxable REIT subsidiary. Consummation of the Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our Operating Partnership; (2) succeed to the property management business of American Assets, Inc.; and (3) facilitate our initial public offering. As a result, we are a vertically integrated and self-administered REIT providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

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

Taxable REIT Subsidiary

As part of the Formation Transactions, on November 5, 2010, we formed American Assets Services, Inc., a Delaware corporation that is wholly owned by our Operating Partnership and which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or provide rights to any brand name under which any lodging facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

Revenue Base

Upon consummation of our initial public offering and the Formation Transactions, we acquired from our Predecessor and the noncontrolled entities an aggregate of 20 properties comprising approximately 3.0 million rentable square feet of retail space, 1.5 million rentable square feet of office space, a mixed-use asset comprised of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel, and 922 multifamily units (including 122 RV spaces), which collectively comprised our initial portfolio. Subsequently, we acquired two operating office projects in Portland, Oregon, one operating office project in San Francisco, California, one operating office project in Bellevue, Washington, one operating retail project in Walnut Creek, California and sold one office project in Valencia, California and one office project in San Francisco, California. See further discussion in the “Acquisitions and Dispositions” section below. The properties in our portfolio are located in Southern California, Northern California, Portland, Oregon, Oahu, Hawaii, Bellevue, Washington and San Antonio, Texas.

Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.

Retail Leases. Our retail portfolio included eleven properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2012. As of December 31, 2012, these properties were 97.0% leased. For the year ended December 31, 2012, the retail segment contributed 39.1%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.

During the year ended December 31, 2012, we signed 67 retail leases for 277,968 square feet with an average rent of $31.40 per square foot during the initial year of the lease term. Of the leases, 56 represent comparable leases where there was a prior tenant, with an increase of 2.0% in cash basis rent and an increase of 13.2% in straight-line rent compared to the prior leases.

Office Leases. Our office portfolio included seven properties with a total of approximately 2.6 million rentable square feet available for lease as of December 31, 2012. As of December 31, 2012, these properties were 93.3% leased. For the year ended December 31, 2012, the office segment contributed 33.2% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant’s proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.

During the year ended December 31, 2012, we signed 68 office leases for 336,865 square feet with an average rent of $35.39 per square foot during the initial year of the lease term. Of the leases, 52 represent comparable leases where there was a prior tenant, with an increase of 11.4% in cash basis rent and an increase of 19.9% in straight-line rent compared to the prior leases.

Multifamily Leases. Our multifamily portfolio included three apartment properties, as well as an RV resort, with a total of 922 units (including 122 RV spaces) available for lease as of December 31, 2012. As of December 31, 2012, these properties were 94.7% leased. For the year ended December 31, 2012, the multifamily segment contributed 6.3% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2012 was $1,399 compared to $1,404 at December 31, 2011.

Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2012, the retail portion of the property was 95.5% leased, and for the year ended December 31, 2012, the hotel had an average occupancy of 88.9%. For the year ended December 31, 2012, the mixed-use segment contributed 21.5%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.

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

We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, bankruptcies, the status of collectability of current cash rents receivable, tenants’ recent and historical financial and operating results, changes in our tenants’ credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and corresponding bad debt expense and net income.

Additionally, our assessment of our tenants’ abilities to meet their contractual lease obligations includes consideration of the status of collectability of current cash rents receivable, tenants’ recent and historical financial and operating results, changes in our tenants’ credit ratings, communications between our operating personnel and tenants and the extent of security deposits and letters of credits held with respect to tenants.

Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. Correspondingly, these estimates of collectability have a direct impact on our net income.

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

Capitalized Costs

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $7.9 million and $2.0 million, for the years ended December 31, 2012 and 2011, respectively.

We capitalized external and internal costs related to other property improvements of $27.4 million and none, respectively, for the year ended December 31, 2012 and $8.8 million and none, respectively, for the year ended December 31, 2011.

The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements was $0.1 million for the year ended December 31, 2012. For the year ended December 31, 2011, we did not allocate salaries or related personnel costs to any assets and there was no payroll that was capitalized or deferred because we had no projects under active development, redevelopment, or construction other than ongoing tenant improvements. Additionally, the amount of time devoted by internal personnel to pre-construction activities in 2011 was immaterial.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $0.7 million for the year ended December 31, 2012. During 2011 and 2010, our primary capital expenditures related to tenant improvements and capital improvements at our existing operating properties which are currently leased to tenants, and we do not capitalize interest to those properties that are currently in use. We had no properties under active construction or placed into service during 2011 and 2010.

Segment capital expenditures for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012
Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures
Retail Portfolio	10,114	1,962	12,076	1,905	230	14,211
Office Portfolio	13,882	3,249	17,131	1,993	3,012	22,136
Multifamily Portfolio	—	964	964	—	—	964
Mixed-Use Portfolio	36	691	727	—	—	727

Total	24,032	6,866	30,898	3,898	3,242	38,038

	Year Ended December 31, 2011
Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures
Retail Portfolio	2,296	1,700	3,996	1,052	62	5,110
Office Portfolio	4,290	806	5,096	—	908	6,004
Multifamily Portfolio	—	615	615	—	—	615
Mixed-Use Portfolio	49	1,443	1,492	—	—	1,492

Total	6,635	4,564	11,199	1,052	970	13,221

The increase in tenant improvements and leasing commissions in our retail portfolio is primarily related to new leases at Carmel Mountain Plaza, Del Monte Center, Waikele Center and Alamo Quarry Market. The increase in tenant improvements and leasing commissions in our office portfolio is primarily related to completion of tenant improvements at The Landmark at One Market and the acquisition of One Beach Street in January 2012 and City Center Bellevue in August 2012.

The increase in maintenance capital expenditures in our office portfolio is primarily related to building remodeling and renovations at Torrey Reserve Campus, Solana Beach Corporate Centre and Lloyd District Portfolio.

Redevelopment and expansion expenditures in our retail portfolio reflect costs incurred in the development of Carmel Mountain Plaza. Redevelopment and expansion expenditures in our office portfolio reflect costs incurred in the development of Torrey Reserve Campus and Lloyd District Portfolio, which both commenced during the second quarter of 2012.

New development costs for the retail and office portfolio reflect costs incurred for environmental studies, architectural design and permits for our held for development properties.

Capital expenditures during 2013 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development and held for development properties. While the amount of future expenditures will depend on numerous factors, we expect to incur higher amounts in 2013 compared to those incurred in 2012. We anticipate an increase in tenant improvements and leasing commissions noting lease expirations of approximately 8.9% in our total portfolio, assuming tenants do not exercise their options to extend their leases. Additionally, we expect an increase in development costs for Torrey Reserve Campus and Lloyd District Portfolio, associated with the development of each property which began during the second quarter of 2012.

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

As of December 31, 2012 and 2011, none of our properties were impaired.

Income Taxes

We elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2011. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Any such corporate tax liability could be substantial and would have a direct impact on our net income.

We, together with one of our subsidiaries, have elected to treat such subsidiary as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary is subject to federal and state income taxes.

Property Acquisitions and Dispositions

Acquisitions

2012 Acquisitions

On January 24, 2012, we acquired One Beach Street, consisting of approximately 97,000 square feet in a three-story fully renovated historic office building located along the Embarcadero in San Francisco’s North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million, which are included in other income (expense), net on the statement of operations.

On August 21, 2012, we acquired City Center Bellevue, a 27-story LEED-EB Gold certified office tower, consisting of approximately 497,000 square feet, located in Bellevue, Washington. The purchase price was approximately $228.8 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. Additionally, we received credits to our purchase price of approximately $6.9 million that primarily relate to outstanding tenant improvement obligations and rent abatements.

On December 19, 2012, we acquired Geary Marketplace, a newly constructed, approximately 35,000 square foot, 100% leased, grocery-anchored shopping center in Walnut Creek, California. The purchase price was approximately $21.0 million, excluding closing costs of approximately $0.02 million, which are included in other income (expense), net on the statement of operations.

2011 Acquisitions

As part of the Formation Transactions, we acquired the controlling interests in the Waikiki Beach Walk entities and the Solana Beach Centre entities in exchange for common units of our Operating Partnership and shares of our common stock with a value of approximately $33.9 million.

On March 11, 2011, we acquired First & Main, an approximately 361,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon. The purchase price for First & Main was approximately $128.9 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of operations. The purchase was structured to accommodate a reverse tax deferred exchange in conjunction with the sale of Valencia Corporate Center pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

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

2012 Disposition

On December 4, 2012, we sold 160 King Street located in San Francisco, California for a sales price of $93.8 million. The decision to sell 160 King Street reflects our strategy of taking advantage of market conditions to reallocate capital within our existing and future portfolio. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of City Center Bellevue. As a result of the sale, 160 King Street no longer serves as a borrowing base property under our revolving credit facility.

2011 Disposition

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

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

The following summarizes our consolidated results of operations for the year ended December 31, 2012 compared to our consolidated results of operations for the year ended December 31, 2011. As of December 31, 2012, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2012, we owned land at five of our properties that we classified as held for development. As of December 31,

2011, our operating portfolio was comprised of 20 properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2011, we owned land at five of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012	2011	Change	%
Revenues
Rental income	$225,249	$194,168	$31,081	16%
Other property income	10,217	8,617	1,600	19

Total property revenues	235,466	202,785	32,681	16

Expenses
Rental expenses	64,089	58,133	5,956	10
Real estate taxes	22,025	18,746	3,279	17

Total property expenses	86,114	76,879	9,235	12

Total property income	149,352	125,906	23,446	19

General and administrative	(15,593)	(13,627)	(1,966)	14
Depreciation and amortization	(61,853)	(55,936)	(5,917)	11
Interest expense	(57,328)	(54,580)	(2,748)	5
Early extinguishment of debt	—	(25,867)	25,867	100
Loan transfer and consent fees	—	(8,808)	8,808	100
Gain on acquisition	—	46,371	(46,371)	(100)
Other income (expense), net	(629)	212	(841)	(397)

Total other, net	(135,403)	(112,235)	(23,168)	21

Income from continuing operations	13,949	13,671	278	2
Discontinued operations
Income from discontinued operations	932	1,672	(740)	(44)
Gain on sale of real estate property	36,720	3,981	32,739	822

Results from discontinued operations	37,652	5,653	31,999	566

Net income	51,601	19,324	32,277	167
Net income attributable to restricted shares	(529)	(482)	(47)	10
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458	(2,458)	(100)
Net income attributable to Predecessor’s controlled owners’ equity	—	(16,995)	16,995	100
Net income attributable to unitholders in the Operating Partnership	(16,133)	(1,388)	(14,745)	1,062

Net income attributable to American Assets Trust, Inc. stockholders	$34,939	$2,917	$32,022	1,098%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $32.7 million, or 16%, to $235.5 million for the year ended December 31, 2012 compared to $202.8 million for the year ended December 31, 2011. The percentage leased was as follows for each segment as of December 31, 2012 and 2011:

	Percentage Leased (1) Year Ended December 31,
	2012		2011
Retail	97.0%		95.0%
Office	93.3	%(2)	93.9	%(2)
Multifamily	94.7%		91.8%
Mixed-Use	95.5	%(3)	99.2%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2012 or December 31, 2011, as applicable.
(2)	Excludes Valencia Corporate Center, which was sold on August 30, 2011 and 160 King Street, which was sold on December 4, 2012.
(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $31.0 million, or 16%, to $225.2 million for the year ended December 31, 2012 compared to $194.2 million for the year ended December 31, 2011. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	%	2012	2011	Change	%
Retail	$90,475	$85,143	$5,332	6%	$81,498	$77,667	$3,831	5%
Office	75,582	55,902	19,680	35	35,713	35,062	651	2
Multifamily	13,806	13,258	548	4	13,806	13,258	548	4
Mixed-Use	45,386	39,865	5,521	14	—	—	—	—

	$225,249	$194,168	$31,081	16%	$131,017	$125,987	$5,030	4%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; One Beach Street acquired on January 24, 2012; City Center Bellevue acquired on August 21, 2012; Geary Marketplace acquired on December 19, 2012; and land held for development. Valencia Corporate Center and 160 King Street are excluded from both the total portfolio and same-store portfolio, as they are classified as discontinued operations for all periods presented.

On a same store basis, retail rental revenue increased $3.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to the increase in the average percentage leased, which was primarily related to the re-leasing of our three former Borders spaces during 2012 with an average increased cash basis rent of 25.7% per square foot. The remaining increase is also due to additional cost reimbursements, primarily related to supplemental tax billings received during 2012 for Carmel Mountain Plaza, Lomas Santa Fe Plaza, and Solana Beach Towne Center.

The increase in office rental revenue was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had rental revenue of $3.9 million and $6.3 million, respectively, from acquisition through December 31, 2012. Additionally, our 2011 acquisitions of

Solana Beach Corporate Center, First & Main and Lloyd District Portfolio contributed $8.9 million of the increase in rental revenue during 2012. Same-store office rental revenues increased $0.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to higher base rents for new tenants and additional cost reimbursements.

The increase in multifamily rental revenue was primarily due to the higher percentage leased for 2012 compared to 2011.

The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to increased tourist travel to Hawaii leading to higher hotel revenue, with average occupancy for 2012 of 89% compared to 88% for 2011, and an increase in our average daily rate, which was $264 for 2012 and $239 in 2011. These two increases attributed to the increase in average revenue per available room of $235 and $212 for 2012 and 2011, respectively.

Other property income. Other property income increased $1.6 million, or 19%, to $10.2 million for the year ended December 31, 2012, compared to $8.6 million for the year ended December 31, 2011. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	%	2012	2011	Change	%
Retail	$1,516	$1,368	$148	11%	$1,457	$1,367	$90	7%
Office	2,519	1,417	1,102	78	287	331	(44)	(13)
Multifamily	1,046	1,063	(17)	(2)	1,046	1,063	(17)	(2)
Mixed-Use	5,136	4,769	367	8	—	—	—	—

	$10,217	$8,617	$1,600	19%	$2,790	$2,761	$29	1%

The increase in retail other property income was due to a distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants, a lease amendment fee paid by a tenant at Rancho Carmel Plaza and a lease termination fee paid by a tenant at Solana Beach Towne Center that were received during the fourth quarter of 2012, offset by a lease termination fee paid by a tenant at Del Monte Center during 2011.

The increase in office other property income was caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had combined other property income of $0.7 million for the year ended December 31, 2012. Additionally, our 2011 acquisitions of First & Main and Lloyd District Portfolio contributed approximately $0.4 million of the increase in office other property income in 2012, of which $0.3 million is attributed to parking income generated from Lloyd District Portfolio.

The other property income for our mixed-use segment represents Hawaii general excise tax reimbursements, parking income related to retail tenants and guests and sales of food and beverages and other services provided to hotel guests. The increase in mixed-use other property income was attributed to the increase in average occupancy at our Embassy SuitesTM Hotel in 2012.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $9.2 million, or 12%, to $86.1 million for the year ended December 31, 2012, compared to $76.9 million for the year ended December 31, 2011. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $6.0 million, or 10%, to $64.1 million for the year ended December 31, 2012, compared to $58.1 million for the year ended December 31, 2011. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	%	2012	2011	Change	%
Retail	$13,863	$14,825	$(962)	(6)%	$13,057	$13,991	$(934)	(7)%
Office	16,407	12,005	4,402	37	6,958	7,290	(332)	(5)
Multifamily	4,159	4,243	(84)	(2)	4,159	4,243	(84)	(2)
Mixed-Use	29,660	27,060	2,600	10	—	—	—	—

	$64,089	$58,133	$5,956	10%	$24,174	$25,524	$(1,350)	(5)%

The decrease in retail rental expenses was primarily due to an allowance recorded for an outstanding deferred rent receivable from Kmart at one property during the fourth quarter of 2011, minimally offset by higher premiums on our insurance policies, additional maintenance expenditures and increased operating costs related to the increase in the average percentage leased for 2012.

The increase in office rental expenses was caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had rental expense of $0.7 million and $1.3 million, respectively, for the year ended December 31, 2012. Our 2011 acquisitions of Solana Beach Corporate Center, First & Main and Lloyd District Portfolio contributed $2.7 million of the increase in rental expenses during 2012. These increases were minimally offset by higher premiums on our insurance policies. The decrease in same-store office rental expenses for the year ended December 31, 2012 was primarily due to a decrease in maintenance performed at various properties.

The increase in mixed-use rental expenses was attributed to the increase in average occupancy at our Embassy SuitesTM Hotel in 2012.

Real Estate Taxes. Real estate tax expense increased $3.3 million, or 17%, to $22.0 million for the year ended December 31, 2012, compared to $18.7 million for the year ended December 31, 2011. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	%	2012	2011	Change	%
Retail	$11,092	$9,687	$1,405	15%	$9,793	$9,005	$788	9%
Office	7,373	6,010	1,363	23	4,124	4,058	66	2
Multifamily	1,755	1,335	420	31	1,755	1,335	420	31
Mixed-Use	1,805	1,714	91	5	—	—	—	—

	$22,025	$18,746	$3,279	17%	$15,672	$14,398	$1,274	9%

The increase in retail real estate taxes was primarily due to additional real estate tax accruals for retail properties based on supplemental tax bills from the California taxing authority received during 2012. These increases were primarily at Carmel Mountain Plaza, Lomas Santa Fe Plaza and Solana Beach Towne Center, each of which received higher property assessments that resulted in increased real estate taxes of $0.4 million, $0.3 million, and $0.5 million, respectively, for the year ended December 31, 2012.

The increase in office real estate taxes was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which each had real estate taxes of $0.3 million from acquisition through December 31, 2012. Additionally, our 2011 acquisitions of First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011 contributed an additional $0.3 million and $0.5 million, respectively, of real estate taxes for the year ended December 31, 2012. On a same-store basis, office real estate tax increased due to receipt of 2011 supplemental tax bills from the California taxing authority during 2012.

The increase in multifamily real estate taxes was primarily due to additional real estate tax accruals for all multifamily properties based on supplemental tax bills from the California taxing authority received during 2012, which are not reimbursable.

Property Operating Income.

Property operating income increased $23.5 million, or 19%, to $149.4 million for the year ended December 31, 2012, compared to $125.9 million for the year ended December 31, 2011. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	%	2012	2011	Change	%
Retail	$67,036	$61,999	$5,037	8%	$60,105	$56,038	$4,067	7%
Office	54,321	39,304	15,017	38	24,918	24,045	873	4
Multifamily	8,938	8,743	195	2	8,938	8,743	195	2
Mixed-Use	19,057	15,860	3,197	20	—	—	—	—

	$149,352	$125,906	$23,446	19%	$93,961	$88,826	$5,135	6%

The increase in retail property operating income was primarily due to increased rental revenue related to the increase in the average percentage leased during 2012 and a decrease in rental expenses specifically related to an allowance recorded for an outstanding deferred rent receivable from Kmart during the fourth quarter of 2011.

The increase in office property operating income was primarily caused by the acquisition One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which each had operating income of $2.9 million and $5.3 million, respectively, from acquisition through December 31, 2012. Additionally, our 2011 acquisitions of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, contributed additional property operating income of $0.7 million, $2.2 million and $3.2 million, respectively, for the year ended December 31, 2012. On a same-store basis, office property operating income increased $0.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to higher base rents for new tenants and additional cost reimbursements.

The increase in multifamily property operating income was primarily due to the higher percentage leased for 2012 compared to 2011.

Mixed-use property operating income primarily increased due to increased tourist travel to Hawaii with average occupancy for 2012 of 89% compared to 88% for 2011. Additionally, average revenue per available room was $235 and $212 for 2012 and 2011, respectively.

Other

General and administrative. General and administrative expenses increased $2.0 million, or 14%, to $15.6 million for the year ended December 31, 2012, compared to $13.6 million for the year ended December 31, 2011. This increase was primarily due to higher personnel costs and additional costs for the acquired properties.

Depreciation and amortization. Depreciation and amortization expense increased $5.9 million, or 11%, to $61.9 million for the year ended December 31, 2012, compared to $55.9 million for the year ended December 31, 2011. This increase was primarily due to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $2.7 million, or 5%, to $57.3 million for the year ended December 31, 2012 compared with $54.6 million for the year ended December 31, 2011. This increase was primarily due to interest expense on the mortgage loans obtained on First & Main on June 1, 2011, One Beach Street on March 29, 2012 and City Center Bellevue on October 10, 2012. Additionally, the year ended December 31, 2012 includes interest expense on the properties acquired at the time of our initial public offering for the entire twelve month period compared to only the period from January 19, 2011 through December 31, 2011. This was offset by a decrease in utilization fees on our revolving line of credit resulting from the amendment to the line of credit in January 2012 and an increase in capitalized interest of $0.7 million, which we began during the second quarter of 2012.

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

Other income (expense), net. Other income (expense), net decreased $0.8 million, or 397%, to net expense of $0.6 million for the year ended December 31, 2012, compared to net income of $0.2 million for the year ended December 31, 2011. Other income (expense), net is comprised of interest and investment income, acquisition related expenses, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. The decrease was mainly due to a reduction in investment income related to the sale of our GNMA securities.

Discontinued Operations. Discontinued operations relates to our sale of 160 King Street on December 4, 2012 and Valencia Corporate Center on August 30, 2011.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following summarizes the historical results of operations for the year ended December 31, 2011 compared to our Predecessor’s combined results of operations for the year ended December 31, 2010. As of December 31, 2011, our operating portfolio was comprised of 20 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2011, we owned land at five of our properties that we classified as held for development. As of December 31, 2010, our Predecessor’s operating portfolio was comprised of 16 properties with an aggregate of approximately 3.9 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces). At December 31, 2010, our Predecessor also owned land at two of its properties that it classified as held for development. At December 31, 2010, our Predecessor also had noncontrolling investments in four properties, which are accounted for under the equity method of accounting. The Landmark at One Market was acquired on June 30, 2010 by our Predecessor. Prior to June 30, 2010, our Predecessor had a noncontrolling interest in The Landmark at One Market and accounted for its investment under the equity method of accounting.

The following table sets forth selected data from our Predecessor’s combined statements of operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010	Change	%
Revenues
Rental income	$194,168	$115,165	$79,003	69%
Other property income	8,617	2,583	6,034	234

Total property revenues	202,785	117,748	85,037	72
Expenses
Rental expenses	58,133	20,520	37,613	183
Real estate taxes	18,746	11,688	7,058	60

Total property expenses	76,879	32,208	44,671	139

Total property income	125,906	85,540	40,366	47

General and administrative	(13,627)	(8,699)	(4,928)	57
Depreciation and amortization	(55,936)	(34,419)	(21,517)	63
Interest expense	(54,580)	(43,251)	(11,329)	26
Early extinguishment of debt	(25,867)	—	(25,867)	(100)
Loan transfer and consent fees	(8,808)	—	(8,808)	(100)
Gain on acquisition	46,371	4,297	42,074	979
Other income (expense), net	212	(1,846)	2,058	(111)

Total other, net	(112,235)	(83,918)	(28,317)	34

Income from continuing operations	13,671	1,622	12,049	743
Discontinued operations
Income from discontinued operations	1,672	552	1,120	203
Gain on sale of real estate property	3,981	—	3,981	100

Results from discontinued operations	5,653	552	5,101	924

Net income	19,324	2,174	17,150	789
Net income attributable to restricted shares	(482)	—	(482)	(100)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	2,458	2,205	253	11
Net income attributable to Predecessor’s controlled owners’ equity	$(16,995)	$(4,379)	$(12,616)	288
Net income attributable to unitholders in the Operating Partnership	$(1,388)	$—	$(1,388)	(100)

Net income attributable to American Assets Trust, Inc. stockholders	$2,917	$—	$2,917	100%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $85.0 million, or 72%, to $202.8 million for the year ended December 31, 2011 compared to $117.7 million for the year ended December 31, 2010. The percentage leased was as follows for each segment as of December 31, 2011 and 2010:

	Percentage Leased (1) Year Ended December 31,
	2011		2010
Retail	95.0%		94.2%
Office	93.9	%(2)	96.3	%(2)
Multifamily	91.8%		87.4%
Mixed-Use	99.2	%(3)	—

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2011 or December 31, 2010, as applicable.
(2)	Excludes Valencia Corporate Center, which was sold on August 30, 2011 and 160 King Street, which was sold on December 4, 2012.
(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $79.0 million, or 69%, to $194.2 million for the year ended December 31, 2011 compared to $115.2 million for the year ended December 31, 2010. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$85,143	$77,013	$8,130	11%	$77,667	$77,013	$654	1%
Office	55,902	25,058	30,844	123	14,691	14,811	(120)	(1)
Multifamily	13,258	13,094	164	1	13,258	13,094	164	1
Mixed-Use	39,865	—	39,865	100	—	—	—	—

	$194,168	$115,165	$79,003	69%	$105,616	$104,918	$698	1%

(1)	For this table and tables following, the same-store portfolio excludes: Solana Beach Towne Centre, Solana Beach Corporate Centre and the Waikiki Beach Walk entities acquired on January 19, 2011; First & Main acquired on March 11, 2011; Lloyd District Portfolio acquired on July 1, 2011; The Landmark at One Market acquired on June 30, 2010; and land held for development. Valencia Corporate Center and 160 King Street are excluded from both the total portfolio and same-store portfolio, as they are classified as discontinued operations for all periods presented.

The increase in retail rental revenue was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had rental revenue of $7.5 million from acquisition through December 31, 2011. On a same-store basis, retail rental revenue increased $0.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was primarily due to $0.3 million of revenue recognized related to property tax expense reimbursements for the same-store properties, which was passed through to tenants as a result of supplemental billings that we received from the California taxing authority in 2012. The remaining increase was due to an increase in the average percentage leased during the year, offset by the closure of Borders at three of our properties. The reduction of revenue related to Borders closing was $0.4 million and resulted from the decrease in base rent and cost reimbursements, offset by the recognition of certain below market lease intangibles.

The increase in office rental revenue was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had rental revenue of $5.7 million, $9.0 million and $6.0 million, respectively, from acquisition through December 31, 2011. Additionally, The Landmark at One Market was acquired on June 30, 2010 and contributed $10.3 million of the increase in rental revenue. On a same-store basis, office rental revenue remained flat for the year ended December 31, 2011 compared to the year ended December 31, 2010. This was primarily due to $0.3 million of revenue recognized related to property tax expense reimbursements for the same-store properties, which was passed through to tenants as a result of supplemental billings that we received from the California taxing authority in 2012, offset by a decrease in rental rates on new leases and renewals.

The increase in multifamily rental revenue was primarily due to the higher percentage leased for 2011 compared to 2010.

The increase in mixed-use rental revenue was due to the acquisition of our mixed-use property, Waikiki Beach Walk, in our Formation Transactions on January 19, 2011.

Other property income. Other property income increased $6.0 million, or 234%, to $8.6 million for the year ended December 31, 2011, compared to $2.6 million for the year ended December 31, 2010. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$1,368	$1,221	$147	12%	$1,367	$1,221	$146	12%
Office	1,417	316	1,101	348	240	174	66	38
Multifamily	1,063	1,046	17	2	1,063	1,046	17	2
Mixed-Use	4,769	—	4,769	100	—	—	—	—

	$8,617	$2,583	$6,034	234%	$2,670	$2,441	$229	9%

The increase in office other property income was caused by the acquisition of First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had other property income of $0.2 million and $0.9 million, respectively, from acquisition through December 31, 2011.

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

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $44.7 million, or 139%, to $76.9 million for the year ended December 31, 2011, compared to $32.2 million for the year ended December 31, 2010. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $37.6 million, or 183%, to $58.1 million for the year ended December 31, 2011, compared to $20.5 million for the year ended December 31, 2010. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$14,825	$11,704	$3,121	27%	$13,991	$11,704	$2,287	20%
Office	12,005	4,798	7,207	150	2,271	2,246	25	1
Multifamily	4,243	4,018	225	6	4,243	4,018	225	6
Mixed-Use	27,060	—	27,060	100	—	—	—	—

	$58,133	$20,520	$37,613	183%	$20,505	$17,968	$2,537	14%

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

The increase in multifamily rental expenses was primarily due to increased operating costs resulting from the increase in the percentage leased for 2011.

Mixed-use rental expenses increased as a result of the acquisition of our mixed-use property, Waikiki Beach Walk, on January 19, 2011.

Real Estate Taxes. Real estate tax expense increased $7.1 million, or 60%, to $18.7 million for the year ended December 31, 2011, compared to $11.7 million for the year ended December 31, 2010. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$9,687	$8,481	$1,206	14%	$9,005	$8,481	$524	6%
Office	6,010	2,502	3,508	140	1,627	1,232	395	32
Multifamily	1,335	705	630	89	1,335	705	630	89
Mixed-Use	1,714	—	1,714	100	—	—	—	—

	$18,746	$11,688	$7,058	60%	$11,967	$10,418	$1,549	15%

The increase in retail real estate tax expense was primarily caused by additional real estate tax accruals of $0.7 million for expected supplemental billings following the reassessment of our properties in California by the taxing authority, of which $0.4 million related to our same-store portfolio and $0.3 million related to Solana Beach Towne Centre. Additionally, the acquisition of Solana Beach Towne Centre on January 19, 2011 increased real estate taxes $0.4 million, excluding the accruals previously discussed, from acquisition through December 31, 2011.

The increase in office real estate taxes was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011, and Lloyd District Portfolio on July 1, 2011, which had real estate taxes of $0.4 million, $0.7 million and $0.6 million, respectively, from acquisition through December 31, 2011. The Landmark at One Market was acquired on June 30, 2010 and contributed $1.2 million of the increase in real estate taxes. Additionally, we recorded real estate tax accruals of $0.6 million for expected supplemental billings following the reassessment of our properties in California by the taxing authority, of which $0.4 million related to our same-store portfolio.

The increase in multifamily real estate taxes was caused by additional real estate tax accruals of $0.6 million for supplemental billings that we received from the California taxing authority in 2012.

Mixed-use rental expenses increased as a result of our acquisition of our mixed-user property on January 19, 2011

Property Operating Income

Property operating income increased $40.4 million, or 47%, to $125.9 million for the year ended December 31, 2011, compared to $85.5 million for the year ended December 31, 2010. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2011	2010	Change	%	2011	2010	Change	%
Retail	$61,999	$58,049	$3,950	7%	$56,038	$58,049	$(2,011)	(3)%
Office	39,304	18,074	21,230	117	11,033	11,507	(474)	(4)
Multifamily	8,743	9,417	(674)	(7)	8,743	9,417	(674)	(7)
Mixed-Use	15,860	—	15,860	100	—	—	—	—

	$125,906	$85,540	$40,366	47%	$75,814	$78,973	$(3,159)	(4)%

The increase in retail property operating income was primarily caused by the acquisition of Solana Beach Towne Centre on January 19, 2011, which had property operating income of $6.0 million from acquisition through December 31, 2011. On a same-store basis, the retail property operating income decreased $2.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was due to an increase in rental expenses, specifically related to an allowance recorded for an outstanding deferred rent receivable from Kmart at one property, and additional repairs, maintenance and marketing expenses. Additionally, we recorded same-store real estate tax accruals of $0.1 million (net of cost reimbursement revenue for amounts billed to tenants) for supplemental billings that we received from the California taxing authority in 2012. The increased expenses more than offset the increase in rental revenue related to increases in the average percentage leased.

The increase in office property operating income was primarily caused by the acquisition of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, which had property operating income of $4.2 million, $7.1 million and $3.9 million, respectively, from acquisition through December 31, 2011. Additionally, The Landmark at One Market was acquired on June 30, 2010 and contributed $6.6 million of the increase in property operating income. On a same-store basis, office property operating income decreased $0.5 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease was primarily due to the decrease in rental rates on new leases and renewals, increased operating expenses and real estate tax accruals of $0.1 million (net of cost reimbursement revenue for amounts billed to tenants) for supplemental billings that we received from the California taxing authority in 2012.

The decrease in multifamily property operating income was due to additional real estate tax accruals of $0.6 million for supplemental billings that we received from the California taxing authority in 2012 which decreased the property operating income for the year ended December 31, 2012.

The mixed-use property operating income increased as the result of our acquisition of the Waikiki Beach Walk mixed-use site on January 19, 2011.

Other

General and administrative. General and administrative expenses increased $4.9 million, or 57%, to $13.6 million for the year ended December 31, 2011, compared to $8.7 million for the year ended December 31, 2010. This increase was primarily due to higher personnel costs in preparation of the initial public offering.

Depreciation and amortization. Depreciation and amortization expense increased $21.5 million, or 63%, to $55.9 million for the year ended December 31, 2011, compared to $34.4 million for the year ended December 31, 2010. This increase was primarily due to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $11.3 million, or 26%, to $54.6 million for the year ended year ended December 31, 2011 compared with $43.3 million for the year ended December 31, 2010. This increase was primarily due to interest expense on the assumed debt for the acquired properties and interest expense on the new mortgage loan obtained on First & Main on June 1, 2011 plus commitment fees on the revolving line of credit, offset by repayment of $316.8 million of outstanding debt at the time of our initial public offering.

Loan transfer and consent fees. Loan transfer and consent fees relate to fees paid to lenders in order for the lenders to consent to the transfer of the existing loans at certain properties to the Operating Partnership as part of the Formation Transactions.

Gain on acquisition. The gain on acquisition for the year ended December 31, 2011 related to the gains recognized on the acquisition of the outside ownership interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities. The gain on acquisition for the year ended December 31, 2010 related to the gain recognized on the acquisition of the outside ownership interests in The Landmark at One Market.

Other income (expense), net. Other income (expense), net increased $2.1 million, or 111%, to net income of $0.2 million for the year ended December 31, 2011, compared to net expense of $1.8 million for the year ended December 31, 2010. Other income (expense), net is comprised of interest and investment income, acquisition related expenses, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. Fee income from real estate joint ventures is also included, which decreased related to our acquisition of the Solana Beach Centre entities on January 19, 2011 and The Landmark at One Market on June 30, 2010, and as a result of not providing management services and recognizing the related fees to the Fireman’s Fund Headquarters after our initial public offering. Finally, income from real estate joint ventures is included, and as the real estate joint ventures were acquired on January 19, 2011, we only recorded our share of the real estate joint ventures’ losses through January 18, 2011. Subsequently, the operations for these entities were included in consolidated revenues and expenses.

Discontinued Operations. Discontinued operations relates to Valencia Corporate Center, which was sold on August 30, 2011 and 160 King Street, which was sold on December 4, 2012.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of December 31, 2012, we held $42.5 million in cash and cash equivalents.

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

Our overall capital requirements during 2013 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Reserve Campus and Lloyd District Portfolio. While the amount of future expenditures will depend on numerous factors, we expect to incur higher amounts in 2013 compared to those incurred in 2012 related to capital investments for development, redevelopment and existing properties as we progress with our development pipeline. These amounts will be funded on a short-term basis with cash flow from operations, cash on hand and our revolving credit facility. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures or re-evaluate our dividend policy.

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

Contractual Obligations

The following table outlines the timing of required payments related to our commitments as of December 31, 2012 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,057,680	$3,704	$233,993	$235,980	$113,974	$190,139	$279,890
Interest payments	362	56	51	171	28	20	36
Operating lease (1)	13,113	2,502	2,569	2,636	1,709	736	2,961
Tenant-related commitments	2,645	2,280	365	—	—	—	—
Construction-related commitments	26,540	14,724	11,816	—	—	—	—

Total	$1,100,340	$23,266	$248,794	$238,787	$115,711	$190,895	$282,887

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period at the stated rate for February 2017 of $61,690.

Indebtedness Outstanding

The following table sets forth information as of December 31, 2012, with respect to our indebtedness (dollars in thousands):

Debt	Principal Balance at December 31, 2012	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$93,942	5.67%	$7,567	January 8, 2014	$91,717
Waikele Center (4)	140,700	5.15	7,360	November 1, 2014	140,700
The Shops at Kalakaua (4)	19,000	5.45	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(4)	133,000	5.61	7,558	July 5, 2015	133,000
Del Monte Center (4)	82,300	4.93	4,121	July 8, 2015	82,300
First & Main (4)	84,500	3.97	3,397	July 1, 2016	84,500
Imperial Beach Gardens (4)	20,000	6.16	1,250	September 1, 2016	20,000
Mariner’s Point (4)	7,700	6.09	476	September 1, 2016	7,700
South Bay Marketplace (4)	23,000	5.48	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (4)	130,310	5.39	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	37,204	6.39	2,798	August 1, 2017	35,136
Loma Palisades (4)	73,744	6.09	4,553	July 1, 2018	73,744
One Beach Street (4)	21,900	3.94	875	April 1, 2019	21,900
Torrey Reserve—North Court (1)	21,659	7.22	1,836	June 1, 2019	19,443
Torrey Reserve—VC1, VC2, VC3 (1)	7,294	6.36	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,637	5.91	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	38,790	5.91	2,849	June 1, 2020	33,898
City Center Bellevue (4)	111,000	3.98	4,479	November 1, 2022	111,000

Total/Weighted Average	$1,057,680	5.26%	$59,888		$1,043,956

Unamortized fair value adjustment	(12,998)

Debt Balance	$1,044,682

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(3)	Not used.
(4)	Interest only.
(5)	Loan is interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2012, we were in compliance with all loan covenants.

Description of Certain Debt

The following is a summary of the material provisions of the loan agreements evidencing our material debt outstanding as of December 31, 2012.

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

Mortgage Loan Secured by City Center Bellevue

City Center Bellevue is subject to senior mortgage debt with an original principal amount of $111.0 million from PNC Bank, National Association.

Maturity and Interest. The loan has a maturity date of November 1, 2022 and bears interest at a fixed rate per annum of 3.98%. This is an interest only loan.

Security. The loan was made to a single borrower subsidiary, and is secured by a first-priority deed of trust on City Center Bellevue, a security interest in all personal property used in connection with City Center Bellevue and an assignment of all leases, rents and security deposits relating to the property.

Prepayment. The loan may be voluntarily prepaid in whole or in part commencing on or after November 1, 2015, subject to satisfaction of customary yield maintenance requirements in effect for a prepayment prior to May 1, 2022. On or after May 1, 2022, the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan and bankruptcy or other insolvency events.

Credit Facility

On January 19, 2011, upon completion of the our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At December 31, 2012, our maximum allowable borrowing amount was $226.3 million. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The credit facility bears interest at the rate of either LIBOR or a base rate, plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.

On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years.

On January 10, 2012, the credit facility was amended to, among other things, (1) extend the maturity date to January 10, 2016 (with a one-year extension option subject to payment of a 0.15% fee), (2) decrease the applicable interest rates and (3) modify certain financial covenants. The second amendment provides for an interest rate based on, at our option, either (1) one-, two-, three—or six-month LIBOR, plus, in each case, a spread (ranging from 1.60%-2.20%) based on our consolidated leverage ratio, or (2) a base rate equal to the highest of the (a) prime rate, (b) federal funds rate plus 0.50% or (c) Eurodollar rate plus 1.00%. Such rates are more favorable than previously contained in the revolving credit facility. In addition, the amendment reduces our secured debt ratio covenant under the credit facility to 50%.

On September 7, 2012, the credit facility was amended a third time to allow our consolidated total secured indebtedness to be up to 55% of our secured total asset value for the period commencing upon the date that a material acquisition (generally, greater than $100 million) is consummated through and including the last day of the third fiscal quarter that follows such date.

The amended credit facility includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 60.0%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of 55.0%,

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

As of December 31, 2012, we were in compliance with all credit facility covenants.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Cash Flows

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Cash and cash equivalents were $42.5 million and $112.7 million, at December 31, 2012 and 2011, respectively.

Net cash provided by operating activities increased $10.5 million to $75.9 million for the year ended December 31, 2012, compared to $65.4 million for the year ended December 31, 2011. The increase is primarily due to the acquisitions of the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main, Lloyd District Portfolio, One Beach Street, and City Center Bellevue.

Net cash used in investing activities decreased $37.4 million to $194.3 million for the year ended December 31, 2012, compared to $231.7 million for the year ended December 31, 2011. The decrease was primarily due to the sale of our marketable securities during the third quarter of 2012, to help finance our acquisition of City Center Bellevue, and the sale of 160 King Street during the fourth quarter of 2012. The proceeds from the sale were offset by the acquisition of One Beach Street on January 24, 2012, City Center Bellevue on August 21, 2012, and Geary Marketplace on December 19, 2012 and an increase in capital expenditures related to construction activity for our development properties.

Net cash provided by financing activities decreased $189.0 million to $48.1 million for the year ended December 31, 2012, compared to net cash used of $237.1 million million for the year ended December 31, 2011. The decrease was primarily due to the proceeds from the issuance of shares of our common stock in connection with our initial public offering in 2011, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions. During the year ended December 31, 2012, we drew down on our line of credit during the third quarter of 2012 to finance our acquisition of City Center Bellevue. We subsequently repaid the outstanding line of credit balance during the fourth quarter of 2012 in connection with our sale of 160 King Street. During the year ended December 31, 2012, financing activities also included $132.9 million of loan proceeds related to the mortgage loans on One Beach Street and City Center Bellevue .

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Cash and cash equivalents were $112.7 million and $42.0 million, at December 31, 2011 and 2010, respectively.

Net cash provided by operating activities increased $17.1 million to $65.4 million for the year ended December 31, 2011, compared to $48.3 million for the year ended December 31, 2010. The increase was primarily due to the acquisitions of The Landmark at One Market, the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main and Lloyd District Portfolio.

Net cash used in investing activities increased $202.2 million to $231.7 million for the year ended December 31, 2011, compared to $29.5 million for the year ended December 31, 2010. The increase was primarily due to the acquisition of First & Main, Lloyd District Portfolio and Solana Beach—Highway 101, and the purchase of marketable securities during 2011, along with distributions of capital from real estate joint ventures for the year ended December 31, 2010 that did not occur in 2011. The increases were offset by cash received from the sale of Valencia Corporate Center; cash acquired through the acquisition of the controlling interest in the Solana Beach Centre entities and the Waikiki Beach Walk entities; and the acquisitions of The Landmark at One Market on June 30, 2010 and a vacant building at Carmel Mountain Plaza in November 2010.

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

Net Operating Income

Net Operating Income, or NOI, is a non-GAAP financial measure of performance. We define NOI as operating revenues (rental income, tenant reimbursements, lease termination fees, ground lease rental income and other property income) less property and related expenses (property expenses, ground lease expense, property marketing costs, real estate taxes and insurance). NOI excludes general and administrative expenses, interest expense, depreciation and amortization, acquisition-related expense, other non-property income and losses, gains and losses from property dispositions, extraordinary items, tenant improvements and leasing commissions. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, or (3) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our retail, office, multifamily or mixed-use properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is intended to be captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2012, 2011 and 2010 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net operating income	$149,352	$125,906	$85,540
General and administrative	(15,593)	(13,627)	(8,699)
Depreciation and amortization	(61,853)	(55,936)	(34,419)
Interest expense	(57,328)	(54,580)	(43,251)
Early extinguishment of debt	—	(25,867)	—
Loan transfer and consent fees	—	(8,808)	—
Gain on acquisition	—	46,371	4,297
Other income (expense), net	(629)	212	(1,846)

Income from continuing operations	13,949	13,671	1,622
Discontinued operations:
Income from discontinued operations	932	1,672	552
Gain on sale of real estate property	36,720	3,981	—

Results from discontinued operations	37,652	5,653	552

Net income	$51,601	$19,324	$2,174

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

The following table sets forth a reconciliation of our FFO for the years ended December 31, 2012, 2011 and 2010 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2012	2011	2010
Net income	$51,601	$19,324	$2,174
Plus: Real estate depreciation and amortization (1)	63,011	58,543	37,642
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	—	688	15,304
Less: Gain on sale of real estate	(36,720)	(3,981)	—

Funds from operations, as defined by NAREIT	$77,892	$74,574	$55,120

Less: FFO attributable to Predecessor’s controlled and noncontrolled owners’ equity	—	(16,973)
Less: Nonforfeitable dividends on incentive stock awards	(354)	(316)

FFO attributable to common stock and units	$77,538	$57,285

FFO per diluted share/unit	$1.35	$1.05

Weighted average number of common shares and units, diluted (2)	57,262,767	54,417,123

(1)	Includes depreciation and amortization related to Valencia Corporate Center, which was sold on August 30, 2011 and 160 King Street, which was sold on December 4, 2012 and is included in discontinued operations on the statement of operations.
(2)	For the year ended December 31, 2012, the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares for the year ended December 31, 2012, but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. For the years ended December 31, 2012 and 2011, the weighted average shares outstanding have been weighted for the full year to date, not the date of our initial public offering.

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

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of December 31, 2012, we do not hold any derivative financial instruments.

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

Fixed Interest Rate Debt

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2012, we had $1,057.7 million of fixed-rate debt outstanding with an estimated fair value of $1,116.2 million. If interest rates at December 31, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $36.0 million. If interest rates at December 31, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $41.8 million.

Variable Interest Rate Debt

At December 31, 2012, our only variable interest rate debt is our credit facility, which had no balance outstanding at December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer , as appropriate, to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2012. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective and were operating to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material adverse effect on our financial statements.

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Based on management’s assessment and the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Assets Trust, Inc.

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Assets Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Assets Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial position of American Assets Trust, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 of American Assets Trust, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 22, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board—Committees of the Board—Audit Committee” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General—Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February, 2013.

American Assets Trust, Inc.
By:	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHAMBERLAIN John W. Chamberlain	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 22, 2013

/s/ ROBERT F. BARTON Robert F. Barton	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ ERNEST S. RADY Ernest S. Rady	Executive Chairman of the Board	February 22, 2013

/s/ LARRY E. FINGER Larry E. Finger	Director	February 22, 2013

/s/ ALAN D. GOLD Alan D. Gold	Director	February 22, 2013

/s/ DUANE A. NELLES Duane A. Nelles	Director	February 22, 2013

/s/ THOMAS S. OLINGER Thomas S. Olinger	Director	February 22, 2013

/s/ ROBERT S. SULLIVAN Robert S. Sullivan	Director	February 22, 2013

Item 8 and Item 15(a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Assets Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III—Consolidated Real Estate and Accumulated Depreciation. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 22, 2013

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31, 2012	December 31, 2011
ASSETS
Real estate, at cost
Operating real estate	$1,891,549	$1,600,643
Construction in progress	32,183	3,495
Held for development	14,944	24,675

	1,938,676	1,628,813
Accumulated depreciation	(270,494)	(224,867)

Net real estate	1,668,182	1,403,946
Cash and cash equivalents	42,479	112,723
Restricted cash	7,421	8,978
Marketable securities	—	28,235
Accounts receivable, net	6,440	6,810
Deferred rent receivables, net	29,395	22,344
Prepaid expenses and other assets	73,670	74,424
Assets of discontinued operations	—	51,821

TOTAL ASSETS	$1,827,587	$1,709,281

LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$1,044,682	$912,067
Accounts payable and accrued expenses	29,509	24,805
Security deposits payable	4,856	4,091
Other liabilities and deferred credits	62,811	55,579
Liabilities of discontinued operations	—	33,011

Total liabilities	1,141,858	1,029,553

Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 shares authorized, 39,664,212 and 39,283,796 shares outstanding at December 31, 2012 and December 31, 2011, respectively	397	393
Additional paid-in capital	663,589	653,645
Accumulated dividends in excess of net income	(25,625)	(28,007)

Total American Assets Trust, Inc. stockholders’ equity	638,361	626,031
Noncontrolling interests	47,368	53,697

Total equity	685,729	679,728

TOTAL LIABILITIES AND EQUITY	$1,827,587	$1,709,281

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Income

(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2012	2011	2010
REVENUE:
Rental income	$225,249	$194,168	$115,165
Other property income	10,217	8,617	2,583

Total revenue	235,466	202,785	117,748

EXPENSES:
Rental expenses	64,089	58,133	20,520
Real estate taxes	22,025	18,746	11,688
General and administrative	15,593	13,627	8,699
Depreciation and amortization	61,853	55,936	34,419

Total operating expenses	163,560	146,442	75,326

OPERATING INCOME	71,906	56,343	42,422
Interest expense	(57,328)	(54,580)	(43,251)
Early extinguishment of debt	—	(25,867)	—
Loan transfer and consent fees	—	(8,808)	—
Gain on acquisition	—	46,371	4,297
Other income (expense), net	(629)	212	(1,846)

INCOME FROM CONTINUING OPERATIONS	13,949	13,671	1,622
DISCONTINUED OPERATIONS
Income from discontinued operations	932	1,672	552
Gain on sale of real estate property	36,720	3,981	—

Results from discontinued operations	37,652	5,653	552

NET INCOME	51,601	19,324	2,174
Net income attributable to restricted shares	(529)	(482)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458	2,205
Net income attributable to Predecessor’s controlled owners’ equity	—	(16,995)	(4,379)
Net income attributable to unitholders in the Operating Partnership	(16,133)	(1,388)	—

NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$34,939	$2,917	$—

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.24	$(0.02)
Discontinued operations	0.66	0.10

Basic net income attributable to common stockholders per share	$0.90	$0.08

Weighted average shares of common stock outstanding—basic	38,736,113	36,748,806

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.24	$(0.02)
Discontinued operations	0.66	0.10

Diluted net income attributable to common stockholders per share	$0.90	$0.08

Weighted average shares of common stock outstanding—diluted	57,053,909	54,219,807

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Equity

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Predecessor’s Controlled Owners’ Equity	Noncontrolling Interests - Unitholders in the Operating Partnership	Predecessor’s Noncontrolling Interests - Owners in Consolidated Entities	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2009	—	$—	$—	$—	$133,173	$—	$37,790	$170,963
Contributions	—	—	—	—	7,665	—	—	7,665
Distributions	—	—	—	—	(23,343)	—	(2,338)	(25,681)
Net income (loss)	—	—	—	—	4,379	—	(2,205)	2,174

Balance at December 31, 2010	—	—	—	—	121,874	—	33,247	155,121
Net income (loss)	—	—	—	3,399	16,995	1,388	(2,458)	19,324
Distributions	—	—	—	—	(33,435)	—	(6,525)	(39,960)
Proceeds from sale of common stock, net	31,625,000	316	587,695	—	—	—	—	588,011
Cash paid to non-accredited investors	—	—	—	—	—	—	(6,075)	(6,075)
Issuance of restricted stock	630,663	6	(6)	—	—	—	—	—
Forfeiture of restricted stock	(1,951)	—	—	—	—	—	—	—
Issuance of common shares and units for acquisition of properties	262,486	3	6,081	—	—	27,770	—	33,854
Proceeds from private placement	—	—	—	—	—	5,410	—	5,410
Notes receivable from affiliate settled in common units	—	—	—	—	—	(21,797)	—	(21,797)
Notes payable to affiliates settled in common units	—	—	—	—	—	828	—	828
Dividends declared and paid	—	—	—	(31,406)	—	(14,717)	—	(46,123)
Stock-based compensation	—	—	2,615	—	—	—	—	2,615
Distribution of investment in joint venture not acquired	—	—	—	—	(9,084)	—	(2,396)	(11,480)
Exchange of owners’ equity for common stock and units	6,767,598	68	57,260	—	(96,350)	54,815	(15,793)	—

Balance at December 31, 2011	39,283,796	393	653,645	(28,007)	—	53,697	—	679,728
Net income	—	—	—	35,467	—	16,134	—	51,601
Conversion of operating partnership units	372,654	4	7,092	—	—	(7,096)	—	—
Issuance of restricted stock	10,015	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,253)	—	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(33,085)	—	(15,367)	—	(48,452)
Stock-based compensation	—	—	2,852	—	—	—	—	2,852

Balance at December 31, 2012	39,664,212	$397	$663,589	$(25,625)	$—	$47,368	$—	$685,729

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$51,601	$19,324	$2,174
Results from discontinued operations	(37,652)	(5,653)	(552)

Income from continuing operations	13,949	13,671	1,622
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(6,967)	(3,735)	1,080
Depreciation and amortization	61,853	55,936	34,419
Amortization of debt issuance costs and debt fair value adjustments	3,911	3,883	503
Early extinguishment of debt	—	25,867	—
Loan transfer and consent fees	—	8,808	—
Gain on acquisition of controlling interests	—	(46,371)	(4,297)
Stock-based compensation expense	2,852	2,615	—
Loss from real estate joint ventures	—	188	4,406
Distribution of earnings from real estate joint ventures	—	—	6,713
Other, net	2,422	2,666	800
Changes in operating assets and liabilities	—	—	—
Change in restricted cash	(1,000)	97	(74)
Change in accounts receivable	63	(3,570)	(19)
Change in prepaid expenses and other assets	143	(2,040)	(5,155)
Change in accounts payable and accrued expenses	(1,799)	2,128	3,206
Change in security deposits and other liabilities	136	(943)	(45)

Net cash provided by operating activities of continuing operations	75,563	59,200	43,159
Net cash provided by operating activities of discontinued operations	382	6,164	5,187

Net cash provided by operating activities	75,945	65,364	48,346

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	(273,990)	(231,558)	(32,962)
Capital expenditures	(34,582)	(10,777)	(3,929)
Change in restricted cash—reserves for capital improvements	2,557	(3,069)	—
Cash acquired from acquisition of controlling interests in real estate joint ventures	—	15,222	—
Leasing commissions	(3,456)	(2,444)	(1,536)
Purchase of marketable securities	—	(33,103)	—
Maturity of marketable securities	4,384	4,993	—
Sale of marketable securities	23,191	—	—
Distribution of capital from real estate joint ventures	—	—	10,607
Issuance of notes receivable to affiliate	—	—	(800)

Net cash used in investing activities of continuing operations	(281,896)	(260,736)	(28,620)
Net cash provided by (used in) investing activities of discontinued operations	87,601	29,047	(885)

Net cash used in investing activities	(194,295)	(231,689)	(29,505)

FINANCING ACTIVITIES
Issuance of secured notes payable	132,900	84,500	7,500
Repayment of secured notes payable	(34,626)	(264,250)	(12,873)
Defeasance costs on repayment of secured notes payable	—	(24,345)	—
Proceeds from unsecured line of credit	164,000	—	—
Repayment of unsecured line of credit	(164,000)	—	—
Loan transfer and consent fees paid	—	(8,350)	—
Issuance of unsecured notes payable	—	—	36,200
Repayment of unsecured notes payable	—	(38,013)	(11,051)
Repayment of notes payable to affiliates	—	(19,279)	(2,401)
Debt issuance costs	(1,355)	(2,961)	(436)
Proceeds from issuance of common stock, net	—	596,541	—
Proceeds from private placement of common units	—	5,410	—
Dividends paid to common stock and unitholders	(48,452)	(46,123)	—
Payments to nonaccredited investors	—	(6,075)	—
Deferred offering costs	(361)	—	—
Contributions from Predecessor’s controlling and noncontrolling interests	—	—	7,665
Distributions to Predecessor’s controlling and noncontrolling interests	—	(39,960)	(25,681)

Net cash provided by (used in) financing activities	48,106	237,095	(1,077)

Net (decrease) increase in cash and cash equivalents	(70,244)	70,770	17,764
Cash and cash equivalents, beginning of period	112,723	41,953	24,189

Cash and cash equivalents, end of period	$42,479	$112,723	$41,953

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

The Formation Transactions enabled us to (1) consolidate the ownership of our property portfolio under our Operating Partnership, (2) succeed to the property management business of AAI, (3) facilitate the Offering, and

(4) qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2011. As a result of the Formation Transactions, we are a vertically integrated and self-administered REIT with 114 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

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

Since these transactions occurred on January 19, 2011, the results of operations for the entities acquired by us in connection with the Offering and related Formation Transactions are not included in certain historical financial statements. More specifically, our financial condition as of December 31, 2011 and results of operations for the year ended December 31, 2011 reflect the financial condition and results of operation for our Predecessor together with the entities we acquired at the time of the Offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities, as well as First & Main, Lloyd District Portfolio and Solana Beach—Highway 101, each acquired subsequent to the Offering. We have included the results of operations for the acquired entities in our consolidated statements of operations from the date of acquisition. Our financial condition as of December 31, 2012 and results of operations for the year ended December 31, 2012 include the results of operations for One Beach Street, City Center Bellevue and Geary Marketplace acquired in 2012. We have included the results of operations for the acquired entities in our consolidated statements of operations from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center, and in December 2012, we sold 160 King Street, and have reclassified our financial statements for all periods prior to the sales to reflect Valencia Corporate Center and 160 King Street as discontinued operations.

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

Any reference to the number of properties or units and square footage or acres are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

As of December 31, 2012, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2012, we owned land at five of our properties that we classify as held for development. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

Geary Marketplace

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

The Landmark at One Market

One Beach Street

First & Main

Lloyd District Portfolio

City Center Bellevue

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

Mixed-Use

Waikiki Beach Walk Retail and Hotel

Held for Development and Construction in Progress

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

In August 2011, we sold Valencia Corporate Center. In December 2012, we sold 160 King Street. We have reclassified our financial statements for all periods prior to the sale to reflect Valencia Corporate Center and 160 King Street as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

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

Consolidated Statements of Cash Flows-Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Supplemental cash flow information
Total interest costs incurred	$58,074	$54,580	$43,251

Interest capitalized	$746	$—	$—

Interest expense	$57,328	$54,580	$43,251

Cash paid for interest, net of amounts capitalized (including discontinued operations)	$55,349	$52,713	$45,634

Cash paid for income taxes	$1,239	$172	$—

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for property under development	$4,944	$2,396	$120

Assumption of debt upon acquisition (Note 2)	$—	$268,008	$133,000

Assumption of notes to affiliates upon acquisition (Note 2)	$—	$14,824	$—

Acquisition of working capital deficit, net of cash (Note 2)	$—	$(4,176)	$(1,972)

Distribution of investment in joint venture not acquired	$—	$11,480	$—

Issuance of common shares and units for acquisition of properties	$—	$33,854	$—

Notes receivable from affiliate settled in common units	$—	$21,797	$—

Notes payable to affiliates settled in common units	$—	$828	$—

Reduction to capital for prepaid Offering costs	$—	$1,974	$—

Transfer taxes accrued at time of Offering	$—	$6,556	$—

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

Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.3 million, $3.0 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when the rooms are occupied and services have been provided. Food and beverage sales are recognized when the customer has been served or at the time the transaction occurs. Revenue from room rental is included in rental revenue on the statement of income. Revenue from other sales and services provided is included in other property income on the statement of income.

We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2012 and December 31, 2011, our allowance for doubtful accounts was $1.2 million and $1.1 million, respectively, and our allowance for deferred rent receivables was $1.5 million and $1.7 million, respectively. Total bad debt expense was $0.6 million, $2.0 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We recognize gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when (1) the collectability of the sales price is reasonably assured, (2) we are not obligated to perform significant activities after the sale, (3) the initial investment from the buyer is sufficient and (4) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.

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

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2012, 2011 and 2010, real estate depreciation expense was $47.8 million, $42.5 million and $31.4 million, respectively, including amounts from discontinued operations.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenant’s long term business prospects and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of income.

The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective noncancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of income. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense. Acquisition-related expenses are expensed in the period incurred.

Capitalized Costs

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

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than three months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). No losses have been experienced related to such accounts. At December 31, 2012 and December 31, 2011, we had $33.0 million and $24.3 million, respectively, in excess of the FDIC insured limit. At December 31, 2012 and December 31, 2011, we had $0.9 million and $82.1 million, respectively, in money market funds that are not FDIC insured.

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

Marketable Securities

Our portfolio of marketable securities was comprised of debt securities that are classified as trading. Trading securities are presented on our consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the mark-to-market of these securities were recognized as unrealized and realized gains or losses in income.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, lease incentives, acquired in-place leases, acquired above market leases and debt issuance costs. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions related to obtaining a lease. Capitalized lease costs are amortized over the life of the related lease and included in depreciation and amortization expense on the statement of income. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow. Therefore, we classify cash outflows for lease costs as an investing activity in our consolidated statements of cash flows.

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

Subsequent to the Offering, we elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ending December 31, 2011. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

We, together with one of our subsidiaries, have elected to treat such subsidiary as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended ASC Topic 820, Fair Value Measurement. ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. The adoption of ASU 2011-04 did not have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 requires retrospective application and became effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a significant impact on our disclosures of comprehensive income, since we do not have comprehensive income.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification (Topic 360) (“ASU 2011-10”). This ASU modifies ASC Subtopic 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC Subtopic 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 became effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 did not have a material effect on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. This pronouncement is effective for us in the first quarter of 2013 and is not expected to have a significant impact to our consolidated financial statements.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2012
Land	$247,884	$138,977	$18,477	$76,635	$481,973
Buildings	497,922	600,146	41,968	123,084	1,263,120
Land improvements	39,882	7,528	2,990	2,363	52,763
Tenant improvements	46,393	44,232	—	1,757	92,382
Furniture, fixtures, and equipment	486	1,124	5,082	9,563	16,255
Construction in progress	1,903	30,021	1	258	32,183

	834,470	822,028	68,518	213,660	1,938,676
Accumulated depreciation	(165,293)	(62,825)	(32,127)	(10,249)	(270,494)

Net real estate	$669,177	$759,203	$36,391	$203,411	$1,668,182

December 31, 2011
Land	$239,152	$105,787	$18,477	$76,635	$440,051
Buildings	480,511	395,546	41,632	122,985	1,040,674
Land improvements	38,887	8,663	2,835	2,363	52,748
Tenant improvements	39,818	30,106	—	1,766	71,690
Furniture, fixtures, and equipment	457	996	4,570	9,022	15,045
Construction in progress	2,473	5,888	—	244	8,605 (1)

	801,298	546,986	67,514	213,015	1,628,813
Accumulated depreciation	(145,848)	(43,766)	(30,327)	(4,926)	(224,867)

Net real estate	$655,450	$503,220	$37,187	$208,089	$1,403,946

(1)	Construction in progress related to land held for development is included in the Held for Development classification on the consolidated balance sheets.

Acquisitions

2012 Acquisitions

On January 24, 2012, we acquired One Beach Street, consisting of approximately 97,000 square feet in a three-story fully renovated historic office building located along the Embarcadero in San Francisco’s North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million, which are included in other income (expense), net on the statement of income. The identified intangible assets and liabilities are being amortized over a weighted average life of 7.0 years.

On August 21, 2012, we acquired City Center Bellevue, a 27-story LEED-EB Gold certified office tower, consisting of approximately 497,000 square feet, located in Bellevue, Washington. The purchase price was approximately $228.8 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of income. Additionally, we received credits to our purchase price of approximately $6.9 million that primarily relate to outstanding tenant improvement obligations and rent abatements. The identified intangible assets and liabilities are being amortized over a weighted average life of 5.8 years.

On December 19, 2012, we acquired Geary Marketplace, a newly constructed, approximately 35,000 square foot, 100% leased, grocery-anchored shopping center in Walnut Creek, California. The purchase price was approximately $21.0 million, excluding closing costs of approximately $0.02 million, which are included in other income (expense), net on the statement of income. The identified intangible assets and liabilities are being amortized over a weighted average life of 19.84 years.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. Using information available at the time the acquisition closed, we allocated the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The allocation of the purchase price for each of One Beach Street, City Center Bellevue and Geary Marketplace is as follows (in thousands):

	One Beach Street	City Center Bellevue	Geary Marketplace	Total
Land	$15,332	$25,135	$8,239	$48,706
Building	16,764	185,653	11,179	213,596
Land improvements	30	154	704	888
Tenant improvements	1,223	5,191	470	6,884

Total real estate	33,349	216,133	20,592	270,074
Lease intangibles	4,141	11,870	1,017	17,028
Prepaid expenses and other assets	1	2,596	414	3,011

Total assets	$37,491	$230,599	$22,023	$290,113

Accounts payable and accrued expenses	$94	$456	$—	$550
Security deposits payable	75	740	—	815
Lease intangibles	1,382	8,733	1,124	11,239
Other liabilities and deferred credits	22	497	—	519

Total liabilities	$1,573	$10,426	$1,124	$13,123

We have included the results of operations for One Beach Street, City Center Bellevue and Geary Marketplace in our consolidated statements of income from the date of acquisition. For the period of acquisition through December 31, 2012, One Beach Street contributed $3.9 million to total revenue, $1.0 million to operating expenses, $2.9 million to operating income and $0.6 million to net income. For the period of acquisition through December 31, 2012, City Center Bellevue contributed $7.0 million to total revenue, $1.6 million to operating expenses, $5.4 million to operating income and an insignificant amount to net income. For the period of acquisition through December 31, 2012, Geary Marketplace contributed an insignificant amount to total revenue, expenses, operating income and net income.

2011 Acquisitions

As noted above, as part of the Formation Transactions, we acquired the controlling interests in the Waikiki Beach Walk entities and the Solana Beach Centre entities for Operating Partnership units and common shares with a value of approximately $33.9 million. The contribution or acquisition by merger of interests in these entities was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. Prior to acquisition, our Predecessor had an 80% noncontrolling interest in the Waikiki Beach Walk entities and a

50% noncontrolling interest in the Solana Beach Centre entities. Upon acquisition, we remeasured the assets and liabilities at fair value and recorded gains of $4.8 million and $41.6 million on the Waikiki Beach Walk entities and the Solana Beach Centre entities, respectively, which are classified as gain on acquisition in the accompanying statement of income. These gains were calculated based on the difference between the fair value of our Predecessor’s ownership interests of $31.3 million and $26.0 million compared to the Predecessor’s historical cost interests of $26.5 million and $(15.6) million in the Waikiki Beach Walk entities and Solana Beach Centre entities, respectively.

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

On March 11, 2011, we acquired an approximately 361,000 square foot, 16-story, LEED Platinum certified office building located at 100 SW Main Street, in Portland, Oregon (“First & Main”). The purchase price for First & Main was approximately $128.9 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of income. The purchase was funded using cash on hand and structured to accommodate a reverse tax deferred exchange in conjunction with the sale of Valencia

Corporate Center pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections.

On July 1, 2011, we acquired the Lloyd District Portfolio, consisting of approximately 610,000 rentable square feet on more than 16 acres located in the Lloyd District of Portland, Oregon. The Lloyd District Portfolio is comprised of six office buildings within four contiguous blocks, including (i) a condominium interest in the 20-story Lloyd Tower, (ii) the 16-story Lloyd 700 Building and (iii) four low-rise landmark buildings within Oregon Square. The purchase price was approximately $91.6 million, excluding closing costs of approximately $0.1 million, which are included in other income (expense), net on the statement of income. The purchase was funded using cash on hand.

On September 20, 2011, we acquired the Solana Beach—Highway 101 property, consisting of approximately 1.7 acres located in Solana Beach, California. The purchase price was approximately $6.8 million, excluding closing costs of approximately $0.2 million, which are included in other income (expense), net on the statement of income. The purchase was funded through cash on hand. On December 14, 2011, we acquired an additional parcel adjacent to the original property, consisting of approximately 0.2 acres. The purchase price was approximately $1.3 million. The purchase was funded through cash on hand. The property consists primarily of land held for future development.

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

We have included the results of operations for First & Main, Lloyd District Portfolio and Solana Beach—Highway 101 in our consolidated statements of income from the date of acquisition. For the period of acquisition through December 31, 2011, First & Main, Lloyd District Portfolio and Solana Beach—Highway 101, collectively, contributed $16.1 million to total revenue, $12.9 million to operating expenses, $3.2 million to operating income and $1.1 million to net income.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of One Beach Street and City Center Bellevue with the historical results of operations of the Company, as though the entities were acquired on January 1, 2011. The pro forma financial information for the year ended December 31, 2011, also includes the pro forma results of operations of the Waikiki Beach Walk entities, Solana Beach Centre entities, First & Main, Lloyd District Portfolio and Solana Beach—Highway 101 with the historical results of operations of the Company/Predecessor on a pro forma basis, as though the entities had been acquired on January 1, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2011. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment, adjustments to amortization charges for acquired intangible assets and liabilities, adjustments to straight-line rent revenue and the removal of the gain on acquisition of the controlling interests of the Solana Beach Centre entities and Waikiki Beach Walk entities for the year ended December 31, 2012 and 2011.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$235,466	$244,884	$202,785	$232,341
Total operating expenses	163,560	173,858	146,442	174,292
Operating income	71,906	71,010	56,343	58,049
Net income (loss)	$51,601	$49,303	$19,324	$(28,626	)(1)

(1)	The net loss for the year ended December 31, 2011 includes one-time expenses for the early extinguishment of debt and loan transfer and consent fees but excludes the gain on acquisition of the controlling interests in the Solana Beach Centre entities and the Waikiki Beach Walk entities.

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

On December 4, 2012, we sold 160 King Street for a sales price of approximately $93.8 million. The property is located in San Francisco, California and was previously included in our office segment. The decision to sell 160 King Street was a result of our desire to focus resources on our core, high-barrier-to-entry markets. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of City Center Bellevue pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections. As a result of the sale, 160 King Street no longer serves as a borrowing base property under our revolving credit facility.

We determined that Valencia Corporate Center became a discontinued operation in the third quarter of 2011. We determined that 160 King Street became a discontinued operation in the fourth quarter of 2012. We have, therefore, classified Valencia Corporate Center’s and 160 King Street’s net assets, liabilities and operating results as discontinued operations on our balance sheets and our statements of income for all periods prior to the sale.

Net revenue and net income from the property’s discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenue from discontinued operations	$6,734	$10,133	$11,203
Results from discontinued operations
Income from discontinued operations	932	1,672	552
Gain on sale of real estate from discontinued operations	36,720	3,981	—

Total income from discontinued operations	$37,652	$5,653	$552

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

The following tables provide summarized operating results and the financial position of the unconsolidated entities (in thousands):

	Year Ended December 31, 2010
OPERATING RESULTS
Revenue	$88,762
Expenses
Other operating expenses	34,607
Impairment loss (1)	38,465
Depreciation and amortization	29,012
Interest expense	29,835

Total expenses	131,919

Net loss	$(43,157)

Our share of net loss	$(4,406	)(2)

(1)	The venture recorded an impairment loss on the real estate property on the venture’s financial statements during the year ended December 31, 2010. During 2008, we recorded an impairment of our equity method investment in the Fireman’s Fund Headquarters real estate venture, as we determined that during 2008 the fair value of our equity method investment in the Fireman’s Fund Headquarters was below our historical cost as a result of a reduction in real estate values due to the credit crisis that occurred during 2008. As a result, for the year ended December 31, 2010, we did not record our share of the impairment losses recorded on the venture’s financial statements, as we believe our investment in the Fireman’s Fund Headquarters joint venture at December 31, 2010 (adjusted for previously recorded impairment losses) was not impaired.
(2)	Excludes the gain recorded on the acquisition of The Landmark at One Market of $4,297.

Year Ended December 31, 2010
(In thousands)
BALANCE SHEET
Real estate, net	$456,714
Cash	14,995
Other assets	49,717

Total assets	$521,426

Mortgages payable	$459,922
Notes payable to affiliate	14,824
Other liabilities	20,982
Partners’ capital	25,698

Total liabilities and partners’ capital	$521,426

Our share of unconsolidated debt	$246,480

Our share of partners’ capital	$(10,457)

Our investment in real estate joint ventures	$39,816
Our distributions in excess of earnings of real estate joint ventures	(14,060)

Our investment in real estate joint ventures, net	$25,756

The difference between our investment in real estate ventures and our share of the underlying capital is attributable to the following items which are included in our investments in the real estate ventures: estimated impairment losses relating to our investments, the allocation of fair value in excess of historical cost recorded upon formation of our investment in the venture, capitalized interest, and intercompany profit elimination adjustments. These differences are recognized by us in our share of net income or loss, which is included in other income (expense) in the consolidated statement of operations, and upon the sale of the real estate held by the real estate ventures.

NOTE 4. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles, which are included in prepaid expenses and other assets and other liabilities and deferred credits (in thousands):

	December 31, 2012	December 31, 2011
In-place leases	$72,598	$57,843
Accumulated amortization	(38,290)	(28,981)
Above market leases	32,846	32,820
Accumulated amortization	(21,363)	(16,284)

Acquired lease intangible assets, net	$45,791	$45,398

Below market leases	$80,071	$68,958
Accumulated accretion	(25,721)	(20,346)

Acquired lease intangible liabilities, net	$54,350	$48,612

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) included net amortization from acquired above and below market leases of $(0.2) million, $(1.1) million and $(1.1) million in 2012, 2011 and 2010, respectively. The remaining weighted-average amortization period as of December 31, 2012, is 6.4 years, 4.7 years and 12.1 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $21.6 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 10.8 years.

Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of in-place leases	$(10,248)	$(8,859)	$(3,388)
Amortization of above market leases	(5,739)	(5,684)	(2,874)
Amortization of below market leases	5,502	4,567	1,802

Net loss	$(10,485)	$(9,976)	$(4,460)

As of December 31, 2012, the amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2013	$8,810	$3,727	$5,836
2014	6,047	2,296	5,119
2015	5,085	1,885	4,779
2016	4,187	1,360	4,609
2017	3,368	986	4,200
Thereafter	6,811	1,229	29,807

	$34,308	$11,483	$54,350

NOTE 5. MARKETABLE SECURITIES

Our portfolio of marketable securities was comprised of debt securities that were classified as trading securities. Our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We reported our trading securities at fair value, using prices provided by independent market participants that are based on observable inputs using market-based valuation techniques (Level 2 of the fair value hierarchy-see Note 6). On August 20, 2012, we sold all of our outstanding GNMA securities with a realized loss of $0.7 million for the year ended December 31, 2012. For the year ended December 31, 2011, gains and losses resulting from the mark-to-market of these securities were recognized as unrealized gains or losses in income. Unrealized (losses) and gains in our statement of income for the year ended December 31, 2011 were $0.1 million and included in other income (expense).

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of GNMA securities and our deferred compensation liability. We measure the fair values of these assets and liability based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2012 and 2011. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2012 and 2011.

The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 3.43% to 7.14%.

Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$—	$—	$28,235	$28,235
Secured notes payable	1,044,682	1,116,162	912,067	941,582
Deferred compensation liability	$637	$637	$520	$520

NOTE 7. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Leasing commissions, net of accumulated amortization of $16,829 and $13,015, respectively	$18,329	$16,738
Acquired above market leases, net	11,483	16,536
Acquired in-place leases, net	34,308	28,862
Lease incentives, net of accumulated amortization of $2,220 and $1,850, respectively	1,480	1,850
Other intangible assets, net of accumulated amortization of $4,239 and $3,848, respectively	960	986
Debt issuance costs, net of accumulated amortization of $2,374 and $2,188, respectively	3,651	3,280
Purchase deposit	—	3,000
Prepaid expenses, deposits and other	3,459	3,172

Total prepaid expenses and other assets	$73,670	$74,424

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income. The purchase deposit at December 31, 2011 relates to the acquisition of One Beach Street, in San Francisco, California. Such acquisition was completed on January 24, 2012 (Note 2).

NOTE 8. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Acquired below market leases, net	$54,350	$48,612
Prepaid rent and deferred revenue	6,383	4,784
Straight-line rent liability	63	433
Deferred rent expense	1,008	1,122
Deferred compensation	637	520
Deferred tax liability	320	—
Other liabilities	50	108

Total other liabilities and deferred credits	$62,811	$55,579

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

NOTE 9. DEBT

The following is a summary of our total debt outstanding as of December 31, 2012 and December 31, 2011 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate as of December 31, 2012	Stated Maturity Date
	December 31, 2012	December 31, 2011
Alamo Quarry Market (1)(2)	$93,942	$96,027	5.67%	January 8, 2014
Waikele Center (4)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (4)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (2)(4)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (4)	82,300	82,300	4.93%	July 8, 2015
First & Main (4)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (4)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (4)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (4)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (4)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	37,204	37,330	6.39%	August 1, 2017
Loma Palisades (4)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (4)	21,900	—	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,659	21,921	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,294	7,380	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,637	11,788	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	38,790	39,293	5.91%	June 1, 2020
City Center Bellevue (4)	111,000	—	3.98%	November 1, 2022

Total	1,057,680	927,993

Unamortized fair value adjustment	(12,998)	(15,926)

Total Secured Notes Payable Balance	1,044,682	912,067
Debt of Discontinued Operations Secured Notes Payable
160 King Street (3)	—	31,412	N/A	May 1, 2014

Total Debt Outstanding	$1,044,682	$943,479

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Principal payments based on a 20-year amortization schedule. Note payable included in liabilities of discontinued operations as of December 31, 2011.
(4)	Interest only.
(5)	Loan was interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

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

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2012, we were in compliance with all loan covenants.

Scheduled principal payments on notes payable as of December 31, 2012 are as follows (in thousands):

2013	$3,704
2014	233,993
2015	235,980
2016	113,974
2017	190,139
Thereafter	279,890

$1,057,680

Credit Facility

On January 19, 2011, in connection with the Offering, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. During the third quarter of 2012, we drew approximately $164.0 million on our credit facility in connection with our acquisition of City Center Bellevue. Additionally, during the fourth quarter of 2012, we repaid all outstanding principal and interest amounts related to our borrowings with the proceeds from the sale of 160 King Street. At December 31, 2012, our maximum allowable borrowing amount was $226.3 million. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. No amounts have been borrowed on the credit facility to date. The credit facility bears interest at the rate of either LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

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

The amended credit facility includes a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 60%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of up to 55% in circumstances,

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

As of December 31, 2012, we were in compliance with all credit facility covenants.

NOTE 10. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,023,435 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at December 31, 2012. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

On February 14, 2011, we completed a private placement transaction of 251,050 common units for approximately $5.4 million.

During the year ended December 31, 2012, 372,654 common units were converted into shares of our common stock.

Preferred Stock Authorized Shares

We have authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2012. Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends

The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units for the years ended December 31, 2012 and 2011:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2011	$0.17	January 19, 2011 to March 31, 2011	March 31, 2011
Second Quarter 2011	$0.21	April 1, 2011 to June 30, 2011	June 30, 2011
Third Quarter 2011	$0.21	July 1, 2011 to September 30, 2011	September 30, 2011
Fourth Quarter 2011	$0.21	October 1, 2011 to December 31, 2011	December 29, 2011
First Quarter 2012	$0.21	January 1, 2012 to March 31, 2012	March 30, 2012
Second Quarter 2012	$0.21	April 1, 2012 to June 30, 2012	June 29, 2012
Third Quarter 2012	$0.21	July 1, 2012 to September 30, 2012	September 28, 2012
Fourth Quarter 2012	$0.21	October 1, 2012 to December 31, 2012	December 28, 2012

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

	Year Ended December 31,
	2012		2011
	Per Share	%	Per Share	%
Ordinary income	$0.56	66.7%	$0.22	27.5%
Return of capital	0.28	33.3%	0.58	72.5%

Total	$0.84	100.0%	$0.80	100.0%

Stock-Based Compensation

In connection with Offering, we adopted our 2011 Equity Incentive Award Plan (“2011 Plan”). The 2011 Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2012, 3,421,189 shares of common stock remain available for future issuance.

Concurrently with the closing of the Offering, we made grants of restricted shares of our common stock to certain executive officers under the 2011 Plan. At such time, we granted to such executive officers a total of 198,000 shares that are subject to timing-based vesting and 297,000 shares that are subject to performance-based vesting, with fair market values of $4.1 million for the timing-based vesting awards and $3.9 million for the performance-based vesting awards. Those awards subject to time-based vesting will vest, subject to the recipient’s continued employment, in two substantially equal installments on each of the third and fourth anniversaries of the date of grant. The vesting of those restricted stock awards subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 19, 2011. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the executive officer is entitled based on our performance relative to the performance hurdles set forth in the restricted stock award agreement he entered into in connection with his initial award grant. These shares will then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the executive officer’s continued employment on those dates.

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

The following table summarizes the activity of non-vested restricted stock awards during the years ended December 31, 2012 and 2011:

	2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	628,712	$15.43	—	$—
Granted	10,015	22.50	630,663	15.43
Vested	(3,252)	20.49	—	—
Forfeited	(2,253)	12.52	(1,951)	20.50

Balance at end of year	633,222	$15.64	628,712	$15.43

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.9 million and $2.6 million in noncash compensation expense for the years ended December 31,

2012 and 2011, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $4.4 million at December 31, 2012, which will be recognized over a weighted-average period of 1.6 years.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2012 and 2011, we had a weighted average of approximately 629,493 and 578,489 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2012, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2011
NUMERATOR
Income from continuing operations	$13,949	$13,671
Less: Net income attributable to restricted shares	(529)	(482)
Plus: Loss from continuing operations attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,455
Less: Income from continuing operations attributable to Predecessor’s controlled owners’ equity	—	(16,962)
Plus: Loss from continuing operations attributable to unitholders in the Operating Partnership	(4,239)	425

Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	9,181	(893)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	25,758	3,810

Net income attributable to common stockholders—basic	$34,939	$2,917

Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$9,181	$(893)
Less: Income (loss) from continuing operations attributable to unitholders in the Operating Partnership	4,239	(425)

Income (loss) from continuing operations attributable to common stockholders—diluted	13,420	(1,318)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	25,758	3,810
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	11,894	1,813

Net income attributable to common stockholders—diluted	$51,072	$4,305

DENOMINATOR
Weighted average common shares outstanding—basic	38,736,113	36,748,806
Effect of dilutive securities—conversion of Operating Partnership units	18,317,796	17,471,001

Weighted average common shares outstanding—diluted	57,053,909	54,219,807

Earnings (loss) per common share—basic
Continuing operations	$0.24	$(0.02)
Discontinued operations	0.66	0.10

	$0.90	$0.08

Earnings (loss) per common share—diluted
Continuing operations	$0.24	$(0.02)
Discontinued operations	0.66	0.10

	$0.90	$0.08

NOTE 11. INCOME TAXES

We elected to be taxed as a REIT and operate in a manner that allows us to qualify as a REIT, for federal income tax purposes commencing with our taxable year ending December 31, 2011. As a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. Taxable income from non-REIT activities managed through our TRS is subject to federal and state income taxes.

We lease our hotel property to a wholly owned TRS that is subject to federal and state income taxes. We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases. Additionally, we classify certain state taxes as income taxes for financial reporting purposes in accordance with ASC Topic 740, Income Taxes. We record the Portland Business Tax and Texas Margin Tax as income taxes in our financial statements.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.3 million as of December 31, 2012 in relation to real estate asset basis differences for Alamo Quarry Market and certain elections made in our 2011 return for our TRS. No deferred tax liability was recorded as of December 31, 2011.

The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$361	$483
State	335	90
Deferred:
Federal	$118	$—
State	$202	$—

Provision for income taxes	$1,016	$573

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

Current minimum annual payments under the leases are as follows, as of December 31, 2012 (in thousands):

2013	$2,502
2014	2,569
2015	2,636
2016	1,709
2017	736
Thereafter	2,961	(1)

	$13,113

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel’s infrastructure is maintained in compliance with the franchisor’s brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel’s gross room revenue through December 2021 and 5.0% of the hotel’s gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel’s gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $5.7 million based on operating performance through December 31, 2012.

In connection with our acquisition of Lloyd District Portfolio, we entered into a property management agreement with Ashforth Pacific, Inc., which was subsequently assigned to Langley Investment Properties, Inc. (“Langley”). Pursuant to the property management agreement, Langley manages and operates Lloyd District Portfolio, and we pay Langley a monthly management fee of 3.5% of “gross receipts,” as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement is for an initial term of two years, with three one-year renewal options, exercisable by us in our sole discretion. The property management agreement may not be terminated by us or by Langley without cause during the initial term, except by mutual consent of both parties. On February 1, 2013, we agreed to terminate our property management agreement with Langley.

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

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties, representing 31.1% of our total revenue for the year ended December 31, 2012, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 21.5% of total revenues for the year ended December 31, 2012.

Tenants in the retail industry accounted for 39.1% and 42.7% of total revenues for the years December 31, 2012 and 2011, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 17.1% and 19.1% of total revenues for the years ended December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012 and 2011, no tenant accounted for more than 10% of our total rental revenue. At December 31, 2012, salesforce.com, inc. at The Landmark at One Market accounted for 6.6% of total annualized base rent. Five other tenants (Lowe’s, Kmart, Veterans Benefits Administration, Autodesk, Inc. and Microsoft Corporation) comprise 10.7% of our total annualized base rent at December 31, 2012, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2012 for our office properties, retail properties and the retail portion of our mixed-use property.

NOTE 13. OPERATING LEASES

At December 31, 2012, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2012, we had approximately 837 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we had approximately 780 leases with residential tenants at December 31, 2012, excluding Santa Fe Park RV Resort.

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

As of December 31, 2012, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2013	$150,979
2014	132,087
2015	119,871
2016	101,595
2017	86,081
Thereafter	152,651

Total	$743,264

The above future minimum rentals exclude residential leases and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Minimum rents
Retail	$67,046	$63,996	$57,509
Office	71,817	53,457	23,661
Multifamily	13,796	13,246	13,076
Mixed-Use	8,893	8,478	—
Cost reimbursement	27,763	24,463	18,576
Percentage rent	2,608	1,967	1,217
Hotel revenue	31,729	27,125	—
Other	1,597	1,436	1,126

Total rental income	$225,249	$194,168	$115,165

Minimum rents include $7.2 million, $4.8 million and none for the years ended December 31, 2012, 2011 and 2010, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $(0.2) million, $(1.1) million and $(1.1) million for the years ended December 31, 2012, 2011 and 2010, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental operating	$24,264	$22,008	$12,415
Hotel operating	20,905	18,885	—
Repairs and maintenance	9,452	8,082	5,102
Marketing	1,266	1,390	674
Rent	2,378	2,767	1,182
Hawaii excise tax	3,813	3,379	1,058
Management fees	2,011	1,622	89

Total rental expenses	$64,089	$58,133	$20,520

NOTE 15. OTHER INCOME (EXPENSE)

The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest and investment income	$336	$1,621	$73
Income tax expense	(1,016)	(831)	—
Loss from real estate joint ventures	—	(188)	(4,406)
Acquisition related expenses	(152)	(434)	—
Fee income from real estate joint ventures	—	44	2,487
Other non-operating income	203	—	—

Total other income (expense)	$(629)	$212	$(1,846)

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

Fees earned by us from the unconsolidated joint ventures, which are included in other income (expense), net, are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Property management fees	$—	$38	$1,233
Leasing fees	—	—	957
Asset management fees/financing fees	—	—	130
Maintenance reimbursements	—	6	120
Construction management fees	—	—	47

	$—	$44	$2,487

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

	As of and for the year ended December 31,
	2012	2011	2010
Notes receivable from affiliate	$—	$—	$21,769
Interest income	$—	$3	$59

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

At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $2.1 million, $2.3 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included in rental income. In May 2011, the lease agreement at ICW Plaza was amended to terminate the lease of approximately 12,000 square feet and reduce base rent on one suite in line with market rent. Additionally, we leased space to Insurance Company of the West at Valencia Corporate Center until the sale of Valencia Corporate Center on August 30, 2011, and rental revenue recognized on these leases of $0.0 million, $1.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included in discontinued operations.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.0 million were made for both years ended December 31, 2012 and 2011 and included in rental expenses on the statements of income.

NOTE 17. SEGMENT REPORTING

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. However, we have aggregated our properties into reportable segments as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies.

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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Retail
Property revenue	$91,991	$86,511	$78,234
Property expense	(24,955)	(24,512)	(20,185)

Segment profit	67,036	61,999	58,049

Total Office
Property revenue	78,101	57,319	25,374
Property expense	(23,780)	(18,015)	(7,300)

Segment profit	54,321	39,304	18,074

Total Multifamily
Property revenue	14,852	14,321	14,140
Property expense	(5,914)	(5,578)	(4,723)

Segment profit	8,938	8,743	9,417

Total Mixed-Use
Property revenue	50,522	44,634	—
Property expense	(31,465)	(28,774)	—

Segment profit	19,057	15,860	—

Total segments’ profit	$149,352	$125,906	$85,540

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total segments’ profit	$149,352	$125,906	$85,540
General and administrative	(15,593)	(13,627)	(8,699)
Depreciation and amortization	(61,853)	(55,936)	(34,419)
Interest expense	(57,328)	(54,580)	(43,251)
Early extinguishment of debt	—	(25,867)	—
Loan transfer and consent fees	—	(8,808)	—
Gain on acquisition	—	46,371	4,297
Other income (expense), net	(629)	212	(1,846)

Income from continuing operations	13,949	13,671	1,622
Discontinued operations
Income from discontinued operations	932	1,672	552
Gain on sale of real estate property	36,720	3,981	—

Results from discontinued operations	37,652	5,653	552

Net income	51,601	19,324	2,174
Net income attributable to restricted shares	(529)	(482)	—
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	2,458	2,205
Net income attributable to Predecessor’s controlled owners’ equity	—	(16,995)	(4,379)
Net income attributable to unitholders in the Operating Partnership	(16,133)	(1,388)	—

Net income attributable to American Assets Trust, Inc. stockholders	$34,939	$2,917	$—

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2012	December 31, 2011
Net real estate
Retail	$669,177	$655,450
Office	759,203	503,220
Multifamily	36,391	37,187
Mixed-Use	203,411	208,089

	$1,668,182	$1,403,946

Secured Notes Payable (1)
Retail	$397,732	$400,320
Office	428,194	295,919
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310

	$1,057,680	$927,993

Capital Expenditures (2)
Retail	$14,211	$5,110
Office	22,136	6,004
Multifamily	964	615
Mixed-Use	727	1,492

	$38,038	$13,221

(1)	Excludes unamortized fair market value adjustment of $13.0 million and $15.9 million as of December 31, 2012 and 2011, respectively.
(2)	Capital expenditures represent cash paid for capital expenditures during the year and include leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for 2012 and 2011 (in thousands):

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$63,120	$60,766	$56,131	$55,449
Operating income	20,247	18,206	16,641	16,812
Income (loss) from continuing operations	4,822	3,968	2,396	2,763
Results from discontinued operations	36,999	317	228	108
Net income	41,821	4,285	2,624	2,871
Net income attributable to restricted shares	(133)	(133)	(131)	(132)
Net (income) loss attributable to unitholders in the Operating Partnership	(13,111)	(1,335)	(804)	(883)
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$28,577	$2,817	$1,689	$1,856
Net income from continuing operations attributable to common stockholders—basic and diluted	$0.08	$0.07	$0.04	$0.05
Net income from discontinued operations attributable to common stockholders—basic and diluted	$0.65	$0.01	$—	$—
Net income attributable to common stockholders—basic and diluted	$0.73	$0.08	$0.04	$0.05

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$53,838	$54,370	$49,318	$45,259
Operating income	14,182	14,427	12,969	14,765
Income (loss) from continuing operations	560	(59)	(172)	13,342
Results from discontinued operations	95	4,677	627	254
Net income (loss)	655	4,618	455	13,596
Net income attributable to restricted shares	(132)	(132)	(132)	(86)
Net loss attributable to Predecessor’s noncontrolling interests in consolidated real estate entities	—	—	—	2,458
Net income attributable to Predecessor’s controlled owners’ equity	—	—	—	(16,995)
Net (income) loss attributable to unitholders in the Operating Partnership	(179)	(1,434)	(104)	329
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$344	$3,052	$219	$(698)
Net income from continuing operations attributable to common stockholders—basic and diluted	$0.01	$—	$—	$(0.03)
Net income from discontinued operations attributable to common stockholders—basic and diluted	$—	$0.08	$0.01	$0.01
Net income attributable to common stockholders—basic and diluted	$0.01	$0.08	$0.01	$(0.02)

	Encumbrance as of December 31, 2012	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2012		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$93,942	$26,396	$109,294	$10,634	$26,816	$119,508	$(33,889)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	11,600	4,200	11,600	(6,483)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	20,933	31,035	77,592	(23,192)	1994	3/28/2003	35 years
Del Monte Center	82,300	27,412	87,570	21,414	27,117	109,279	(35,841)	1967/1984/2006	4/8/2004	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	9,448	8,620	20,710	(11,931)	1972/1997	6/12/1995	35 years
Rancho Carmel Plaza	—	3,450	—	3,435	3,487	3,398	(2,099)	1993	4/30/1990	35 years
The Shops at Kalakaua	19,000	13,993	10,919	100	14,006	11,006	(2,702)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	38,790	40,980	38,842	1,725	40,980	40,567	(2,704)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	23,000	4,401	—	10,749	4,401	10,749	(5,727)	1997	9/16/1995	35 years
Waikele Center	140,700	55,593	126,858	58,015	70,643	169,823	(40,610)	1993/2008	9/16/2004	35 years
Geary Marketplace	—	8,239	12,353	—	8,238	12,354	—	2012	12/19/2012	35 years
City Center Bellevue	111,000	25,135	190,998	3,829	25,135	194,827	(2,435)	1987	8/21/2012	40 years
First & Main	84,500	14,697	109,739	2,404	14,697	112,143	(6,757)	2010	3/11/2011	40 years
The Landmark at One Market	133,000	34,575	141,196	6,621	34,575	147,817	(11,154)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	5,343	11,845	73,559	(4,975)	1940-2011	7/1/2011	40 years
One Beach Street	21,900	15,332	18,017	873	15,332	18,890	(598)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	11,637	7,111	17,100	940	7,111	18,040	(1,322)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	37,204	7,298	27,887	708	7,298	28,595	(2,095)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve:
ICW Plaza	—	4,095	—	25,303	4,788	24,610	(9,474)	1996-1997	6/6/1989	40 years
Pacific North Court	21,659	3,263	—	22,601	4,309	21,555	(9,208)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	21,509	4,226	20,568	(9,288)	1996-1997	6/6/1989	40 years
Pacific VC	7,294	1,413	—	8,574	2,148	7,839	(3,882)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,665	911	1,469	(698)	1996-1997	6/6/1989	40 years
Torrey Reserve Land	—	229	—	12,911	—	13,140	—	N/A	6/6/1989	N/A
Imperial Beach Gardens	20,000	1,281	4,820	3,826	1,281	8,646	(6,862)	1959/2008-present	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	17,878	14,051	34,397	(21,799)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	7,700	2,744	4,540	785	2,744	5,325	(2,144)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	745	401	1,673	(1,322)	1971/2007-2008	6/1/1979	30 years
Waikiki Beach Walk:
Retail	130,310	45,995	74,943	64	45,995	75,007	(4,687)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	1,988	30,640	62,017	(5,562)	2008	1/19/2011	35 years
Solana Beach—Highway 101 Land	—	7,847	202	292	8,341	—	(114)	N/A	9/20/2011	N/A
Sorrento Valley Holdings Land	—	2,073	741	3,241	6,055	—	(940)	N/A	5/9/1997	N/A

	$1,057,680	$457,017	$1,191,446	$290,213	$481,973	$1,456,703	$(270,494)

(1)	For Federal tax purposes, the aggregate tax basis is approximately $1.5 billion as of December 31, 2012.

American Assets Trust, Inc.

SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation—(Continued)

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Real estate assets
Balance, beginning of period	$1,687,276	1,165,097	968,332
Additions:
Property acquisitions	270,082	563,858	188,971
Improvements(1)	41,303	13,595	8,383
Deductions:
Cost of Real Estate Sold	(57,188)	(37,599)	—
Other (1)(2)	(2,797)	(17,675)	(589)

Balance, end of period	$1,938,676	$1,687,276	$1,165,097

Accumulated depreciation
Balance, beginning of period	$234,595	$221,997	$194,124
Additions—depreciation(1)	47,792	42,498	28,462
Deductions:
Cost of Real Estate Sold	(9,216)	(12,225)	—
Other (1)(2)	(2,677)	(17,675)	(589)

Balance, end of period	$270,494	$234,595	$221,997

(1)	Includes discontinued operations for 160 King Street, which was sold on December 4, 2012 and Valencia Corporate Center, which was sold on August 30, 2011.
(2)	Other deductions for the years ended December 31, 2012, 2011 and 2010 represent the write-off of fully depreciated assets.

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

As of February 2008, the Company was also required to maintain a $300 certificate of deposit with the ABW 2181 mortgage loan lender, which is reflected in current restricted cash at December 31, 2009 and noncurrent restricted cash at December 31, 2009. The ABW 2181 mortgage loan was repaid in conjunction with the transaction with AAT in January 2011 and the certificate of deposit was redeemed.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.

3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.

4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011

10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011

10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan

10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)

10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)

10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers

10.7(1)	Representation, Warranty and Indemnity Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest Rady Trust U/D/T March 10, 1983 dated as of September 13, 2010

10.8(1)	Indemnity Escrow Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P. and the Ernest Rady Trust U/D/T March 10, 1983, dated as of September 13, 2010

10.9(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011

10.10(1)	Deed of Trust and Security Agreement by Alamo Stonecrest Holdings, LLC and Alamo Vista Holdings, LLC, as trustor, in favor of Heritage Title Company of Austin, Inc., as trustee, for the benefit of Morgan Stanley Mortgage Capital Inc., as beneficiary, dated as of December 31, 2003

10.11(1)	Form of Promissory Note by the borrower named therein to Morgan Stanley Mortgage Capital Inc.

10.12(1)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by Waikele Reserve West Holdings, LLC and Waikele Venture Holdings, LLC, as mortgagor, to Bear Stearns Commercial Mortgage, Inc., as mortgagee, dated as of October 28, 2004

10.13(1)	First Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by and among Waikele Reserve West Holdings, LLC, Waikele Venture Holdings, LLC and Bear Stearns Commercial Mortgage, Inc., dated as of January 5, 2005

10.14(1)	Note Severance and Loan Document Modification Agreement by and between Bear Stearns Commercial Mortgage, Inc., Waikele Reserve West Holdings, LLC and Waikele Venture Holdings, LLC, dated as of November 3, 2004

10.15(1)	Form of Substitute Note by the borrower named therein to Bear Stearns Commercial Mortgage, Inc.

10.16(1)	Deed of Trust and Security Agreement by Landmark Venture Holdings, LLC and Landmark Firehill Holdings, LLC, as trustor, in favor of Chicago Title Company, as trustee, for the benefit of Morgan Stanley Mortgage Capital Inc., as beneficiary, dated as of June 13, 2005
10.17(1)	Form of Promissory Note by the borrower named therein to Morgan Stanley Mortgage Capital Inc.

Exhibit No.	Description

10.18(1)	Deed of Trust and Security Agreement by Del Monte—POH, LLC, Del Monte—DMSJH, LLC, Del Monte—KMBC, LLC and Del Monte—DMCH, LLC, as trustor, in favor of First American Title Insurance Company, as trustee, for the benefit of Column Financial, Inc., as beneficiary, dated as of June 30, 2005

10.19(1)	Form of Promissory Note by the borrower named therein to Column Financial, Inc.

10.20(1)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by ABW Holdings LLC, as mortgagor, to Column Financial, Inc., as mortgagee, dated as of February 15, 2007

10.21(1)	First Amendment to Mortgage and Other Loan Documents by and among ABW Holdings LLC, American Assets, Inc. Outrigger Enterprises, Inc. and Column Financial, Inc., dated as of October 31, 2007

10.22(1)	Promissory Note by ABW Holdings LLC, as maker, to Column Financial, Inc., dated as of February 15, 2007

10.23(1)	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Loma Palisades, a California general partnership, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as beneficiary, dated as of June 30, 2008

10.24(1)	Multifamily Note by Loma Palisades, a California general partnership, to Wells Fargo Bank, National Association, dated as of June 30, 2008

10.25(2)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011

10.26(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007

10.27(1)	Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy Suites™—Waikiki Beach Walk™ Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.28(1)	Form of Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and each of John W. Chamberlain, Robert F. Barton, Adam Wyll and Patrick Kinney

10.29(2)	Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady, dated January 19, 2011

10.30(1)	Independent Director Compensation Policy

10.31(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011

10.32(3)	Credit Agreement among American Assets Trust, L.P., as the Borrower, American Assets Trust, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and Wells Fargo Bank, N.A., as Syndication Agent and KeyBank National Association and Royal Bank of Canada as Co-Documentation Agents, dated January 19, 2011

10.33(4)	Purchase Agreement between Two Main Development LLC, as Seller, and American Assets Trust, L.P., as Buyer, dated March 1, 2011

Exhibit No.	Description
10.34(5)	Deed of Trust and Security Agreement by and between AAT Oregon Office I, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated June 1, 2011

10.35(5)	Promissory Note by AAT Oregon Office I, LLC, as maker, to PNC Bank, National Association, dated June 1, 2011

10.36(6)	First Amendment to Credit Agreement, dated March 7, 2011, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.37(6)	Second Amendment to Credit Agreement, dated January 10, 2012, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.38(7)	Purchase and Sale Agreement between City Center Bellevue Property LLC, as Seller, and American Assets Trust, L.P., as Purchaser, dated July 30, 2012.

10.39(8)	Third Amendment to Credit Agreement, dated September 7, 2012, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named herein.

10.40(9)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.

10.41(9)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.

21.1*	List of Subsidiaries of American Assets Trust, Inc.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Accuity LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*†	The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.
(2)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(3)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.
(5)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.
(6)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.
(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.
(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.
(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.