Form 10-Q
period 2013-03-31
American Assets Trust, Inc.
filed 2013-05-03
CIK 1500217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of Registrant’s common shares outstanding on May 3, 2013 was 39,708,257.

AMERICAN ASSETS TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

American Assets Trust, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,898,070	$1,891,549
Construction in progress	34,498	32,183
Held for development	15,007	14,944

	1,947,575	1,938,676
Accumulated depreciation	(283,020)	(270,494)

Net real estate	1,664,555	1,668,182
Cash and cash equivalents	43,972	42,479
Restricted cash	8,803	7,421
Accounts receivable, net	7,479	6,440
Deferred rent receivables, net	30,230	29,395
Other assets, net	69,431	73,670

TOTAL ASSETS	$1,824,470	$1,827,587

LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$1,044,467	$1,044,682
Accounts payable and accrued expenses	35,599	29,509
Security deposits payable	5,067	4,856
Other liabilities and deferred credits	60,181	62,811

Total liabilities	1,145,314	1,141,858

Commitments and contingencies (Note 10)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 shares authorized, 39,664,212 and 39,664,212 shares outstanding at March 31, 2013 and December 31, 2012, respectively	397	397
Additional paid-in capital	664,265	663,589
Accumulated dividends in excess of net income	(30,584)	(25,625)

Total American Assets Trust, Inc. stockholders’ equity	634,078	638,361
Noncontrolling interests	45,078	47,368

Total equity	679,156	685,729

TOTAL LIABILITIES AND EQUITY	$1,824,470	$1,827,587

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Rental income	$59,222	$53,008
Other property income	2,958	2,441

Total revenue	62,180	55,449
EXPENSES:
Rental expenses	16,286	14,818
Real estate taxes	4,800	5,241
General and administrative	4,201	3,725
Depreciation and amortization	17,013	14,854

Total operating expenses	42,300	38,638

OPERATING INCOME	19,880	16,811
Interest expense	(14,736)	(13,901)
Other income (expense), net	(279)	(146)

INCOME FROM CONTINUING OPERATIONS	4,865	2,764
DISCONTINUED OPERATIONS
Results from discontinued operations	—	107

NET INCOME	4,865	2,871
Net income attributable to restricted shares	(132)	(132)
Net income attributable to unitholders in the Operating Partnership	(1,495)	(883)

NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$3,238	$1,856

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.08	$0.05
Discontinued operations	—	—

Basic net income attributable to common stockholders per share	$0.08	$0.05

Weighted average shares of common stock outstanding—basic	39,033,013	38,657,170

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.08	$0.05
Discontinued operations	—	—

Diluted net income attributable to common stockholders per share	$0.08	$0.05

Weighted average shares of common stock outstanding—diluted	57,056,448	57,053,259

Dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statement of Equity

(Unaudited)

(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2012	39,664,212	$397	$663,589	$(25,625)	$47,368	$685,729
Net income	—	—	—	3,370	1,495	4,865
Dividends declared	—	—	—	(8,329)	(3,785)	(12,114)
Stock-based compensation	—	—	676	—	—	676

Balance at March 31, 2013	39,664,212	$397	$664,265	$(30,584)	$45,078	$679,156

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$4,865	$2,871
Results from discontinued operations	—	(107)

Income from continuing operations	4,865	2,764
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,163)	(1,551)
Depreciation and amortization	17,013	14,854
Amortization of debt issuance costs and debt fair value adjustments	983	962
Stock-based compensation expense	676	699
Loss from real estate joint ventures	54	—
Other, net	(1,256)	416
Changes in operating assets and liabilities
Change in restricted cash	(500)	(595)
Change in accounts receivable	(1,198)	1,513
Change in other assets	(216)	(1,304)
Change in accounts payable and accrued expenses	5,956	408
Change in security deposits payable	211	(85)
Change in other liabilities and deferred credits	247	(209)

Net cash provided by operating activities of continuing operations	25,672	17,872
Net cash provided by operating activities of discontinued operations	—	628

Net cash provided by operating activities	25,672	18,500

INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	—	(32,918)
Capital expenditures	(9,902)	(5,990)
Change in restricted cash	518	(139)
Leasing commissions	(338)	(467)
Maturity of marketable securities	—	1,613

Net cash used in investing activities of continuing operations	(9,722)	(37,901)
Net cash used in investing activities of discontinued operations	—	(11)

Net cash used in investing activities	(9,722)	(37,912)

FINANCING ACTIVITIES
Change in restricted cash	(1,400)	—
Issuance of secured notes payable	—	21,900
Repayment of secured notes payable	(943)	(1,161)
Debt issuance costs	—	(924)
Dividends paid to common stock and unitholders	(12,114)	(12,113)
Deferred offering costs	—	(361)

Net cash (used in) provided by financing activities	(14,457)	7,341

Net increase (decrease) in cash and cash equivalents	1,493	(12,071)
Cash and cash equivalents, beginning of period	42,479	112,723

Cash and cash equivalents, end of period	$43,972	$100,652

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

American Assets Trust, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on July 16, 2010 that did not have any operating activity until the consummation of our initial public offering on January 19, 2011. The Company is the sole general partner of American Assets Trust, L.P., a Maryland limited partnership formed on July 16, 2010 (the “Operating Partnership”). The Company’s operations are carried on through our Operating Partnership and its subsidiaries, including our taxable real estate investment trust (“REIT”) subsidiary (“TRS”). Since the formation of our Operating Partnership, the Company has controlled our Operating Partnership as its general partner and has consolidated its assets, liabilities and results of operations.

We are a vertically integrated and self-administered REIT with approximately 119 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

As of March 31, 2013, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2013, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail

Carmel Country Plaza

Carmel Mountain Plaza

South Bay Marketplace

Rancho Carmel Plaza

Lomas Santa Fe Plaza

Solana Beach Towne Centre

Del Monte Center

Geary Marketplace

The Shops at Kalakaua

Waikele Center

Alamo Quarry Market

Office

Torrey Reserve Campus

Solana Beach Corporate Centre

The Landmark at One Market

One Beach Street

First & Main

Lloyd District Portfolio

City Center Bellevue

Multifamily

Loma Palisades

Imperial Beach Gardens

Mariner’s Point

Santa Fe Park RV Resort

Mixed-Use

Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and Construction in Progress

Solana Beach Corporate Centre – Land

Solana Beach – Highway 101 – Land

Sorrento Pointe – Land

Torrey Reserve – Land

Lloyd District Portfolio – Land

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

Basis of Presentation

Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.

All significant intercompany transactions and balances are eliminated in consolidation.

In December 2012, we sold 160 King Street. We have reclassified our financial statements for all periods prior to the sale to reflect 160 King Street as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using our best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Supplemental cash flow information
Total interest costs incurred	$15,093	$13,901

Interest capitalized	$357	$—

Interest expense	$14,736	$13,901

Cash paid for interest, net of amounts capitalized (including discontinued operations)	$13,128	$13,379

Cash paid for income taxes	$—	$720

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$556	$(232)

Acquisition of working capital deficit, net of cash	$—	$(190)

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to our significant accounting policies during the three months ended March 31, 2013.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. This pronouncement became effective for us in the first quarter of 2013 and did not have a significant impact on our consolidated financial statements.

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES

The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
In-place leases	$71,945	$72,598
Accumulated amortization	(40,402)	(38,290)
Above market leases	30,654	32,846
Accumulated amortization	(20,236)	(21,363)

Acquired lease intangible assets, net	$41,961	$45,791

Below market leases	$79,933	$80,071
Accumulated accretion	(27,129)	(25,721)

Acquired lease intangible liabilities, net	$52,804	$54,350

NOTE 3. MARKETABLE SECURITIES

Our portfolio of marketable securities was comprised of debt securities that were classified as trading securities. Our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We reported our trading securities at fair value, using prices provided by independent market participants that were based on observable inputs using market-based valuation techniques (Level 2 of the fair value hierarchy-see Note 4). On August 20, 2012, we sold all of our outstanding GNMA securities with a realized loss of $0.7 million for the year ended December 31, 2012. For the three months ended March 31, 2012, gains and losses resulting from the mark-to-market of these securities were recognized as unrealized gains in income. Unrealized gain in our statement of income for the three months ended March 31, 2012 was $0.2 million and is included in other income (expense), net on the accompanying consolidated statement of income.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Except as disclosed below, the carrying amounts of our financial instruments approximate their fair value. The financial liability whose fair value we measure on a recurring basis using Level 2 inputs is our deferred compensation liability included in other liabilities and deferred credits on the consolidated balance sheet. We measure the fair value of this liability based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$660	$—	$660	$—	$637	$—	$637

The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.2% to 4.5%.

Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$1,044,467	$1,119,168	$1,044,682	$1,116,162

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Leasing commissions, net of accumulated amortization of $17,882 and $16,829, respectively	$18,191	$18,329
Acquired above market leases, net	10,418	11,483
Acquired in-place leases, net	31,543	34,308
Lease incentives, net of accumulated amortization of $2,313 and $2,220, respectively	1,388	1,480
Other intangible assets, net of accumulated amortization of $4,316 and $4,239, respectively	873	960
Debt issuance costs, net of accumulated amortization of $2,629 and $2,374, respectively	3,396	3,651
Prepaid expenses and other	3,622	3,459

Total other assets	$69,431	$73,670

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS

Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Acquired below market leases, net	$52,804	$54,350
Prepaid rent and deferred revenue	5,279	6,383
Deferred rent expense and lease intangible	969	1,008
Deferred compensation	660	637
Deferred tax liability	320	320
Straight-line rent liability	110	63
Other liabilities	39	50

Total other liabilities and deferred credits	$60,181	$62,811

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

NOTE 7. DEBT

The following is a summary of our total secured notes payable outstanding as of March 31, 2013 and December 31, 2012 (in thousands):

	Principal Balance as of		Stated Interest Rate as of March 31, 2013	Stated Maturity Date
Description of Debt	March 31, 2013	December 31, 2012
Alamo Quarry Market (1)(2)	$93,379	$93,942	5.67%	January 8, 2014
Waikele Center (3)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (3)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (2)(3)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (3)	82,300	82,300	4.93%	July 8, 2015
First & Main (3)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (3)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (3)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (3)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (3)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (4)	37,098	37,204	6.39%	August 1, 2017
Loma Palisades (3)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (3)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,591	21,659	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,269	7,294	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,595	11,637	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	38,650	38,790	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022

	1,056,736	1,057,680

Unamortized fair value adjustment	(12,269)	(12,998)

Total Secured Notes Payable Outstanding	$1,044,467	$1,044,682

(1)	Principal payments based on a 30-year amortization schedule.
(2)	Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Interest only.
(4)	Loan was interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

Certain loans require us to comply with various financial covenants. As of March 31, 2013, we were in compliance with these financial covenants.

Credit Facility

On January 19, 2011, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At March 31, 2013, our maximum allowable borrowing amount was $226.2 million. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bears interest at the rate of either the applicable LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.

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

As of March 31, 2013, we were in compliance with the credit facility financial covenants.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

NOTE 8. EQUITY

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 18,023,435 common units (the “noncontrolling common units”), and represented approximately 32% of the ownership interests in our Operating Partnership at March 31, 2013. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

Dividends

The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2013:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2013	$0.21	January 1, 2013 to March 31, 2013	March 29, 2013

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

Stock-Based Compensation

Pursuant to our 2011 Equity Incentive Award Plan (the “2011 Plan”), we have made grants of restricted shares of our common stock to certain executive officers pursuant to the terms of their employment agreements, which are subject to either timing-based vesting or performance-based vesting. Those awards subject to time-based vesting will vest, subject to the recipient’s continued employment, in two substantially equal installments on each of the third and fourth anniversaries of the date of grant. The vesting of those restricted stock awards subject to performance-based vesting is based on the achievement of absolute and relative total shareholder return hurdles over a three-year performance period, commencing on January 19, 2011. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the executive officer is entitled based on our performance relative to the performance hurdles set forth in the restricted stock award agreement he entered into in connection with his initial award grant. These shares will then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the executive officer’s continued employment on those dates.

We granted each of our non-employee directors restricted shares of our common stock pursuant to the 2011 Plan, either concurrently with the closing of our initial public offering or at the time the director was formally appointed to our board of directors (the “Board”). These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our Board pursuant to our independent director compensation policy.

We have also granted restricted shares of our common stock to certain other employees pursuant to the 2011 Plan. These shares are subject to performance-based vesting, with substantially the same terms described above.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

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

The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2013:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	633,222	$15.64
Granted	—	—
Vested	(2,601)	20.50
Forfeited	—	—

Nonvested at March 31, 2013	630,621	$15.51

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.7 million in noncash compensation expense for both the three months ended March 31, 2013 and 2012, which is included in general and administrative expense on the consolidated statements of income. Unrecognized compensation expense was $3.6 million at March 31, 2013.

Earnings Per Share

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2013 and 2012, we had a weighted average of approximately 631,199 and 627,267 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2013 and 2012, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
NUMERATOR
Income from continuing operations	$4,865	$2,764
Less: Net income attributable to restricted shares	(132)	(132)
Less: Income from continuing operations attributable to unitholders in the Operating Partnership	(1,495)	(883)

Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	3,238	1,749
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	107

Net income attributable to common stockholders—basic	$3,238	$1,856

Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$3,238	$1,749
Plus: Income from continuing operations attributable to unitholders in the Operating Partnership	1,495	883

Income from continuing operations attributable to common stockholders—diluted	4,733	2,632
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	107
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	—	—

Net income attributable to common stockholders—diluted	$4,733	$2,739

DENOMINATOR
Weighted average common shares outstanding—basic	39,033,013	38,657,170
Effect of dilutive securities—conversion of Operating Partnership units	18,023,435	18,396,089

Weighted average common shares outstanding—diluted	57,056,448	57,053,259

EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$0.08	$0.05
Discontinued operations	—	—

	$0.08	$0.05

EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$0.08	$0.05
Discontinued operations	—	—

	$0.08	$0.05

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

NOTE 9. DISCONTINUED OPERATIONS

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

Net revenue and net income from the property’s discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenue from discontinued operations	$—	$1,589
Net property expenses from discontinued operations	—	628
Depreciation and amortization	—	399
Results from discontinued operations
Income from discontinued operations	—	107

Total income from discontinued operations	$—	$107

NOTE 10. INCOME TAXES

We elected to be taxed as a REIT and operate in a manner that allows us to qualify as a REIT for federal income tax purposes commencing with our initial taxable year. As a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. Taxable income from non-REIT activities managed through our TRS is subject to federal and state income taxes.

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

A deferred tax liability of $0.3 million as of March 31, 2013 and December 31, 2012 is included in our consolidated balance sheets in relation to real estate asset basis differences for Alamo Quarry Market and certain elections made in our 2011 return for our TRS.

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

March 31, 2013

(Unaudited)

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

Current minimum annual payments under the leases are as follows, as of March 31, 2013 (in thousands):

Year Ending December 31,
2013 (nine months ending December 31, 2013)	$1,885
2014	2,569
2015	2,636
2016	1,709
2017	736	(1)
Thereafter	2,961

Total	$12,496

(1)	Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

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

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel’s infrastructure is maintained in compliance with the franchisor’s brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel’s gross room revenue through December 2021 and 5.0% of the hotel’s gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel’s gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $5.9 million based on operating performance through March 31, 2013.

We had a property management agreement with Langley Investment Properties, Inc. (“Langley”) pursuant to which Langley managed and operated Lloyd District Portfolio, and we paid Langley a monthly management fee of 3.5% of “gross receipts,” as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement was terminated on February 1, 2013 by mutual consent of both parties. Langley continues to provide development consulting services to us through June 30, 2013 and leasing services to us through December 31, 2013 pursuant to a Development, Consulting, Leasing and Transition Services and Management Termination Agreement.

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

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

In connection with our initial public offering, we entered into tax protection agreements with certain limited partners of our Operating Partnership. These agreements provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, in a taxable transaction during the period from the closing of our initial public offering through January 19, 2018, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment. Subject to certain exceptions and limitations, the indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

As of March 31, 2013, the Company has accrued approximately $6.6 million for transfer taxes that the Company expected to incur on its California properties in connection with its initial public offering. The Company believes that it has filed all necessary forms with the requisite taxing authorities, but can offer no assurances that the taxing authorities will agree with the Company’s estimate above.

Concentrations of Credit Risk

Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 35.6% of total revenues for the three months ended March 31, 2013. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the three months ended March 31, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue.

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

As of March 31, 2013, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2013 (nine months ending December 31, 2013)	$113,881
2014	138,282
2015	126,455
2016	106,785
2017	90,991
Thereafter	163,312

Total	$739,706

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Minimum rents
Retail	$17,351	$16,075
Office	20,500	16,247
Multifamily	3,583	3,275
Mixed-use	2,420	2,283
Cost reimbursement	5,671	6,733
Percentage rent	418	292
Hotel revenue	8,848	7,664
Other	431	439

Total rental income	$59,222	$53,008

Minimum rents include $0.7 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.5 million and $(0.3) million for the three months ended March 31, 2013 and 2012, respectively.

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Rental operating	$6,314	$5,583
Hotel operating	5,482	4,956
Repairs and maintenance	2,114	2,004
Marketing	352	306
Rent	613	611
Hawaii excise tax	939	862
Management fees	472	496

Total rental expenses	$16,286	$14,818

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

NOTE 14. OTHER INCOME (EXPENSE), NET

The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Income and investment income	$8	$87
Income tax expense	(297)	(218)
Acquisition related expenses	—	(15)
Other non-operating income	10	—

Total other income (expense), net	$(279)	$(146)

NOTE 15. RELATED PARTY TRANSACTIONS

At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $0.5 million for the three months ended March 31, 2013 and 2012, respectively, is included in rental income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.2 million were made for the three months ended March 31, 2013 and 2012, respectively, and are included in rental expenses on the statement of income.

NOTE 16. SEGMENT REPORTING

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

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2013	2012
Total Retail
Property revenue	$22,154	$21,691
Property expense	(4,971)	(5,726)

Segment profit	17,183	15,965

Total Office
Property revenue	22,422	17,887
Property expense	(6,436)	(5,518)

Segment profit	15,986	12,369

Total Multifamily
Property revenue	3,875	3,542
Property expense	(1,442)	(1,314)

Segment profit	2,433	2,228

Total Mixed-Use
Property revenue	13,729	12,329
Property expense	(8,237)	(7,501)

Segment profit	5,492	4,828

Total segments’ profit	$41,094	$35,390

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2013	2012
Total segments’ profit	$41,094	$35,390
General and administrative	(4,201)	(3,725)
Depreciation and amortization	(17,013)	(14,854)
Interest expense	(14,736)	(13,901)
Other income (expense), net	(279)	(146)

Income from continuing operations	4,865	2,764
Discontinued operations
Results from discontinued operations	—	107

Net income	4,865	2,871
Net income attributable to restricted shares	(132)	(132)
Net income attributable to unitholders in the Operating Partnership	(1,495)	(883)

Net income attributable to American Assets Trust, Inc. stockholders	$3,238	$1,856

American Assets Trust, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2013

(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2013	December 31, 2012
Net Real Estate
Retail	$664,151	$669,177
Office	762,210	759,203
Multifamily	36,020	36,391
Mixed-Use	202,174	203,411

	$1,664,555	$1,668,182

Secured Notes Payable (1)
Retail	$397,029	$397,732
Office	427,953	428,194
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310

	$1,056,736	$1,057,680

(1)	Excludes unamortized fair market value adjustments of $12.3 million and $13.0 million as of March 31, 2013 and December 31, 2012, respectively.

Capital expenditures for each segment for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Capital Expenditures (1)
Retail	$1,947	$3,430
Office	7,862	2,712
Multifamily	143	238
Mixed-Use	288	77

	$10,240	$6,457

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and, in our annual report on Form 10-K for the year ended December 31, 2012.

Overview

References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Texas, Oregon, Washington and Hawaii. As of March 31, 2013, our portfolio is comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of March 31, 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 68.4% of our Operating Partnership as of March 31, 2013. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

Critical Accounting Policies

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012. We have not made any material changes to these policies during the periods covered by this report.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $6.6 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

We capitalized external and internal costs related to other property improvements of $3.7 million and none, respectively, for the three months ended March 31, 2013 and $4.1 million and none, respectively, for the three months ended March 31, 2012.

The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements was $0.1 million for the three months ended March 31, 2013. For the quarter ended March 31, 2012, we did not allocate salaries or related personnel costs to any assets and there was no payroll that was capitalized or deferred because we had no projects under active development, redevelopment, or construction other than ongoing tenant improvements.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $0.4 million and none for the three months ended March 31, 2013 and 2012, respectively. For the quarter ended March 31, 2012, our primary capital expenditures related to tenant improvements and capital improvements at our existing operating properties which are currently leased to tenants, and we do not capitalize interest to those properties that are currently in use. We had no properties under active construction or placed into service during the quarter ended March 31, 2012.

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

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

The following summarizes our consolidated results of operations for the three months ended March 31, 2013 compared to our consolidated results of operations for the three months ended March 31, 2012. As of March 31, 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress. As of March 31, 2012, our operating portfolio was comprised of 21 properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, and 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at five of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2013	2012
Revenues
Rental income	$59,222	$53,008	$6,214	12%
Other property income	2,958	2,441	517	21

Total property revenues	62,180	55,449	6,731	12
Expenses
Rental expenses	16,286	14,818	1,468	10
Real estate taxes	4,800	5,241	(441)	(8)

Total property expenses	21,086	20,059	1,027	5

Total property income	41,094	35,390	5,704	16

General and administrative	(4,201)	(3,725)	(476)	13
Depreciation and amortization	(17,013)	(14,854)	(2,159)	15
Interest expense	(14,736)	(13,901)	(835)	6
Other income (expense), net	(279)	(146)	(133)	91

Total other, net	(36,229)	(32,626)	(3,603)	11

Income from continuing operations	4,865	2,764	2,101	76
Discontinued operations
Results from discontinued operations	—	107	(107)	(100)

Net income	4,865	2,871	1,994	69
Net income attributable to restricted shares	(132)	(132)	—	—
Net income attributable to unitholders in the Operating Partnership	(1,495)	(883)	(612)	69

Net income attributable to American Assets Trust, Inc. stockholders	$3,238	$1,856	$1,382	74%

Revenue

Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.7 million, or 12%, to $62.2 million for the three months ended March 31, 2013 compared to $55.4 million for the three months ended March 31, 2012. The percentage leased was as follows for each segment as of March 31, 2013 and 2012:

	Percentage Leased (1) March 31,
	2013	2012
Retail	96.1%	94.8%
Office	93.8%	94.5	% (2)
Multifamily	94.3%	88.4%
Mixed-Use (3)	95.5%	98.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2013 or March 31, 2012, as applicable.
(2)	Excludes 160 King Street, which was sold on December 4, 2012.
(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue is attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $6.2 million, or 12%, to $59.2 million for the three months ended March 31, 2013 compared to $53.0 million for the three months ended March 31, 2012. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2013	2012			2013	2012
Retail	$21,859	$21,384	$475	2%	$21,390	$21,369	$21	—%
Office	21,419	17,270	4,149	24	16,007	16,421	(414)	(3)
Multifamily	3,585	3,278	307	9	3,585	3,278	307	9
Mixed-Use	12,359	11,076	1,283	12	12,359	11,076	1,283	12

	$59,222	$53,008	$6,214	12%	$53,341	$52,144	$1,197	2%

(1)	For this table and tables following, the same-store portfolio excludes: One Beach Street acquired on January 24, 2012; City Center Bellevue acquired on August 21, 2012; Geary Marketplace acquired on December 19, 2012 and land held for development.

Retail rental revenue increased $0.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was due to the acquisition of Geary Marketplace on December 19, 2012, which had rental revenue of $0.5 million for the three months ended March 31, 2013.

The increase in office rental revenue was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had additional rental revenue of $0.3 million and $4.3 million, respectively, for the three months ended March 31, 2013. Same-store office rental revenue decreased $0.4 million for the three months ended March 31, 2013 primarily due to a decrease in the percentage leased during the period, mainly at the Lloyd District Portfolio.

The increase in multifamily rental revenue was primarily due to an increase in the average percentage leased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The increase in mixed-use rental revenue was due to higher revenue per available room of $266 for the three months ended March 31, 2013 compared to $228 for the three months ended March 31, 2012.

Other property income. Other property income increased $0.5 million, or 21%, to $3.0 million for the three months ended March 31, 2013, compared to $2.4 million for the three months ended March 31, 2012. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2013	2012			2013	2012
Retail	$295	$307	$(12)	(4)%	$295	$306	$(11)	(4)%
Office	1,003	617	386	63	370	352	18	5
Multifamily	290	264	26	10	290	264	26	10
Mixed-Use	1,370	1,253	117	9	1,370	1,253	117	9

	$2,958	$2,441	$517	21%	$2,325	$2,175	$150	7%

The increase in office other property income of $0.4 million was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had other property income of $0.6 million for the three months ended March 31, 2013. This increase was offset by decreased parking income at the Lloyd District Portfolio in connection with capitalization of development activities that began during the second quarter of 2012.

The increase in multifamily other property income is due to an increase in the average percentage leased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The increase in mixed-use other property income is due to an increase in parking income, principally due to an increase in the overnight hotel guest parking rate from $30/day to $35/day effective January 2013, and an increase in sales of food and beverages and other services provided to hotel guests during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Property Expenses

Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.0 million, or 5%, to $21.1 million for the three months ended March 31, 2013, compared to $20.1 million for the three months ended March 31, 2012. This increase in total property expenses is attributable primarily to the factors discussed below.

Rental Expenses. Rental expenses increased $1.5 million, or 10%, to $16.3 million for the three months ended March 31, 2013, compared to $14.8 million for the three months ended March 31, 2012. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2013	2012			2013	2012
Retail	$3,087	$3,149	$(62)	(2)%	$2,980	$3,146	$(166)	(5)%
Office	4,375	3,658	717	20	3,338	3,447	(109)	(3)
Multifamily	1,040	960	80	8	1,040	960	80	8
Mixed-Use	7,784	7,051	733	10	7,784	7,051	733	10

	$16,286	$14,818	$1,468	10%	$15,142	$14,604	$538	4%

The decrease in retail rental expenses was primarily due to lower rent expenses in the retail portfolio for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to additional marketing expense and maintenance performed during the first quarter of 2012. This decrease was offset by additional rental expenses for Geary Marketplace acquired on December 19, 2012.

The increase in office rental expenses was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had rental expenses of $0.8 million for the three months ended March 31, 2013. This increase was offset by decreases in rental expenses at the Lloyd District Portfolio related to a decrease in parking expenses in connection with development activities that began during the second quarter of 2012. Additionally, we incurred less payroll and management fee expenses at the Lloyd District Portfolio in connection with the mutual termination of our property management agreement with Langley on February 1, 2013.

The increase in multifamily rental expenses is due to an increase in the average percentage leased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The increase in mixed-use rental expenses is due to an increase of various expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The hotel portion of our mixed-use property incurred higher room, food and beverage, and advertising expenses during the first quarter of 2013. The retail portion of our mixed-use property also incurred higher advertising expenses and completed a lawn restoration project during the first quarter of 2013.

Real Estate Taxes. Real estate taxes decreased $0.4 million, or 8%, to $4.8 million for the three months ended March 31, 2013 compared to $5.2 million for the three months ended March 31, 2012. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2013	2012			2013	2012
Retail	$1,884	$2,577	$(693)	(27)%	$1,802	$2,551	$(749)	(29)%
Office	2,061	1,860	201	11	1,737	1,738	(1)	—
Multifamily	402	354	48	14	402	354	48	14
Mixed-Use	453	450	3	1	453	450	3	1

	$4,800	$5,241	$(441)	(8)%	$4,394	$5,093	$(699)	(14)%

Retail real estate taxes decreased $0.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily as a result of tax refunds at Lomas Santa Fe Plaza and Alamo Quarry Market that were offset by additional taxes incurred for Geary Marketplace, which was acquired on December 19, 2012.

The increase in office real estate taxes was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had real estate tax expense of $0.2 million for the three months ended March 31, 2013.

The increase in multifamily real estate taxes for the three months ended March 31, 2013 was primarily due to additional real estate tax accruals based on supplemental tax bills from the California taxing authority received during the second and third quarters of 2012.

Property Operating Income

Property operating income increased $5.7 million, or 16%, to $41.1 million for the three months ended March 31, 2013, compared to $35.4 million for the three months ended March 31, 2012. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2013	2012			2013	2012
Retail	$17,183	$15,965	$1,218	8%	$16,903	$15,978	$925	6%
Office	15,986	12,369	3,617	29	11,302	11,588	(286)	(2)
Multifamily	2,433	2,228	205	9	2,433	2,228	205	9
Mixed-Use	5,492	4,828	664	14	5,492	4,828	664	14

	$41,094	$35,390	$5,704	16%	$36,130	$34,622	$1,508	4%

Retail property operating income increased $1.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to the acquisition of Geary Marketplace on December 19, 2012 and an increase in the average percentage leased for the retail properties.

The increase in office property operating income was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had additional property operating income of $0.2 million and $3.8 million, respectively, for the three months ended March 31, 2013. The decrease in same-store office property operating income was primarily due to a decrease in percentage leased for the office properties, mainly at the Lloyd District Portfolio, which also had reduced parking lot activity due to construction that began during the second quarter of 2012.

The increase in multifamily property operating income was primarily due to higher occupancy throughout the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Mixed-use property operating income increased due to higher revenue per available room throughout the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Other

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million, or 15%, to $17.0 million for the three months ended March 31, 2013, compared to $14.9 million for the three months ended March 31, 2012. This increase was primarily due to depreciation and amortization attributable to the acquired properties.

Interest expense. Interest expense increased $0.8 million, or 6%, to $14.7 million for the three months ended March 31, 2013, compared to $13.9 million for the three months ended March 31, 2012. This increase was primarily due to interest expense on the senior mortgage loans obtained on One Beach Street on March 29, 2012 and City Center Bellevue on October 10, 2012. This was minimally offset by the repayment of outstanding debt on 160 King Street, which we sold on December 4, 2012.

Other income (expense), net. Other expense, net increased $0.1 million, or 91%, to $0.3 million for the three months ended March 31, 2013, compared to other expense, net of $0.1 million for the three months ended March 31, 2012, primarily due to an increase in income tax expense related to our taxable REIT subsidiary and Portland Business tax.

Discontinued Operations. Discontinued operations relates to our sale of 160 King Street on December 4, 2012.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of March 31, 2013, we held $44.0 million in cash and cash equivalents.

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

Indebtedness Outstanding

The following table sets forth information as of March 31, 2013, with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at March 31, 2013	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$93,379	5.67%	$97,840	January 8, 2014	$91,717
Waikele Center (3)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (3)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(3)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (3)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (3)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (3)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (3)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (3)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (3)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (4)	37,098	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (3)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (3)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (1)	21,591	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (1)	7,269	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,595	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	38,650	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (3)	111,000	3.98%	4,479	November 1, 2022	111,000

Total	1,056,736		$150,161		$1,043,956

Unamortized fair value adjustment	(12,269)

Total Secured Notes Payable Balance	$1,044,467

(1)	Principal payments based on a 30-year amortization schedule.

(2)	Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.
(3)	Interest only.
(4)	Loan was interest only through August 2012. Beginning in September 2012, principal payments are based on a 30-year amortization schedule. Annual debt service is for the period October 1, 2012 through September 30, 2013.

Certain loans require us to comply with various financial covenants. As of March 31, 2013, we were in compliance with these financial covenants.

Credit Facility

On January 19, 2011, upon completion of our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At March 31, 2013, our maximum allowable borrowing amount was $226.2 million. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400 million, subject to meeting specified requirements and obtaining additional commitments from lenders. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.

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

As of March 31, 2013, we were in compliance with all the credit facility financial covenants.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Cash Flows

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Cash and cash equivalents were $44.0 million and $100.7 million, at March 31, 2013 and 2012, respectively.

Net cash provided by operating activities increased $7.2 million to $25.7 million for the three months ended March 31, 2013 compared to $18.5 million for the three months ended March 31, 2012. The increase is due to the acquisitions of One Beach Street, City Center Bellevue and Geary Marketplace during 2012. Additionally, the increase is also due to higher occupancy throughout the first quarter of 2013 at our multifamily properties and an increase in revenue per available room at the Embassy SuitesTM Hotel.

Net cash used in investing activities decreased $28.2 million to $9.7 million for the three months ended March 31, 2013 compared to $37.9 million for the three months ended March 31, 2012. The decrease was primarily due to the acquisition of One Beach Street during the first quarter of 2012.

Net cash used in financing activities decreased $21.8 million to $14.5 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $7.3 million for the three months ended March 31, 2012. The decrease was primarily due to loan proceeds related to the mortgage loan on One Beach Street received during the first quarter of 2012.

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

The following is a reconciliation of our NOI to net income for the three months ended March 31, 2013 and 2012 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2013	2012
Net operating income	$41,094	$35,390
General and administrative	(4,201)	(3,725)
Depreciation and amortization	(17,013)	(14,854)
Interest expense	(14,736)	(13,901)
Other income (expense), net	(279)	(146)

Income from continuing operations	4,865	2,764
Discontinued operations:
Results from discontinued operations	—	107

Net income	$4,865	$2,871

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

The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2013 and 2012 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2013	2012
Funds from Operations (FFO)
Net income	$4,865	$2,871
Plus: Real estate depreciation and amortization (1)	17,013	15,253

Funds from operations	21,878	18,124
Less: Nonforfeitable dividends on incentive restricted stock awards	(88)	(89)

FFO attributable to common stock and units	$21,790	$18,035

FFO per diluted share/unit	$0.38	$0.31

Weighted average number of common shares and units, diluted (2)	57,266,950	57,258,935

(1)	Includes depreciation and amortization related to 160 King Street, which was sold on December 4, 2012 and is included in discontinued operations on the consolidated statements of income.
(2)	The weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of March 31, 2013, we do not hold any derivative financial instruments.

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

Fixed Interest Rate Debt

All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2013, we had $1,056.7 million of fixed rate debt outstanding with an estimated fair value of $1,119.2 million. If interest rates at March 31, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $34.1 million. If interest rates at March 31, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $39.8 million.

Variable Interest Rate Debt

At March 31, 2013, our only variable interest rate debt is our credit facility, which had no balance outstanding at March 31, 2013.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

May 3, 2013	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2013	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)