Form 10-Q
period 2013-06-30
American Assets Trust, Inc.
filed 2013-08-02
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on August 2, 2013 was 40,445,578.

AMERICAN ASSETS TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,899,074	$1,891,549
Construction in progress	49,378	32,183
Held for development	8,964	14,944
	1,957,416	1,938,676
Accumulated depreciation	(295,461)	(270,494)
Net real estate	1,661,955	1,668,182
Cash and cash equivalents	63,340	42,479
Restricted cash	9,206	7,421
Accounts receivable, net	7,338	6,440
Deferred rent receivables, net	30,918	29,395
Other assets, net	64,002	73,670
TOTAL ASSETS	$1,836,759	$1,827,587
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$1,044,299	$1,044,682
Accounts payable and accrued expenses	31,285	29,509
Security deposits payable	5,093	4,856
Other liabilities and deferred credits	59,558	62,811
Total liabilities	1,140,235	1,141,858
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock $0.01 par value, 490,000,000 shares authorized, 40,445,578 and 39,664,212 shares outstanding at June 30, 2013 (unaudited) and December 31, 2012, respectively	405	397
Additional paid-in capital	690,507	663,589
Accumulated dividends in excess of net income	(35,868)	(25,625)
Total American Assets Trust, Inc. stockholders’ equity	655,044	638,361
Noncontrolling interests	41,480	47,368
Total equity	696,524	685,729
TOTAL LIABILITIES AND EQUITY	$1,836,759	$1,827,587
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Rental income	$59,705	$53,740	$118,927	$106,748
Other property income	3,209	2,391	6,167	4,832
Total revenue	62,914	56,131	125,094	111,580
EXPENSES:
Rental expenses	16,686	15,506	32,972	30,324
Real estate taxes	5,476	5,743	10,276	10,984
General and administrative	4,426	3,911	8,627	7,636
Depreciation and amortization	16,953	14,329	33,966	29,183
Total operating expenses	43,541	39,489	85,841	78,127
OPERATING INCOME	19,373	16,642	39,253	33,453
Interest expense	(14,744)	(14,028)	(29,480)	(27,929)
Other income (expense), net	(65)	(217)	(344)	(363)
INCOME FROM CONTINUING OPERATIONS	4,564	2,397	9,429	5,161
DISCONTINUED OPERATIONS
Results from discontinued operations	—	227	—	334
NET INCOME	4,564	2,624	9,429	5,495
Net income attributable to restricted shares	(133)	(131)	(265)	(263)
Net income attributable to unitholders in the Operating Partnership	(1,354)	(804)	(2,849)	(1,687)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$3,077	$1,689	$6,315	$3,545
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.08	$0.04	$0.16	$0.08
Discontinued operations	—	—	—	0.01
Basic net income attributable to common stockholders per share	$0.08	$0.04	$0.16	$0.09
Weighted average shares of common stock outstanding - basic	39,460,086	38,659,155	39,247,729	38,658,162
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.08	$0.04	$0.16	$0.08
Discontinued operations	—	—	—	0.01
Diluted net income attributable to common stockholders per share	$0.08	$0.04	$0.16	$0.09
Weighted average shares of common stock outstanding - diluted	57,429,837	57,055,244	57,244,174	57,054,509
Dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2012	39,664,212	$397	$663,589	$(25,625)	$47,368	$685,729
Net income	—	—	—	6,580	2,849	9,429
Common shares issued	718,714	7	24,346	—	—	24,353
Conversion of operating partnership units	61,511	1	1,179	—	(1,180)	—
Issuance of restricted stock	5,004	—	—	—	—	—
Forfeiture of restricted stock	(3,863)	—	—	—	—	—
Dividends declared	—	—	—	(16,823)	(7,557)	(24,380)
Stock-based compensation	—	—	1,393	—	—	1,393
Balance at June 30, 2013	40,445,578	$405	$690,507	$(35,868)	$41,480	$696,524
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$9,429	$5,495
Results from discontinued operations	—	(334)
Income from continuing operations	9,429	5,161
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,874)	(3,071)
Depreciation and amortization	33,966	29,183
Amortization of debt issuance costs and debt fair value adjustments	1,966	1,958
Stock-based compensation expense	1,393	1,406
Loss from real estate joint ventures	54	—
Other, net	(535)	745
Changes in operating assets and liabilities
Change in restricted cash	(818)	(1,244)
Change in accounts receivable	(1,073)	1,628
Change in other assets	(38)	315
Change in accounts payable and accrued expenses	2,662	(1,010)
Change in security deposits payable	238	(204)
Change in other liabilities and deferred credits	303	223
Net cash provided by operating activities of continuing operations	45,673	35,090
Net cash provided by operating activities of discontinued operations	—	252
Net cash provided by operating activities	45,673	35,342
INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	—	(32,918)
Capital expenditures	(21,204)	(11,951)
Change in restricted cash	433	(495)
Leasing commissions	(1,344)	(1,312)
Maturity of marketable securities	—	3,324
Net cash used in investing activities of continuing operations	(22,115)	(43,352)
Net cash used in investing activities of discontinued operations	—	(203)
Net cash used in investing activities	(22,115)	(43,555)
FINANCING ACTIVITIES
Change in restricted cash	(1,400)	—
Issuance of secured notes payable	—	21,900
Repayment of secured notes payable	(1,839)	(2,315)
Debt issuance costs	—	(924)
Proceeds from issuance of common stock, net	24,922	—
Dividends paid to common stock and unitholders	(24,380)	(24,226)
Deferred offering costs	—	(361)
Net cash used in financing activities	(2,697)	(5,926)
Net increase (decrease) in cash and cash equivalents	20,861	(14,139)
Cash and cash equivalents, beginning of period	42,479	112,723
Cash and cash equivalents, end of period	$63,340	$98,584
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
American Assets Trust, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on July 16, 2010 that did not have any operating activity until the consummation of our initial public offering on January 19, 2011. The Company is the sole general partner of American Assets Trust, L.P., a Maryland limited partnership formed on July 16, 2010 (the “Operating Partnership”). The Company’s operations are carried on through our Operating Partnership and its subsidiaries, including our taxable real estate investment trust ("REIT") subsidiary ("TRS"). Since the formation of our Operating Partnership, the Company has controlled our Operating Partnership as its general partner and has consolidated its assets, liabilities and results of operations.
We are a vertically integrated and self-administered REIT with approximately 113 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2013, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2013, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:
Retail

Carmel Country Plaza	Del Monte Center
Carmel Mountain Plaza	Geary Marketplace
South Bay Marketplace	The Shops at Kalakaua
Rancho Carmel Plaza	Waikele Center
Lomas Santa Fe Plaza	Alamo Quarry Market
Solana Beach Towne Centre
Office

Torrey Reserve Campus	Lloyd District Portfolio
Solana Beach Corporate Centre	City Center Bellevue
The Landmark at One Market
One Beach Street
First & Main
Multifamily

Loma Palisades
Imperial Beach Gardens
Mariner's Point
Santa Fe Park RV Resort
Mixed-Use

Waikiki Beach Walk Retail and Embassy Suites™ Hotel
Held for Development and Construction in Progress

Solana Beach Corporate Centre – Land
Solana Beach – Highway 101 – Land
Sorrento Pointe – Land
Torrey Reserve – Land
Lloyd District Portfolio – Land

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
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
The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's annual report on Form 10-K for the year ended December 31, 2012.
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
Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Supplemental cash flow information
Total interest costs incurred	$30,326	$28,136
Interest capitalized	$846	$207
Interest expense	$29,480	$27,929
Cash paid for interest, net of amounts capitalized (including discontinued operations)	$27,021	$27,113
Cash paid for income taxes	$585	$954
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(1,407)	$3,203
Acquisition of working capital deficit, net of cash	$—	$(190)
Reduction to capital for prepaid offering costs	$437	$—
Accrued leasing commissions	$389	$—

 Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to our significant accounting policies during the six months ended June 30, 2013.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
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
NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
In-place leases	$70,336	$72,598
Accumulated amortization	(41,445)	(38,290)
Above market leases	29,974	32,846
Accumulated amortization	(20,799)	(21,363)
Acquired lease intangible assets, net	$38,066	$45,791
Below market leases	$79,706	$80,071
Accumulated accretion	(28,360)	(25,721)
Acquired lease intangible liabilities, net	$51,346	$54,350
NOTE 3. MARKETABLE SECURITIES
Our portfolio of marketable securities was comprised of debt securities that were classified as trading securities. Our marketable securities consisted of investments in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA securities”). We reported our trading securities at fair value, using prices provided by independent market participants that were based on observable inputs using market-based valuation techniques (Level 2 of the fair value hierarchy-see Note 4). On August 20, 2012, we sold all of our outstanding GNMA securities with a realized loss of $0.7 million for the year ended December 31, 2012. For the six months ended June 30, 2012, gains and losses resulting from the mark-to-market of these securities were recognized as unrealized gains in income.  Unrealized loss in our statement of income for the six months ended June 30, 2012 was $0.6 million and is included in other income (expense), net on the accompanying consolidated statement of income.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
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
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$689	$—	$689	$—	$637	$—	$637
 The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.9% to 5.0%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$1,044,299	$1,095,170	$1,044,682	$1,116,162

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Leasing commissions, net of accumulated amortization of $18,767 and $16,829, respectively	$17,710	$18,329
Acquired above market leases, net	9,175	11,483
Acquired in-place leases, net	28,891	34,308
Lease incentives, net of accumulated amortization of $2,405 and $2,220, respectively	1,295	1,480
Other intangible assets, net of accumulated amortization of $1,846 and $4,239, respectively	785	960
Debt issuance costs, net of accumulated amortization of $2,884 and $2,374, respectively	3,142	3,651
Prepaid expenses and other	3,004	3,459
Total other assets	$64,002	$73,670
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Acquired below market leases, net	$51,346	$54,350
Prepaid rent and deferred revenue	5,972	6,383
Deferred rent expense and lease intangible	930	1,008
Deferred compensation	689	637
Deferred tax liability	320	320
Straight-line rent liability	249	63
Other liabilities	52	50
Total other liabilities and deferred credits	$59,558	$62,811
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

NOTE 7. DEBT
The following is a summary of our total secured notes payable outstanding as of June 30, 2013 and December 31, 2012 (in thousands):

	Principal Balance as of		Stated Interest Rate as of June 30, 2013	Stated Maturity Date
Description of Debt	June 30, 2013	December 31, 2012
Alamo Quarry Market (1)(2)	$92,838	$93,942	5.67%	January 8, 2014
Waikele Center (3)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (3)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (2)(3)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (3)	82,300	82,300	4.93%	July 8, 2015
First & Main (3)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (3)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (3)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (3)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (3)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (4)	37,004	37,204	6.39%	August 1, 2017
Loma Palisades (3)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (3)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,521	21,659	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,247	7,294	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,556	11,637	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	38,520	38,790	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	1,055,840	1,057,680
Unamortized fair value adjustment	(11,541)	(12,998)
Total Secured Notes Payable Outstanding	$1,044,299	$1,044,682

(1)	Principal payments based on a 30-year amortization schedule.

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
Certain loans require us to comply with various financial covenants. As of June 30, 2013, we were in compliance with these financial covenants.
Credit Facility
On January 19, 2011, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At June 30, 2013, our maximum allowable borrowing amount was $227.8 million. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bears interest at the rate of either the applicable LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties. At June 30, 2013, no amounts were outstanding on the credit facility.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
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
As of June 30, 2013, we were in compliance with the credit facility financial covenants.
NOTE 8. EQUITY
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended June 30, 2013, we issued 718,714 shares of common stock through the ATM equity program at a weighted average price per share of $35.09 for gross proceeds of $25.2 million and paid $0.3 million in sales agent compensation and $0.6 million in additional offering expenses related to the sales of these shares of common stock. We intend to use the net proceeds to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2013, we had the capacity to issue up to an additional $124.8 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,961,924 common units (the “noncontrolling common units”), and represented approximately 31% of the ownership interests in our Operating Partnership at June 30, 2013. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2013, approximately 61,511 common units were converted into shares of our common stock.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2013:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2013	$0.21	January 1, 2013 to March 31, 2013	March 29, 2013
Second Quarter 2013	$0.21	April 1, 2013 to June 30, 2013	June 28, 2013
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
We granted each of our non-employee directors restricted shares of our common stock pursuant to the 2011 Plan, either concurrently with the closing of our initial public offering or at the time the director was formally appointed to our board of directors (the "Board"). In addition, on the date of each annual meeting of our stockholders, each non-employee director who continues to serve on the Board following such annual meeting will be granted restricted shares of our common stock pursuant to the 2011 Plan. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our Board pursuant to our independent director compensation policy.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2013:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	633,222	$15.64
Granted	5,004	31.97
Vested	(2,601)	20.50
Forfeited	(3,863)	20.39
Nonvested at June 30, 2013	631,762	$15.61
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.4 million in noncash compensation expense for both the six months ended June 30, 2013 and 2012, which is included in general and administrative expense on the consolidated statements of income. Unrecognized compensation expense was $3.0 million at June 30, 2013.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2013 and 2012, we had a weighted average of approximately 630,374, 630,784, 626,274 and 626,771 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2013 and 2012, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NUMERATOR
Income from continuing operations	$4,564	$2,397	$9,429	$5,161
Less: Net income attributable to restricted shares	(133)	(131)	(265)	(263)
Less: Income from continuing operations attributable to unitholders in the Operating Partnership	(1,354)	(804)	(2,849)	(1,687)
Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	3,077	1,462	6,315	3,211
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	154	—	226
Net income attributable to common stockholders—basic	$3,077	$1,616	$6,315	$3,437
Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$3,077	$1,462	$6,315	$3,211
Plus: Income from continuing operations attributable to unitholders in the Operating Partnership	1,354	804	2,849	1,687
Income from continuing operations attributable to common stockholders—diluted	4,431	2,266	9,164	4,898
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	154	—	226
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	—	73	—	108
Net income attributable to common stockholders—diluted	$4,431	$2,493	$9,164	$5,232
DENOMINATOR
Weighted average common shares outstanding—basic	39,460,086	38,659,155	39,247,729	38,658,162
Effect of dilutive securities—conversion of Operating Partnership units	17,969,751	18,396,089	17,996,445	18,396,347
Weighted average common shares outstanding—diluted	57,429,837	57,055,244	57,244,174	57,054,509
EARNINGS PER COMMON SHARE-BASIC
Continuing operations	$0.08	$0.04	$0.16	$0.08
Discontinued operations	—	—	—	0.01
	$0.08	$0.04	$0.16	$0.09
EARNINGS PER COMMON SHARE-DILUTED
Continuing operations	$0.08	$0.04	$0.16	$0.08
Discontinued operations	—	—	—	0.01
	$0.08	$0.04	$0.16	$0.09
NOTE 9. DISCONTINUED OPERATIONS
On December 4, 2012, we sold 160 King Street for a sales price of approximately $93.8 million. The property is located in San Francisco, California and was previously included in our office segment. The decision to sell 160 King Street was a result of our desire to focus resources on our core, high-barrier-to-entry markets. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of City Center Bellevue pursuant to the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, and applicable state revenue and taxation code sections. As a result of the sale, 160 King Street no longer serves as a borrowing base property under our revolving credit facility.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

Net revenue and net income from the property’s discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue from discontinued operations	—	$1,678	$—	$3,267
Net property expenses from discontinued operations	—	647	—	1,275
Depreciation and amortization	—	342	—	741
Results from discontinued operations
Income from discontinued operations	—	227	—	334
Total income from discontinued operations	$—	$227	$—	$334
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
A deferred tax liability of $0.3 million as of June 30, 2013 and December 31, 2012 is included in our consolidated balance sheets in relation to real estate asset basis differences for Alamo Quarry Market and certain elections made in our 2011 return for our TRS.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

Current minimum annual payments under the leases are as follows, as of June 30, 2013 (in thousands):

Year Ending December 31,
2013 (six months ending December 31, 2013)	$1,264
2014	2,569
2015	2,636
2016	1,709
2017	736	(1)
Thereafter	2,961
Total	$11,875

(1)
Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

We have management agreements with Outrigger Hotels & Resorts or an affiliate thereof (“Outrigger”) pursuant to which Outrigger manages each of the retail and hotel portions of the Waikiki Beach Walk property. Under the management agreement with Outrigger relating to the retail portion of Waikiki Beach Walk (the “retail management agreement”), we pay Outrigger a monthly management fee of 3.0% of net revenues from the retail portion of Waikiki Beach Walk. Pursuant to the terms of the retail management agreement, if the agreement is terminated in certain instances, including our election not to repair damage or destruction at the property, a condemnation or our failure to make required working capital infusions, we would be obligated to pay Outrigger a termination fee equal to the sum of the management fees paid for the two calendar months immediately preceding the termination date. The retail management agreement may not be terminated by us or by Outrigger without cause. Under our management agreement with Outrigger relating to the hotel portion of Waikiki Beach Walk (the “hotel management agreement”), we pay Outrigger a monthly management fee of 6.0% of the hotel's gross operating profit, as well as 3.0% of the hotel's gross revenues; provided that the aggregate management fee payable to Outrigger for any year shall not exceed 3.5% of the hotel's gross revenues for such fiscal year. Pursuant to the terms of the hotel management agreement, if the agreement is terminated in certain instances, including upon a transfer by us of the hotel or upon a default by us under the hotel management agreement, we would be required to pay a cancellation fee calculated by multiplying (1) the management fees for the previous 12 months by (2) (a) eight, if the agreement is terminated in the first 11 years of its term, or (b) four, three, two or one, if the agreement is terminated in the twelfth, thirteenth, fourteenth or fifteenth year, respectively, of its term. The hotel management agreement may not be terminated by us or by Outrigger without cause.
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.0 million based on operating performance through June 30, 2013.
We had a property management agreement with Langley Investment Properties, Inc. (“Langley”) pursuant to which Langley managed and operated Lloyd District Portfolio, and we paid Langley a monthly management fee of 3.5% of “gross receipts,” as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement was terminated on February 1, 2013 by mutual consent of both parties. Langley continued to provide development consulting services to us until June 30, 2013 and will continue to provide leasing services to us through December 31, 2013 pursuant to a development, consulting, leasing and transition services and management termination agreement.
Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remediation is expected to conclude within the next two years. The work performed is financed through an escrow account funded by the seller upon purchase of the property. We believe the funds in

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

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

As of June 30, 2013, the Company has accrued approximately $6.6 million for transfer taxes that the Company expected to incur on its California properties in connection with its initial public offering.   The Company believes that it has filed all necessary forms with the requisite taxing authorities, but can offer no assurances that the taxing authorities will agree with the Company's estimate above.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 36.5% of total revenues for the six months ended June 30, 2013. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the six months ended June 30, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue.
NOTE 12. OPERATING LEASES
Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs and also may include percentage rents based on the tenant’s level of sales achieved. Leases on apartments generally range from 7 to 15 months, with a majority having 12-month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
As of June 30, 2013, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2013 (six months ending December 31, 2013)	$76,398
2014	143,328
2015	132,080
2016	112,365
2017	96,662
Thereafter	173,231
Total	$734,064

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Minimum rents
Retail	$17,236	$16,772	$34,587	$32,847
Office	20,298	16,508	40,798	32,755
Multifamily	3,687	3,252	7,270	6,527
Mixed-use	2,257	2,252	4,677	4,535
Cost reimbursement	7,242	6,688	12,913	13,421
Percentage rent	402	434	820	726
Hotel revenue	8,178	7,461	17,026	15,125
Other	405	373	836	812
Total rental income	$59,705	$53,740	$118,927	$106,748
Minimum rents include $0.5 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.2 million and $(0.2) million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $(0.5) million for the six months ended June 30, 2013 and 2012, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental operating	$6,430	$5,799	$12,744	$11,382
Hotel operating	5,438	5,156	10,920	10,112
Repairs and maintenance	2,489	2,281	4,603	4,285
Marketing	344	264	696	570
Rent	611	625	1,224	1,236
Hawaii excise tax	952	895	1,891	1,757
Management fees	422	486	894	982
Total rental expenses	$16,686	$15,506	$32,972	$30,324

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and investment income	$26	$65	$34	$152
Income tax expense	(91)	(282)	(388)	(500)
Acquisition related expenses	—	—	—	(15)
Other non-operating income	—	—	10	—
Total other income (expense), net	$(65)	$(217)	$(344)	$(363)
NOTE 15. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively, is included in rental income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million were made for the six months ended June 30, 2013 and 2012, respectively, and are included in rental expenses on the statement of income.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Retail
Property revenue	$23,497	$22,452	$45,651	$44,143
Property expense	(6,060)	(6,094)	(11,031)	(11,820)
Segment profit	17,437	16,358	34,620	32,323
Total Office
Property revenue	22,512	18,027	44,934	35,914
Property expense	(6,584)	(5,858)	(13,020)	(11,376)
Segment profit	15,928	12,169	31,914	24,538
Total Multifamily
Property revenue	3,974	3,509	7,849	7,051
Property expense	(1,416)	(1,565)	(2,858)	(2,879)
Segment profit	2,558	1,944	4,991	4,172
Total Mixed-Use
Property revenue	12,931	12,143	26,660	24,472
Property expense	(8,102)	(7,732)	(16,339)	(15,233)
Segment profit	4,829	4,411	10,321	9,239
Total segments’ profit	$40,752	$34,882	$81,846	$70,272
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total segments’ profit	$40,752	$34,882	$81,846	$70,272
General and administrative	(4,426)	(3,911)	(8,627)	(7,636)
Depreciation and amortization	(16,953)	(14,329)	(33,966)	(29,183)
Interest expense	(14,744)	(14,028)	(29,480)	(27,929)
Other income (expense), net	(65)	(217)	(344)	(363)
Income from continuing operations	4,564	2,397	9,429	5,161
Discontinued operations
Results from discontinued operations	—	227	—	334
Net income	4,564	2,624	9,429	5,495
Net income attributable to restricted shares	(133)	(131)	(265)	(263)
Net income attributable to unitholders in the Operating Partnership	(1,354)	(804)	(2,849)	(1,687)
Net income attributable to American Assets Trust, Inc. stockholders	$3,077	$1,689	$6,315	$3,545

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2013
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2013	December 31, 2012
Net Real Estate
Retail	$659,496	$669,177
Office	765,552	759,203
Multifamily	35,937	36,391
Mixed-Use	200,970	203,411
	$1,661,955	$1,668,182
Secured Notes Payable (1)
Retail	$396,358	$397,732
Office	427,728	428,194
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$1,055,840	$1,057,680

(1)	Excludes unamortized fair market value adjustments of $11.5 million and $13.0 million as of June 30, 2013 and December 31, 2012, respectively.

Capital expenditures for each segment for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital Expenditures (1)
Retail	$580	$4,012	$2,527	$7,442
Office	11,439	2,441	19,301	5,153
Multifamily	206	285	349	523
Mixed-Use	83	68	371	145
	$12,308	$6,806	$22,548	$13,263

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	difficulties in completing dispositions

•	our failure to successfully operate acquired properties and operations;

•	our inability to develop or redevelop our properties due to market conditions;

•	fluctuations in interest rates and increased operating costs;

•	risks related to joint venture arrangements;

•	our failure to obtain necessary outside financing;

•	on-going litigation;

•	general economic conditions;

•	financial market fluctuations;

•	risks that affect the general retail, office, multifamily and mixed-use environment;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers or directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to continue to qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2012.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Texas, Oregon, Washington and Hawaii. As of June 30, 2013, our portfolio is comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of June 30, 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 68.9% of our Operating Partnership as of June 30, 2013. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $6.1 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $13.6 million and $5.2 million for the six months ended June 30, 2013 and 2012, respectively

We capitalized external and internal costs related to other property improvements combined of $4.3 million and $7.0 million, for the three months ended June 30, 2013 and 2012, respectively. We capitalized external and internal costs related to other property improvements combined of $6.2 million and $10.1 million, for the six months ended June 30, 2013 and 2012, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.03 million and $0.02 million for the three months ended June 30, 2013 and 2012, respectively. We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.06 million and $0.02 million for the six months ended June 30, 2013 and 2012, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $0.5 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. We capitalized interest costs related to both development and redevelopment activities combined of $0.8 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.
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
Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012
The following summarizes our consolidated results of operations for the three months ended June 30, 2013 compared to our consolidated results of operations for the three months ended June 30, 2012. As of June 30, 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress. As of June 30, 2012, our operating portfolio was comprised of 21 properties with an aggregate of approximately 5.3 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, and 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at five of our properties that we classified as held for development.
The following table sets forth selected data from our unaudited consolidated statements of income for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2013	2012
Revenues
Rental income	$59,705	$53,740	$5,965	11%
Other property income	3,209	2,391	818	34
Total property revenues	62,914	56,131	6,783	12
Expenses
Rental expenses	16,686	15,506	1,180	8
Real estate taxes	5,476	5,743	(267)	(5)
Total property expenses	22,162	21,249	913	4
Total property income	40,752	34,882	5,870	17
General and administrative	(4,426)	(3,911)	(515)	13
Depreciation and amortization	(16,953)	(14,329)	(2,624)	18
Interest expense	(14,744)	(14,028)	(716)	5
Other income (expense), net	(65)	(217)	152	(70)
Total other, net	(36,188)	(32,485)	(3,703)	11
Income from continuing operations	4,564	2,397	2,167	90
Discontinued operations
Results from discontinued operations	—	227	(227)	(100)
Net income	4,564	2,624	1,940	74
Net income attributable to restricted shares	(133)	(131)	(2)	2
Net income attributable to unitholders in the Operating Partnership	(1,354)	(804)	(550)	68
Net income attributable to American Assets Trust, Inc. stockholders	$3,077	$1,689	$1,388	82%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.8 million, or 12%, to $62.9 million for the three months ended June 30, 2013 compared to $56.1 million for the three months ended June 30, 2012. The percentage leased was as follows for each segment as of June 30, 2013 and 2012:

	Percentage Leased (1) June 30,
	2013	2012
Retail	96.6%	96.2%
Office	92.9%	94.7%	(2)
Multifamily	97.7%	97.7%
Mixed-Use (3)	93.8%	93.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2013 or June 30, 2012, as applicable.

(2)	Excludes 160 King Street, which was sold on December 4, 2012.

(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $6.0 million, or 11%, to $59.7 million for the three months ended June 30, 2013 compared to $53.7 million for the three months ended June 30, 2012. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$23,073	$22,135	$938	4%	$22,593	$22,121	$472	2%
Office	21,442	17,516	3,926	22	17,066	17,459	(393)	(2)
Multifamily	3,688	3,254	434	13	3,688	3,254	434	13
Mixed-Use	11,502	10,835	667	6	11,502	10,835	667	6
	$59,705	$53,740	$5,965	11%	$54,849	$53,669	$1,180	2%

(1)	For this table and tables following, the same-store portfolio excludes: City Center Bellevue acquired on August 21, 2012; Geary Marketplace acquired on December 19, 2012 and land held for development.
Retail rental revenue increased $0.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was due to the acquisition of Geary Marketplace on December 19, 2012, which had rental revenue of $0.5 million for the three months ended June 30, 2013. Same-store retail rental revenue increased $0.5 million for the three months ended June 30, 2013 primarily related to the increase in percentage leased and additional cost reimbursements. These increases were partially offset by a decrease in occupancy at Lomas Santa Fe Plaza, mainly due to the expiration of the Ross Dress for Less lease on January 31, 2013.
Office rental revenue increased $3.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was due to the acquisition of City Center Bellevue on August 21, 2012, which contributed additional rental revenue of $4.3 million for the three months ended June 30, 2013. Same-store office rental revenue decreased $0.4 million for the three months ended June 30, 2013 primarily due to a decrease in the percentage leased during the period, mainly at Torrey Reserve Campus and One Beach Street.
The increase in multifamily rental revenue was primarily due to an increase in average occupancy of 95.4% during the three months ended June 30, 2013 compared to 92.2% during the three months ended June 30, 2012. Additionally, there was an increase in average monthly base rent of $1,398 per leased unit during the three months ended June 30, 2013 compared to $1,328 per leased unit during the three months ended June 30, 2012.
The increase in mixed-use rental revenue was due to higher revenue per available room of $244 for the three months ended June 30, 2013 compared to $222 for the three months ended June 30, 2012.

Other property income. Other property income increased $0.8 million, or 34%, to $3.2 million for the three months ended June 30, 2013, compared to $2.4 million for the three months ended June 30, 2012. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$424	$317	$107	34%	$424	$316	$108	34%
Office	1,070	511	559	109	388	393	(5)	(1)
Multifamily	286	255	31	12	286	255	31	12
Mixed-Use	1,429	1,308	121	9	1,429	1,308	121	9
	$3,209	$2,391	$818	34%	$2,527	$2,272	$255	11%
Retail other property income increased $0.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to an additional distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants received during the second quarter of 2013.
Office other property income increased $0.6 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was due to the acquisition of City Center Bellevue on August 21, 2012, which had additional other property income of $0.7 million for the three months ended June 30, 2013. This increase was offset by capitalized incidental operations at Lloyd District Portfolio and Sorrento Pointe in connection with development activities.
The increase in mixed-use other property income was due to an increase in parking income, principally as a result of an increase in the overnight hotel guest parking rate from $30/day to $35/day effective January 2013, and an increase in sales of food and beverages and other services provided to hotel guests during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $0.9 million, or 4%, to $22.2 million for the three months ended June 30, 2013, compared to $21.2 million for the three months ended June 30, 2012. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.2 million, or 8%, to $16.7 million for the three months ended June 30, 2013, compared to $15.5 million for the three months ended June 30, 2012. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$3,401	$3,298	$103	3%	$3,301	$3,298	$3	—%
Office	4,621	3,862	759	20	3,842	3,791	51	1
Multifamily	1,014	1,064	(50)	(5)	1,014	1,064	(50)	(5)
Mixed-Use	7,650	7,282	368	5	7,650	7,282	368	5
	$16,686	$15,506	$1,180	8%	$15,807	$15,435	$372	2%
The increase in retail rental expenses was primarily due to the acquisition of Geary Marketplace on December 19, 2012, which had rental expenses of $0.1 million for the three months ended June 30, 2013.
The increase in office rental expenses was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had rental expenses of $0.8 million for the three months ended June 30, 2013.
The increase in mixed-use rental expenses was due to an increase in management fees and excise taxes at both the hotel and retail portions of Waikiki Beach Walk during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Additionally, room, food and beverage and advertising expenses increased at the hotel portion of Waikiki Beach Walk during the second quarter of 2013.

Real Estate Taxes. Real estate taxes decreased $0.3 million, or 5%, to $5.5 million for the three months ended June 30, 2013 compared to $5.7 million for the three months ended June 30, 2012. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$2,659	$2,796	$(137)	(5)%	$2,570	$2,773	$(203)	(7)%
Office	1,963	1,996	(33)	(2)	1,682	1,926	(244)	(13)
Multifamily	402	501	(99)	(20)	402	501	(99)	(20)
Mixed-Use	452	450	2	—	452	450	2	—
	$5,476	$5,743	$(267)	(5)%	$5,106	$5,650	$(544)	(10)%
Retail real estate taxes decreased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily as a result of lower property tax expense at Lomas Santa Fe Plaza and Alamo Quarry Market based on refunds received subsequent to June 30, 2012. This decrease was partially offset by additional taxes incurred at Geary Marketplace, which was acquired on December 19, 2012.
Office real estate taxes decreased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, in connection with capitalization of development activities at Torrey Reserve Campus, Lloyd District Portfolio and Sorrento Pointe. This decrease was partially offset by the acquisition of City Center Bellevue on August 21, 2012, which had real estate tax expense of $0.3 million for the three months ended June 30, 2013.
The decrease in multifamily real estate taxes for the three months ended June 30, 2013 was primarily due to the payment of additional real estate taxes for fiscal year 2011 during the second quarter of 2012 as a result of supplemental tax bills from the California taxing authority. Similar supplemental tax bills were not received during the three months ended June 30, 2013.
Property Operating Income
Property operating income increased $5.9 million, or 17%, to $40.8 million for the three months ended June 30, 2013, compared to $34.9 million for the three months ended June 30, 2012. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$17,437	$16,358	$1,079	7%	$17,146	$16,366	$780	5%
Office	15,928	12,169	3,759	31	11,930	12,135	(205)	(2)
Multifamily	2,558	1,944	614	32	2,558	1,944	614	32
Mixed-Use	4,829	4,411	418	9	4,829	4,411	418	9
	$40,752	$34,882	$5,870	17%	$36,463	$34,856	$1,607	5%
The increase in retail property operating income was primarily due to the acquisition of Geary Marketplace on December 19, 2012 and an increase in the average percentage leased and additional cost reimbursements for the retail properties for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
The increase in office property operating income was primarily due to the acquisition of City Center Bellevue on August 21, 2012. The decrease in same-store office property operating income was primarily due to a decrease in percentage leased for the office properties for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
The increase in multifamily property operating income was primarily due to higher average monthly base rent for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
The increase in mixed-use property operating income was primarily due to higher revenue per available room throughout the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Other
Depreciation and Amortization. Depreciation and amortization expense increased $2.6 million, or 18%, to $17.0 million for the three months ended June 30, 2013, compared to $14.3 million for the three months ended June 30, 2012. This increase was primarily due to depreciation and amortization expense attributable properties acquired subsequent to June 30, 2012.
Interest Expense. Interest expense increased $0.7 million, or 5%, to $14.7 million for the three months ended June 30, 2013, compared to $14.0 million for the three months ended June 30, 2012. This increase was primarily due to interest expense on the senior mortgage loan issued with respect to City Center Bellevue on October 10, 2012.
Other Expense, Net. Other expense, net decreased $0.2 million, or 70%, to $0.1 million for the three months ended June 30, 2013, compared to other expense, net of $0.2 million for the three months ended June 30, 2012, primarily due to a decrease in investment income from our marketable securities, which were sold during the third quarter of 2012.
Discontinued Operations. Discontinued operations relates to our sale of 160 King Street on December 4, 2012.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012
The following summarizes our consolidated results of operations for the six months ended June 30, 2013 compared to our consolidated results of operations for the six months ended June 30, 2012.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2013	2012
Revenues
Rental income	$118,927	$106,748	$12,179	11%
Other property income	6,167	4,832	1,335	28
Total property revenues	125,094	111,580	13,514	12
Expenses
Rental expenses	32,972	30,324	2,648	9
Real estate taxes	10,276	10,984	(708)	(6)
Total property expenses	43,248	41,308	1,940	5
Total property income	81,846	70,272	11,574	16
General and administrative	(8,627)	(7,636)	(991)	13
Depreciation and amortization	(33,966)	(29,183)	(4,783)	16
Interest expense	(29,480)	(27,929)	(1,551)	6
Other income (expense), net	(344)	(363)	19	(5)
Total other, net	(72,417)	(65,111)	(7,306)	11
Income from continuing operations	9,429	5,161	4,268	83
Discontinued operations
Results from discontinued operations	—	334	(334)	(100)
Net income	9,429	5,495	3,934	72
Net income attributable to restricted shares	(265)	(263)	(2)	1
Net income attributable to unitholders in the Operating Partnership	(2,849)	(1,687)	(1,162)	69
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$6,315	$3,545	$2,770	78%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $13.5 million, or 12%, to $125.1 million for the six months ended June 30, 2013 compared to $111.6 million for the six months ended June 30, 2012. The percentage leased was as follows for each segment as of June 30, 2013 and 2012:

	Percentage Leased (1) June 30,
	2013	2012
Retail	96.6%	96.2%
Office	92.9%	94.7%	(2)
Multifamily	97.7%	97.7%
Mixed-Use (3)	93.8%	93.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2013 or June 30, 2012, as applicable.

(2)	Excludes 160 King Street, which was sold on December 4, 2012.

(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $12.2 million, or 11%, to $118.9 million for the six months ended June 30, 2013 compared to $106.7 million for the six months ended June 30, 2012. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$44,932	$43,519	$1,413	3%	$43,982	$43,490	$492	1%
Office	42,861	34,786	8,075	23	32,156	32,808	(652)	(2)
Multifamily	7,273	6,532	741	11	7,273	6,532	741	11
Mixed-Use	23,861	21,911	1,950	9	23,861	21,911	1,950	9
	$118,927	$106,748	$12,179	11%	$107,272	$104,741	$2,531	2%

(1)
For this table and tables following, the same-store portfolio excludes: One Beach Street acquired on January 24, 2012; City Center Bellevue acquired on August 21, 2012; Geary Marketplace acquired on December 19, 2012 and land held for development.

Retail rental revenue increased $1.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase was due to the acquisition of Geary Marketplace on December 19, 2012, which had rental revenue of $1.0 million for the six months ended June 30, 2013. Same-store retail rental revenue increased $0.5 million for the six months ended June 30, 2013 was primarily related to the increase in percentage leased and additional cost reimbursements. These increases were partially offset by a decrease in occupancy at Lomas Santa Fe Plaza, mainly due to the expiration of the Ross Dress for Less lease on January 31, 2013.
Office rental revenue increased $8.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase was due to the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had additional rental revenues of $0.1 million and $8.6 million, respectively, for the six months ended June 30, 2013. Same-store office rental revenue decreased $0.7 million for the six months ended June 30, 2013 primarily due to a decrease in the percentage leased during the period, mainly at Torrey Reserve Campus.
The increase in multifamily rental revenue was primarily due to an increase in average occupancy of 94.5% during the six months ended June 30, 2013 compared to 90.4% during the six months ended June 30, 2012. Additionally, there was an increase in average monthly base rent of $1,393 per leased unit during the six months ended June 30, 2013 compared to $1,367 per leased unit during the six months ended June 30, 2012.
The increase in mixed-use rental revenue was primarily due to higher revenue per available room of $255 for the six months ended June 30, 2013 and $225 for the six months ended June 30, 2012.

Other property income. Other property income increased $1.3 million, or 28%, to $6.2 million for the six months ended June 30, 2013, compared to $4.8 million for the six months ended June 30, 2012. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$719	$624	$95	15%	$719	$622	$97	16%
Office	2,073	1,128	945	84	759	742	17	2
Multifamily	576	519	57	11	576	519	57	11
Mixed-Use	2,799	2,561	238	9	2,799	2,561	238	9
	$6,167	$4,832	$1,335	28%	$4,853	$4,444	$409	9%
The increase in retail other property income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to an additional distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants received during the second quarter of 2013.
The increase in office other property income was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had other property income of $1.3 million for the six months ended June 30, 2013. This increase was partially offset by capitalized incidental operations at Lloyd District Portfolio and Sorrento Pointe in connection with development activities.
The increase in mixed-use other property income is due to an increase in parking income, principally resulting from an increase in the overnight hotel guest parking rate from $30/day to $35/day effective January 2013, and an increase in sales of food and beverages and other services provided to hotel guests during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.9 million, or 5%, to $43.2 million for the six months ended June 30, 2013, compared to $41.3 million for the six months ended June 30, 2012. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $2.7 million, or 9%, to $33.0 million for the six months ended June 30, 2013, compared to $30.3 million for the six months ended June 30, 2012. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$6,488	$6,447	$41	1%	$6,281	$6,444	$(163)	(3)%
Office	8,996	7,520	1,476	20	6,986	7,036	(50)	(1)
Multifamily	2,054	2,024	30	1	2,054	2,024	30	1
Mixed-Use	15,434	14,333	1,101	8	15,434	14,333	1,101	8
	$32,972	$30,324	$2,648	9%	$30,755	$29,837	$918	3%
The decrease in same-store retail rental expenses was primarily due to expenses related to parking lot and landscaping repairs at Del Monte Center that were incurred during the six months ended June 30, 2012. This decrease was partially offset by an increase in retail rental expenses due to the acquisition of Geary Marketplace on December 19, 2012, which had rental expenses of $0.2 million for the six months ended June 30, 2013.
The increase in office rental expenses was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had rental expenses of $1.6 million for the six months ended June 30, 2013.
The increase in mixed-use rental expenses is due to an increase in advertising and management fees at both the hotel and retail portions of Waikiki Beach Walk during the six months ended June 30, 2013 compared to the six months ended June 30,

2012. Additionally, room and food and beverage expenses increased at the hotel portion of Waikiki Beach Walk during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Real Estate Taxes. Real estate tax expense decreased $0.7 million, or 6%, to $10.3 million for the six months ended June 30, 2013 compared to $11.0 million for the six months ended June 30, 2012. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$4,543	$5,373	$(830)	(15)%	$4,372	$5,324	$(952)	(18)%
Office	4,024	3,856	168	4	3,353	3,600	(247)	(7)
Multifamily	804	855	(51)	(6)	804	855	(51)	(6)
Mixed-Use	905	900	5	1	905	900	5	1
	$10,276	$10,984	$(708)	(6)%	$9,434	$10,679	$(1,245)	(12)%
Retail real estate taxes decreased $0.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of lower property tax expense at Lomas Santa Fe Plaza and Alamo Quarry Market based on refunds received subsequent to June 30, 2012. The decrease was partially offset by additional real estate tax accruals of $0.1 million at Geary Marketplace which was acquired on December 19, 2012.
Office real estate taxes increased $0.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had real estate tax expenses of $0.1 million and $0.5 million, respectively, for the six months ended June 30, 2013. Same-store office real estate taxes decreased $0.2 million primarily due to the payment of additional real estate taxes for fiscal year 2011 during the second quarter of 2012 as a result of supplemental tax bills from the California taxing authority. Similar supplemental tax bills were not received during the six months ended June 30, 2013. Additionally, same-store office real estate taxes decreased at First & Main due to a tax exemption received by a tenant.
Property Operating Income
Property operating income increased $11.6 million, or 16%, to $81.8 million for the six months ended June 30, 2013, compared to $70.3 million for the six months ended June 30, 2012. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2013	2012			2013	2012
Retail	$34,620	$32,323	$2,297	7%	$34,048	$32,344	$1,704	5%
Office	31,914	24,538	7,376	30	22,576	22,914	(338)	(1)
Multifamily	4,991	4,172	819	20	4,991	4,172	819	20
Mixed-Use	10,321	9,239	1,082	12	10,321	9,239	1,082	12
	$81,846	$70,272	$11,574	16%	$71,936	$68,669	$3,267	5%
The increase in retail property operating income was primarily due to the acquisition of Geary Marketplace on December 19, 2012 and an increase in the average percentage leased and additional cost reimbursements for the retail properties for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
The increase in office property operating income was primarily caused by the acquisitions of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012. This increase was partially offset by a decrease in the percentage leased during the period, mainly at Torrey Reserve Campus.
The increase in multifamily operating income was primarily caused by an increase in average monthly base rent per leased unit during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
The increase in mixed-use property operating income was primarily due to higher revenue per available room throughout the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Other
General and Administrative. General and administrative expenses increased $1.0 million, or 13%, to $8.6 million for the six months ended June 30, 2013, compared to $7.6 million for the six months ended June 30, 2012. This increase was due primarily to additional costs for properties acquired subsequent to June 30, 2012.
Depreciation and Amortization. Depreciation and amortization expense increased $4.8 million, or 16%, to $34.0 million for the six months ended June 30, 2013, compared to $29.2 million for the six months ended June 30, 2012. This increase was due primarily to depreciation and amortization expense attributable to properties acquired subsequent to June 30, 2012.
Interest Expense. Interest expense increased $1.6 million, or 6%, to $29.5 million for the six months ended June 30, 2013 compared with $27.9 million for the six months ended June 30, 2012. This increase was primarily due to interest expense on the mortgage loans issued with respect to One Beach Street on March 29, 2012 and City Center Bellevue on October 12, 2012.
Discontinued Operations. Discontinued operations relates to 160 King Street, which was sold on December 4, 2012.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of June 30, 2013, we held $63.3 million in cash and cash equivalents.
Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and, if necessary, borrowings available under our credit facility.
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
On May 6, 2013, we entered into an ATM equity program with four sales agents in which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. As of June 30, 2013, we issued 718,714 shares of common stock at a weighted average price per share of $35.09 for gross cash proceeds of $25.2 million. We intend to use the net proceeds to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2013, we had the capacity to issue up to an additional $124.8 million in shares of common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

Indebtedness Outstanding
The following table sets forth information as of June 30, 2013 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at June 30, 2013	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$92,838	5.67%	$95,948	January 8, 2014	$91,717
Waikele Center (3)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (3)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (2)(3)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (3)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (3)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (3)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (3)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (3)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (3)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (4)	37,004	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (3)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (3)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (1)	21,521	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (1)	7,247	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,556	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	38,520	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (3)	111,000	3.98%	4,479	November 1, 2022	111,000
Total	1,055,840		$148,269		$1,043,956
Unamortized fair value adjustment	(11,541)
Total Secured Notes Payable Balance	$1,044,299

(1)	Principal payments based on a 30-year amortization schedule.

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

Certain loans require us to comply with various financial covenants. As of June 30, 2013, we were in compliance with these financial covenants.

Credit Facility
On January 19, 2011, upon completion of our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At June 30, 2013, our maximum allowable borrowing amount was $227.8 million. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400 million, subject to meeting specified requirements and obtaining additional commitments from lenders. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.
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
As of June 30, 2013, we were in compliance with all the credit facility financial covenants.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012
Cash and cash equivalents were $63.3 million and $98.6 million, at June 30, 2013 and 2012, respectively.
Net cash provided by operating activities increased $10.4 million to $45.7 million for the six months ended June 30, 2013 compared to $35.3 million for the six months ended June 30, 2012. The increase was due to the acquisitions of One Beach Street, City Center Bellevue and Geary Marketplace during the second half of 2012.
Net cash used in investing activities decreased $21.4 million to $22.1 million for the six months ended June 30, 2013 compared to $43.6 million for the six months ended June 30, 2012. The decrease was primarily due to the acquisition of One Beach Street during the first quarter of 2012.
Net cash used in financing activities decreased $3.2 million to $2.7 million for the six months ended June 30, 2013 compared to net cash used by financing activities of $5.9 million for the six months ended June 30, 2012. The decrease was primarily due to proceeds from the sale of shares of our common stock.
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
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2013 and 2012 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating income	$40,752	$34,882	$81,846	$70,272
General and administrative	(4,426)	(3,911)	(8,627)	(7,636)
Depreciation and amortization	(16,953)	(14,329)	(33,966)	(29,183)
Interest expense	(14,744)	(14,028)	(29,480)	(27,929)
Other income (expense), net	(65)	(217)	(344)	(363)
Income from continuing operations	4,564	2,397	9,429	5,161
Discontinued operations:
Results from discontinued operations	—	227	—	334
Net income	$4,564	$2,624	$9,429	$5,495
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
FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2013 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Funds from Operations (FFO)
Net income	$4,564	$9,429
Plus: Real estate depreciation and amortization	16,953	33,966
Funds from operations	21,517	43,395
Less: Nonforfeitable dividends on incentive restricted stock awards	(88)	(176)
FFO attributable to common stock and units	$21,429	$43,219
FFO per diluted share/unit	$0.37	$0.75
Weighted average number of common shares and units, diluted (1)	57,640,176	57,454,594

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of June 30, 2013, we do not hold any derivative financial instruments.
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
Fixed Interest Rate Debt
All of our outstanding debt obligations (maturing at various times through June 2020) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2013, we had $1,055.8 million of fixed rate debt outstanding with an estimated fair value of $1,095.2 million. If interest rates at June 30, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $31.0 million. If interest rates at June 30, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $36.3 million.
Variable Interest Rate Debt
At June 30, 2013, our only variable interest rate debt is our credit facility, which had no balance outstanding at June 30, 2013.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

101*
The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

August 2, 2013	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2013	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)