Form 10-Q
period 2013-09-30
American Assets Trust, Inc.
filed 2013-11-08
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on November 8, 2013 was 40,447,825.

AMERICAN ASSETS TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,900,185	$1,891,549
Construction in progress	62,478	32,183
Held for development	9,006	14,944
	1,971,669	1,938,676
Accumulated depreciation	(305,880)	(270,494)
Net real estate	1,665,789	1,668,182
Cash and cash equivalents	65,722	42,479
Restricted cash	10,065	7,421
Accounts receivable, net	7,579	6,440
Deferred rent receivables, net	31,665	29,395
Other assets, net	60,026	73,670
TOTAL ASSETS	$1,840,846	$1,827,587
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$1,044,117	$1,044,682
Accounts payable and accrued expenses	41,256	29,509
Security deposits payable	5,010	4,856
Other liabilities and deferred credits	59,219	62,811
Total liabilities	1,149,602	1,141,858
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 40,448,393 and 39,664,212 shares outstanding at September 30, 2013 (unaudited) and December 31, 2012, respectively	405	397
Additional paid-in capital	691,389	663,589
Accumulated dividends in excess of net income	(40,007)	(25,625)
Total American Assets Trust, Inc. stockholders’ equity	651,787	638,361
Noncontrolling interests	39,457	47,368
Total equity	691,244	685,729
TOTAL LIABILITIES AND EQUITY	$1,840,846	$1,827,587
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Rental income	$62,405	$58,310	$181,332	$165,058
Other property income	2,913	2,455	9,080	7,287
Total revenue	65,318	60,765	190,412	172,345
EXPENSES:
Rental expenses	17,430	16,478	50,402	46,802
Real estate taxes	5,768	6,094	16,044	17,078
General and administrative	4,031	3,894	12,658	11,530
Depreciation and amortization	16,648	16,094	50,614	45,277
Total operating expenses	43,877	42,560	129,718	120,687
OPERATING INCOME	21,441	18,205	60,694	51,658
Interest expense	(14,764)	(14,247)	(44,244)	(42,176)
Other income (expense), net	(419)	8	(763)	(355)
INCOME FROM CONTINUING OPERATIONS	6,258	3,966	15,687	9,127
DISCONTINUED OPERATIONS
Results from discontinued operations	—	319	—	653
NET INCOME	6,258	4,285	15,687	9,780
Net income attributable to restricted shares	(132)	(133)	(397)	(396)
Net income attributable to unitholders in the Operating Partnership	(1,903)	(1,335)	(4,752)	(3,022)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$4,223	$2,817	$10,538	$6,362
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.11	$0.07	$0.27	$0.16
Discontinued operations	—	0.01	—	0.01
Basic net income attributable to common stockholders per share	$0.11	$0.08	$0.27	$0.17
Weighted average shares of common stock outstanding - basic	39,816,753	38,673,617	39,439,488	38,663,352
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.11	$0.07	$0.27	$0.16
Discontinued operations	—	0.01	—	0.01
Diluted net income attributable to common stockholders per share	$0.11	$0.08	$0.27	$0.17
Weighted average shares of common stock outstanding - diluted	57,777,667	57,054,425	57,423,959	57,054,425
Dividends declared per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity				Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2012	39,664,212	$397	$663,589	$(25,625)	$47,368	$685,729
Net income	—	—	—	10,935	4,752	15,687
Common shares issued	718,714	7	24,346	—	—	24,353
Conversion of operating partnership units	64,326	1	1,335	—	(1,335)	1
Issuance of restricted stock	5,004	—	—	—	—	—
Forfeiture of restricted stock	(3,863)	—	—	—	—	—
Dividends declared	—	—	—	(25,317)	(11,328)	(36,645)
Stock-based compensation	—	—	2,119	—	—	2,119
Balance at September 30, 2013	40,448,393	$405	$691,389	$(40,007)	$39,457	$691,244
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$15,687	$9,780
Results from discontinued operations	—	(653)
Income from continuing operations	15,687	9,127
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,593)	(4,720)
Depreciation and amortization	50,614	45,277
Amortization of debt issuance costs and debt fair value adjustments	2,949	2,928
Stock-based compensation expense	2,119	2,128
Loss from real estate joint ventures	54	—
Other, net	750	998
Changes in operating assets and liabilities
Change in restricted cash	(1,549)	(1,852)
Change in accounts receivable	(1,019)	462
Change in other assets	(68)	(1,375)
Change in accounts payable and accrued expenses	8,071	3,031
Change in security deposits payable	154	(1,106)
Change in other liabilities and deferred credits	321	192
Net cash provided by operating activities of continuing operations	74,490	55,090
Net cash provided by operating activities of discontinued operations	—	304
Net cash provided by operating activities	74,490	55,394
INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	—	(253,090)
Capital expenditures	(33,503)	(25,628)
Change in restricted cash	305	1,066
Leasing commissions	(1,977)	(2,675)
Maturity of marketable securities	—	4,384
Sale of marketable securities	—	23,191
Deposit on property acquisition	—	(2,000)
Net cash used in investing activities of continuing operations	(35,175)	(254,752)
Net cash used in investing activities of discontinued operations	—	(203)
Net cash used in investing activities	(35,175)	(254,955)
FINANCING ACTIVITIES
Change in restricted cash	(1,400)	—
Issuance of secured notes payable	—	21,900
Repayment of secured notes payable	(2,749)	(3,512)
Proceeds from unsecured line of credit	—	164,000
Repayment of unsecured line of credit	—	(23,000)
Debt issuance costs	—	(932)
Proceeds from issuance of common stock, net	24,790	—
Dividends paid to common stock and unitholders	(36,645)	(36,340)
Deferred offering costs	(68)	(361)
Net cash (used in) provided by financing activities	(16,072)	121,755
Net increase (decrease) in cash and cash equivalents	23,243	(77,806)
Cash and cash equivalents, beginning of period	42,479	112,723
Cash and cash equivalents, end of period	$65,722	$34,917
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
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
We are a vertically integrated and self-administered REIT with approximately 117 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2013, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2013, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2013
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Supplemental cash flow information (including discontinued operations)
Total interest costs incurred	$45,692	$43,983
Interest capitalized	$1,448	$461
Interest expense	$44,244	$43,522
Cash paid for interest, net of amounts capitalized	$41,189	$40,527
Cash paid for income taxes	$868	$1,210
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$3,188	$5,635
Accrued leasing commissions	$488	$(562)
Reduction to capital for prepaid offering costs	$437	$—

 Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to our significant accounting policies during the nine months ended September 30, 2013.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
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
NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
In-place leases	$63,242	$72,598
Accumulated amortization	(36,689)	(38,290)
Above market leases	28,362	32,846
Accumulated amortization	(20,057)	(21,363)
Acquired lease intangible assets, net	$34,858	$45,791
Below market leases	$76,996	$80,071
Accumulated accretion	(27,552)	(25,721)
Acquired lease intangible liabilities, net	$49,444	$54,350
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
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
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$729	$—	$729	$—	$637	$—	$637
 The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.9% to 5.5%.
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

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$1,044,117	$1,090,165	$1,044,682	$1,116,162

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Leasing commissions, net of accumulated amortization of $18,579 and $16,829, respectively	$17,257	$18,329
Acquired above market leases, net	8,305	11,483
Acquired in-place leases, net	26,553	34,308
Lease incentives, net of accumulated amortization of $2,498 and $2,220, respectively	1,203	1,480
Other intangible assets, net of accumulated amortization of $1,515 and $4,239, respectively	719	960
Debt issuance costs, net of accumulated amortization of $3,139 and $2,374, respectively	2,887	3,651
Prepaid expenses and other	3,102	3,459
Total other assets	$60,026	$73,670
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Acquired below market leases, net	$49,444	$54,350
Prepaid rent and deferred revenue	7,272	6,383
Deferred rent expense and lease intangible	879	1,008
Deferred compensation	729	637
Deferred tax liability	280	320
Straight-line rent liability	528	63
Other liabilities	87	50
Total other liabilities and deferred credits	$59,219	$62,811
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

NOTE 7. DEBT
The following is a summary of our total secured notes payable outstanding as of September 30, 2013 and December 31, 2012 (in thousands):

	Principal Balance as of		Stated Interest Rate as of September 30, 2013	Stated Maturity Date
Description of Debt	September 30, 2013	December 31, 2012
Alamo Quarry Market (1)(2)	$92,289	$93,942	5.67%	January 8, 2014
Waikele Center (3)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (3)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (3)(4)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (3)	82,300	82,300	4.93%	July 8, 2015
First & Main (3)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (3)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (3)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (3)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (3)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	36,908	37,204	6.39%	August 1, 2017
Loma Palisades (3)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (3)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,450	21,659	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,225	7,294	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,516	11,637	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	38,388	38,790	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	1,054,930	1,057,680
Unamortized fair value adjustment	(10,813)	(12,998)
Total Secured Notes Payable Outstanding	$1,044,117	$1,044,682

(1)	Principal payments based on a 30-year amortization schedule.

(2)	Loan was prepaid, without penalty or premium, on October 8, 2013 (see Note 17).

(3)	Interest only.

(4)
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
Certain loans require us to comply with various financial covenants. As of September 30, 2013, we were in compliance with these financial covenants.
Credit Facility
On January 19, 2011, we entered into a credit facility pursuant to which a group of lenders provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At September 30, 2013, our maximum allowable borrowing amount was $224.3 million. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bears interest at the rate of either the applicable LIBOR or a base rate, in each case plus a margin that will vary depending on our leverage ratio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties. At September 30, 2013, no amounts were outstanding on the credit facility. On October 8, 2013, we prepaid, without penalty or premium, the outstanding mortgage encumbering Alamo Quarry Market with funds drawn against the credit facility (Note 17).

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
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
As of September 30, 2013, we were in compliance with the credit facility financial covenants.
NOTE 8. EQUITY
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended September 30, 2013, we issued no shares of common stock through the ATM equity program. For the nine months ended September 30, 2013, we issued 718,714 shares of common stock through the ATM equity program at a weighted average price per share of $35.09 for gross proceeds of $25.2 million and paid $0.3 million in sales agent compensation and $0.6 million in additional offering expenses related to the sales of these shares of common stock. We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2013, we had the capacity to issue up to an additional $124.8 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

Noncontrolling Interests
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,959,109 common units (the “noncontrolling common units”), and represented approximately 31% of the ownership interests in our Operating Partnership at September 30, 2013. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2013, approximately 64,326 common units were converted into shares of our common stock.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2013:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2013	$0.21	January 1, 2013 to March 31, 2013	March 29, 2013
Second Quarter 2013	$0.21	April 1, 2013 to June 30, 2013	June 28, 2013
Third Quarter 2013	$0.21	July 1, 2013 to September 30, 2013	September 27, 2013
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
September 30, 2013
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2013:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	633,222	$15.64
Granted	5,004	31.97
Vested	(4,737)	22.55
Forfeited	(3,863)	20.39
Nonvested at September 30, 2013	629,626	$15.58
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.1 million in noncash compensation expense for both the nine months ended September 30, 2013 and 2012, which is included in general and administrative expense on the consolidated statements of income. Unrecognized compensation expense was $2.3 million at September 30, 2013.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2013 and 2012, we had a weighted average of approximately 629,835, 630,464, 632,438 and 628,240 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2013 and 2012, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NUMERATOR
Income from continuing operations	$6,258	$3,966	$15,687	$9,127
Less: Net income attributable to restricted shares	(132)	(133)	(397)	(396)
Less: Income from continuing operations attributable to unitholders in the Operating Partnership	(1,903)	(1,234)	(4,752)	(2,813)
Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	4,223	2,599	10,538	5,918
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	218	—	444
Net income attributable to common stockholders—basic	$4,223	$2,817	$10,538	$6,362
Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$4,223	$2,599	$10,538	$5,918
Plus: Income from continuing operations attributable to unitholders in the Operating Partnership	1,903	1,234	4,752	2,813
Income from continuing operations attributable to common stockholders—diluted	6,126	3,833	15,290	8,731
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	218	—	444
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	—	101	—	209
Net income attributable to common stockholders—diluted	$6,126	$4,152	$15,290	$9,384
DENOMINATOR
Weighted average common shares outstanding—basic	39,816,753	38,673,617	39,439,488	38,663,352
Effect of dilutive securities—conversion of Operating Partnership units	17,960,914	18,380,808	17,984,471	18,391,073
Weighted average common shares outstanding—diluted	57,777,667	57,054,425	57,423,959	57,054,425
EARNINGS PER COMMON SHARE-BASIC
Continuing operations	$0.11	$0.07	$0.27	$0.16
Discontinued operations	—	0.01	—	0.01
	$0.11	$0.08	$0.27	$0.17
EARNINGS PER COMMON SHARE-DILUTED
Continuing operations	$0.11	$0.07	$0.27	$0.16
Discontinued operations	—	0.01	—	0.01
	$0.11	$0.08	$0.27	$0.17

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
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
Net revenue and net income from the property’s discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue from discontinued operations	—	$2,071	$—	$5,338
Net property expenses from discontinued operations	—	753	—	2,028
Depreciation and amortization	—	338	—	1,079
Results from discontinued operations
Income from discontinued operations	—	319	—	653
Total income from discontinued operations	$—	$319	$—	$653
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
A deferred tax liability of $0.3 million as of September 30, 2013 and December 31, 2012 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
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
September 30, 2013
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
Current minimum annual payments under the leases are as follows, as of September 30, 2013 (in thousands):

Year Ending December 31,
2013 (three months ending December 31, 2013)	$632
2014	2,569
2015	2,636
2016	1,709
2017	736	(1)
Thereafter	2,961
Total	$11,243

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.2 million based on operating performance through September 30, 2013.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

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

As of September 30, 2013, the Company has accrued approximately $6.6 million for transfer taxes that the Company expected to incur on its California properties in connection with its initial public offering.   The Company believes that it has filed all necessary forms with the requisite taxing authorities, but can offer no assurances that the taxing authorities will agree with the Company's estimate above.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Further, tenants in the retail industry accounted for 36.3% of total revenues for the nine months ended September 30, 2013. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the nine months ended September 30, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

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
As of September 30, 2013, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2013 (three months ending December 31, 2013)	$37,219
2014	147,360
2015	136,417
2016	116,888
2017	99,808
Thereafter	180,947
Total	$718,639

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Minimum rents
Retail	$17,384	$17,019	$51,971	$49,866
Office	20,736	18,219	61,534	50,974
Multifamily	3,837	3,633	11,107	10,160
Mixed-use	2,443	2,114	7,120	6,649
Cost reimbursement	7,093	7,392	20,006	20,813
Percentage rent	504	533	1,324	1,259
Hotel revenue	9,984	9,017	27,010	24,142
Other	424	383	1,260	1,195
Total rental income	$62,405	$58,310	$181,332	$165,058
Minimum rents include $0.6 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and $1.8 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $1.0 million and immaterial for the three months ended September 30, 2013 and 2012, respectively, and $1.8 million and $(0.5) million for the nine months ended September 30, 2013 and 2012, respectively.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental operating	$6,538	$6,142	$19,282	$17,524
Hotel operating	5,654	5,458	16,574	15,570
Repairs and maintenance	2,727	2,576	7,330	6,861
Marketing	356	263	1,052	833
Rent	596	509	1,820	1,745
Hawaii excise tax	1,071	996	2,962	2,753
Management fees	488	534	1,382	1,516
Total rental expenses	$17,430	$16,478	$50,402	$46,802
NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and investment income	$54	$177	$88	$329
Income tax expense	(473)	(55)	(861)	(555)
Acquisition related expenses	—	(114)	—	(129)
Other non-operating income	—	—	10	—
Total other income (expense), net	$(419)	$8	$(763)	$(355)
NOTE 15. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.6 million for each of the nine months ended September 30, 2013 and 2012, respectively, is included in rental income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.8 million were made for each of the nine months ended September 30, 2013 and 2012 and are included in rental expenses on the statement of income.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Retail
Property revenue	$23,524	$23,694	$69,175	$67,837
Property expense	(6,445)	(6,828)	(17,476)	(18,648)
Segment profit	17,079	16,866	51,699	49,189
Total Office
Property revenue	22,664	19,586	67,598	55,500
Property expense	(6,636)	(6,054)	(19,656)	(17,430)
Segment profit	16,028	13,532	47,942	38,070
Total Multifamily
Property revenue	4,155	3,906	12,004	10,957
Property expense	(1,525)	(1,558)	(4,383)	(4,437)
Segment profit	2,630	2,348	7,621	6,520
Total Mixed-Use
Property revenue	14,975	13,579	41,635	38,051
Property expense	(8,592)	(8,132)	(24,931)	(23,365)
Segment profit	6,383	5,447	16,704	14,686
Total segments’ profit	$42,120	$38,193	$123,966	$108,465
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segments’ profit	$42,120	$38,193	$123,966	$108,465
General and administrative	(4,031)	(3,894)	(12,658)	(11,530)
Depreciation and amortization	(16,648)	(16,094)	(50,614)	(45,277)
Interest expense	(14,764)	(14,247)	(44,244)	(42,176)
Other income (expense), net	(419)	8	(763)	(355)
Income from continuing operations	6,258	3,966	15,687	9,127
Discontinued operations
Results from discontinued operations	—	319	—	653
Net income	6,258	4,285	15,687	9,780
Net income attributable to restricted shares	(132)	(133)	(397)	(396)
Net income attributable to unitholders in the Operating Partnership	(1,903)	(1,335)	(4,752)	(3,022)
Net income attributable to American Assets Trust, Inc. stockholders	$4,223	$2,817	$10,538	$6,362

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2013
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2013	December 31, 2012
Net Real Estate
Retail	$655,569	$669,177
Office	774,775	759,203
Multifamily	35,757	36,391
Mixed-Use	199,688	203,411
	$1,665,789	$1,668,182
Secured Notes Payable (1)
Retail	$395,677	$397,732
Office	427,499	428,194
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$1,054,930	$1,057,680

(1)	Excludes unamortized fair market value adjustments of $10.8 million and $13.0 million as of September 30, 2013 and December 31, 2012, respectively.

Capital expenditures for each segment for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital Expenditures (1)
Retail	$616	$4,292	$3,143	$11,734
Office	11,690	10,381	30,991	15,534
Multifamily	351	259	700	782
Mixed-Use	275	108	646	253
	$12,932	$15,040	$35,480	$28,303

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.
NOTE 17. SUBSEQUENT EVENTS

On October 8, 2013, we prepaid, without penalty or premium, the mortgage encumbering Alamo Quarry Market in the amount of approximately $92.3 million, utilizing funds drawn against our existing credit facility. The mortgage note had an original maturity date of January 8, 2014 and was secured by a first-priority deed of trust lien on the property, a security interest in all personal property used in connection with the property and an assignment of all leases, rents and security deposits relating to the property. As of November 8, 2013, $93.0 million was outstanding on our credit facility.

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Texas, Oregon, Washington and Hawaii. As of September 30, 2013, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of September 30, 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 68.9% of our Operating Partnership as of September 30, 2013. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012. We have not made any material changes to these policies during the periods covered by this report.

Same-store

We have provided certain information on a total portfolio, same-store and redevelopment same-store basis. Information provided on a same-store basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, properties under development, properties classified as held for development and properties classified as discontinued operations. Information provided on a redevelopment same-store basis includes the results of properties undergoing significant redevelopment for the entirety or portion of both periods being compared. Same-store and redevelopment same-store is considered by management to be an important measure because it assists in eliminating disparities due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's stabilized and redevelopment properties, as applicable. Additionally, redevelopment same-store is considered by management to be an important measure because it assists in evaluating the timing of the start and stabilization of our redevelopment opportunities and the impact that these redevelopments have in enhancing our operating performance.
While there is judgment surrounding changes in designations, we typically reclassify significant development, redevelopment or expansion properties to same-store properties once they are stabilized. Properties are deemed stabilized typically at the earlier of (i), reaching 90% occupancy or (ii) four quarters following a property's inclusion in operating real estate. We typically remove properties from same-store properties when the development, redevelopment or expansion has or is expected to have a significant impact to the property's annualized base rent, occupancy and operating income within the calendar year. Acquired properties are classified to same-store properties once we have owned such properties for the entirety of comparable period(s) and the properties are not under significant development or expansion.

Below is a summary of our same-store composition for the three and nine months ended September 30, 2013 and 2012. For the three months ended September 30, 2013, one acquired property was classified into same-store properties, two properties with significant redevelopment activity were removed from same-store properties and one disposed property was removed from same-store properties when compared to the designations for the three months ended September 30, 2012. For the nine months ended September 30, 2013, four acquired properties were classified into same-store properties, one property with significant redevelopment activity was removed from same-store properties and one disposed property was removed from same-store properties when compared to the designations for the nine months ended September 30, 2012.

	Three Months Ended at September 30,		Nine Months Ended at September 30,
	2013	2012	2013	2012
Same-Store	19	21	18	16
Non-Same Store	4	2	5	7
Total Properties	23	23	23	23

Redevelopment Same-Store	21	21	20	16

Total Development Properties	5	5	5	5

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following: growth in our same-store portfolio, growth in our portfolio from property development and redevelopments and expansion of our portfolio through property acquisitions. Our properties are located in some of the nation's most dynamic, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon, Washington and Hawaii, which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities.

In the third quarter of 2013, we broke ground at our Lloyd District Portfolio redevelopment. We expect that the project will be LEED Certified and has been defined to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 605,000 square feet of office space. Construction of the project is expected to be complete in 2015, with a stabilization date in 2017. Projected costs of the development are approximately $192 million, of which approximately $14 million has been incurred to date.

Additionally, we continue our ongoing redevelopment efforts at Torrey Reserve Campus and are currently under construction to increase rentable office space by approximately 81,500 square feet, which we expect to stabilize in 2015. Projected costs of the redevelopment are approximately $34 million, of which approximately $18 million has been incurred to date. We expect to incur the remaining costs for this redevelopment project throughout 2013 and 2014.

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income increased approximately 0.7% and 2.6%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. Office redevelopment same-store net operating income increased approximately 2.0% and 0.3%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012.

We intend to opportunistically pursue the development of future phases of Lloyd District Portfolio and Torrey Reserve Campus based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our revolving credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of the current economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.

During the three months ended September 30, 2013, we signed 26 retail leases for a total of 59,433 square feet of retail space including 53,709 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental rate decrease of 1.2% on a cash basis and an increase of 4.5% on a straight-line basis. New retail leases for comparable spaces were signed for 5,790 square feet at an average rental rate decrease of 14.4% on a cash basis and 14.5% on a straight-line basis. Renewals for comparable retail spaces were signed for 47,919 square feet at an average rental rate increase of 1.0% on a cash basis and 7.7% on a straight-line basis. Tenant improvements and incentives were $54.20 and $0.42 per square foot of retail space for comparable new leases and comparable renewals, respectively, for the three months ended September 30, 2013. Tenant improvements and incentives increased for new leases relative to our historical experience primarily due to the new Starbucks lease at Rancho Carmel Plaza. We expect the amount of tenant improvements and incentives for comparable new leases to return to levels more in line with our historical experience through the remainder of 2013.

During the three months ended September 30, 2013, we signed 19 office leases for a total of 79,317 square feet of office space including 52,805 square feet of comparable space leases, at an average rental rate increase of 0.4% on a cash basis and average rental increase of 3.7% on a straight-line basis. New office leases for comparable spaces were signed for 14,930 square feet at an average rental rate increase of 10.7% on a cash basis and average rental rate increase of 12.8% on a straight-line basis. Renewals for comparable office spaces were signed for 37,875 square feet at an average rental rate decrease of 3.9% on a cash basis with no change on a straight-line basis. Tenant improvements and incentives were $9.00 and $7.36 per square foot of office space for comparable new leases and comparable renewals, respectively, for the three months ended September 30, 2013.

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and, in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement of a space as it relates to a specific lease, but may also include base building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2013 generally become effective over the following year, though some may not become effective until 2014 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2013, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $12.5 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $26.0 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively.

We capitalized external and internal costs related to other property improvements combined of $4.4 million and $13.9 million, for the three months ended September 30, 2013 and 2012, respectively. We capitalized external and internal costs related to other property improvements combined of $10.6 million and $24.0 million, for the nine months ended September 30, 2013 and 2012, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.03 million and $0.03 million for the three months ended September 30, 2013 and 2012, respectively. We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.10 million and $0.06 million for the nine months ended September 30, 2013 and 2012, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $0.6 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. We capitalized interest costs related to both development and redevelopment activities combined of $1.4 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012
The following summarizes our consolidated results of operations for the three months ended September 30, 2013 compared to our consolidated results of operations for the three months ended September 30, 2012. As of September 30, 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress. As of September 30, 2012, our operating portfolio was comprised of 22 properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel; we also owned land at five of our properties that we classified as held for development.

The following table sets forth selected data from our unaudited consolidated statements of income for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2013	2012
Revenues
Rental income	$62,405	$58,310	$4,095	7%
Other property income	2,913	2,455	458	19
Total property revenues	65,318	60,765	4,553	7
Expenses
Rental expenses	17,430	16,478	952	6
Real estate taxes	5,768	6,094	(326)	(5)
Total property expenses	23,198	22,572	626	3
Total property income	42,120	38,193	3,927	10
General and administrative	(4,031)	(3,894)	(137)	4
Depreciation and amortization	(16,648)	(16,094)	(554)	3
Interest expense	(14,764)	(14,247)	(517)	4
Other income (expense), net	(419)	8	(427)	(5,338)
Total other, net	(35,862)	(34,227)	(1,635)	5
Income from continuing operations	6,258	3,966	2,292	58
Discontinued operations
Results from discontinued operations	—	319	(319)	(100)
Net income	6,258	4,285	1,973	46
Net income attributable to restricted shares	(132)	(133)	1	(1)
Net income attributable to unitholders in the Operating Partnership	(1,903)	(1,335)	(568)	43
Net income attributable to American Assets Trust, Inc. stockholders	$4,223	$2,817	$1,406	50%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $4.6 million, or 7%, to $65.3 million for the three months ended September 30, 2013 compared to $60.8 million for the three months ended September 30, 2012. The percentage leased was as follows for each segment as of September 30, 2013 and 2012:

	Percentage Leased (1) September 30,
	2013	2012
Retail	95.6%	96.9%
Office	91.4%	93.7%	(2)
Multifamily	96.7%	96.2%
Mixed-Use (3)	97.9%	97.4%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2013 or September 30, 2012, as applicable.

(2)	Excludes 160 King Street, which was sold on December 4, 2012.

(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.1 million, or 7%, to $62.4 million for the three months ended September 30, 2013 compared to $58.3 million for the three months ended September 30, 2012. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$23,233	$23,312	$(79)	—%	$22,770	$23,302	$(532)	(2)%
Office	21,799	19,104	2,695	14	10,734	10,510	224	2
Multifamily	3,839	3,635	204	6	3,839	3,635	204	6
Mixed-Use	13,534	12,259	1,275	10	13,534	12,259	1,275	10
	$62,405	$58,310	$4,095	7%	$50,877	$49,706	$1,171	2%

(1)
For this table and tables following, the same-store portfolio excludes: City Center Bellevue acquired on August 21, 2012; Geary Marketplace acquired on December 19, 2012, Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue decreased $0.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was primarily related to a decrease in the average percentage leased for retail properties during the third quarter of 2013, mainly at Lomas Santa Fe Plaza, due to the expiration of the Ross Dress for Less lease on January 31, 2013. Additionally, the decrease is attributed to a decrease in cost reimbursements during the third quarter of 2013 mainly related to the decrease in real estate tax expense. For total retail rental revenue, these decreases were slightly offset by an increase in rental revenues of approximately $0.4 million related to Geary Marketplace, which we acquired on December 19, 2012.
Office rental revenue increased $2.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was due to the acquisition of City Center Bellevue on August 21, 2012, which contributed additional rental revenue of $2.7 million for the three months ended September 30, 2013. Same-store office rental revenue increased due to the expiration of above-market leases at The Landmark at One Market and an increase in average percentage leased at First & Main.
The increase in multifamily rental revenue was primarily due to an increase in average occupancy of 98.2% during the three months ended September 30, 2013 compared to 97.8% during the three months ended September 30, 2012.
The increase in mixed-use rental revenue was due to an increase in hotel revenues as a result of higher revenue per available room of $294 for the three months ended September 30, 2013 compared to $266 for the three months ended September 30, 2012.
Other property income. Other property income increased $0.5 million, or 19%, to $2.9 million for the three months ended September 30, 2013 compared to $2.5 million for the three months ended September 30, 2012. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$291	$382	$(91)	(24)%	$290	$382	$(92)	(24)%
Office	865	482	383	79	105	112	(7)	(6)
Multifamily	316	271	45	17	316	271	45	17
Mixed-Use	1,441	1,320	121	9	1,441	1,320	121	9
	$2,913	$2,455	$458	19%	$2,152	$2,085	$67	3%
Retail other property income decreased $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to lease termination fees paid by tenants at Lomas Santa Fe Plaza and Solana Beach Towne Centre during 2012.

Office other property income increased $0.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was due to the acquisition of City Center Bellevue on August 21, 2012, which had additional other property income of $0.2 million for the three months ended September 30, 2013.
Multifamily other property income increased $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in utility recoveries from residents, which was consistent with the increase in utility expenses at the multifamily properties during the third quarter of 2013.
The increase in mixed-use other property income was due to an increase in parking income, principally as a result of an increase in the overnight hotel guest parking rate from $30/day to $35/day effective January 2013, and an increase in sales of food and beverages and other services provided to hotel guests during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $0.6 million, or 3%, to $23.2 million for the three months ended September 30, 2013, compared to $22.6 million for the three months ended September 30, 2012. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.0 million, or 6%, to $17.4 million for the three months ended September 30, 2013, compared to $16.5 million for the three months ended September 30, 2012. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$3,604	$3,717	$(113)	(3)%	$3,580	$3,706	$(126)	(3)%
Office	4,603	4,016	587	15	2,230	2,092	138	7
Multifamily	1,116	1,065	51	5	1,116	1,065	51	5
Mixed-Use	8,107	7,680	427	6	8,107	7,680	427	6
	$17,430	$16,478	$952	6%	$15,033	$14,543	$490	3%
Retail rental expenses decreased $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a decrease in bad debt for a tenant at Alamo Quarry Market and parking lot maintenance expenses for Del Monte Center and Carmel Mountain Plaza during the third quarter of 2013, which was minimally offset by the acquisition of Geary Marketplace on December 19, 2012 and lease termination fees received at Lloyd District Portfolio.
Office rental expenses increased $0.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of the acquisition of City Center Bellevue on August 21, 2012, which had additional rental expenses of $0.6 million for the three months ended September 30, 2013
Multifamily rental expenses increased $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in utility expenses at the multifamily properties during the third quarter of 2013.
The increase in mixed-use rental expenses was due to an increase in management fees and excise taxes at both the hotel and retail portions of Waikiki Beach Walk during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Additionally, room, food and beverage expenses increased at the hotel portion of Waikiki Beach Walk during the third quarter of 2013 due to increased cost of supplies.

Real Estate Taxes. Real estate taxes decreased $0.3 million, or 5%, to $5.8 million for the three months ended September 30, 2013 compared to $6.1 million for the three months ended September 30, 2012. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$2,841	$3,111	$(270)	(9)%	$2,752	$3,087	$(335)	(11)%
Office	2,033	2,038	(5)	—	1,116	1,086	30	3
Multifamily	409	493	(84)	(17)	409	493	(84)	(17)
Mixed-Use	485	452	33	7	485	452	33	7
	$5,768	$6,094	$(326)	(5)%	$4,762	$5,118	$(356)	(7)%
Retail real estate taxes decreased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to the payment of additional real estate taxes for fiscal year 2011 during the third quarter of 2012 as a result of supplemental tax bills from the California taxing authority. Similar supplemental tax bills were not received during the three months ended September 30, 2013. This decrease was partially offset by additional taxes incurred at Geary Marketplace, which was acquired on December 19, 2012.
Multifamily real estate taxes decreased for the three months ended September 30, 2013 primarily due to the payment of additional real estate taxes for fiscal year 2011 during the third quarter of 2012 as a result of supplemental tax bills from the California taxing authority. Similar supplemental tax bills were not received during the three months ended September 30, 2013.
Property Operating Income
Property operating income increased $3.9 million, or 10%, to $42.1 million for the three months ended September 30, 2013, compared to $38.2 million for the three months ended September 30, 2012. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$17,079	$16,866	$213	1%	$16,728	$16,891	$(163)	(1)%
Office	16,028	13,532	2,496	18	7,493	7,444	49	1
Multifamily	2,630	2,348	282	12	2,630	2,348	282	12
Mixed-Use	6,383	5,447	936	17	6,383	5,447	936	17
	$42,120	$38,193	$3,927	10%	$33,234	$32,130	$1,104	3%
The increase in retail property operating income was primarily due to the acquisition of Geary Marketplace on December 19, 2012. The decrease in same-store retail property operating income was due to a decrease in the average percentage leased, less cost reimbursements during the three months ended September 30, 2013 and lease termination fees received during the three months ended September 30, 2012.
The increase in office property operating income was primarily due to the acquisition of City Center Bellevue on August 21, 2012.
The increase in multifamily property operating income was primarily due to higher occupancy for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is also attributed to payment of additional real estate taxes for fiscal year 2011 during the third quarter of 2012 as a result of supplemental tax bills from the California taxing authority.
The increase in mixed-use property operating income was primarily due to higher revenue per available room throughout the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other
Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 3%, to $16.6 million for the three months ended September 30, 2013, compared to $16.1 million for the three months ended September 30, 2012. This increase was primarily due to depreciation and amortization expense attributable to properties acquired subsequent to September 30, 2012.
Interest Expense. Interest expense increased $0.5 million, or 4%, to $14.8 million for the three months ended September 30, 2013, compared to $14.2 million for the three months ended September 30, 2012. This increase was primarily due to interest expense on the senior mortgage loan issued with respect to City Center Bellevue on October 10, 2012.
Other Income(Expense), Net. Other expense, net increased $0.4 million, or 5338%, to $0.4 million for the three months ended September 30, 2013, compared to other income, net of $0.1 million for the three months ended September 30, 2012, primarily due to an increase in income tax expense.
Discontinued Operations. Discontinued operations relates to our sale of 160 King Street on December 4, 2012.
Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012
The following summarizes our consolidated results of operations for the nine months ended September 30, 2013 compared to our consolidated results of operations for the nine months ended September 30, 2012.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2013	2012
Revenues
Rental income	$181,332	$165,058	$16,274	10%
Other property income	9,080	7,287	1,793	25
Total property revenues	190,412	172,345	18,067	10
Expenses
Rental expenses	50,402	46,802	3,600	8
Real estate taxes	16,044	17,078	(1,034)	(6)
Total property expenses	66,446	63,880	2,566	4
Total property income	123,966	108,465	15,501	14
General and administrative	(12,658)	(11,530)	(1,128)	10
Depreciation and amortization	(50,614)	(45,277)	(5,337)	12
Interest expense	(44,244)	(42,176)	(2,068)	5
Other income (expense), net	(763)	(355)	(408)	115
Total other, net	(108,279)	(99,338)	(8,941)	9
Income from continuing operations	15,687	9,127	6,560	72
Discontinued operations
Results from discontinued operations	—	653	(653)	(100)
Net income	15,687	9,780	5,907	60
Net income attributable to restricted shares	(397)	(396)	(1)	—
Net income attributable to unitholders in the Operating Partnership	(4,752)	(3,022)	(1,730)	57
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$10,538	$6,362	$4,176	66%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $18.1 million, or 10%, to $190.4 million for the nine months ended September 30, 2013 compared to $172.3 million for the nine months ended September 30, 2012. The percentage leased was as follows for each segment as of September 30, 2013 and 2012:

	Percentage Leased (1) September 30,
	2013	2012
Retail	95.6%	96.9%
Office	91.4%	93.7%	(2)
Multifamily	96.7%	96.2%
Mixed-Use (3)	97.9%	97.4%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2013 or September 30, 2012, as applicable.

(2)	Excludes 160 King Street, which was sold on December 4, 2012.

(3)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $16.3 million, or 10%, to $181.3 million for the nine months ended September 30, 2013 compared to $165.1 million for the nine months ended September 30, 2012. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$68,165	$66,831	$1,334	2%	$66,752	$66,792	$(40)	—%
Office	64,660	53,890	10,770	20	29,608	28,905	703	2
Multifamily	11,112	10,167	945	9	11,112	10,167	945	9
Mixed-Use	37,395	34,170	3,225	9	37,395	34,170	3,225	9
	$181,332	$165,058	$16,274	10%	$144,867	$140,034	$4,833	3%

(1)
For this table and tables following, the same-store portfolio excludes: One Beach Street acquired on January 24, 2012; City Center Bellevue acquired on August 21, 2012; Geary Marketplace acquired on December 19, 2012, Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Retail rental revenue increased $1.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was due to the acquisition of Geary Marketplace on December 19, 2012, which had rental revenue of $1.4 million for the nine months ended September 30, 2013. Same-store retail rental revenue minimally decreased for the nine months ended September 30, 2013 primarily as a result of a decrease in percentage leased, which was mainly due to the expiration of the Ross Dress for Less lease at Lomas Santa Fe Plaza on January 31, 2013.
Office rental revenue increased $10.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was due to the acquisition of City Center Bellevue on August 21, 2012, which had additional rental revenues of $11.3 million for the nine months ended September 30, 2013. Same-store office rental revenue increased $0.7 million for the nine months ended September 30, 2013 primarily due to the expiration of above-market leases at The Landmark at One Market and an increase in average percentage leased at First & Main.
The increase in multifamily rental revenue was primarily due to an increase in average occupancy of 95.7% during the nine months ended September 30, 2013 compared to 92.9% during the nine months ended September 30, 2012.
The increase in mixed-use rental revenue was primarily due to higher revenue per available room of $268 for the nine months ended September 30, 2013 and $239 for the nine months ended September 30, 2012.

Other property income. Other property income increased $1.8 million, or 25%, to $9.1 million for the nine months ended September 30, 2013, compared to $7.3 million for the nine months ended September 30, 2012. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$1,010	$1,006	$4	—%	$1,009	$1,004	$5	—%
Office	2,938	1,610	1,328	82	356	289	67	23
Multifamily	892	790	102	13	892	790	102	13
Mixed-Use	4,240	3,881	359	9	4,240	3,881	359	9
	$9,080	$7,287	$1,793	25%	$6,497	$5,964	$533	9%
The increase in office other property income was primarily caused by the acquisition of City Center Bellevue on August 21, 2012, which had additional other property income of $1.6 million, mainly related to parking revenue, for the nine months ended September 30, 2013. This increase was partially offset by capitalized incidental operations at Lloyd District Portfolio and Sorrento Pointe in connection with development activities.
Multifamily other property income increased $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in utility recoveries from residents, which was consistent with the increase in utility expenses at the multifamily properties during the third quarter of 2013.
The increase in mixed-use other property income was due to an increase in parking income, principally resulting from an increase in the overnight hotel guest parking rate from $30/day to $35/day effective January 2013, and an increase in sales of food and beverages and other services provided to hotel guests during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $2.6 million, or 4%, to $66.4 million for the nine months ended September 30, 2013, compared to $63.9 million for the nine months ended September 30, 2012. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $3.6 million, or 8%, to $50.4 million for the nine months ended September 30, 2013, compared to $46.8 million for the nine months ended September 30, 2012. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$10,092	$10,164	$(72)	(1)%	$9,861	$10,150	$(289)	(3)%
Office	13,599	11,536	2,063	18	5,909	5,627	282	5
Multifamily	3,170	3,089	81	3	3,170	3,089	81	3
Mixed-Use	23,541	22,013	1,528	7	23,541	22,013	1,528	7
	$50,402	$46,802	$3,600	8%	$42,481	$40,879	$1,602	4%
The decrease in same-store retail rental expenses was primarily due to expenses related to parking lot and landscaping repairs at Del Monte Center that were incurred during the nine months ended September 30, 2012. For total retail rental expenses, this decrease was partially offset by an increase in retail rental expenses due to the acquisition of Geary Marketplace on December 19, 2012, which had rental expenses of $0.2 million for the nine months ended September 30, 2013.
Office rental expenses increased $2.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which had additional rental expenses of $2.2 million for the nine months ended September 30, 2013. Same-store office rental expenses increased $0.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in building expenses for our sublease of the Annex at The Landmark at One Market.

Multifamily rental expenses increased $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in utility expenses at the multifamily properties during the period.
The increase in mixed-use rental expenses was due to an increase in advertising and management fees at both the hotel and retail portions of Waikiki Beach Walk during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Additionally, room and food and beverage expenses increased at the hotel portion of Waikiki Beach Walk during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to increased cost of supplies.
Real Estate Taxes. Real estate tax expense decreased $1.0 million, or 6%, to $16.0 million for the nine months ended September 30, 2013 compared to $17.1 million for the nine months ended September 30, 2012. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$7,384	$8,484	$(1,100)	(13)%	$7,124	$8,411	$(1,287)	(15)%
Office	6,057	5,894	163	3	3,134	3,169	(35)	(1)
Multifamily	1,213	1,348	(135)	(10)	1,213	1,348	(135)	(10)
Mixed-Use	1,390	1,352	38	3	1,390	1,352	38	3
	$16,044	$17,078	$(1,034)	(6)%	$12,861	$14,280	$(1,419)	(10)%
Retail real estate taxes decreased $1.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of lower property tax expense at Lomas Santa Fe Plaza and Alamo Quarry Market based on refunds received during 2013 and additional taxes paid during the nine months ended September 30, 2012 as a result of supplemental tax bills from the California taxing authority for fiscal year 2011. The decrease was partially offset by additional real estate tax accruals of $0.2 million at Geary Marketplace which was acquired on December 19, 2012.
Office real estate taxes increased $0.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which had additional real estate tax expenses of $0.6 million for the nine months ended September 30, 2013.
Multifamily real estate taxes decreased $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the payment of additional real estate taxes for fiscal year 2011 during 2012 as a result of supplemental tax bills from the California taxing authority. Similar supplemental tax bills were not received during the nine months ended September 30, 2013.
Property Operating Income
Property operating income increased $15.5 million, or 14%, to $124.0 million for the nine months ended September 30, 2013, compared to $108.5 million for the nine months ended September 30, 2012. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2013	2012			2013	2012
Retail	$51,699	$49,189	$2,510	5%	$50,776	$49,235	$1,541	3%
Office	47,942	38,070	9,872	26	20,921	20,398	523	3
Multifamily	7,621	6,520	1,101	17	7,621	6,520	1,101	17
Mixed-Use	16,704	14,686	2,018	14	16,704	14,686	2,018	14
	$123,966	$108,465	$15,501	14%	$96,022	$90,839	$5,183	6%
The increase in retail property operating income was primarily due to the acquisition of Geary Marketplace on December 19, 2012. Same-store retail property operating income increased primarily as a result of lower property tax expense at Lomas Santa Fe Plaza and Alamo Quarry Market based on refunds received during 2013 and additional taxes paid during the nine months ended September 30, 2012 as a result of supplemental tax bills from the California taxing authority for fiscal year 2011.

The increase in office property operating income was primarily caused by the acquisition of City Center Bellevue on August 21, 2012. The increase is also attributed to the expiration of above-market leases at The Landmark at One Market and an increase in average percentage leased at First & Main.
The increase in multifamily operating income was primarily caused by an increase in average occupancy during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
The increase in mixed-use property operating income was primarily due to higher revenue per available room throughout the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Other
General and Administrative. General and administrative expenses increased $1.1 million, or 10%, to $12.7 million for the nine months ended September 30, 2013, compared to $11.5 million for the nine months ended September 30, 2012. This increase was due primarily to an increase in personnel related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $5.3 million, or 12%, to $50.6 million for the nine months ended September 30, 2013, compared to $45.3 million for the nine months ended September 30, 2012. This increase was due primarily to depreciation and amortization expense attributable to properties acquired subsequent to September 30, 2012.
Interest Expense. Interest expense increased $2.1 million, or 5%, to $44.2 million for the nine months ended September 30, 2013 compared with $42.2 million for the nine months ended September 30, 2012. This increase was primarily due to interest expense on the mortgage loans issued with respect to One Beach Street on March 29, 2012 and City Center Bellevue on October 12, 2012.
Other Expense, Net. Other expense, net increased $0.4 million, or 115%, to $0.8 million for the nine months ended September 30, 2013, compared to other expense, net of $0.4 million for the nine months ended September 30, 2012, primarily due to an increase in income tax expense related to Alamo Quarry Market.
Discontinued Operations. Discontinued operations relates to 160 King Street, which was sold on December 4, 2012.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As of September 30, 2013, we held $65.7 million in cash and cash equivalents.
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
On May 6, 2013, we entered into an ATM equity program with four sales agents in which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. As of September 30, 2013, we issued 718,714 shares of common stock at a weighted average price per share of $35.09 for gross cash proceeds of $25.2 million. We intend to use the net proceeds to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2013, we had the capacity to issue up to an additional $124.8 million in shares of common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Our overall capital requirements for the remainder of 2013 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of the Lloyd District Portfolio. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2013 which is the result of an additional 81,500 square feet of office space at Torrey Reserve Campus with expected openings in 2014. Additionally, construction at Lloyd District Portfolio is ongoing and is expected to be complete in 2015, which will result in approximately 47,000 additional square feet of retail space and 657 multi-family units. Over the next two years, we expect to invest approximately $192 million related to the the Lloyd District Portfolio. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving credit facility. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued under our ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

Indebtedness Outstanding
The following table sets forth information as of September 30, 2013 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at September 30, 2013	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Alamo Quarry Market (1)(2)	$92,289	5.67%	$94,057	January 8, 2014	$91,717
Waikele Center (3)	140,700	5.15%	7,360	November 1, 2014	140,700
The Shops at Kalakaua (3)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (3)(4)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (3)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (3)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (3)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (3)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (3)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (3)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (5)	36,908	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (3)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (3)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (1)	21,450	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (1)	7,225	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (1)	11,516	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (1)	38,388	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (3)	111,000	3.98%	4,479	November 1, 2022	111,000
Total	1,054,930		$146,378		$1,043,956
Unamortized fair value adjustment	(10,813)
Total Secured Notes Payable Balance	$1,044,117

(1)	Principal payments based on a 30-year amortization schedule.

(2)	Loan was prepaid, without penalty or premium, on October 8, 2013 (Note 17).

(3)	Interest only.

(4)
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

Certain loans require us to comply with various financial covenants. As of September 30, 2013, we were in compliance with these financial covenants.

Credit Facility
On January 19, 2011, upon completion of our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, have provided commitments for a revolving credit facility allowing borrowings of up to $250 million. At September 30, 2013, our maximum allowable borrowing amount was $224.3 million. The credit facility also has an accordion feature that may allow us to increase the availability thereunder up to a maximum of $400 million, subject to meeting specified requirements and obtaining additional commitments from lenders. We expect to use the credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The amount available for us to borrow under the credit facility is subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties. On October 8, 2013, we prepaid, without penalty or premium, the outstanding mortgage encumbering Alamo Quarry Market with funds drawn against the credit facility (Note 17).

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
As of September 30, 2013, we were in compliance with all the credit facility financial covenants.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012
Cash and cash equivalents were $65.7 million and $34.9 million, at September 30, 2013 and 2012, respectively.
Net cash provided by operating activities increased $19.1 million to $74.5 million for the nine months ended September 30, 2013 compared to $55.4 million for the nine months ended September 30, 2012. The increase in cash from operations was primarily due to the acquisitions of City Center Bellevue during the third quarter of 2012 and Geary Marketplace during the fourth quarter of 2012.
Net cash used in investing activities decreased $219.8 million to $35.2 million for the nine months ended September 30, 2013 compared to $255.0 million for the nine months ended September 30, 2012. The decrease was primarily due to the acquisitions of City Center Bellevue during the third quarter of 2012, and was partially offset by the sale of marketable securities during the third quarter of 2012.
Net cash used in financing activities was $16.1 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $121.8 million for the nine months ended September 30, 2012. The increase of cash used in financing activities of $137.9 million was primarily due to proceeds received from our unsecured line of credit during the third quarter of 2012 which were used to the acquire City Center Bellevue. Our use of such proceeds for financing activities was partially offset by proceeds from the sale of our common stock during 2013.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2013 and 2012 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating income	$42,120	$38,193	$123,966	$108,465
General and administrative	(4,031)	(3,894)	(12,658)	(11,530)
Depreciation and amortization	(16,648)	(16,094)	(50,614)	(45,277)
Interest expense	(14,764)	(14,247)	(44,244)	(42,176)
Other income (expense), net	(419)	8	(763)	(355)
Income from continuing operations	6,258	3,966	15,687	9,127
Discontinued operations:
Results from discontinued operations	—	319	—	653
Net income	$6,258	$4,285	$15,687	$9,780
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

The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2013 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Funds from Operations (FFO)
Net income	$6,258	$15,687
Plus: Real estate depreciation and amortization	16,648	50,614
Funds from operations	22,906	66,301
Less: Nonforfeitable dividends on incentive restricted stock awards	(88)	(265)
FFO attributable to common stock and units	$22,818	$66,036
FFO per diluted share/unit	$0.39	$1.15
Weighted average number of common shares and units, diluted (1)	57,987,760	57,634,269

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of September 30, 2013, we do not hold any derivative financial instruments.
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
Fixed Interest Rate Debt
All of our outstanding debt obligations (maturing at various times through November 2022) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2013, we had $1,054.9 million of fixed rate debt outstanding with an estimated fair value of $1,090.2 million. If interest rates at September 30, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $28.8 million. If interest rates at September 30, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $33.8 million.
Variable Interest Rate Debt
At September 30, 2013, our only variable interest rate debt is our credit facility, which had no balance outstanding at September 30, 2013.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

101*
The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

November 8, 2013	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2013	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)