Form 10-K
period 2013-12-31
American Assets Trust, Inc.
filed 2014-02-21
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes     ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 28, 2013 was $1,058.0 million.
The number of Registrant’s common shares outstanding on February 21, 2014 was 40,387,804.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

AMERICAN ASSETS TRUST, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2013

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

•
limitations imposed on our business and our ability to satisfy complex rules in order for us to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes; and

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Hawaii, and Texas. As of December 31, 2013, our portfolio is comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2013, we owned land at five of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 69.0% of our Operating Partnership as of December 31, 2013. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Our “Predecessor” is not a legal entity but rather a combination of entities whose assets included entities owned and/or controlled by Ernest S. Rady and his affiliates, including the Rady Trust, which in turn owned (1) controlling interests in entities owning 17 properties and the property management business of American Assets, Inc. and (2) noncontrolling interests in entities owning four properties (the assets described at (1) and (2) are the “Acquired Assets,” and do not include our Predecessor's noncontrolling 25% ownership interest in Novato FF Venture, LLC, the entity that owns the Fireman's Fund Headquarters in Novato, California). The “Formation Transactions” included the acquisition by our Operating Partnership of the (a) Acquired Assets, (b) the entities that own Waikiki Beach Walk (a mixed-used property consisting of a retail portion and a hotel portion), or the Waikiki Beach Walk entities, and (c) the entities that own Solana Beach Towne Centre and Solana Beach Corporate Centre, or the Solana Beach Centre entities (including our Predecessor's ownership interest in these entities).
As noted above, since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. Our results of operations for the year ended December 31, 2011 reflect the results of operations and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities. Subsequent to our initial public offering, we acquired the following additional properties: First & Main, Lloyd District Portfolio, Solana Beach - Highway 101, One Beach Street, City Center Bellevue and Geary Marketplace. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center and in December 2012, we sold 160 King Street; and we have reclassified our financial statements for all periods prior to the sales to reflect Valencia Corporate Center and 160 King Street as discontinued operations.
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

Employees
At December 31, 2013, we had 116 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Tax Status
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that allows us to qualify and to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We believe that our organization and method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders (excluding any net capital gains).

Insurance
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all but one of our properties are subject to an increased risk of earthquakes. While we carry earthquake insurance on all of our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.
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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through an escrow funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board - Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio. However, the assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
Competition
We compete with a number of developers, owners and operators of retail, office, multifamily and mixed-use real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants' needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.
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
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2013, 2012 and 2011 is set forth in footnote 16 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2013, 2012 or 2011. salesforce.com at The Landmark at One Market accounted for approximately 15.9%, 13.3% and 15.1% of total office segment revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
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
At December 31, 2013, we had total debt outstanding of $1,055.3 million, excluding the unamortized fair value adjustment, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. We also have a revolving credit facility with a capacity of $250.0 million, of which $93.0 million was outstanding at December 31, 2013. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
As of December 31, 2013, the three largest tenants in our office portfolio - salesforce.com, the Autodesk, Inc. and Veterans Benefits Administration - represented approximately 26.4% of the total annualized base rent in our office portfolio. salesforce.com, inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
Our retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.
Our retail shopping center properties typically are anchored by large, nationally recognized tenants. At any time, our tenants may experience a downturn in their business that may weaken significantly their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants' leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.
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
For example, Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation, which leases retail space for a Kmart store at one of our properties with an aggregate of 119,590 leased square feet for an aggregate annualized base rent of $4.2 million as of December 31, 2013 announced in early 2012 that it would close approximately 80 stores during the year. While Sears Holdings Corporation has not closed the Kmart store at one of our properties, Kmart continued to have ongoing financial difficulties during 2013 and there is no guaranty that the Kmart store will not be closed in the future. The loss of Kmart as a tenant at our property could (1) decrease customer traffic for our other tenants at the property, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for the property.

As of December 31, 2013, our largest anchor tenants were Lowe's, Kmart and Foodland Super Market, which together represented approximately 15.8% of our total annualized base rent of our retail portfolio in the aggregate, and 6.2%, 6.0% and 3.6%, respectively, of the annualized base rent generated by our retail properties. Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Foodland Super Market, Ltd.'s lease expired in January 2014. There can be no assurances that we will be able to re-lease such premises at market rents, or at all, which may materially adversely affect our financial condition, results of operations, cash flow and cash available for distribution and our ability to satisfy our debt service obligations.
Many of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our performance or the value of the applicable retail property.
Many of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant's obligation to remain open, the amount of rent payable by the tenant or the tenant's obligation to continue occupancy on certain conditions, including: (1) the presence of a certain anchor tenant or tenants; (2) the continued operation of an anchor tenant's store; and (3) minimum occupancy levels at the applicable retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to a reduction of its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the applicable retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or tenants' rights to terminate their leases early or to a reduction of their rent, our performance or the value of the applicable retail property could be adversely affected.
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
As of December 31, 2013, leases representing 7.1% of the square footage and 10.1% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2014, and an additional 6.3% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply and deterioration in the multifamily market stemming from the recent recession, and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
If economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, we may need to obtain capital on less favorable terms than our current debt financings. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market's perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy, including the development and redevelopment of our assets, on satisfactory terms, or be unable to implement this strategy.
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
The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. For example, subsequent to December 31, 2013, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with our term loan of $100 million at approximately 3.08% (subject to adjustments based on our consolidated leverage ratio) through the maturity date of the loan and maturity date extension options. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.
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

•
the mortgages may be or become subordinated to mechanics' or materialmen's liens or property tax liens, in which case we would need to make payments to maintain the current status of a prior lien or discharge it in its entirety to protect such mortgage investment.

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
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.
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
We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below market renewal options in order to retain tenants when our tenants' leases expire. As a result, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flow and per share trading price of our common stock to be adversely affected.
To the extent adverse economic conditions continue in the real estate market and demand for retail, office, multifamily and mixed-use space remains low, we expect that, upon expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could cause an adverse effect to our financial condition, results of operations, cash flow and per share trading price of our common stock.
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

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell or refinance such assets.
In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership, which may result in stockholder dilution through the issuance of Operating Partnership units that may be exchanged for shares of our common stock . This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
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

•
increases in operating costs from inflation, labor costs (including the impact of unionization), workers' compensation and healthcare related costs, utility costs, insurance and other factors that the managers of our hospitality properties may not be able to offset through higher rates;

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
We must rely on third-party management companies to operate the Waikiki Beach Walk-Embassy Suites™ in order to maintain our qualification as a REIT under the Code, and, as a result, we will have less control than if we were operating the hotel directly.
In order to assist us in maintaining our qualification as a REIT, we have leased the Waikiki Beach Walk-Embassy Suites™ to WBW Hotel Lessee, LLC, our taxable REIT subsidiary, or TRS, lessee, and engaged a third party management company to operate our hotel. While we have some input into operating decisions for the hotel leased by our TRS lessee and operated under a management agreement, we have less control than if we managed the hotel ourselves. Even if we believe that our hotel is not being operated efficiently, we may not have sufficient rights under the management agreement to enable us to force the management company to change its method of operation. We cannot assure you that the management company will successfully manage our hotel. A failure by the management company to successfully manage the hotel could lead to an increase in our operating expenses or a decrease in our revenue, or both, which could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.
If our relationship with the franchisor of the Waikiki Beach Walk-Embassy Suites™ was to deteriorate or terminate, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
We cannot assure you that disputes between us and the franchisor of the Waikiki Beach Walk- Embassy Suites™ will not arise. If our relationship with the franchisor were to deteriorate as a result of disputes regarding the franchise agreement under which our hotel operates or for other reasons, the franchisor could, under certain circumstances, terminate our current license with them or decline to provide licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
Our franchisor, Embassy Suites™, could cause us to expend additional funds on upgraded operating standards, which may adversely affect our results of operations and reduce cash available for distribution to stockholders.
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $6.4 million based on operating performance through December 31, 2013. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
Embassy Suites™, our franchisor, has a right of first offer with respect to the Waikiki Beach Walk-Embassy Suites™, which may limit our ability to obtain the highest price possible for the hotel.
Pursuant to the terms of our franchise agreement for the Waikiki Beach Walk-Embassy Suites™, the franchisor has a right of first offer to purchase the hotel if we propose to sell all or a portion of the hotel or any interest therein. In the event that we choose to dispose of the hotel, we would be required to notify the franchisor, prior to offering the hotel to any other potential buyer, of the price and conditions on which we would be willing to sell the hotel, and the franchisor would have the right, within 30 days of receiving such notice, to make an offer to purchase the hotel. If the franchisor makes an offer to purchase that is equal to or greater than the price and on substantially the same terms set forth in our notice, then we will be obligated to sell the hotel to the franchisor at that price and on those terms. If the franchisor makes an offer to purchase for less than the price stated in our notice or on less favorable terms, then we may reject the franchisor's offer. The existence of this right of first offer could adversely impact our ability to obtain the highest possible price for the hotel as, during the term of the franchise agreement, we would not be able to offer the hotel to potential purchasers through a competitive bid process or in a similar manner designed to maximize the value obtained for the property without first offering to sell this property to the franchisor.
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
We may be subject to on-going litigation at our properties and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.
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
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition and disputes between us and our co-venturers.
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
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market's perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.
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
In addition, the Code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through an escrow funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board - Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio. However, the assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant's ability to make rental payments to us, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.

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
As of December 31, 2013, Mr. Rady and his affiliates owned approximately 9.5% of our outstanding common stock and 25.7% of our outstanding common units, which together represent an approximate 34.9% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr.

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
Additionally, the partnership agreement provides that we will not be liable to the Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our Operating Partnership must indemnify us, our directors and officers, officers of our Operating Partnership and our designees from and against any and all claims that relate to the operations of our Operating Partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our Operating Partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person's good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our Operating Partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person's right to indemnification under the partnership agreement) or if the person is found to be liable to our Operating Partnership on any portion of any claim in the action. No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the partnership agreement of our Operating Partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the Operating Partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.
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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2013, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 31.0% of our outstanding common units and approximately 15.5% of our outstanding common stock, which together represent an approximate 41.4% beneficial interest in our company on a fully diluted basis.
Our charter and bylaws, the partnership agreement of our Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.
Tax protection agreements could limit our ability to sell or otherwise dispose of certain properties, even though a sale or disposition may otherwise be in our stockholders' best interest.
In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our Operating Partnership, including Mr. Rady and his affiliates and an affiliate of Mr. Chamberlain, that provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, in a taxable transaction during the period from the closing of our initial public offering through the seventh anniversary of such closing, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. Notwithstanding the foregoing the Operating Partnership's indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. The tax protected properties represented 35.0% of our portfolio's annualized base rent as of December 31, 2013 and included total revenue for Waikiki Beach Walk-Embassy Suites™ for the 12 month period ended December 31, 2013. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders' best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
Our tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Our tax protection agreements provide that during the period from the closing of our initial public offering through the seventh anniversary of such closing, our Operating Partnership will offer certain holders of common units the opportunity to guarantee its debt, and following such period, our Operating Partnership will use commercially reasonable efforts to provide such prior investors with debt guarantee opportunities. We will be required to indemnify such holders for their tax liabilities resulting from our failure to make such opportunities available to them (and any tax liabilities incurred as a result of the indemnity payment). Notwithstanding the foregoing the Operating Partnership's indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. Subject to certain exceptions and limitations, such holders' rights to guarantee opportunities will terminate for any given holder that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We agreed to these provisions in order to assist certain prior investors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
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
We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our Operating Partnership to meet our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims of stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating

Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.
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
Our lease with our TRS lessee requires our TRS lessee to pay us rent based in part on revenues from the Waikiki Beach Walk-Embassy Suites™. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessee's ability to pay us rent due under the lease, including but not limited to the increases in:

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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
We believe that our Operating Partnership is treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership is not be subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our Operating Partnership's income. We cannot be assured, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Our ownership of taxable REIT subsidiaries will be limited, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm's length terms.
We own an interest in one taxable REIT subsidiary, our TRS lessee, and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's length basis.
A REIT's ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of a REIT's total assets may be represented by securities (including securities of one or more taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our taxable REIT subsidiaries and other nonqualifying assets will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our taxable REIT subsidiaries to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

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
To maintain our REIT status, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year, including net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

We may in the future choose to make dividends payable partly in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

To maintain our REIT status, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains.  In order to preserve cash to repay debt or for other reasons, we may choose to satisfy the REIT distribution requirements by distributing taxable dividends that are payable partly in our stock and partly in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may have an adverse effect on the per share trading price of our common stock.
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
A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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
Our Portfolio
As of December 31, 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2013, we owned land at five of our properties that we classified as held for development and construction in progress.

Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	96.2%	$3,349,500	$44.58
Carmel Mountain Plaza(1)	San Diego, CA	1994	13	520,228	99.5	10,493,136	20.27
South Bay Marketplace(1)	San Diego, CA	1997	9	132,877	100.0	2,220,869	16.71
Rancho Carmel Plaza	San Diego, CA	1993	3	30,421	73.9	678,318	30.17
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	82.4	4,666,029	27.02
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	98.7	5,566,794	22.86
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	675,678	99.7	9,240,799	13.72
Geary Marketplace	Walnut Creek, CA	2012	3	35,156	100.0	1,167,310	33.20
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,585,276	135.83
Waikele Center	Waipahu, HI	1993/2008	9	537,728	98.8	17,813,655	33.53
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	589,501	94.8	12,999,725	23.26
Subtotal / Weighted Average Retail Portfolio			102	3,067,657	97.0%	$69,781,411	$23.45

OFFICE PROPERTIES
Torrey Reserve	San Diego, CA	1996-2000	10	476,020	92.1%	$15,434,441	$35.21
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,165	89.2	6,190,185	32.71
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	421,934	100.0	19,238,802	45.60
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	84.2	2,607,201	31.72
First & Main	Portland, OR	2010	1	360,813	82.4	9,058,170	30.47
Lloyd District Portfolio	Portland, OR	1940-2011	6	581,208	83.0	10,869,327	22.53
City Center Bellevue	Bellevue, WA	1987	1	495,038	93.6	14,969,964	32.31
Subtotal / Weighted Average Office Portfolio			24	2,644,792	89.8%	$78,368,090	$33.00
Total / Weighted Average Retail and Office Portfolio			126	5,712,449	93.7%	$148,149,501	$27.68
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (3)	Honolulu, HI	2006	3	96,707	97.8%	$10,235,236	$108.22

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008	2	369	87.2%	$299.24	$260.88
Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	98.4%	$10,439,364	$1,613
Imperial Beach Gardens	Imperial Beach, CA	1959/2008-present	26	160	97.5	2,692,248	1,438
Mariner’s Point	Imperial Beach, CA	1986	8	88	100.0	1,203,624	1,140
Santa Fe Park RV Resort (4)	San Diego, CA	1971/2007-2008	1	126	84.0	828,720	652
Total / Weighted Average Multifamily			115	922	96.4%	$15,163,956	$1,422

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	6	127,112	$1,081,452
South Bay Marketplace	1	2,824	$91,320
Del Monte Center	2	295,100	$201,291
Alamo Quarry Market	4	31,994	$470,075

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

In the tables above:

•
The net rentable square feet for each of our retail properties and the retail portion of our mixed-use property is the sum of (1) the square footages of existing leases, plus (2) for available space, the field-verified square footage. The net rentable square feet for each of our office properties is the sum of (1) the square footages of existing leases, plus (2) for available space, management's estimate of net rentable square feet based, in part, on past leases. The net rentable square feet included in such office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 1996 measurement guidelines. Net rentable square footage may be adjusted from the prior period to reflect re-measurement of leased space at the properties.

•
Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2013, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2013. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2013, divided by total units available, expressed as a percentage.

•
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2013, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2013. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2013 for our retail and office portfolio equaled approximately $2.7 million for the year ended December 31, 2013. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2013. Total abatements for leases in effect as of December 31, 2013 for our multifamily portfolio were immaterial for the year ended December 31, 2013.

•	Units represent the total number of units available for sale/rent at December 31, 2013.

•
Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2013, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2013, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2013 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units for the 12-month period ended December 31, 2013.
Tenant Diversification
At December 31, 2013, our operating portfolio had approximately 753 leases with office and retail tenants, of which seven expired on December 31, 2013 and 26 had not yet commenced. Our residential properties had approximately 783 leases with residential tenants at December 31, 2013, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 65 leases with retailers. No one tenant or affiliated group of tenants accounted for more than 7.9% of our annualized base rent as of December 31, 2013 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2013.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One Market	6/30/2019 4/30/2020 5/31/2021	254,118	4.4%	$12,461,668	7.9%
Autodesk, Inc.	The Landmark at One Market	12/31/2015 12/31/2017	114,664	2.0	5,274,941	3.3
Lowe's	Waikele Center	5/31/2018	155,000	2.7	4,307,153	2.7
Kmart	Waikele Center	6/30/2018	119,590	2.1	4,185,650	2.6
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.6	3,006,453	1.9
Foodland Super Market (2)	Waikele Center	1/25/2014	50,000	0.9	2,528,220	1.6
Insurance Company of the West	Torrey Reserve Campus	12/31/2016	81,040	1.4	2,523,121	1.6
Treasury Call Center (3)	First & Main	8/31/2020	63,648	1.1	2,184,302	1.4
Caradigm USA LLC	City Center Bellevue	8/14/2017	68,956	1.2	2,166,598	1.4
Sports Authority	Waikele Center, Carmel Mountain Plaza	7/18/2018 11/30/2018	90,722	1.6	2,133,950	1.3
Quiksilver	Waikiki Beach Walk	12/31/2015	8,365	0.1	2,044,531	1.3
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.2	1,990,316	1.3
HDR Engineering	City Center Bellevue	12/31/2017	56,024	1.0	1,932,828	1.2
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2019 3/31/2025 9/30/2032	71,431	1.2	1,789,248	1.1
Alliant International University	One Beach Street	10/31/2019	64,161	1.1	1,786,072	1.1
Portland Energy Conservation (4)	First & Main	1/31/2021	73,422	1.3	1,635,827	1.0
Integra Telecom Holdings	Lloyd District Portfolio	1/31/2014 5/31/2014 11/30/2014	67,959	1.2	1,520,766	1.0
California Bank & Trust	Torrey Reserve Campus	2/28/2024	45,505	0.8	1,445,920	0.9
McDermott Will & Emery (5)	Torrey Reserve Campus	11/30/2014	25,044	0.4	1,409,885	0.9
Inome, Inc.	City Center Bellevue	7/31/2017	37,276	0.6	1,397,850	0.9
Old Navy	South Bay Marketplace, Waikele Center, Alamo Quarry Market	4/30/2016 7/31/2016 9/30/2017	59,780	1.0	*	*
Vons	Lomas Santa Fe Plaza	12/31/2017	49,895	0.9	1,216,700	0.8
Officemax	Alamo Quarry Market, Waikele Center	9/30/2017 1/31/2019	47,962	0.8	1,176,511	0.7
Marshalls	Solana Beach Towne Centre, Carmel Mountain Plaza	1/31/2015 1/31/2019	68,055	1.2	1,175,170	0.7
Drug Enforcement Administration (6)	First & Main	8/31/2025	31,376	0.5	1,170,062	0.7
TOTAL			1,866,612	32.3%	$62,463,742	39.3%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2013 for the applicable lease(s) by (ii) 12.

(2)
Foodland Super Market, Ltd. has ceased all operations in its leased premises and has subleased the premises to International Church of the Foursquare Gospel. Foodland Super Market, Ltd.'s lease expired in January 2014.

(3)	The earliest option termination date under this lease is September 1, 2017.

(4)	The earliest option termination date under this lease is February 1, 2016.

(5)
McDermott Will & Emery has vacated this space in conjunction with its relocation to a new office building, and they have subleased a portion of this space. We will continue to collect rent from McDermott Will & Emery regardless of whether the remaining space is subleased. McDermott Will & Emery exercised their early termination option and its lease will expire on November 30, 2014.

(6)	The earliest option termination date under this lease is August 31, 2020.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2013. Our four multifamily properties are excluded from the table below and are all located in Southern California. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	8	1,906,108	32.8%
Northern California	4	1,230,382	21.2
Oregon	2	942,021	16.2
Washington	1	495,038	8.5
Texas	1	589,501	10.1
Hawaii (2)	3	646,106	11.1
Total	19	5,809,156	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.

(2)	Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2013 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	11	$69,549	42.1%
Office	7	63,839	38.7
Mixed-Use	1	10,208	6.2
Multifamily	4	21,475	13.0
Total	23	$165,071	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2013, plus available space, for each of the ten calendar years beginning January 1, 2014 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from seven leases that terminated on December 31, 2013. In 2014, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

The lease expirations for our multifamily portfolio and the hotel portion of our mixed-use portfolio are excluded from this table because multifamily unit leases generally have lease terms ranging from seven to 15 months, with a majority having 12-month lease terms, and because rooms in the hotel are rented on a nightly basis. The information set forth in the table assumes that tenants do not exercise any renewal options.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	364,534	6.3%	$—	—%	$—
Month to Month	60,025	1.0	840,955	0.5	14.01
2014	410,721	7.1	15,957,414	10.1	38.85
2015	517,122	8.9	17,681,403	11.2	34.19
2016	487,249	8.4	16,916,426	10.7	34.72
2017	719,068	12.4	23,051,368	14.6	32.06
2018	1,286,569	22.1	28,755,691	18.2	22.35
2019	556,972	9.6	17,312,357	10.9	31.08
2020	419,174	7.2	12,866,014	8.1	30.69
2021	255,418	4.4	9,445,573	6.0	36.98
2022	169,696	2.9	5,632,627	3.6	33.19
2023	153,451	2.6	3,989,346	2.5	26.00
Thereafter	235,357	4.1	5,935,563	3.7	25.22
Signed Leases Not Commenced	173,800	3.0	—	—	—
Total:	5,809,156	100.0%	$158,384,737	100.0%	$27.26

(1)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2013 for the leases expiring during the applicable period, by 12.

(2)	Annualized base rent per leased square foot is calculated by dividing annualized base rent for leases expiring during the applicable period by square footage under such expiring leases.

ITEM 3.	LEGAL PROCEEDINGS
We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We may be subject to on-going litigation and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for our common stock. On February 18, 2014, the reported close sale price per share was $33.44. The following table sets forth, for the periods indicated, the high and low close prices in dollars on the NYSE for our common stock and the dividends we declared per share.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter 2012	$19.92	$23.11	$0.21
Second Quarter 2012	$22.16	$24.25	$0.21
Third Quarter 2012	$24.63	$28.00	$0.21
Fourth Quarter 2012	$26.03	$28.41	$0.21
First Quarter 2013	$28.00	$32.64	$0.21
Second Quarter 2013	$29.28	$35.59	$0.21
Third Quarter 2013	$28.99	$33.99	$0.21
Fourth Quarter 2013	$30.75	$33.99	$0.22
On February 18, 2014, we had 28 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

Recent Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2013.
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

 The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on January 13, 2011 and ending on December 31, 2013. The graph assumes a $100 investment in each of the indices on January 13, 2011 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth summary selected financial and operating data on a historical combined basis for our Predecessor prior to our initial public offering and American Assets Trust, Inc. following our initial public offering. Our Predecessor was comprised of certain entities and their consolidated subsidiaries that, prior to the completion of the Formation Transactions, owned directly or indirectly 17 retail, office and multifamily properties, and unconsolidated equity interests in four retail, mixed-use and office properties. We refer to these entities and their subsidiaries as the “ownership entities.” Prior to the completion of the Formation Transactions, each of the ownership entities owned, directly or indirectly, one or more retail, office, mixed-use or multifamily property. Upon completion of our initial public offering and the Formation Transactions, we acquired the 17 retail, office and multifamily properties owned directly or indirectly by our Predecessor, as well our Predecessor's unconsolidated equity interests in three other retail, office and mixed-use properties, and assumed the ownership and operation of its business. As a result of the completion of the Formation Transactions we acquired direct or indirect ownership of a total of 20 retail, office, mixed-use and multifamily properties. Subsequently, we sold two office properties and acquired four other office properties and one retail property.
You should read the following summary selected financial data in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The following data is in thousands, except per share and share data.

	American Assets Trust, Inc.			Predecessor
	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenue:
Rental income	$242,757	$225,249	$194,168	$115,165	$102,831
Other property income	12,300	10,217	8,617	2,583	4,615
Total revenues	255,057	235,466	202,785	117,748	107,446
Expenses:
Rental expenses	68,608	64,089	58,133	20,520	17,900
Real estate taxes	21,378	22,025	18,746	11,688	7,158
General and administrative	17,195	15,593	13,627	8,699	6,950
Depreciation and amortization	66,775	61,853	55,936	34,419	26,365
Total operating expenses	173,956	163,560	146,442	75,326	58,373
Operating income	81,101	71,906	56,343	42,422	49,073
Interest expense	(58,020)	(57,328)	(54,580)	(43,251)	(39,818)
Early extinguishment of debt	—	—	(25,867)	—	—
Loan transfer and consent fees	—	—	(8,808)	—	—
Gain on acquisition	—	—	46,371	4,297	—
Other income (expense), net	(487)	(629)	212	(1,846)	(4,707)
Income from continuing operations	22,594	13,949	13,671	1,622	4,548
Discontinued operations:
Income from discontinued operations	—	932	1,672	552	691
Gain on sale of real estate property	—	36,720	3,981	—	—
Results from discontinued operations	—	37,652	5,653	552	691
Net income	22,594	51,601	19,324	2,174	5,239
Net income attributable to restricted shares	(536)	(529)	(482)	—	—
Net loss attributable to Predecessor's noncontrolling interests in consolidated real estate entities	—	—	2,458	2,205	1,205
Net income attributable to Predecessor's controlled owners' equity	—	—	(16,995)	(4,379)	(6,444)
Net income attributable to unitholders in the Operating Partnership	(6,838)	(16,133)	(1,388)	—	—
Net income attributable to American Assets Trust, Inc. stockholders	$15,220	$34,939	$2,917	$—	$—
Income from continuing operations attributable to common stockholders per share
Basic earnings (loss) per share	$0.38	$0.24	$(0.02)
Diluted earnings (loss) per share	$0.38	$0.24	$(0.02)
Net income attributable to common stockholders per share
Basic earnings per share	$0.38	$0.90	$0.08
Diluted earnings per share	$0.38	$0.90	$0.08
Weighted average shares of common stock outstanding - basic	39,539,457	38,736,113	36,748,806
Weighted average shares of common stock outstanding - diluted	57,515,810	57,053,909	54,219,807
Dividends declared per share	$0.85	$0.84	$0.80

	American Assets Trust, Inc.			Predecessor
	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Net real estate	$1,676,836	$1,668,182	$1,403,946	$867,316	$696,679
Total assets	1,832,443	1,827,587	1,709,281	1,117,357	938,991
Notes payable	1,045,174	1,044,682	912,067	830,468	677,797
Total liabilities	1,145,865	1,141,858	1,029,553	962,236	768,028
Stockholders' equity and owner's equity	648,511	638,361	626,031	121,874	133,173
Noncontrolling interests	38,067	47,368	53,697	33,247	37,790
Total equity	686,578	685,729	679,728	155,121	170,963
Total liabilities and equity	1,832,443	1,827,587	1,709,281	1,117,357	938,991

Other Data:
Funds from operations (FFO) (1)	$89,369	$77,892	$74,574	$55,120	$51,840
FFO attributable to common stock and units	89,012	77,538	57,285	—	—

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

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$22,594	$51,601	$19,324	$2,174	$5,239
Plus: Real estate depreciation and amortization (including discontinued operations)	66,775	63,011	58,543	37,642	29,858
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	—	—	688	15,304	16,743
Less: Gain on sale of real estate	—	(36,720)	(3,981)	—	—
Funds from operations, as defined by NAREIT	89,369	77,892	74,574	55,120	51,840
Less: FFO attributable to Predecessor's controlled and noncontrolled owners' equity	—	—	(16,973)	(55,120)	(51,840)
Less: Nonforfeitable dividends on restricted stock awards	(357)	(354)	(316)	—	—
FFO attributable to common stock and units	$89,012	$77,538	$57,285	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the audited historical consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report. As used in this section, unless the context otherwise requires, “we,” “us,” “our,” and “our company” mean American Assets Trust, Inc., a Maryland corporation and its consolidated subsidiaries. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” or elsewhere in this document. See “Item 1A. Risk Factors” and “Forward-Looking Statements.”
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2013, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2013, we owned land at five of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor on January 19, 2011. After the completion of our initial public offering and the Formation Transactions on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 69.0% of our Operating Partnership as of December 31, 2013. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following: growth in our same-store portfolio, growth in our portfolio from property development and redevelopments and expansion of our portfolio through property acquisitions. Our properties are located in some of the nation's most dynamic, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon, Washington and Hawaii, which we believe allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities.

In the third quarter of 2013, we broke ground at our Lloyd District Portfolio redevelopment project. We expect that the project will be LEED Certified and has been defined to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 581,000 square feet of office space. Construction of the project is expected to be complete in 2015, with an anticipated stabilization date in 2017. Projected costs of the development are approximately $192 million, of which approximately $31 million has been incurred to date. We expect to incur the remaining costs for the redevelopment of our Lloyd District Portfolio in 2014 and 2015.

Additionally, we continue our ongoing redevelopment efforts at Torrey Reserve Campus and are currently under construction to increase rentable office space by approximately 81,500 square feet, which we expect to stabilize in 2015. Projected costs of the redevelopment are approximately $34 million, of which approximately $20 million has been incurred to date. We expect to incur the remaining costs for this redevelopment project in 2014.

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
While there is judgment surrounding changes in designations, we typically reclassify significant development, redevelopment or expansion properties to same-store properties once they are stabilized. Properties are deemed stabilized typically at the earlier of (i) reaching 90% occupancy or (ii) four quarters following a property's inclusion in operating real estate. We typically remove properties from same-store properties when the development, redevelopment or expansion has or is expected to have a significant impact on the property's annualized base rent, occupancy and operating income within the calendar year. Acquired properties are classified to same-store properties once we have owned such properties for the entirety of comparable period(s) and the properties are not under significant development or expansion.

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income decreased approximately 0.9% and increased 1.2%, respectively, for the three months and year ended December 31, 2013 compared to the same periods in 2012. Office redevelopment same-store net operating income decreased approximately 1.7% and 0.6%, respectively, for the three months and year ended December 31, 2013 compared to the same periods in 2012.

Below is a summary of our same-store composition for the years ended December 31, 2013, 2012 and 2011. For the year ended December 31, 2013, four acquired properties were classified into same-store properties and one property with significant redevelopment activity was removed from same-store properties when compared to the designations for the year ended December 31, 2012. Same-store properties for the year ended December 31, 2012 were consistent with same-store property designations for the year ended December 31, 2011.

	December 31,
	2013	2012	2011
Same-Store	18	15	15
Non-Same Store	5	8	6
Total Properties	23	23	21

Redevelopment Same-Store	20	N/A	N/A

Total Development Properties	5	5	5

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Retail Leases. Our retail portfolio included eleven properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2013. As of December 31, 2013, these properties were 97.0% leased. For the year ended December 31, 2013, the retail segment contributed 36.6%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.
During the year ended December 31, 2013, we signed 77 retail leases for 285,184 square feet with an average rent of $30.72 per square foot during the initial year of the lease term. Of the leases, 59 represent comparable leases where there was a prior tenant, with an increase of 1.9% in cash basis rent and an increase of 8.1% in straight-line rent compared to the prior leases.
Office Leases. Our office portfolio included seven properties with a total of approximately 2.6 million rentable square feet available for lease as of December 31, 2013. As of December 31, 2013, these properties were 89.8% leased. For the year ended December 31, 2013, the office segment contributed 35.5% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2013, we signed 77 office leases for 459,290 square feet with an average rent of $30.63 per square foot during the initial year of the lease term. Of the leases, 53 represent comparable leases where there was a prior tenant, with an increase of 0.1% in cash basis rent and an increase of 10.8% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included three apartment properties, as well as an RV resort, with a total of 922 units (including 122 RV spaces) available for lease as of December 31, 2013. As of December 31, 2013, these properties were 96.4% leased. For the year ended December 31, 2013, the multifamily segment contributed 6.3% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2013 was $1,422 compared to $1,399 at December 31, 2012.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2013, the retail portion of the property was 97.8% leased, and for the year ended December 31, 2013, the hotel had an average occupancy of 87.2%. For the year ended December 31, 2013, the mixed-use segment contributed 21.5%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the three months ended December 31, 2013, we signed 21 retail leases for a total of 128,422 square feet of retail space including 79,122 square feet of comparable space leases (leases for which there was a prior tenant) at no change in rental rates on a cash basis and an increase of 6.4% on a straight-line basis. New retail leases for comparable spaces were signed for 12,377 square feet at an average rental rate increase of 32.1% on a cash basis and 36.3% on a straight-line basis. Renewals for comparable retail spaces were signed for 66,745 square feet at an average rental rate decrease of 10.7% on a cash basis and decrease of 4.4% on a straight-line basis. Tenant improvements and incentives were $19.40 per square foot of retail space for comparable new leases for the three months ended December 31, 2013.

During the three months ended December 31, 2013, we signed 23 office leases for a total of 198,307 square feet of office space including 163,157 square feet of comparable space leases, at an average rental rate decrease of 0.4% on a cash basis and average rental increase of 12.3% on a straight-line basis. New office leases for comparable spaces were signed for 68,796 square feet at an average rental rate decrease of 6.4% on a cash basis and average rental rate increase of 12.3% on a straight-line basis. Renewals for comparable office spaces were signed for 94,361 square feet at an average rental rate increase of 3.5% on a cash basis and increase of 12.3% on a straight-line basis. Tenant improvements and incentives were $28.80 and $7.55 per square foot of office space for comparable new leases and comparable renewals, respectively, for the three months ended December 31, 2013.

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

The leases signed in 2013 generally become effective over the following year, though some may not become effective until 2015. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2014, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in the section above entitled “Item 1A. Risk Factors.” Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

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
Revenue Recognition and Accounts Receivable
Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed rent escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management's assessment of credit, collection and other business risks. In instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when the rooms are occupied and services have been provided.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant's ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and corresponding bad debt expense and net income.

Additionally, our assessment of our tenants' abilities to meet their contractual lease obligations includes consideration of the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants and the extent of security deposits and letters of credits held with respect to tenants.

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
Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the noncancelable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenant's long term business prospects, and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew.  Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations.  These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land, there would be no depreciation with respect to such amount.  If we were to allocate more value to the buildings, as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.
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

Capitalized Costs

Certain external and internal costs directly related to the development and redevelopment of real estate, including pre-construction costs, real estate taxes, insurance, interest, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalize costs under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. We consider a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but not later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with any remaining portion under construction.

We capitalized external and internal costs related to both development and redevelopment activities combined of $43.2 million and $13.8 million for the years ended December 31, 2013 and 2012, respectively.

We capitalized external and internal costs related to other property improvements combined of $17.5 million and $27.0 million for the years ended December 31, 2013 and 2012, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.1 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $2.1 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.

Segment capital expenditures for the years ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	Year Ended December 31, 2013

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Retail Portfolio	$2,987	$1,717	$4,704	$18	$127	$4,849
Office Portfolio	8,488	4,435	12,923	13,698	654	27,275
Multifamily Portfolio	—	787	787	—	23,854	24,641
Mixed-Use Portfolio	109	1,833	1,942	—	—	1,942
Total	$11,584	$8,772	$20,356	$13,716	$24,635	$58,707

	Year Ended December 31, 2012

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Retail Portfolio	$10,114	$1,962	$12,076	$1,905	$230	$14,211
Office Portfolio	13,882	3,249	17,131	1,993	3,012	22,136
Multifamily Portfolio	—	964	964	—	—	964
Mixed-Use Portfolio	36	691	727	—	—	727
Total	$24,032	$6,866	$30,898	$3,898	$3,242	$38,038

The decrease in tenant improvements and leasing commissions in our retail portfolio for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily related to new leases entered into during the year ended 2012 with large tenants located at Carmel Mountain Plaza, Del Monte Center, Waikele Center and Alamo Quarry Market. The decrease in tenant improvements and leasing commissions in our office portfolio was primarily related to completion of significant tenant improvements during the year ended December 31, 2012 at The Landmark at One Market.
The increase in maintenance capital expenditures in our office portfolio was primarily related to building remodeling and renovations at Torrey Reserve Campus, City Center Bellevue and Lloyd District Portfolio. The increase in maintenance capital expenditures in our mixed-use portfolio was related to scheduled hotel room renovations at the hotel.
Redevelopment and expansion expenditures in our retail portfolio for the year ended December 31, 2012 reflect costs incurred in the development of Carmel Mountain Plaza. Redevelopment and expansion expenditures in our office portfolio for both the years ended December 31, 2013 and 2012 reflect costs incurred in the development of Torrey Reserve Campus.
The increase in new development costs for the multifamily portfolio for the year ended December 31, 2013 is related to our redevelopment of the Lloyd District Portfolio to include multifamily units and retail leasing space, which began construction during the third quarter of 2013.

Our capital expenditures during 2014 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect to incur higher amounts in 2014 compared to those incurred in 2013. We anticipate an increase in tenant improvements and leasing commissions noting lease expirations of approximately 7.1% in our total portfolio, assuming tenants do not exercise their options to extend their leases. Additionally, we expect capital expenditures for redevelopment and new development will increase year-over-year as construction activity continues at Torrey Reserve Campus and Lloyd District Portfolio.
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
As of December 31, 2013 and 2012, none of our properties were impaired.
Income Taxes
We elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2011. To maintain our qualification as a REIT, we are required to distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, our taxable income generally would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders.
 We, together with one of our subsidiaries, have elected to treat such subsidiary as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary is subject to federal and state income taxes.

Interest Rate Hedging
We may use derivative instruments to manage exposure to variable interest rate risk. We may enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. Concurrent with the closing of the amended and restated credit facility on January 9, 2014, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. If and when we enter into derivative instruments, we ensure that such instruments qualify as cash flow hedges and would not enter into derivative instruments for speculative purposes.
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

Property Acquisitions and Dispositions
2013 Acquisitions and Dispositions
During 2013, there were no acquisitions or dispositions.
2012 Acquisitions
On January 24, 2012, we acquired One Beach Street, consisting of approximately 97,000 square feet in a three-story fully renovated historic office building located along the Embarcadero in San Francisco's North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million, which are included in other income (expense), net on the statement of operations.
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
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The following summarizes our consolidated results of operations for the year ended December 31, 2013 compared to our consolidated results of operations for the year ended December 31, 2012. As of December 31, 2013 and 2012, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2013 and 2012, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013	2012	Change	%
Revenues
Rental income	$242,757	$225,249	$17,508	8%
Other property income	12,300	10,217	2,083	20
Total property revenues	255,057	235,466	19,591	8
Expenses
Rental expenses	68,608	64,089	4,519	7
Real estate taxes	21,378	22,025	(647)	(3)
Total property expenses	89,986	86,114	3,872	4
Total property income	165,071	149,352	15,719	11
General and administrative	(17,195)	(15,593)	(1,602)	10
Depreciation and amortization	(66,775)	(61,853)	(4,922)	8
Interest expense	(58,020)	(57,328)	(692)	1
Other (expense) income, net	(487)	(629)	142	(23)
Total other, net	(142,477)	(135,403)	(7,074)	5
Income from continuing operations	22,594	13,949	8,645	62
Discontinued operations
Income from discontinued operations	—	932	(932)	(100)
Gain on sale of real estate property	—	36,720	(36,720)	(100)
Results from discontinued operations	—	37,652	(37,652)	(100)
Net income	22,594	51,601	(29,007)	(56)
Net income attributable to restricted shares	(536)	(529)	(7)	1
Net income attributable to unitholders in the Operating Partnership	(6,838)	(16,133)	9,295	(58)
Net income attributable to American Assets Trust, Inc. stockholders	$15,220	$34,939	$(19,719)	(56)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $19.6 million, or 8%, to $255.1 million for the year ended December 31, 2013 compared to $235.5 million for the year ended December 31, 2012. The percentage leased was as follows for each segment as of December 31, 2013 and 2012:

	Percentage Leased (1) Year Ended December 31,
	2013		2012
Retail	97.0%		97.0%
Office	89.8%		93.3%
Multifamily	96.4%		94.7%
Mixed-Use	97.8%	(2)	95.5%	(2)

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2013 or December 31, 2012, as applicable.

(2)	Includes the retail portion of the mixed-use property only.
The increase in total property revenue was attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $17.5 million, or 8%, to $242.8 million for the year ended December 31, 2013 compared to $225.2 million for the year ended December 31, 2012. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2013	2012	Change	%	2013	2012	Change	%
Retail	$92,101	$90,475	$1,626	2%	$90,199	$90,386	$(187)	—%
Office	86,395	75,582	10,813	14	39,474	38,679	795	2
Multifamily	14,933	13,806	1,127	8	14,933	13,806	1,127	8
Mixed-Use	49,328	45,386	3,942	9	49,328	45,386	3,942	9
	$242,757	$225,249	$17,508	8%	$193,934	$188,257	$5,677	3%

(1)
For this table and tables following, the same-store portfolio excludes (i) One Beach Street acquired on January 24, 2012, City Center Bellevue acquired on August 21, 2012 and Geary Marketplace acquired on December 19, 2012, (ii) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and (iii) land held for development.

Retail rental revenue increased $1.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of Geary Marketplace on December 19, 2012, which contributed additional rental revenue of $1.8 million for the year ended December 31, 2013. This increase was offset by same-store retail rental revenue, which decreased $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a decrease in cost reimbursements related to the decrease in real estate tax expense for Lomas Santa Fe Plaza and Alamo Quarry Market. The decrease in same-store retail rental revenues was also attributed to the expiration of the Ross Dress for Less lease at Lomas Santa Fe Plaza on January 31, 2013.
Office rental revenue increased $10.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which contributed additional rental revenue of $11.4 million for the year ended December 31, 2013. The increase was also attributed to same-store office rental revenues, which increased $0.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the expiration of above-market leases at The Landmark at One Market. The increase in office rental revenue was partially offset by a decrease in rental revenues and cost reimbursements of approximately $1.2 million from Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the year.
Multifamily rental revenue increased $1.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the higher percentage leased and higher average base rent per leased unit for 2013 compared to 2012.
The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. Mixed-use rental revenue increased $3.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in average revenue per available room from $235 in 2012 to $261 in 2013, which was attributed to the increase in the average daily rate at the hotel from $264 in 2012 to $299 for 2013 . The increase in mixed-use rental revenue is also attributed to higher rental rates to retail tenants at our mixed-use property.
Other property income. Other property income increased $2.1 million, or 20%, to $12.3 million for the year ended December 31, 2013, compared to $10.2 million for the year ended December 31, 2012. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2013	2012	Change	%	2013	2012	Change	%
Retail	$1,348	$1,516	$(168)	(11)%	$1,347	$1,514	$(167)	(11)%
Office	4,132	2,519	1,613	64	519	391	128	33
Multifamily	1,192	1,046	146	14	1,192	1,046	146	14
Mixed-Use	5,628	5,136	492	10	5,628	5,136	492	10
	$12,300	$10,217	$2,083	20%	$8,686	$8,087	$599	7%

Retail other property income decreased $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants, a lease termination fee paid by a tenant at Solana Beach Towne Center and a lease amendment fee paid by a tenant at Rancho Carmel Plaza during 2012.
Office other property income increased $1.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which contributed additional other property income of $1.8 million for the year ended December 31, 2013. Office other property income also increased approximately $0.2 million due to an increase in lease termination fees during 2013. These increases were partially offset by capitalized incidental operations at Lloyd District Portfolio and Sorrento Pointe in connection with development activities of approximately $0.4 million. Same-store office other property income increased $0.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to an increase in parking revenue at First & Main and a lease termination fee received from a tenant at Solana Beach Corporate Center.
Multifamily other property income increased $0.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in utility recoveries from residents, resulting from increases in utility expenses and average percentage leased at our multifamily properties.
Mixed-use other property income increased $0.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in parking income, principally as a result of an increase occupancy at the hotel and an increase in the overnight hotel guest parking rate from $30/day to $35/day effective January 2013.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.9 million, or 4%, to $90.0 million for the year ended December 31, 2013, compared to $86.1 million for the year ended December 31, 2012. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $4.5 million, or 7%, to $68.6 million for the year ended December 31, 2013, compared to $64.1 million for the year ended December 31, 2012. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2013	2012	Change	%	2013	2012	Change	%
Retail	$14,194	$13,863	$331	2%	$13,860	$13,845	$15	—%
Office	18,468	16,407	2,061	13	7,917	7,595	322	4
Multifamily	4,339	4,159	180	4	4,339	4,159	180	4
Mixed-Use	31,607	29,660	1,947	7	31,607	29,660	1,947	7
	$68,608	$64,089	$4,519	7%	$57,723	$55,259	$2,464	4%
Retail rental expenses increased $0.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisition of Geary Marketplace on December 19, 2012, which contributed additional rental expenses of $0.3 million for the year ended December 31, 2013.
Office rental expenses increased $2.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which had rental expenses of of $2.3 million for the year ended December 31, 2013. The increase was also attribute to same-store office rental expenses, which increased $0.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to an increase in on-site personnel costs and increase in building expenses for our sublease of the Annex at the Landmark at One Market. The increase in office rental expenses was partially offset by a decrease in property management fees of approximately $0.5 million due to the fact that Langley Investment Properties, Inc. who managed and operated the Lloyd District Portfolio, stopped managing and operating the Lloyd District Portfolio in the first quarter of 2013.
Multifamily rental expenses increased $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in utility expenses at our multifamily properties during the period.

Mixed-use rental expenses increased $1.9 million or the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in advertising and management fees at both the hotel and retail portions of Waikiki Beach Walk. Additionally food and beverage expenses increased at the hotel portion of Waikiki Beach Walk during the year ended December 31, 2013 due to increased cost of supplies.
Real Estate Taxes. Real estate tax expense decreased $0.6 million, or 3%, to $21.4 million for the year ended December 31, 2013, compared to $22.0 million for the year ended December 31, 2012. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2013	2012	Change	%	2013	2012	Change	%
Retail	$9,706	$11,092	$(1,386)	(12)%	$9,375	$10,992	$(1,617)	(15)%
Office	8,220	7,373	847	11	4,260	3,986	274	7
Multifamily	1,578	1,755	(177)	(10)	1,578	1,755	(177)	(10)
Mixed-Use	1,874	1,805	69	4	1,874	1,805	69	4
	$21,378	$22,025	$(647)	(3)%	$17,087	$18,538	$(1,451)	(8)%
Retail real estate taxes decreased $1.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to lower property tax expense at same-store properties, mainly at Lomas Santa Fe Plaza and Alamo Quarry Market based on refunds received during 2013. The decrease was also related to additional taxes that were paid during 2012 as a result of supplemental tax bills from the California taxing authority for fiscal year 2011. These decreases were partially offset by the acquisition of Geary Marketplace on December 19, 2012, which contributed additional real estate tax expense of $0.3 million for the year ended December 31, 2013.
Office real estate taxes increased $0.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which contributed additional real estate taxes of $0.7 million for the year ended December 31, 2013. The increase was also related to higher assessments of our same-store office properties, which were partially offset by property tax exemptions to tenants at First & Main and One Beach Street. These increases were also partially offset by capitalization of property taxes at Sorrento Pointe, which development activity commenced during the third quarter of 2013.
Multifamily real estate taxes decreased $0.2 million or the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to refunds received at the multifamily properties for successful appeals of property value reductions and additional taxes for fiscal year 2011 that were paid during 2012 as a result of supplemental tax bills from the California taxing authority for fiscal year 2011.
Property Operating Income.
Property operating income increased $15.7 million, or 11%, to $165.1 million for the year ended December 31, 2013, compared to $149.4 million for the year ended December 31, 2012. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2013	2012	Change	%	2013	2012	Change	%
Retail	$69,549	$67,036	$2,513	4%	$68,311	$67,063	$1,248	2%
Office	63,839	54,321	9,518	18	27,816	27,489	327	1
Multifamily	10,208	8,938	1,270	14	10,208	8,938	1,270	14
Mixed-Use	21,475	19,057	2,418	13	21,475	19,057	2,418	13
	$165,071	$149,352	$15,719	11%	$127,810	$122,547	$5,263	4%
Retail property operating income increased $2.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of Geary Marketplace on December 19, 2012, which contributed additional retail property operating income of $1.2 million for the year ended December 31, 2013. The increase was also attributed to the decrease in property tax expense for same-store properties, mainly at Lomas Santa Fe Plaza and Alamo Quarry Market.
Office property operating income increased $9.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which contributed additional office operating income of $10.2 million for the year ended December 31, 2013. This increase was partially offset by a decrease in office operating income from Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the quarter. On a same-store basis, office property operating income increased $0.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the expiration of above-market leases at The Landmark at One Market. The increase was minimally offset by increases in rental expenses and real estate tax assessments for same-store properties.
Multifamily property operating income increased $1.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increases in the percentage leased and average base rent per leased unit for 2013 compared to 2012. The increase was also attributed to a decrease in real estate taxes during year ended December 31, 2013.
Mixed-use property operating income increased $2.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in the average revenue per available room from $235 for 2012 to $261 for 2013, which was partially offset by an increase in rental expenses for the hotel.
Other
General and administrative. General and administrative expenses increased $1.6 million, or 10%, to $17.2 million for the year ended December 31, 2013, compared to $15.6 million for the year ended December 31, 2012. This increase was primarily due to higher personnel costs, including higher incentive compensation expense associated with the Company's Incentive Bonus Plan, effective October 16, 2013.
Depreciation and amortization. Depreciation and amortization expense increased $4.9 million, or 8%, to $66.8 million for the year ended December 31, 2013, compared to $61.9 million for the year ended December 31, 2012. This increase was primarily due to depreciation and amortization attributable to properties acquired during 2012.
Interest expense. Interest expense increased $0.7 million, or 1%, to $58.0 million for the year ended December 31, 2013 compared with $57.3 million for the year ended December 31, 2012. This increase was primarily due to interest expense on the mortgage loans issued with respect to One Beach Street on March 29, 2012 and City Center Bellevue on October 12, 2012, offset by amounts capitalized to construction.
Discontinued Operations. Discontinued operations relates to our sale of 160 King Street on December 4, 2012.
Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
The following summarizes the historical results of operations for the year ended December 31, 2012 compared to our consolidated results of operations for the year ended December 31, 2011. As of December 31, 2012, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2012, we owned land at five of our properties that we classified as held for development. As of December 31, 2011, our operating portfolio was comprised of 20 properties with an aggregate of approximately 5.2 million rentable square feet of retail and office space and 922 residential units (including 122 RV spaces) and a 369-room hotel. At December 31, 2011, we owned land at two of our properties that we classified as held for development.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,		Change	%
	2012	2011
Revenues
Rental income	$225,249	$194,168	$31,081	16%
Other property income	10,217	8,617	1,600	19
Total property revenues	235,466	202,785	32,681	16
Expenses
Rental expenses	64,089	58,133	5,956	10
Real estate taxes	22,025	18,746	3,279	17
Total property expenses	86,114	76,879	9,235	12
Total property income	149,352	125,906	23,446	19
General and administrative	(15,593)	(13,627)	(1,966)	14
Depreciation and amortization	(61,853)	(55,936)	(5,917)	11
Interest expense	(57,328)	(54,580)	(2,748)	5
Early extinguishment of debt	—	(25,867)	25,867	(100)
Loan transfer and consent fees	—	(8,808)	8,808	(100)
Gain on acquisition	—	46,371	(46,371)	(100)
Other (expense) income, net	(629)	212	(841)	(397)
Total other, net	(135,403)	(112,235)	(23,168)	21
Income from continuing operations	13,949	13,671	278	2
Discontinued operations
Income from discontinued operations	932	1,672	(740)	(44)
Gain on sale of real estate property	36,720	3,981	32,739	822
Results from discontinued operations	37,652	5,653	31,999	566
Net income	51,601	19,324	32,277	167
Net income attributable to restricted shares	(529)	(482)	(47)	10
Net loss attributable to Predecessor's noncontrolling interests in consolidated real estate entities	—	2,458	(2,458)	(100)
Net income attributable to Predecessor's controlled owners' equity	—	(16,995)	16,995	(100)
Net income attributable to unitholders in the Operating Partnership	(16,133)	(1,388)	(14,745)	1,062
Net income attributable to American Assets Trust, Inc. stockholders	$34,939	$2,917	$32,022	1,098%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $32.7 million, or 16%, to $235.5 million for the year ended December 31, 2012 compared to $202.8 million for the year ended December 31, 2011. The percentage leased was as follows for each segment as of December 31, 2012 and 2011:

	Percentage Leased (1) Year Ended December 31,
	2012		2011
Retail	97.0%		95.0%
Office	93.3%	(2)	93.9%	(2)
Multifamily	94.7%		91.8%
Mixed-Use	95.5%	(3)	99.2%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2012 or December 31, 2011, as applicable.

(2)	Excludes Valencia Corporate Center, which was sold on August 30, 2011 and 160 King Street, which was sold on December 4, 2012.

(3)	Includes the retail portion of the mixed-use property only.

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

On a same store basis, retail rental revenue increased $3.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to the increase in the average percentage leased, which was primarily related to the re-leasing of our three former Borders spaces during 2012 with an average increased cash basis rent of 25.7% per square foot. The increase was also due to additional cost reimbursements, primarily related to supplemental tax billings received during 2012 for Carmel Mountain Plaza, Lomas Santa Fe Plaza, and Solana Beach Towne Center.
The increase in office rental revenue was primarily caused by the acquisition of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had rental revenue of $3.9 million and $6.3 million, respectively, from acquisition through December 31, 2012. Additionally, our acquisitions of Solana Beach Corporate Center, First & Main and Lloyd District Portfolio in 2011 represented $8.9 million of the increase in rental revenue during 2012. Same-store office rental revenue increased $0.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to higher base rents for new tenants and additional cost reimbursements.
The increase in multifamily rental revenue was primarily due to a higher percentage leased for 2012 compared to 2011.
The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. The increase in mixed-use rental revenue was due to increased tourist travel to Hawaii, which led to higher hotel revenue and an increase in the average occupancy from 88% in 2011 to 89% in 2012, and an increase in our average daily rate from $239 in 2011 to $264 in for 2012 . As a result, the average revenue per available room increased from $212 in 2011 to $235 in 2012.
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
Other property income for our mixed-use segment represents Hawaii general excise tax reimbursements, parking income related to retail tenants and guests and sales of food and beverages and other services provided to hotel guests. The increase in mixed-use other property income was attributed to the increase in average occupancy at the hotel in 2012.
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
The decrease in retail rental expenses was primarily due to an allowance recorded for an outstanding deferred rent receivable from Kmart at one property during the fourth quarter of 2011, which was minimally offset by higher premiums on our insurance policies, additional maintenance expenditures and increased operating costs related to the increase in the average percentage leased for 2012.
The increase in office rental expenses was caused by the acquisitions of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which had rental expense of $0.7 million and $1.3 million, respectively, for the year ended December 31, 2012. Our acquisitions of Solana Beach Corporate Center, First & Main and Lloyd District Portfolio in 2011 contributed $2.7 million to the increase in rental expenses during 2012. This increase was also caused by higher premiums on our insurance policies. The decrease in same-store office rental expenses for the year ended December 31, 2012 was primarily due to a decrease in maintenance performed at various properties.
The increase in mixed-use rental expenses was attributed to the increase in average occupancy at our hotel in 2012.
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
The increase in retail real estate taxes was primarily due to additional taxes that were paid with respect to certain retail properties during 2012 as a result of supplemental tax bills from the California taxing authority for fiscal year 2011. These increases were primarily at Carmel Mountain Plaza, Lomas Santa Fe Plaza and Solana Beach Towne Center, each of which received higher property assessments that resulted in increased real estate taxes of $0.4 million, $0.3 million, and $0.5 million, respectively, for the year ended December 31, 2012.
The increase in office real estate taxes was primarily caused by the acquisitions of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which each had real estate taxes of $0.3 million from acquisition through December 31, 2012. Additionally, our acquisitions of First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011 contributed an additional $0.3 million and $0.5 million, respectively, of real estate taxes for the year ended December 31, 2012. On a same-store basis, office real estate tax increased due to the receipt in 2012 of the supplemental tax bills from the California for fiscal year 2011.
The increase in multifamily real estate taxes was primarily due to additional real estate tax accruals for all multifamily properties based on supplemental tax bills from the California taxing authority received during 2012, which are not reimbursable.

Property Operating Income
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
The increase in office property operating income was primarily caused by the acquisitions of One Beach Street on January 24, 2012 and City Center Bellevue on August 21, 2012, which each had operating income of $2.9 million and $5.3 million, respectively, from acquisition through December 31, 2012. Additionally, our acquisitions of Solana Beach Corporate Centre on January 19, 2011, First & Main on March 11, 2011 and Lloyd District Portfolio on July 1, 2011, contributed additional property operating income of $0.7 million, $2.2 million and $3.2 million, respectively, for the year ended December 31, 2012. On a same-store basis, office property operating income increased $0.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to higher base rents for new tenants and additional cost reimbursements.
The increase in multifamily property operating income was primarily due to a higher percentage leased for 2012 compared to 2011.
Mixed-use property operating income primarily increased due to increased tourist travel to Hawaii with average occupancy for 2012 of 89% compared to 88% for 2011. Additionally, average revenue per available room was $235 and $212 for 2012 and 2011, respectively.
Other
General and administrative. General and administrative expenses increased $2.0 million, or 14%, to $15.6 million for the year ended December 31, 2012, compared to $13.6 million for the year ended December 31, 2011. This increase was primarily due to higher personnel costs and additional costs associated with properties acquired in 2011 and 2012.
Depreciation and amortization. Depreciation and amortization expense increased $5.9 million, or 11%, to $61.9 million for the year ended December 31, 2012, compared to $55.9 million for the year ended December 31, 2011. This increase was primarily due to depreciation and amortization attributable to properties acquired in 2011 and 2012.
Interest expense. Interest expense increased $2.7 million, or 5%, to $57.3 million for the year ended year ended December 31, 2012 compared with $54.6 million for the year ended December 31, 2011. This increase was primarily due to interest expense on the mortgage loans obtained on First & Main on June 1, 2011, One Beach Street on March 29, 2012 and City Center Bellevue on October 10, 2012. Additionally, the year ended December 31, 2012 includes interest expense on the properties acquired at the time of our initial public offering for the entire 12-month period compared to only the period from January 19, 2011 through December 31, 2011. This increase was partially offset by a decrease in utilization fees on our revolving line of credit resulting from the amendment to the line of credit in January 2012 and an increase in capitalized interest of $0.7 million.
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
Other (expense) income, net. Other (expense) income, net decreased $0.8 million, or 397%, to net income of $0.6 million for the year ended December 31, 2012, compared to net expense of $0.2 million for the year ended December 31, 2011. Other income (expense), net is comprised of interest and investment income, acquisition related expenses, and income tax expense related to our taxable REIT subsidiary, which operates the hotel portion of our mixed-use property. The decrease was mainly due to a reduction in investment income related to the sale of our Government National Mortgage Association securities.
Discontinued Operations. Discontinued operations relates to our sale of 160 King Street on December 4, 2012 and Valencia Corporate Center on August 30, 2011.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our net taxable income. As of December 31, 2013, we held $49.0 million in cash and cash equivalents.
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
Our overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Reserve Campus and Lloyd District Portfolio. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment, partly as a result of an additional 81,500 square feet of office space under development at Torrey Reserve Campus, which we expect to complete during 2014 and invest an additional approximate $15 million. Additionally, construction at Lloyd District Portfolio is ongoing and is expected to be complete in 2015, which will result in approximately 47,000 additional square feet of retail space and 657 multi-family units. Over the next two years, we expect to invest approximately $161 million to complete the construction at Lloyd District Portfolio. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving credit facility.
On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued under our ATM equity program (discussed below). Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

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
On May 6, 2013, we entered into an at-the-market, or ATM, equity program with four sales agents in which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2013, we have issued 741,452 shares of common stock at a weighted average price per share of $35.00 for gross cash proceeds of $26.0 million. We intend to use the net proceeds to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2013, we had the capacity to issue up to an additional $124.0 million in shares of common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2013 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,055,259	$142,276	$235,980	$206,974	$190,139	$75,224	$204,666
Interest payments	172,253	50,121	37,774	28,093	20,431	12,619	23,215
Operating lease (1)	10,611	2,569	2,636	1,709	736	740	2,221
Tenant-related commitments	12,215	11,293	922	—	—	—	—
Construction-related commitments	38,213	35,151	3,062	—	—	—	—
Total	$1,288,551	$241,410	$280,374	$236,776	$211,306	$88,583	$230,102

(1)
Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period at the stated rate for February 2017 of $61,690.

Indebtedness Outstanding
The following table sets forth information as of December 31, 2013, with respect to our secured notes indebtedness (dollars in thousands):

Debt	Principal Balance at December 31, 2013	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Waikele Center (1)	$140,700	5.15%	$147,437	November 1, 2014	$140,700
The Shops at Kalakaua (1)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (1)(2)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (1)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (1)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV	36,804	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (3)	21,377	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VC1, VC2, VC3 (3)	7,200	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (3)	11,475	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (3)	38,249	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,479	November 1, 2022	111,000
Total/Weighted Average	$962,259	5.22%	$192,398		$952,239
Unamortized fair value adjustment	(10,085)
Debt Balance	$952,174

(1)	Interest only.

(2)
Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(3)	Principal payments based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2013, we were in compliance with all loan covenants.
Description of Certain Debt
The following is a summary of the material provisions of the loan agreements evidencing our material debt outstanding as of December 31, 2013.
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
Credit Facility
On January 19, 2011, upon completion of our initial public offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, provided commitments for a revolving credit facility allowing borrowings of up to $250 million. We expect to use our credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. At December 31, 2013, our maximum allowable borrowing amount was $222.3 million, of which $93.0 million was outstanding. The credit facility also had an accordion feature that allowed us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bore interest at the rate of either LIBOR or a base rate, plus a margin that varied depending on our leverage ratio. The amount available for us to borrow under the credit facility was subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.
On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years.
On January 10, 2012, the credit facility was amended to, among other things, (1) extend the maturity date to January 10, 2016 (with a one-year extension option subject to payment of a 0.15% fee), (2) decrease the applicable interest rates and (3) modify certain financial covenants. The second amendment provided for an interest rate based on, at our option, either (1) one-, two-, three- or six-month LIBOR, plus, in each case, a spread (ranging from 1.60%-2.20%) based on our consolidated leverage ratio, or (2) a base rate equal to the highest of the (a) prime rate, (b) federal funds rate plus 0.50% or (c) Eurodollar rate plus 1.00%. Such rates were more favorable than previously contained in the revolving credit facility. In addition, the amendment reduced our secured debt ratio covenant under the credit facility to 50%.
On September 7, 2012, the credit facility was amended a third time to allow our consolidated total secured indebtedness to be up to 55% of our secured total asset value for the period commencing upon the date that a material acquisition (generally, greater than $100 million) is consummated through and including the last day of the third fiscal quarter that followed such date.
The amended credit facility included a number of customary financial covenants, including:

•	a maximum leverage ratio (defined as total indebtedness net of certain unrestricted cash and cash equivalents to total asset value) of 60%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	a maximum secured leverage ratio (defined as total secured indebtedness to secured total asset value) of 55%,

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
The credit facility provided that our annual distributions may not exceed the greater of (1) 95.0% of our funds from operations, or FFO, or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may have been precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.

We and certain of our subsidiaries guarantee the obligations under the credit facility, and certain of our subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the credit facility.
As of December 31, 2013, we were in compliance with all then in-place credit facility covenants.
On January 9, 2014, we entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then-in place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million, or the revolver loans, and a term loan of $100 million, or the term loan. The amended and restated credit facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
Borrowings under the amended and restated credit facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the revolver loan) and (b) 1.30% to 1.90% (with respect to the term loan), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the revolver loan) and (ii) 0.30% to 0.90% (with respect to the term loan), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the credit agreement in place as of December 31, 2013. If we obtain an investment-grade debt rating, under the terms set forth in the amended and restated credit facility, the spreads will further improve.
The revolver loan initially matures on January 9, 2018, subject to our option to extend the revolver loan up to two times, with each such extension for a six-month period. The term loan initially matures on January 9, 2016, subject to our option to extend the term loan up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.
Concurrent with the closing of the amended and restated credit facility, we drew down on the entirety of the $100 million term loan and entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.
Additionally, the amended and restated credit facility includes a number of customary financial covenants, including:

•
A maximum leverage ratio (defined as total indebtedness net of certain cash and cash equivalents to total asset value) of 60%, and during any material acquisition period the maximum leverage ratio allowable is 65%,

•
A maximum secured leverage ratio (defined as total secured debt to secured total asset value) of 45% at any time prior to December 31, 2015, and 40% thereafter, during a material acquisition period the maximum secured leverage ratio is increased to 50% at any time prior to December 31, 2015 and 45% thereafter,

•	A minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	A minimum unsecured interest coverage ratio of 1.75x,

•	A maximum unsecured leverage ratio of 60%, and during any material acquisition period the maximum unsecured leverage ratio allowable is 65%,

•
A minimum tangible net worth of $721.16 million, and 75% of the net proceeds of any additional equity issuances (other than additional equity issuances in connection with any dividend reinvestment program), and

•	Recourse indebtedness at any time cannot exceed 15% of total asset value.
The amended and restated credit facility provides that annual distributions by the Operating may not exceed the greater of (1) 95% of its funds from operations or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
Cash and cash equivalents were $49.0 million and $42.5 million at December 31, 2013 and 2012, respectively.
Net cash provided by operating activities increased $16.8 million to $92.7 million for the year ended December 31, 2013, compared to $75.9 million for the year ended December 31, 2012. The increase was primarily the result of an increase in cash net operating income generated from the full year inclusion of our 2012 acquisitions of One Beach Street, City Center Bellevue and Geary Marketplace and was partially offset by our disposition of 160 King Street in December 2012.
Net cash used in investing activities decreased $136.0 million to $58.3 million for the year ended December 31, 2013, compared to $194.3 million for the year ended December 31, 2012. This decrease was primarily attributable to a decrease in cash paid for 2012 acquisitions of $274.0 million, which was partially offset by cash received in 2012 from the sale of marketable securities of $27.6 million and investing activities of discontinued operations of $87.6 million. The decrease was further offset by an increase in our 2013 capital expenditures of $21.1 million related to our development and redevelopment activities primarily at Torrey Reserve Campus and Lloyd District Portfolio.
Net cash used in financing activities was $28.0 million for the year ended December 31, 2013 compared to net cash provided by financing activities of $48.1 million for the year ended December 31, 2012. The decrease of cash provided by financing activities of $76.1 million is primarily related to secured notes payable of $132.9 million obtained during 2012 related to our 2012 acquisitions, with no such activity in 2013. In addition, dividends paid to common stock and unitholders increased $1.0 million in 2013. The decrease was partially offset by net proceeds of $25.3 million received in 2013 from the issuance of common stock under the ATM equity program.
Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
Cash and cash equivalents were $42.5 million and $112.7 million at December 31, 2012 and 2011, respectively.
Net cash provided by operating activities increased $10.5 million to $75.9 million for the year ended December 31, 2012, compared to $65.4 million for the year ended December 31, 2011. The increase was primarily due to the acquisitions of the Solana Beach Centre entities, the Waikiki Beach Walk entities, First & Main, Lloyd District Portfolio, One Beach Street, and City Center Bellevue.
Net cash used in investing activities decreased $37.4 million to $194.3 million for the year ended December 31, 2012, compared to $231.7 million for the year ended December 31, 2011. The decrease was primarily due to the sale of our marketable securities during the third quarter of 2012, to help finance our acquisition of City Center Bellevue and the sale of 160 King Street during the fourth quarter of 2012. The proceeds from the sale were offset by the acquisition of One Beach Street on January 24, 2012, City Center Bellevue on August 21, 2012, and Geary Marketplace on December 19, 2012 and an increase in capital expenditures related to construction activity for our development properties.
Net cash provided by financing activities decreased $189.0 million to $48.1 million for the year ended December 31, 2012, compared to net cash used of $237.1 million for the year ended December 31, 2011. The decrease was primarily due to the proceeds from the issuance of shares of our common stock in connection with our initial public offering in 2011, which was partially offset by the repayment of certain indebtedness in connection with the Formation Transactions. During the year ended December 31, 2012, we drew down on our line of credit during the third quarter of 2012 to finance our acquisition of City Center Bellevue. We subsequently repaid the outstanding line of credit balance during the fourth quarter of 2012 in connection with our sale of 160 King Street. During the year ended December 31, 2012, financing activities also included $132.9 million of loan proceeds related to the mortgage loans on One Beach Street and City Center Bellevue .

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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2013, 2012 and 2011 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net operating income	$165,071	$149,352	$125,906
General and administrative	(17,195)	(15,593)	(13,627)
Depreciation and amortization	(66,775)	(61,853)	(55,936)
Interest expense	(58,020)	(57,328)	(54,580)
Early extinguishment of debt	—	—	(25,867)
Loan transfer and consent fees	—	—	(8,808)
Gain on acquisition	—	—	46,371
Other income (expense), net	(487)	(629)	212
Income from continuing operations	22,594	13,949	13,671
Discontinued operations:
Income from discontinued operations	—	932	1,672
Gain on sale of real estate property	—	36,720	3,981
Results from discontinued operations	—	37,652	5,653
Net income	$22,594	$51,601	$19,324
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

The following table sets forth a reconciliation of our FFO for the years ended December 31, 2013, 2012 and 2011 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2013	2012	2011
Net income	$22,594	$51,601	$19,324
Plus: Real estate depreciation and amortization (1)	66,775	63,011	58,543
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	—	—	688
Less: Gain on sale of real estate	—	(36,720)	(3,981)
Funds from operations, as defined by NAREIT	$89,369	$77,892	$74,574
Less: FFO attributable to Predecessor's controlled and noncontrolled owners' equity	—	—	(16,973)
Less: Nonforfeitable dividends on incentive stock awards	(357)	(354)	(316)
FFO attributable to common stock and units	$89,012	$77,538	$57,285
FFO per diluted share/unit	$1.54	$1.35	$1.05
Weighted average number of common shares and units, diluted (2)	57,726,012	57,262,767	54,417,123

(1)
Includes depreciation and amortization related to Valencia Corporate Center, which was sold on August 30, 2011 and 160 King Street, which was sold on December 4, 2012 and is included in discontinued operations on the statement of operations.

(2)
For the years ended December 31, 2013, 2012 and 2011 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. For the year ended December 31, 2011, the weighted average shares outstanding have been weighted for the full year to date, not the date of our initial public offering.

Inflation
Substantially all of our office and retail leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. In addition, our multifamily leases (other than at our RV resort where spaces can be rented at a daily, weekly or monthly rate) generally have lease terms ranging from seven to 15 months, with a majority having 12-month lease terms, and generally allow for rent adjustments at the time of renewal, which we believe reduces our exposure to the effects of inflation. For the hotel portion of our mixed-use property, we possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit our ability to raise room rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of December 31, 2013, we did not hold any derivative financial instruments.
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
Fixed Interest Rate Debt
All of our outstanding debt obligations (maturing at various times through November 2022) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2013, we had $962.3 million of fixed-rate debt outstanding with an estimated fair value of $990.3 million. If interest rates at December 31, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $27.8 million. If interest rates at December 31, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $29.4 million.

Variable Interest Rate Debt
At December 31, 2013, our only variable interest rate debt was our credit facility with a capacity of $250.0 million of which $93.0 million was outstanding at December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the
SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer , as appropriate, to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective and were operating to accomplish their objectives at the reasonable assurance level.
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
Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or the COSO criteria. Based on management's assessment and the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). American Assets Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Assets Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of American Assets Trust, Inc. and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST &YOUNG LLP

San Diego, California
February 21, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of February, 2014.

American Assets Trust, Inc.
By:	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN W. CHAMBERLAIN	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 21, 2014
John W. Chamberlain

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2014
Robert F. Barton

/s/ ERNEST S. RADY	Executive Chairman of the Board	February 21, 2014
Ernest S. Rady

/s/ LARRY E. FINGER	Director	February 21, 2014
Larry E. Finger

/s/ DUANE A. NELLES	Director	February 21, 2014
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 21, 2014
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 21, 2014
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III-Consolidated Real Estate and Accumulated Depreciation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST &YOUNG LLP

San Diego, California
February 21, 2014

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2013	December 31, 2012
ASSETS
Real estate, at cost
Operating real estate	$1,919,015	$1,891,549
Construction in progress	67,389	32,183
Held for development	9,013	14,944
	1,995,417	1,938,676
Accumulated depreciation	(318,581)	(270,494)
Net real estate	1,676,836	1,668,182
Cash and cash equivalents	48,987	42,479
Restricted cash	9,124	7,421
Accounts receivable, net	7,295	6,440
Deferred rent receivables, net	32,531	29,395
Other assets, net	57,670	73,670
TOTAL ASSETS	$1,832,443	$1,827,587
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$952,174	$1,044,682
Line of credit	93,000	—
Accounts payable and accrued expenses	37,063	29,509
Security deposits payable	5,163	4,856
Other liabilities and deferred credits	58,465	62,811
Total liabilities	1,145,865	1,141,858
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 40,512,563 and 39,664,212 shares issued and outstanding at December 31, 2013 and 2012, respectively	405	397
Additional paid-in capital	692,196	663,589
Accumulated dividends in excess of net income	(44,090)	(25,625)
Total American Assets Trust, Inc. stockholders' equity	648,511	638,361
Noncontrolling interests	38,067	47,368
Total equity	686,578	685,729
TOTAL LIABILITIES AND EQUITY	$1,832,443	$1,827,587
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2013	2012	2011
REVENUE:
Rental income	$242,757	$225,249	$194,168
Other property income	12,300	10,217	8,617
Total revenue	255,057	235,466	202,785
EXPENSES:
Rental expenses	68,608	64,089	58,133
Real estate taxes	21,378	22,025	18,746
General and administrative	17,195	15,593	13,627
Depreciation and amortization	66,775	61,853	55,936
Total operating expenses	173,956	163,560	146,442
OPERATING INCOME	81,101	71,906	56,343
Interest expense	(58,020)	(57,328)	(54,580)
Early extinguishment of debt	—	—	(25,867)
Loan transfer and consent fees	—	—	(8,808)
Gain on acquisition	—	—	46,371
Other income (expense), net	(487)	(629)	212
INCOME FROM CONTINUING OPERATIONS	22,594	13,949	13,671
DISCONTINUED OPERATIONS
Income from discontinued operations	—	932	1,672
Gain on sale of real estate property	—	36,720	3,981
Results from discontinued operations	—	37,652	5,653
NET INCOME	22,594	51,601	19,324
Net income attributable to restricted shares	(536)	(529)	(482)
Net loss attributable to Predecessor's noncontrolling interests in consolidated real estate entities	—	—	2,458
Net income attributable to Predecessor's controlled owners' equity	—	—	(16,995)
Net income attributable to unitholders in the Operating Partnership	(6,838)	(16,133)	(1,388)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$15,220	$34,939	$2,917
EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$0.38	$0.24	$(0.02)
Discontinued operations	—	0.66	0.10
Basic income attributable to common stockholders per share	$0.38	$0.90	$0.08
Weighted average shares of common stock outstanding - basic	39,539,457	38,736,113	36,748,806
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$0.38	$0.24	$(0.02)
Discontinued operations	—	0.66	0.10
Diluted income attributable to common stockholders per share	$0.38	$0.90	$0.08
Weighted average shares of common stock outstanding - diluted	57,515,810	57,053,909	54,219,807

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity				Predecessor's Controlled Owners' Equity	Noncontrolling Interests - Unitholders in the Operating Partnership	Predecessor's Noncontrolling Interests - Owners in Consolidated Entities	Total
	Common Shares		Additional Paid-in Capital	Accumulated dividends in excess of net income
	Shares	Amount
Balance at December 31, 2010	—	$—	$—	$—	$121,874	$—	$33,247	$155,121
Net income (loss)	—	—	—	3,399	16,995	1,388	(2,458)	19,324
Distributions	—	—	—	—	(33,435)	—	(6,525)	(39,960)
Proceeds from sale of common stock, net	31,625,000	316	587,695	—	—	—	—	588,011
Cash paid to non-accredited investors	—	—	—	—	—	—	(6,075)	(6,075)
Issuance of restricted stock	630,663	6	(6)	—	—	—	—	—
Forfeiture of restricted stock	(1,951)	—	—	—	—	—	—	—
Issuance of common shares and units for acquisition of properties	262,486	3	6,081	—	—	27,770	—	33,854
Proceeds from private placement	—	—	—	—	—	5,410	—	5,410
Notes receivable from affiliate settled in common units	—	—	—	—	—	(21,797)	—	(21,797)
Notes payable to affiliates settled in common units	—	—	—	—	—	828	—	828
Dividends declared and paid	—	—	—	(31,406)	—	(14,717)	—	(46,123)
Stock-based compensation	—	—	2,615	—	—	—	—	2,615
Distribution of investment in joint venture not acquired	—	—	—	—	(9,084)	—	(2,396)	(11,480)
Exchange of owners' equity for common stock and units	6,767,598	68	57,260	—	(96,350)	54,815	(15,793)	—
Balance at December 31, 2011	39,283,796	393	653,645	(28,007)	—	53,697	—	679,728
Net income	—	—	—	35,467	—	16,134	—	51,601
Conversion of operating partnership units	372,654	4	7,092	—	—	(7,096)	—	—
Issuance of restricted stock	10,015	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,253)	—	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(33,085)	—	(15,367)	—	(48,452)
Stock-based compensation	—	—	2,852	—	—	—	—	2,852
Balance at December 31, 2012	39,664,212	397	663,589	(25,625)	—	47,368	—	685,729
Net income	—	—	—	15,756		6,838	—	22,594
Common shares issued	741,452	7	24,903	—		—		24,910
Conversion of operating partnership units	106,326	1	859	—	—	(860)	—	—
Issuance of restricted stock	5,004	—	—	—	—	—	—	—
Forfeiture of restricted stock	(4,431)	—	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(34,221)	—	(15,279)	—	(49,500)
Stock-based compensation	—	—	2,845	—	—	—	—	2,845
Balance at December 31, 2013	40,512,563	$405	$692,196	$(44,090)	$—	$38,067	$—	$686,578

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$22,594	$51,601	$19,324
Results from discontinued operations	—	(37,652)	(5,653)
Income from continuing operations	22,594	13,949	13,671
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,997)	(6,967)	(3,735)
Depreciation and amortization	66,775	61,853	55,936
Amortization of debt issuance costs and debt fair value adjustments	3,932	3,911	3,883
Early extinguishment of debt	—	—	25,867
Loan transfer and consent fees	—	—	8,808
Gain on acquisition of controlling interests	—	—	(46,371)
Stock-based compensation expense	2,845	2,852	2,615
Loss from real estate joint ventures	(160)	—	188
Other, net	1,008	2,422	2,666
Changes in operating assets and liabilities
Change in restricted cash	(755)	(1,000)	97
Change in accounts receivable	(45)	63	(3,570)
Change in other assets	(88)	143	(2,040)
Change in accounts payable and accrued expenses	1,167	(1,799)	2,128
Change in security deposits payable	307	(50)	82
Change in other liabilities and deferred credits	151	186	(1,025)
Net cash provided by operating activities of continuing operations	92,734	75,563	59,200
Net cash provided by operating activities of discontinued operations	—	382	6,164
Net cash provided by operating activities	92,734	75,945	65,364
INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	—	(273,990)	(231,558)
Capital expenditures	(55,675)	(34,582)	(10,777)
Change in restricted cash, reserves for capital improvements	453	2,557	(3,069)
Cash acquired from acquisition of controlling interests in real estate joint ventures	—	—	15,222
Leasing commissions	(3,032)	(3,456)	(2,444)
Purchase of marketable securities	—	—	(33,103)
Maturity of marketable securities	—	4,384	4,993
Sale of marketable securities	—	23,191	—
Net cash used in investing activities of continuing operations	(58,254)	(281,896)	(260,736)
Net cash provided by investing activities of discontinued operations	—	87,601	29,047
Net cash used in investing activities	(58,254)	(194,295)	(231,689)
FINANCING ACTIVITIES
Change in restricted cash	(1,400)	—	—
Issuance of secured notes payable	—	132,900	84,500
Repayment of secured notes payable	(95,420)	(34,626)	(264,250)
Defeasance costs on repayment of secured notes payable	—	—	(24,345)
Proceeds from unsecured line of credit	93,000	164,000	—
Repayment of unsecured line of credit	—	(164,000)	—
Loan transfer and consent fees paid	—	—	(8,350)
Repayment of unsecured notes payable	—	—	(38,013)
Repayment of notes payable to affiliates	—	—	(19,279)
Debt issuance costs	—	(1,355)	(2,961)
Proceeds from issuance of common stock, net	25,348	—	596,541
Proceeds from private placement of common units	—	—	5,410
Dividends paid to common stock and unitholders	(49,500)	(48,452)	(46,123)
Payments to nonaccredited investors	—	—	(6,075)
Deferred offering costs	—	(361)	—
Distributions to Predecessor's controlling and noncontrolling interests	—	—	(39,960)
Net cash (used in) provided by financing activities	(27,972)	48,106	237,095
Net increase (decrease) in cash and cash equivalents	6,508	(70,244)	70,770
Cash and cash equivalents, beginning of period	42,479	112,723	41,953
Cash and cash equivalents, end of period	$48,987	$42,479	$112,723
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
American Assets Trust, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on July 16, 2010 that did not have any operating activity until the consummation of our initial public offering (the “Offering”) and the related acquisition of certain assets of our Predecessor (as defined below) on January 19, 2011. The Company is the sole general partner of American Assets Trust, L.P., a Maryland limited partnership formed on July 16, 2010 (the “Operating Partnership”). The Company's operations are carried on through our Operating Partnership and its subsidiaries, including our taxable REIT subsidiary. Since the formation of our Operating Partnership, the Company has controlled our Operating Partnership as its general partner and has consolidated its assets, liabilities and results of operations.
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
We are a vertically integrated and self-administered REIT with 116 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units and square footage or acres are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2013, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2013, we owned land at five of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP,” requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow information
Total interest costs incurred	$60,133	$58,074	$54,580
Interest capitalized	$2,113	$746	$—
Interest expense	$58,020	$57,328	$54,580
Cash paid for interest, net of amounts capitalized (including discontinued operations)	$54,345	$55,349	$52,713
Cash paid for income taxes	$901	$1,239	$172
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$5,001	$4,944	$2,396
Accrued leasing commissions	$1,385	$(782)	$—
Assumption of debt upon acquisition	$—	$—	$268,008
Assumption of notes to affiliates upon acquisition	$—	$—	$14,824
Acquisition of working capital deficit, net of cash	$—	$—	$(4,176)
Distribution of investment in joint venture not acquired	$—	$—	$11,480
Issuance of common shares and units for acquisition of properties	$—	$—	$33,854
Notes receivable from affiliate settled in common units	$—	$—	$21,797
Notes payable to affiliates settled in common units	$—	$—	$828
Reduction to capital for prepaid equity financing costs	$437	$—	$1,974
Transfer taxes accrued at time of initial public offering	$—	$—	$6,556
Offering Costs
In connection with the Offering, affiliates incurred legal, accounting and related costs, which were assumed or reimbursed by the Company upon the consummation of the Offering and such costs were deducted from the gross proceeds of the Offering.
Revenue Recognition and Accounts Receivable
Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed rent escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management's assessment of credit, collection and other business risks. In instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred.

Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.5 million, $3.3 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2013 and December 31, 2012, our allowance for doubtful accounts was $1.0 million and $1.2 million, respectively, and our allowance for deferred rent receivables was $1.2 million and $1.5 million, respectively. Total bad debt expense was $0.1 million, $0.6 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2013, 2012 and 2011, real estate depreciation expense was $52.0 million, $47.8 million and $42.5 million, respectively, including amounts from discontinued operations.

Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenant's long term business prospects and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of income.
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
Derivative Instruments
At times, we may use derivative instruments to manage exposure to variable interest rate risk. We may enter into interest rate swaps to manage our exposure to variable interest rate risk. If and when we enter into derivative instruments, we ensure that such instruments qualify as cash flow hedges and would not enter into derivative instruments for speculative purposes.

Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. We had no hedging instruments outstanding during 2013, 2012 and 2011. Concurrent with the closing of the amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio (see Note 18).
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2013 and December 31, 2012, we had $29.0 million and $33.0 million, respectively, in excess of the FDIC insured limit. At December 31, 2013 and December 31, 2012, we had $11.0 million and $0.9 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. Activity for accounts related to real estate tax and insurance expenditures is classified as operating activities in the statement of cash flows. Changes in reserves for capital improvements are classified as investing activities in the statement of cash flows. At December 31, 2013 and 2012, we had $9.1 million and $7.4 million, respectively, in restricted cash.
Marketable Securities
Our portfolio of marketable securities was comprised of debt securities that are classified as trading. Trading securities are presented on our consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the mark-to-market of these securities were recognized as unrealized and realized gains or losses in income.
Other Assets
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
Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” For the years ended December 31, 2013 and 2012, there were no early extinguishments of debt or write offs of debt issuance costs. For the year ended December 31, 2011, $0.6 million in debt issuance costs were written off and included in early extinguishment of debt.

Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. We have evaluated our investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method.
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
Deferred Compensation
Our Operating Partnership has adopted the American Assets Trust Executive Deferral Plan V (“EDP V”) and the American Assets Trust Executive Deferral Plan VI (“EDP VI”). These plans were adopted by our Operating Partnership as successor plans to those deferred compensation plans maintained by American Assets Inc. ("AAI") in which certain employees of AAI, who were transferred to us in connection with the Offering (the “Transferred Participants”), participated prior to the Offering. EDP V and EDP VI contain substantially the same terms and conditions as these predecessor plans. AAI transferred to our Operating Partnership the Transferred Participants' account balances under the predecessor plans. These transferred account balances represent amounts deferred by the Transferred Participants prior to the Offering while they were employed by AAI.
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

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2013
Land	$248,008	$150,300	$18,477	$76,635	$493,420	(1)
Buildings	499,091	618,077	42,270	123,142	1,282,580
Land improvements	39,892	7,528	3,010	2,363	52,793
Tenant improvements	46,649	51,016	—	1,697	99,362
Furniture, fixtures, and equipment	489	517	5,482	10,080	16,568
Construction in progress	2,673	46,727	19	1,275	50,694
	836,802	874,165	69,258	215,192	1,995,417
Accumulated depreciation	(185,095)	(84,012)	(33,909)	(15,565)	(318,581)
Net real estate	$651,707	$790,153	$35,349	$199,627	$1,676,836
December 31, 2012
Land	$247,884	$150,300	$18,477	$76,635	$493,296	(1)
Buildings	497,922	600,146	41,968	123,084	1,263,120
Land improvements	39,882	7,528	2,990	2,363	52,763
Tenant improvements	46,393	44,232	—	1,757	92,382
Furniture, fixtures, and equipment	486	1,124	5,082	9,563	16,255
Construction in progress	1,903	18,698	1	258	20,860
	834,470	822,028	68,518	213,660	1,938,676
Accumulated depreciation	(165,293)	(62,825)	(32,127)	(10,249)	(270,494)
Net real estate	$669,177	$759,203	$36,391	$203,411	$1,668,182

(1) Land related to held for development and construction in progress is included in the Held for Development and Construction in Progress classifications on the consolidated balance sheets.
Acquisitions
2012 Acquisitions
On January 24, 2012, we acquired One Beach Street, consisting of approximately 97,000 square feet in a three-story fully renovated historic office building located along the Embarcadero in San Francisco's North Waterfront District. The purchase price was approximately $36.5 million, excluding closing costs of approximately $0.02 million, which are included in other income (expense), net on the statement of income. The identified intangible assets and liabilities are being amortized over a weighted average life of 7.0 years.
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
On December 19, 2012, we acquired Geary Marketplace, a newly constructed, approximately 35,000 square foot, 100% leased, grocery-anchored shopping center in Walnut Creek, California.  The purchase price was approximately $21.0 million, excluding closing costs of approximately $0.02 million, which are included in other income (expense), net on the statement of income. The identified intangible assets and liabilities are being amortized over a weighted average life of 19.8 years.

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
We determined that Valencia Corporate Center became a discontinued operation in the third quarter of 2011. We determined that 160 King Street became a discontinued operation in the fourth quarter of 2012. We have, therefore, classified Valencia Corporate Center's and 160 King Street's net assets, liabilities and operating results as discontinued operations on our balance sheets and our statements of income for all periods prior to the sale.

Net revenue and net income from the property's discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenue from discontinued operations	$—	$6,734	$10,133
Results from discontinued operations
Income from discontinued operations	—	932	1,672
Gain on sale of real estate from discontinued operations	—	36,720	3,981
Total income from discontinued operations	$—	$37,652	$5,653
NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2013	December 31, 2012
In-place leases	$62,813	$72,598
Accumulated amortization	(38,279)	(38,290)
Above market leases	28,279	32,846
Accumulated amortization	(20,880)	(21,363)
Acquired lease intangible assets, net	$31,933	$45,791
Below market leases	$76,502	$80,071
Accumulated accretion	(28,592)	(25,721)
Acquired lease intangible liabilities, net	$47,910	$54,350

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) included net amortization from acquired above and below market leases of $2.4 million, $(0.2) million and $(1.1) million in 2013, 2012 and 2011, respectively. The remaining weighted-average amortization period as of December 31, 2013, is 3.8 years, 2.3 years and 8.7 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $21.0 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 9.9 years.

Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization of in-place leases	$(9,120)	$(10,248)	$(8,859)
Amortization of above market leases	(4,052)	(5,739)	(5,684)
Amortization of below market leases	6,440	5,502	4,567
Net loss	$(6,732)	$(10,485)	$(9,976)

As of December 31, 2013, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2014	$5,849	$2,296	$4,989
2015	4,777	1,752	4,588
2016	3,958	1,263	4,453
2017	3,193	932	4,097
2018	1,897	628	3,577
Thereafter	4,860	528	26,206
	$24,534	$7,399	$47,910
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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of GNMA securities and our deferred compensation liability. We measure the fair values of these assets and liability based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2013 and 2012. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor's pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2013 and 2012.

A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$769	$—	$769	$—	$637	$—	$637
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 3.75% to 5.71%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	952,174	990,296	1,044,682	1,116,162
Line of credit	93,000	93,000	—	—
NOTE 6. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Leasing commissions, net of accumulated amortization of $19,606 and $16,829 respectively	$18,071	$18,329
Acquired above market leases, net	7,399	11,483
Acquired in-place leases, net	24,534	34,308
Lease incentives, net of accumulated amortization of $2,590 and $2,220, respectively	1,110	1,480
Other intangible assets, net of accumulated amortization of $1,554 and $4,239, respectively	655	960
Debt issuance costs, net of accumulated amortization of $2,985 and $2,374, respectively	2,632	3,651
Prepaid expenses, deposits and other	3,269	3,459
Total other assets	$57,670	$73,670
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Acquired below market leases, net	$47,910	$54,350
Prepaid rent and deferred revenue	7,506	6,383
Straight-line rent liability	1,145	63
Deferred rent expense	829	1,008
Deferred compensation	769	637
Deferred tax liability	233	320
Other liabilities	73	50
Total other liabilities and deferred credits	$58,465	$62,811
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 8. DEBT
The following is a summary of our total secured notes payable outstanding as of December 31, 2013 and December 31, 2012 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2013	December 31, 2012	as of December 31, 2013
Alamo Quarry Market (1)	$—	$93,942
Waikele Center (3)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (3)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (2)(3)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (3)	82,300	82,300	4.93%	July 8, 2015
First & Main (3)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (3)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (3)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (3)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (3)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV	36,804	37,204	6.39%	August 1, 2017
Loma Palisades (3)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (3)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (1)	21,377	21,659	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (1)	7,200	7,294	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)	11,475	11,637	5.91%	June 1, 2020
Solana Beach Towne Centre (1)	38,249	38,790	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
Total	962,259	1,057,680
Unamortized fair value adjustment	(10,085)	(12,998)
Total Secured Notes Payable Balance	$952,174	$1,044,682

(1)	Principal payments based on a 30-year amortization schedule.

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
Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2013, we were in compliance with all loan covenants.
Scheduled principal payments on notes payable as of December 31, 2013 are as follows (in thousands):

2014	$142,276
2015	235,980
2016	113,974
2017	190,139
2018	75,224
Thereafter	204,666
$962,259
Credit Facility
On January 19, 2011, upon completion of our Offering, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. At December 31, 2013, our maximum allowable borrowing amount was $222.3 million, of which $93.0 million was outstanding. The credit facility also had an accordion feature that allowed us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bore interest at the rate of either LIBOR or a base rate, in each case plus a margin that varied depending on our leverage ratio. At December 31, 2013, the interest rate on our outstanding credit facility was 1.8%. For the year ended December 31, 2013, we incurred approximately $0.4 million of interest expense on amounts drawn on our credit facility. The amount available for us to borrow under the credit facility was subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.
On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase GNMA securities with maturities of up to 30 years. On January 10, 2012, the credit facility was amended a second time to (1) extend the maturity date to January 10, 2016 (with a one-year extension option), (2) decrease the applicable interest rates and (3) modify certain financial covenants contained therein. On September 7, 2012, the credit facility was amended a third time to allow our consolidated total secured indebtedness to be up to 55% of our secured total asset value for the period commencing upon the date that a material acquisition (generally, greater than $100 million) was consummated through and including the last day of the third fiscal quarter that followed such date.
The amended credit facility included a number of customary financial covenants, including:

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
The credit facility provided that our annual distributions may not exceed the greater of (1) 95.0% of our funds from operations or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default existed or resulted from a distribution, we would have been precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
We and certain of our subsidiaries guaranteed the obligations under the credit facility, and certain of our subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the credit facility.
As of December 31, 2013, we were in compliance with all then in-place credit facility covenants.
On January 9, 2014, we entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then in-place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million, or the revolver loan, and a term loan of $100 million, or the term loan. The amended and restated credit facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
Borrowings under the amended and restated credit facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the revolver loan) and (b) 1.30% to 1.90% (with respect to the term loan), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the revolver loan) and (ii) 0.30% to 0.90% (with respect to the term loan), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the credit agreement in place as of December 31, 2013. If we obtain an investment-grade debt rating, under the terms set forth in the amended and restated credit facility, the spreads will further improve.
The revolver loan initially matures on January 9, 2018, subject to our option to extend the revolver loan up to two times, with each such extension for a six-month period. The term loan initially matures on January 9, 2016, subject to our option to extend the term loan up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.
Concurrent with the closing of the amended and restated credit facility, we drew down on the entirety of the $100 million term loan and entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.
Additionally, the amended and restated credit facility includes a number of customary financial covenants, including:

•
A maximum leverage ratio (defined as total indebtedness net of certain cash and cash equivalents to total asset value) of 60%, and during any material acquisition period the maximum leverage ratio allowable is 65%,

•
A maximum secured leverage ratio (defined as total secured debt to secured total asset value) of 45% at any time prior to December 31, 2015, and 40% thereafter, during a material acquisition period the maximum secured leverage ratio is increased to 50% at any time prior to December 31, 2015 and 45% thereafter,

•	A minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	A minimum unsecured interest coverage ratio of 1.75x,

•	A maximum unsecured leverage ratio of 60%, and during any material acquisition period the maximum unsecured leverage ratio allowable is 65%,

•
A minimum tangible net worth of $721.16 million, and 75% of the net proceeds of any additional equity issuances (other than additional equity issuances in connection with any dividend reinvestment program), and

•	Recourse indebtedness at any time cannot exceed 15% of total asset value.
The amended and restated credit facility provides that our annual distributions may not exceed the greater of (1) 95% of our funds from operations (“FFO”) or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
NOTE 9. EQUITY
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended December 31, 2013, we issued 22,738 shares of common stock through the ATM equity program at a weighted average price per share of $32.25 for gross proceeds of $0.7 million and paid $0.01 million in sales agent compensation and $0.1 million in additional offering expenses related to the sales of these shares of common stock. For the year ended December 31, 2013, we issued 741,452 shares of common stock through the ATM equity program at a weighted average price per share of $35.00 for gross proceeds of $26.0 million and paid $0.3 million in sales agent compensation and $0.8 million in additional offering expenses related to the sales of these shares of common stock. As of December 31, 2013, we had the capacity to issue up to an additional $124.0 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

Noncontrolling Interests
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,917,109 common units (the “noncontrolling common units”), and represented approximately 31% of the ownership interests in our Operating Partnership at December 31, 2013. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
On February 14, 2011, we completed a private placement transaction of 251,050 common units for approximately $5.4 million.
During the years ended December 31, 2013 and 2012, 106,236 and 372,654, respectively, common units were converted into shares of our common stock. During the year ended December 31, 2011, no common units were converted into shares of our common stock.
Preferred Stock Authorized Shares
We have authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2013. Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units for the years ended December 31, 2013, 2012 and 2011:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2011	$0.17	January 19, 2011 to March 31, 2011	March 31, 2011
Second Quarter 2011	$0.21	April 1, 2011 to June 30, 2011	June 30, 2011
Third Quarter 2011	$0.21	July 1, 2011 to September 30, 2011	September 30, 2011
Fourth Quarter 2011	$0.21	October 1, 2011 to December 31, 2011	December 29, 2011
First Quarter 2012	$0.21	January 1, 2012 to March 31, 2012	March 30, 2012
Second Quarter 2012	$0.21	April 1, 2012 to June 30, 2012	June 29, 2012
Third Quarter 2012	$0.21	July 1, 2012 to September 30, 2012	September 28, 2012
Fourth Quarter 2012	$0.21	October 1, 2012 to December 31, 2012	December 28, 2012
First Quarter 2013	$0.21	January 1, 2013 to March 31, 2013	March 29, 2013
Second Quarter 2013	$0.21	April 1, 2013 to June 30, 2013	June 28, 2013
Third Quarter 2013	$0.21	July 1, 2013 to September 30, 2013	September 27, 2013
Fourth Quarter 2013	$0.22	October 1, 2013 to December 31, 2013	December 27, 2013
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

	Year Ended December 31,
	2013		2012		2011
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.83	97.6%	$0.56	66.7%	$0.22	27.5%
Return of capital	0.02	2.4%	0.28	33.3%	0.58	72.5%
Total	$0.85	100.0%	$0.84	100.0%	$0.80	100.0%
Stock-Based Compensation
In connection with Offering, we adopted our 2011 Equity Incentive Award Plan (“2011 Plan”). The 2011 Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2013, 3,425,353 shares of common stock remain available for future issuance.
Concurrently with the closing of the Offering, we made grants of restricted shares of our common stock to certain executive officers under the 2011 Plan. At such time, we granted to such executive officers a total of 198,000 shares that are subject to timing-based vesting and 297,000 shares that are subject to performance-based vesting, with fair market values of $4.1 million for the timing-based vesting awards and $3.9 million for the performance-based vesting awards. Those awards subject to time-based vesting vest, subject to the recipient's continued employment, in two substantially equal installments. The first installment vested on the third anniversary of the date of grant and the second installment will vest on the fourth anniversary of the date of grant. The vesting of those restricted stock awards subject to performance-based vesting was based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 19, 2011. Following the completion of the three-year performance period, our compensation committee determined the number of shares to which the executive officer was entitled based on our performance relative to the performance hurdles set forth in the restricted stock award agreement he entered into in connection with his initial award grant. These shares then vest in two substantially equal installments, with the first installment vested on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the executive officer's continued employment on those dates.
Concurrently with the closing of the Offering, we also granted each of our non-employee directors 1,951 restricted shares of our common stock pursuant to the 2011 Plan. These awards of restricted stock vested ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director's continued service on our board of directors, and had an aggregate fair value of $0.2 million on the date of the grants.
We granted each of our non-employee directors restricted shares of our common stock pursuant to the 2011 Plan, either concurrently with the closing of the Offering or at the time the director was formally appointed to our board of directors (the "Board"). Additionally, on June 13, 2013 and July 10, 2012, we granted a total of 5,004 and 8,015 restricted shares of our common stock, respectively, to members of our Board. These awards of restricted stock will vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our Board pursuant to our independent director compensation policy.
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
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2013:

	2013
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	633,222	$15.64
Granted	5,004	31.97
Vested	(4,737)	22.55
Forfeited	(4,431)	19.38
Balance at end of year	629,058	$15.58
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.8 million, $2.9 million and $2.6 million in noncash compensation expense for the years ended December 31, 2013, 2012 and 2011, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $1.6 million at December 31, 2013, which will be recognized over a weighted-average period of 0.6 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2013, 2012 and 2011, we had a weighted average of approximately 630,130, 629,493 and 578,489 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2013, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
NUMERATOR
Income from continuing operations	$22,594	$13,949	$13,671
Less: Net income attributable to restricted shares	(536)	(529)	(482)
Plus: Loss from continuing operations attributable to Predecessor's noncontrolling interests in consolidated real estate entities	—	—	2,455
Less: Income from continuing operations attributable to Predecessor's controlled owners' equity	—	—	(16,962)
Plus: (Income) loss from continuing operations attributable to unitholders in the Operating Partnership	(6,838)	(4,239)	425
Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	15,220	9,181	(893)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	25,758	3,810
Net income attributable to common stockholders—basic	$15,220	$34,939	$2,917
Income (loss) from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$15,220	$9,181	$(893)
Less: Income (loss) from continuing operations attributable to unitholders in the Operating Partnership	6,838	4,239	(425)
Income (loss) from continuing operations attributable to common stockholders—diluted	22,058	13,420	(1,318)
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	25,758	3,810
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	—	11,894	1,813
Net income attributable to common stockholders—diluted	$22,058	$51,072	$4,305
DENOMINATOR
Weighted average common shares outstanding—basic	39,539,457	38,736,113	36,748,806
Effect of dilutive securities—conversion of Operating Partnership units	17,976,353	18,317,796	17,471,001
Weighted average common shares outstanding—diluted	57,515,810	57,053,909	54,219,807
Earnings (loss) per common share—basic
Continuing operations	$0.38	$0.24	$(0.02)
Discontinued operations	—	0.66	0.10
	$0.38	$0.90	$0.08
Earnings (loss) per common share—diluted
Continuing operations	$0.38	$0.24	$(0.02)
Discontinued operations	—	0.66	0.10
	$0.38	$0.90	$0.08

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
A deferred tax (asset)/liability is included in our consolidated balance sheets of $(0.1) million and $0.3 million as of December 31, 2013 and 2012, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$370	$361	$483
State	362	335	90
Deferred:
Federal	$(47)	$118	$—
State	(40)	202	—
Provision for income taxes	$645	$1,016	$573
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

Current minimum annual payments under the leases are as follows, as of December 31, 2013 (in thousands):

2014	$2,569
2015	2,636
2016	1,709
2017	736	(1)
2018	740
Thereafter	2,221
Total	$10,611

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.4 million based on operating performance through December 31, 2013.
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
In connection with the Offering, we entered into tax protection agreements with certain limited partners of our Operating Partnership. These agreements provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, in a taxable transaction during the period from the closing of the Offering through January 19, 2018, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of the Offering and tax liabilities incurred as a result of the reimbursement payment. Subject to certain exceptions and limitations, the indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).
As of December 31, 2013, the Company accrued approximately $6.6 million for transfer taxes that the Company expected to incur on its California properties in connection with its Offering. The Company believes that it has filed all necessary forms with the requisite taxing authorities, but can offer no assurances that the taxing authorities will agree with the Company's estimate above.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties, representing 28.7% of our total revenue for the year ended December 31, 2013, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 21.5% of total revenues for the year ended December 31, 2013.
Tenants in the retail industry accounted for 36.6% and 39.1% of total revenues for the years December 31, 2013 and 2012, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 15.8% and 17.1% of total revenues for the years ended December 31, 2013 and 2012, respectively.
Tenants in the office industry accounted for 35.5% and 33.2% of total revenues for the years December 31, 2013 and 2012, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
For the years ended December 31, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue. At December 31, 2013, salesforce.com, inc. at The Landmark at One Market accounted for 7.9% of total annualized base rent. Five other tenants (Autodesk, Inc., Lowe's, Kmart, Veterans Benefits Administration, and Foodland Super Market) comprise 12.1% of our total annualized base rent at December 31, 2013, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2013 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 12. OPERATING LEASES
At December 31, 2013, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2013, we had approximately 818 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we had approximately 783 leases with residential tenants at December 31, 2013, excluding Santa Fe Park RV Resort.
Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant's share of certain operating costs and also may include percentage rents based on the tenant's level of sales achieved. Leases on apartments generally range from seven to fifteen months, with a majority having 12 month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
As of December 31, 2013, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2014	$153,059
2015	145,172
2016	125,696
2017	108,442
2018	76,315
Thereafter	146,522
Total	$755,206
The above future minimum rentals exclude residential leases, which are typically range from seven to 15 months, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Minimum rents
Retail	$69,374	$67,046	$63,996
Office	81,845	71,817	53,457
Multifamily	14,926	13,796	13,246
Mixed-Use	9,549	8,893	8,478
Cost reimbursement	27,583	27,763	24,463
Percentage rent	2,655	2,608	1,967
Hotel revenue	35,137	31,729	27,125
Other	1,688	1,597	1,436
Total rental income	$242,757	$225,249	$194,168
Minimum rents include $2.6 million, $7.2 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $2.4 million, $(0.2) million and $(1.1) million for the years ended December 31, 2013, 2012 and 2011, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rental operating	$26,028	$24,264	$22,008
Hotel operating	22,115	20,905	18,885
Repairs and maintenance	10,514	9,452	8,082
Marketing	1,547	1,266	1,390
Rent	2,442	2,378	2,767
Hawaii excise tax	4,153	3,813	3,379
Management fees	1,809	2,011	1,622
Total rental expenses	$68,608	$64,089	$58,133
NOTE 14. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest and investment income	$148	$336	$1,621
Income tax expense	(645)	(1,016)	(831)
Loss from real estate joint ventures	—	—	(188)
Acquisition related expenses	—	(152)	(434)
Fee income from real estate joint ventures	—	—	44
Other non-operating income	10	203	—
Total other income (expense)	$(487)	$(629)	$212
NOTE 15. RELATED PARTY TRANSACTIONS
Prior to the Offering, we acted as the manager for certain unconsolidated real estate joint ventures and earned fees for these services (excluding Waikiki Beach Walk). Each unconsolidated joint venture (excluding Waikiki Beach Walk) had a master management agreement with additional agreements covering property management, construction management, acquisition, disposition and leasing and asset management. These agreements provided for the following fees to be paid to us by these unconsolidated joint ventures:

•
Property Management Fees-Property management fees were incurred for the operation and management of the properties. Fees ranged from 1.25% to 5.5% of gross monthly cash collections each month, with minimum monthly fees ranging from $2,500 to $5,000.

•
Construction Management Fees-Construction management fees were incurred for the management and supervision of construction projects owned by the unconsolidated joint ventures. Fees ranged from 3.0% to 5.0% of construction and development costs on buildings and improvements for most properties although certain agreements provided for a flat fee. For tenant improvements, fees were 10.0% of costs for projects where we directly supervised construction subcontractors or 3.0% for projects where we managed a general contractor, plus hourly fees for employees directly working on the tenant improvements.

•
Acquisition and Disposition Fees-Acquisition and disposition fees were incurred for services provided in conjunction with acquisition and disposition of the properties owned by the unconsolidated real estate joint ventures. Fees were either 0.5% or 1.0% of the total value of all the acquisitions or dispositions.

•
Leasing Fees-Leasing fees were incurred for services provided to procure tenants for the properties owned by the unconsolidated joint ventures. Fees were 1.0% of the total value of all leases executed for the properties, including new leases, renewals, extensions or other modifications.

•
Asset Management Fees/Financing Fees-Asset management fees were incurred for evaluating property value, performance and/or condition, appealing property assessments or tax valuations, recommending ways to enhance value and procuring financing. The fees were charged at hourly rates ranging from $40 to $125 for asset management services. In addition, financing fees were paid for any permanent financing placed on the properties, with fees of either 25 to 50 basis points of the financed amount or a flat fee of $50,000.

In addition to the fees noted above, certain unconsolidated joint ventures also reimbursed us for monthly maintenance and facilities management services provided to the properties owned by the unconsolidated joint ventures.

Fees earned by us from the unconsolidated joint ventures, which are included in other income (expense), net, are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property management fees	$—	$—	$38
Maintenance reimbursements	—	—	6
	$—	$—	$44
Subsequent to the Offering, we no longer earn fees from unconsolidated joint ventures.
Certain affiliated entities made loans to an affiliate in order to attain a higher return on excess cash balances, and these loans were classified as notes receivable from affiliate. The notes bore interest at LIBOR and were to be repaid upon demand. The notes receivable were settled as part of the Offering. A summary of the outstanding notes receivable from affiliate balances and related interest income are as follows (in thousands):

	As of and for the year ended December 31,
	2013	2012	2011
Notes receivable from affiliate	$—	$—	$—
Interest income	$—	$—	$3
We received unsecured loans on January 15, 2008, from certain of the entities that own Del Monte Center, for $12.0 million, the proceeds of which were used to fund construction at the property. The notes bore interest at 10.0% and required monthly principal and interest payments until maturity on March 1, 2013. The notes were classified as notes payable to affiliates. The notes were repaid using proceeds from the Offering or were otherwise settled in connection with the Offering.
At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $2.2 million, $2.1 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in rental income. In May 2011, the lease agreement at ICW Plaza was amended to terminate the lease of approximately 12,000 square feet and reduce base rent on one suite in line with market rent. Additionally, we leased space to Insurance Company of the West at Valencia Corporate Center until the sale of Valencia Corporate Center on August 30, 2011, and rental revenue recognized on these leases of $0.0 million, $0.0 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in discontinued operations.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.1 million, $1.0 million and $1.0 million were made for years ended December 31, 2013, 2012 and 2011 and included in rental expenses on the statements of income.

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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Retail
Property revenue	$93,449	$91,991	$86,511
Property expense	(23,900)	(24,955)	(24,512)
Segment profit	69,549	67,036	61,999
Total Office
Property revenue	90,527	78,101	57,319
Property expense	(26,688)	(23,780)	(18,015)
Segment profit	63,839	54,321	39,304
Total Multifamily
Property revenue	16,125	14,852	14,321
Property expense	(5,917)	(5,914)	(5,578)
Segment profit	10,208	8,938	8,743
Total Mixed-Use
Property revenue	54,956	50,522	44,634
Property expense	(33,481)	(31,465)	(28,774)
Segment profit	21,475	19,057	15,860
Total segments’ profit	$165,071	$149,352	$125,906

 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total segments' profit	$165,071	$149,352	$125,906
General and administrative	(17,195)	(15,593)	(13,627)
Depreciation and amortization	(66,775)	(61,853)	(55,936)
Interest expense	(58,020)	(57,328)	(54,580)
Early extinguishment of debt	—	—	(25,867)
Loan transfer and consent fees	—	—	(8,808)
Gain on acquisition	—	—	46,371
Other income (expense), net	(487)	(629)	212
Income from continuing operations	22,594	13,949	13,671
Discontinued operations
Income from discontinued operations	—	932	1,672
Gain on sale of real estate property	—	36,720	3,981
Results from discontinued operations	—	37,652	5,653
Net income	22,594	51,601	19,324
Net income attributable to restricted shares	(536)	(529)	(482)
Net loss attributable to Predecessor's noncontrolling interests in consolidated real estate entities	—	—	2,458
Net income attributable to Predecessor's controlled owners' equity	—	—	(16,995)
Net income attributable to unitholders in the Operating Partnership	(6,838)	(16,133)	(1,388)
Net income attributable to American Assets Trust, Inc. stockholders	$15,220	$34,939	$2,917
The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2013	December 31, 2012
Net real estate
Retail	$651,707	$669,177
Office	790,153	759,203
Multifamily	35,349	36,391
Mixed-Use	199,627	203,411
	$1,676,836	$1,668,182
Secured Notes Payable (1)
Retail	$303,249	$397,732
Office	427,256	428,194
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$962,259	$1,057,680
Capital Expenditures (2)
Retail	$4,849	$14,211
Office	27,275	22,136
Multifamily	24,641	964
Mixed-Use	1,942	727
	$58,707	$38,038

(1)	Excludes unamortized fair market value adjustment of $10.1 million and $13.0 million as of December 31, 2013 and 2012, respectively.

(2)	Capital expenditures represent cash paid for capital expenditures during the year and include leasing commissions paid.

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected quarterly information for 2013 and 2012 (in thousands):

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$64,645	$65,318	$62,914	$62,180
Operating income	20,407	21,441	19,373	19,880
Net income	6,907	6,258	4,564	4,865
Net income attributable to restricted shares	(139)	(132)	(133)	(132)
Net income attributable to unitholders in the Operating Partnership	(2,086)	(1,903)	(1,354)	(1,495)
Net income attributable to American Assets Trust, Inc. stockholders	$4,682	$4,223	$3,077	$3,238
Net income from continuing operations attributable to common stockholders - basic and diluted	$0.11	$0.11	$0.08	$0.08
Net income attributable to common stockholders - basic and diluted	$0.11	$0.11	$0.08	$0.08

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$63,120	$60,766	$56,131	$55,449
Operating income	20,247	18,206	16,641	16,812
Income from continuing operations	4,822	3,968	2,396	2,763
Results from discontinued operations	36,999	317	228	108
Net income	41,821	4,285	2,624	2,871
Net income attributable to restricted shares	(133)	(133)	(131)	(132)
Net income attributable to unitholders in the Operating Partnership	(13,111)	(1,335)	(804)	(883)
Net income attributable to American Assets Trust, Inc. stockholders	$28,577	$2,817	$1,689	$1,856
Net income from continuing operations attributable to common stockholders- basic and diluted	$0.08	$0.07	$0.04	$0.05
Net income from discontinued operations attributable to common stockholders - basic and diluted	$0.65	$0.01	$—	$—
Net income attributable to common stockholders - basic and diluted	$0.73	$0.08	$0.04	$0.05

NOTE 18. SUBSEQUENT EVENTS
On January 9, 2014, we entered into an amended and restated credit agreement. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million, with two, six-month extension options, and a term loan of $100 million, with three, twelve-month extension options. The credit facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. As of February 21, 2014, the Company had a term loan of $100.0 million outstanding and no outstanding amounts on the revolving line of credit.
Concurrent with the closing of the amended and restated credit facility, the Company entered into an interest rate swap agreement that is intended to fix the variable portion of the interest rate associated with the term loan through its maturity date and extension options.

American Assets Trust, Inc.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2013	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2013		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$11,629	$26,816	$120,503	$(37,804)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	11,442	4,200	11,442	(6,536)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	21,000	31,035	77,659	(25,985)	1994	3/28/2003	35 years
Del Monte Center	82,300	27,412	87,570	21,796	27,117	109,661	(40,558)	1967/1984/2006	4/8/2004	35 years
Geary Marketplace	—	8,239	12,353	37	8,238	12,391	(422)	2012	12/19/2012	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	9,622	8,620	20,884	(12,630)	1972/1997	6/12/1995	35 years
Rancho Carmel Plaza	—	3,450	—	3,763	3,487	3,726	(2,101)	1993	4/30/1990	35 years
The Shops at Kalakaua	19,000	13,993	10,919	100	14,006	11,006	(3,044)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	38,249	40,980	38,842	1,715	40,980	40,557	(4,038)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	23,000	4,401	—	10,626	4,401	10,626	(5,845)	1997	9/16/1995	35 years
Waikele Center	140,700	55,593	126,858	58,530	70,643	170,338	(45,943)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	5,589	25,135	196,587	(8,655)	1987	8/21/2012	40 years
First & Main	84,500	14,697	109,739	2,968	14,697	112,707	(10,454)	2010	3/11/2011	40 years
The Landmark at One Market	133,000	34,575	141,196	7,887	34,575	149,083	(15,818)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	34,910	18,660	96,311	(7,427)	1940-2011	7/1/2011	40 years
One Beach Street	21,900	15,332	18,017	1,933	15,332	19,950	(1,224)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	11,475	7,111	17,100	2,221	7,111	19,321	(1,845)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	36,804	7,298	27,887	1,102	7,298	28,989	(3,036)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve:
ICW Plaza	—	4,095	—	34,941	4,788	34,248	(10,084)	1996-1997	6/6/1989	40 years
Pacific North Court	21,377	3,263	—	22,801	4,309	21,755	(10,284)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	21,589	4,226	20,648	(9,289)	1996-1997	6/6/1989	40 years
Pacific VC	7,200	1,413	—	8,585	2,148	7,850	(4,158)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,671	911	1,475	(738)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	7,795	682	7,113	(36)	2013	6/6/1989	40 years
Torrey Reserve Land	—	229	—	10,678	3,825	7,082	—	N/A	6/6/1989	N/A
Imperial Beach Gardens	20,000	1,281	4,820	4,013	1,281	8,833	(7,208)	1959/2008-present	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	18,063	14,051	34,582	(23,035)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	7,700	2,744	4,540	1,124	2,744	5,664	(2,313)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	774	401	1,702	(1,353)	1971/2007-2008	6/1/1979	30 years
Waikiki Beach Walk:
Retail	130,310	45,995	74,943	63	45,995	75,006	(6,984)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	3,522	30,640	63,551	(8,581)	2008	1/19/2011	35 years
Solana Beach - Highway 101 Land	—	7,847	202	417	8,466	—	(189)	N/A	9/20/2011	N/A
Sorrento Valley Holdings Land	—	2,073	741	3,988	6,055	747	(964)	N/A	5/9/1997	N/A
	$962,259	$457,017	$1,191,446	$346,954	$493,420	$1,501,997	$(318,581)

(1) For Federal tax purposes, the aggregate tax basis is approximately $1.4 billion as of December 31, 2013.

American Assets Trust, Inc.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Real estate assets
Balance, beginning of period	$1,938,676	1,687,276	1,165,097
Additions:
Property acquisitions	—	270,082	563,858
Improvements (1)	60,677	41,303	13,595
Deductions:
Cost of Real Estate Sold	—	(57,188)	(37,599)
Other (1)(2)	(3,936)	(2,797)	(17,675)
Balance, end of period	$1,995,417	$1,938,676	$1,687,276
Accumulated depreciation
Balance, beginning of period	$270,494	$234,595	$221,997
Additions—depreciation (1)	51,949	47,792	42,498
Deductions:
Cost of Real Estate Sold	—	(9,216)	(12,225)
Other (1)(2)	(3,862)	(2,677)	(17,675)
Balance, end of period	$318,581	$270,494	$234,595

(1)	Includes discontinued operations for 160 King Street, which was sold on December 4, 2012 and Valencia Corporate Center, which was sold on August 30, 2011.

(2)	Other deductions for the years ended December 31, 2013, 2012 and 2011 represent the write-off of fully depreciated assets.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan
10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)
10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.9(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011
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

Exhibit No.	Description
10.28(1)	Form of Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and each of John W. Chamberlain, Robert F. Barton, Adam Wyll and Patrick Kinney
10.29(2)	Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady, dated January 19, 2011
10.30*	Amended and Restated Independent Director Compensation Policy
10.31(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
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

10.40(9)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.
10.41(9)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.
10.42*	American Assets Trust, Inc. and American Assets Trust, L.P. Incentive Bonus Plan, effective as of October 16, 2013.
10.43(10)
Amended and Restated Credit Agreement, dated January 9, 2014, among American Assets Trust, L.P., as the Borrower, American Assets Trust, Inc., as a Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and Wells Fargo Bank, N.A., as Syndication Agent and KeyBank National Association, Royal Bank of Canada and U.S. Bank National Association as Documentation Agents

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
101*
The Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.

(5)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.

(6)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.

(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(10)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.