Form 10-Q
period 2014-03-31
American Assets Trust, Inc.
filed 2014-05-02
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on May 2, 2014 was 41,935,138.

AMERICAN ASSETS TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,924,855	$1,919,015
Construction in progress	89,991	67,389
Held for development	9,028	9,013
	2,023,874	1,995,417
Accumulated depreciation	(330,945)	(318,581)
Net real estate	1,692,929	1,676,836
Cash and cash equivalents	79,486	48,987
Restricted cash	10,568	9,124
Accounts receivable, net	6,277	7,295
Deferred rent receivables, net	33,372	32,531
Other assets, net	56,326	57,670
TOTAL ASSETS	$1,878,958	$1,832,443
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$952,498	$952,174
Term loan	100,000	—
Line of credit	—	93,000
Accounts payable and accrued expenses	40,248	37,063
Security deposits payable	5,222	5,163
Other liabilities and deferred credits	58,514	58,465
Total liabilities	1,156,482	1,145,865
Commitments and contingencies (Note 9)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 41,935,138 and 40,512,563 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	419	405
Additional paid-in capital	735,175	692,196
Accumulated dividends in excess of net income	(48,619)	(44,090)
Accumulated other comprehensive loss	(521)	—
Total American Assets Trust, Inc. stockholders’ equity	686,454	648,511
Noncontrolling interests	36,022	38,067
Total equity	722,476	686,578
TOTAL LIABILITIES AND EQUITY	$1,878,958	$1,832,443
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Rental income	$60,482	$59,222
Other property income	3,471	2,958
Total revenue	63,953	62,180
EXPENSES:
Rental expenses	16,620	16,286
Real estate taxes	6,026	4,800
General and administrative	4,612	4,201
Depreciation and amortization	16,341	17,013
Total operating expenses	43,599	42,300
OPERATING INCOME	20,354	19,880
Interest expense	(13,632)	(14,736)
Other income (expense), net	(64)	(279)
NET INCOME	6,658	4,865
Net income attributable to restricted shares	(70)	(132)
Net income attributable to unitholders in the Operating Partnership	(1,986)	(1,495)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$4,602	$3,238

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.11	$0.08
Weighted average shares of common stock outstanding - basic	40,582,792	39,033,013

Earnings per common share, diluted	$0.11	$0.08
Weighted average shares of common stock outstanding - diluted	58,492,473	57,056,448

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.21

COMPREHENSIVE INCOME
Net income	$6,658	$4,865
Other comprehensive loss - unrealized loss on swap derivative during the period	(746)	—
Comprehensive income	5,912	4,865
Comprehensive income attributable to non-controlling interest	(1,761)	(1,495)
Comprehensive income attributable to American Assets Trust, Inc.	$4,151	$3,370

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2013	40,512,563	$405	$692,196	$(44,090)	$—	$38,067	$686,578
Net income	—	—	—	4,672	—	1,986	6,658
Common shares issued	1,435,215	14	46,912	—	—	—	46,926
Issuance of restricted stock	112,119	1	(1)	—	—	—	—
Conversion of operating partnership units	11,852	—	(133)	—	—	133	—
Dividends declared and paid	—	—	—	(9,201)	—	(3,939)	(13,140)
Stock-based compensation	—	—	519	—	—	—	519
Shares withheld for employee taxes	(136,611)	(1)	(4,318)	—	—	—	(4,319)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(521)	(225)	(746)
Balance at March 31, 2014	41,935,138	$419	$735,175	$(48,619)	$(521)	$36,022	$722,476
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$6,658	$4,865
Adjustments to reconcile income from operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,545)	(1,163)
Depreciation and amortization	16,341	17,013
Amortization of debt issuance costs and debt fair value adjustments	1,015	983
Stock-based compensation expense	519	676
Other, net	(362)	(1,202)
Changes in operating assets and liabilities
Change in restricted cash	(1,141)	(500)
Change in accounts receivable	1,022	(1,198)
Change in other assets	(392)	(216)
Change in accounts payable and accrued expenses	4,705	5,956
Change in security deposits payable	58	211
Change in other liabilities and deferred credits	1,115	247
Net cash provided by operating activities	27,993	25,672
INVESTING ACTIVITIES
Capital expenditures	(30,300)	(9,902)
Change in restricted cash	(303)	518
Leasing commissions	(996)	(338)
Net cash used in investing activities	(31,599)	(9,722)
FINANCING ACTIVITIES
Change in restricted cash	—	(1,400)
Repayment of secured notes payable	(405)	(943)
Proceeds from term loan	100,000	—
Repayment of line of credit	(93,000)	—
Debt issuance costs	(1,957)	—
Proceeds from issuance of common stock, net	46,926	—
Dividends paid to common stock and unitholders	(13,140)	(12,114)
Shares withheld for employee taxes	(4,319)	—
Net cash provided by (used in) financing activities	34,105	(14,457)
Net increase (decrease) in cash and cash equivalents	30,499	1,493
Cash and cash equivalents, beginning of period	48,987	42,479
Cash and cash equivalents, end of period	$79,486	$43,972
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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
We are a full service vertically integrated and self-administered REIT with approximately 120 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2014, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2014, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
March 31, 2014
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's annual report on Form 10-K for the year ended December 31, 2013.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Supplemental cash flow information
Total interest costs incurred	$14,467	$15,093
Interest capitalized	$835	$357
Interest expense	$13,632	$14,736
Cash paid for interest, net of amounts capitalized	$12,724	$13,128
Cash paid for income taxes	$—	$—
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(890)	$556
Accrued leasing commissions	$(630)	$689

 Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our significant accounting policies during the three months ended March 31, 2014.

Concurrent with the closing of our amended and restated credit facility on January 9, 2014 (Note 6), we entered into an interest rate swap agreement with a notional amount of $100.0 million. The interest rate swap is intended to fix the variable portion of our $100.0 million term loan at approximately 3.08% from January 9, 2014 through January 19, 2019. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2014, and we do not anticipate it will have a significant effect in the future.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. This pronouncement became effective for us in the first quarter of 2013 and did not have a significant impact on our consolidated financial statements.
In April 2014, the FASB issued ASU-2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity's operations and financial results. This pronouncement is effective in 2015, however, calendar year-end companies may early adopt during the first quarter of 2014. We have chosen to early adopt this pronouncement and it became effective for us in the first quarter of 2014. This pronouncement did not have a significant impact on our consolidated financial statements.
NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
In-place leases	$62,734	$62,813
Accumulated amortization	(39,882)	(38,279)
Above market leases	28,262	28,279
Accumulated amortization	(21,570)	(20,880)
Acquired lease intangible assets, net	$29,544	$31,933
Below market leases	$76,502	$76,502
Accumulated accretion	(29,887)	(28,592)
Acquired lease intangible liabilities, net	$46,615	$47,910

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swap at March 31, 2014 was a liability of $0.7 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three months ended March 31, 2014, the change in valuation on our interest rate swaps was a decrease of $0.7 million. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$821	$—	$821	$—	$769	$—	$769
Interest rate swap	$—	$746	$—	$746	$—	$—	$—	$—
 The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.5% to 5.2%.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
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

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$952,498	$993,568	$952,174	$990,296
Term loan	$100,000	$100,000	$—	$—
Line of credit	$—	$—	$93,000	$93,000
NOTE 4. OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Leasing commissions, net of accumulated amortization of $20,523 and $19,606 respectively	$17,152	$18,071
Acquired above market leases, net	6,692	7,399
Acquired in-place leases, net	22,852	24,534
Lease incentives, net of accumulated amortization of $2,683 and $2,590, respectively	1,017	1,110
Other intangible assets, net of accumulated amortization of $1,600 and $1,554, respectively	598	655
Debt issuance costs, net of accumulated amortization of $3,272 and $2,985, respectively	4,302	2,632
Prepaid expenses and other	3,713	3,269
Total other assets	$56,326	$57,670
NOTE 5. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Acquired below market leases, net	$46,615	$47,910
Prepaid rent and deferred revenue	8,209	7,506
Deferred rent expense and lease intangible	773	829
Deferred compensation	821	769
Deferred tax liability	233	233
Straight-line rent liability	1,020	1,145
Interest rate swap liability	746	—
Other liabilities	97	73
Total other liabilities and deferred credits	$58,514	$58,465
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

NOTE 6. DEBT
The following is a summary of our total secured notes payable outstanding as of March 31, 2014 and December 31, 2013 (in thousands):

	Principal Balance as of		Stated Interest Rate as of March 31, 2014	Stated Maturity Date
Description of Debt	March 31, 2014	December 31, 2013
Waikele Center (1)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (1)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (1)(2)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (1)	82,300	82,300	4.93%	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (3)	36,691	36,804	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	21,304	21,377	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	7,175	7,200	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	11,430	11,475	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	38,101	38,249	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	961,855	962,259
Unamortized fair value adjustment	(9,357)	(10,085)
Total Secured Notes Payable Outstanding	$952,498	$952,174

(1)	Interest only.

(2)
Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of March 31, 2014, we were in compliance with these financial covenants.
Credit Facility
On January 9, 2014, we entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan"). The Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

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
The Amended and Restated Credit Facility provides that our annual distributions may not exceed the greater of (1) 95% of our funds from operations or (2) the amount required for us to (a) qualify and maintain our real estate investment trust ("REIT") status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
As of March 31, 2014, we were in compliance with the Amended and Restated Credit Facility financial covenants.
NOTE 7. EQUITY
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2014, we issued 1,435,215 shares of common stock through the ATM equity program at a weighted average price per share of $33.06 for gross proceeds of $47.4 million and paid $0.4 million in sales agent compensation and $0.1 million in additional offering expenses related to the sales of these shares of common stock. We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2014, we had the capacity to issue up to an additional $76.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

Noncontrolling Interests
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,905,257 common units (the “noncontrolling common units”), and represented approximately 30.1% of the ownership interests in our Operating Partnership at March 31, 2014. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2014, approximately 11,852 common units were converted into shares of our common stock.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2014:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2014	$0.22	January 1, 2014 to March 31, 2014	March 28, 2014
Taxability of Dividends
Earnings and profits, which determine the taxability of distributions to stockholders and holders of common units, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.
Stock-Based Compensation

We follow the FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.  The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.
During the three months ended March 31, 2014, we awarded 112,119 shares of restricted common stock pursuant to our 2011 Equity Incentive Award Plan (the “2011 Plan”), which are subject to performance-based vesting. Up to one-third of the shares of restricted stock may vest on November 30, 2014, 2015 and 2016 based upon pre-defined market specific performance criteria.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2014:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	629,058	$15.58
Granted	112,119	29.96
Vested	(310,194)	15.42
Forfeited	—	—
Nonvested at March 31, 2014	430,983	$19.44
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.5 million and $0.7 million, respectively, in noncash compensation expense for the three months ended March 31, 2014 and 2013, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $4.4 million at March 31, 2014.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2014 and 2013, we had a weighted average of approximately 406,856 and 631,199, unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2014 and 2013, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013

NUMERATOR
Income from operations	$6,658	$4,865
Less: Net income attributable to restricted shares	(70)	(132)
Less: Income from operations attributable to unitholders in the Operating Partnership	(1,986)	(1,495)
Net income attributable to common stockholders—basic	$4,602	$3,238
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$4,602	$3,238
Plus: Income from operations attributable to unitholders in the Operating Partnership	1,986	1,495
Net income attributable to common stockholders—diluted	$6,588	$4,733
DENOMINATOR
Weighted average common shares outstanding—basic	40,582,792	39,033,013
Effect of dilutive securities—conversion of Operating Partnership units	17,909,681	18,023,435
Weighted average common shares outstanding—diluted	58,492,473	57,056,448

Earnings per common share, basic	$0.11	$0.08
Earnings per common share, diluted	$0.11	$0.08
NOTE 8. INCOME TAXES
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
A deferred tax liability of $0.2 million as of March 31, 2014 and December 31, 2013 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal
We are sometimes involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

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
Current minimum annual payments under the leases are as follows, as of March 31, 2014 (in thousands):

Year Ending December 31,
2014 (nine months ending December 31, 2014)	$1,935
2015	2,636
2016	1,709
2017	736	(1)
2018	740
Thereafter	2,221
Total	$9,977

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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.5 million based on operating performance through March 31, 2014.
We had a property management agreement with Langley Investment Properties, Inc. (“Langley”) pursuant to which Langley managed and operated Lloyd District Portfolio, and we paid Langley a monthly management fee of 3.5% of “gross receipts,” as defined in the property management agreement, as well as leasing commissions and construction oversight fees in certain situations. The property management agreement was terminated on February 1, 2013 by mutual consent of both parties. Langley continued to provide development consulting services to us until June 30, 2013 and leasing services to us until December 31, 2013 pursuant to a development, consulting, leasing and transition services and management termination agreement.
Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remains in remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next two to ten years. The work performed is financed through an escrow account funded by the seller upon purchase of the Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
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

As of March 31, 2014, the Company has accrued approximately $6.6 million for transfer taxes that the Company expected to incur on its California properties in connection with its initial public offering.   The Company believes that it has filed all necessary forms with the requisite taxing authorities, but can offer no assurances that the taxing authorities will agree with the Company's estimate above.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 36.0% of total revenues for the three months ended March 31, 2014. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.7% of total revenues for the three months ended March 31, 2014. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2014 and 2013, no tenant accounted for more than 10% of our total rental revenue.
NOTE 10. OPERATING LEASES
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
As of March 31, 2014, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2014 (nine months ending December 31, 2014)	$116,016
2015	148,996
2016	129,347
2017	112,064
2018	79,838
Thereafter	155,343
Total	$741,604

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

NOTE 11. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Minimum rents
Retail	$17,292	$17,351
Office	20,236	20,500
Multifamily	3,834	3,583
Mixed-use	2,470	2,420
Cost reimbursement	6,804	5,671
Percentage rent	425	418
Hotel revenue	9,002	8,848
Other	419	431
Total rental income	$60,482	$59,222
Minimum rents include $1.0 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Rental operating	$6,526	$6,314
Hotel operating	5,553	5,482
Repairs and maintenance	2,122	2,114
Marketing	390	352
Rent	611	613
Hawaii excise tax	965	939
Management fees	453	472
Total rental expenses	$16,620	$16,286
NOTE 12. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest and investment income	$48	$8
Income tax expense	(112)	(297)
Other non-operating income	—	10
Total other income (expense), net	$(64)	$(279)
NOTE 13. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, which is under the indirect control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $0.5 million for each of the three months ended March 31, 2014 and 2013, respectively, is included in rental income.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.2 million, respectively, were made for the three months ended March 31, 2014 and 2013 and are included in rental expenses on the statement of income.
NOTE 14. SEGMENT REPORTING
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2014	2013
Total Retail
Property revenue	$22,999	$22,154
Property expense	(6,058)	(4,971)
Segment profit	16,941	17,183
Total Office
Property revenue	22,831	22,422
Property expense	(6,893)	(6,436)
Segment profit	15,938	15,986
Total Multifamily
Property revenue	4,130	3,875
Property expense	(1,427)	(1,442)
Segment profit	2,703	2,433
Total Mixed-Use
Property revenue	13,993	13,729
Property expense	(8,268)	(8,237)
Segment profit	5,725	5,492
Total segments’ profit	$41,307	$41,094

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2014
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2014	2013
Total segments’ profit	$41,307	$41,094
General and administrative	(4,612)	(4,201)
Depreciation and amortization	(16,341)	(17,013)
Interest expense	(13,632)	(14,736)
Other income (expense), net	(64)	(279)
Net income	6,658	4,865
Net income attributable to restricted shares	(70)	(132)
Net income attributable to unitholders in the Operating Partnership	(1,986)	(1,495)
Net income attributable to American Assets Trust, Inc. stockholders	$4,602	$3,238
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2014	December 31, 2013
Net Real Estate
Retail	$647,816	$651,707
Office	811,097	790,153
Multifamily	34,984	35,349
Mixed-Use	199,032	199,627
	$1,692,929	$1,676,836
Secured Notes Payable (1)
Retail	$303,101	$303,249
Office	427,000	427,256
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$961,855	$962,259

(1)	Excludes unamortized fair market value adjustments of $9.4 million and $10.1 million as of March 31, 2014 and December 31, 2013, respectively.

Capital expenditures for each segment for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Capital Expenditures (1)
Retail	$1,506	$1,947
Office	7,091	7,862
Multifamily	21,877	143
Mixed-Use	822	288
	$31,296	$10,240

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2013.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2014, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of March 31, 2014, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 69.9% of our Operating Partnership as of March 31, 2014. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013. We have not made any material changes to these policies during the periods covered by this report.

Concurrent with the closing of the amended and restated credit facility on January 9, 2014 (Note 6), we entered into an interest rate swap agreement with a notional amount of $100.0 million. The interest rate swap is intended to fix the variable portion of our $100.0 million term loan at approximately 3.08% from January 9, 2014 through January 19, 2019. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2014, and we do not anticipate it will have a significant effect in the future.

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
While there is judgment surrounding changes in designations, we typically reclassify significant development, redevelopment or expansion properties into same-store properties once they are stabilized. Properties are deemed stabilized typically at the earlier of (i), reaching 90% occupancy or (ii) four quarters following a property's inclusion in operating real estate. We typically remove properties from same-store properties when the development, redevelopment or expansion has or is expected to have a significant impact to the property's annualized base rent, occupancy and operating income within the calendar year. Our evaluation of significant impact related to development, redevelopment or expansion activity is based on quantitative and qualitative measures including, but not limited to the following: the total budgeted cost of planned construction activity compared to the property’s annualized base rent, occupancy and property operating income within the calendar year; percentage of development, redevelopment or expansion square footage to total property square footage; and the ability to maintain historic occupancy and rental rates. In consideration of these measures, we generally remove properties from same-store properties when we see a decline in a property's annualized base rent, occupancy and operating income within the calendar year as a direct result of ongoing redevelopment, development or expansion activity. Acquired properties are classified to same-store properties once we have owned such properties for the entirety of comparable period(s) and the properties are not under significant development or expansion.

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income decreased approximately 4.1% for the three months ended March 31, 2014 compared to the same period in 2013. Office redevelopment same-store net operating income decreased approximately 0.1% for the three months ended March 31, 2014 compared to the same period in 2013.

Below is a summary of our same-store composition for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014, three acquired properties were classified into same-store properties and two properties with significant redevelopment activity were removed from same-store properties when compared to the designations for the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013
Same-Store	21	20
Non-Same Store	2	3
Total Properties	23	23

Redevelopment Same-Store	23	N/A

Total Development Properties	5	5

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

We continue our ongoing redevelopment efforts at Lloyd District Portfolio and are currently under construction to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 581,000 square feet of office space. Construction of the project is expected to be complete in 2015, with an anticipated stabilization date in 2017. Projected costs of the development are approximately $192 million, of which approximately $53 million has been incurred to date.

Additionally, we continue our ongoing redevelopment efforts at Torrey Reserve Campus and are currently under construction to increase rentable office space by approximately 81,500 square feet. Construction of the project is expected to be complete in the fall of 2014, with an expected stabilization date in 2015. Projected costs of the redevelopment are approximately $34 million, of which approximately $21 million has been incurred to date.

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

During the three months ended March 31, 2014, we signed 15 retail leases for a total of 62,667 square feet of retail space, of which all were comparable space leases (leases for which there was a prior tenant) at an average rental rate increase of 9.8% on a cash basis and an increase of 20.9% on a straight-line basis. New retail leases for comparable spaces were signed for 1,609 square feet at an average rental rate increase of 3.0% on a cash basis and 3.0% on a straight-line basis. Renewals for comparable retail spaces were signed for 61,058 square feet at an average rental rate increase of 10.1% on a cash basis and 21.6% on a straight-line basis. Tenant improvements and incentives were $10.00 and $8.41 per square foot of retail space for comparable new leases and comparable renewals, respectively, for the three months ended March 31, 2014.

During the three months ended March 31, 2014, we signed 9 office leases for a total of 28,773 square feet of office space including 4,406 square feet of comparable space leases, at an average rental rate increase of 11.1% on a cash basis and average rental increase of 13.8% on a straight-line basis. New office leases for comparable spaces were signed for 2,469 square feet at an average rental rate increase of 8.9% on a cash basis and average rental rate increase of 10.3% on a straight-line basis.

Renewals for comparable office spaces were signed for 1,937 square feet at an average rental rate increase of 13.8% on a cash basis and 18.3% on a straight-line basis. Tenant improvements and incentives were $12.40 per square foot of office space for comparable new leases for the three months ended March 31, 2014. There were no tenant improvements and incentives for renewals for comparable office spaces.

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

The leases signed in 2014 generally become effective over the following year, though some may not become effective until 2015 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2014, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $24.50 million and $7.47 million for the three months ended March 31, 2014 and 2013, respectively.

We capitalized external and internal costs related to other property improvements combined of $4.91 million and $1.88 million for the three months ended March 31, 2014 and 2013, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.03 million and $0.03 million for the three months ended March 31, 2014 and 2013, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $0.84 million and $0.36 million for the three months ended March 31, 2014 and 2013, respectively.

Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013
The following summarizes our consolidated results of operations for the three months ended March 31, 2014 compared to our consolidated results of operations for the three months ended March 31, 2013. As of March 31, 2014 and 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2014 and 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2014	2013
Revenues
Rental income	$60,482	$59,222	$1,260	2%
Other property income	3,471	2,958	513	17
Total property revenues	63,953	62,180	1,773	3
Expenses
Rental expenses	16,620	16,286	334	2
Real estate taxes	6,026	4,800	1,226	26
Total property expenses	22,646	21,086	1,560	7
Total property income	41,307	41,094	213	1
General and administrative	(4,612)	(4,201)	(411)	10
Depreciation and amortization	(16,341)	(17,013)	672	(4)
Interest expense	(13,632)	(14,736)	1,104	(7)
Other income (expense), net	(64)	(279)	215	(77)
Total other, net	(34,649)	(36,229)	1,580	(4)
Net income	6,658	4,865	1,793	37
Net income attributable to restricted shares	(70)	(132)	62	(47)
Net income attributable to unitholders in the Operating Partnership	(1,986)	(1,495)	(491)	33
Net income attributable to American Assets Trust, Inc. stockholders	$4,602	$3,238	$1,364	42%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $1.8 million, or 3%, to $64.0 million for the three months ended March 31, 2014 compared to $62.2 million for the three months ended March 31, 2013. The percentage leased was as follows for each segment as of March 31, 2014 and 2013:

	Percentage Leased (1) March 31,
	2014	2013
Retail	96.8%	96.1%
Office	89.5%	93.8%
Multifamily	96.3%	94.3%
Mixed-Use (2)	98.9%	95.5%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2014 or March 31, 2013, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $1.3 million, or 2%, to $60.5 million for the three months ended March 31, 2014 compared to $59.2 million for the three months ended March 31, 2013. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2014	2013			2014	2013
Retail	$22,685	$21,859	$826	4%	$22,667	$21,848	$819	4%
Office	21,387	21,419	(32)	—	15,023	15,187	(164)	(1)
Multifamily	3,834	3,585	249	7	3,834	3,585	249	7
Mixed-Use	12,576	12,359	217	2	12,576	12,359	217	2
	$60,482	$59,222	$1,260	2%	$54,100	$52,979	$1,121	2%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue increased $0.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was due to an increase in cost reimbursements during the three months ended March 31, 2014 primarily at Lomas Santa Fe Plaza and Alamo Quarry Market due to real estate tax refunds for prior years, which were received in 2013. This increase was offset by a decrease in rental revenue at Waikele Center due to the expiration of the Foodland Super Market lease during the first quarter of 2014.
Same-store office rental revenue decreased $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was due to a decrease in percentage leased during the three months ended March 31, 2014 primarily at First & Main. At First & Main percentage leased decreased from 100.0% at March 31, 2013 to 80.4% at March 31, 2014 mainly due to the expiration of the Treasury Tax Administration lease during the fourth quarter of 2013. This decrease was offset by an increase in rental revenue at The Landmark at One Market due to the expansion of space leased to salesforce.com during the fourth quarter of 2013. Additionally, the decrease in same-store office rental revenue was offset by additional real estate tax cost reimbursements primarily at City Center Bellevue.
Multifamily rental revenue increased $0.2 million primarily due to an increase in average occupancy to 96.5% during the three months ended March 31, 2014 compared to 93.7% during the three months ended March 31, 2013.
Mixed-use rental revenue increased $0.2 million primarily due to an increase in percentage leased of our retail property. The increase is also attributed to higher revenue per available room of $271 for the three months ended March 31, 2014 compared to $266 for the three months ended March 31, 2013.

Other property income. Other property income increased $0.5 million, or 17%, to $3.5 million for the three months ended March 31, 2014 compared to $3.0 million for the three months ended March 31, 2013. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2014	2013			2014	2013
Retail	$314	$295	$19	6%	$314	$295	$19	6%
Office	1,444	1,003	441	44	805	752	53	7
Multifamily	296	290	6	2	296	290	6	2
Mixed-Use	1,417	1,370	47	3	1,417	1,370	47	3
	$3,471	$2,958	$513	17%	$2,832	$2,707	$125	5%
Office other property income increased $0.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a lease termination fee from a tenant at Torrey Reserve Campus. Same-store office other property income increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in parking income at First & Main.
Mixed-use other property income increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in parking income at the retail property portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.6 million, or 7%, to $22.6 million for the three months ended March 31, 2014, compared to $21.1 million for the three months ended March 31, 2013. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $0.3 million, or 2%, to $16.6 million for the three months ended March 31, 2014, compared to $16.3 million for the three months ended March 31, 2013. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2014	2013			2014	2013
Retail	$3,292	$3,087	$205	7%	$3,291	$3,076	$215	7%
Office	4,540	4,375	165	4	2,961	2,862	99	3
Multifamily	1,004	1,040	(36)	(3)	1,004	1,040	(36)	(3)
Mixed-Use	7,784	7,784	—	—	7,784	7,784	—	—
	$16,620	$16,286	$334	2%	$15,040	$14,762	$278	2%
Retail rental expenses increased $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to litigation expense at Lomas Santa Fe Plaza and an increase in bad debt for a tenant at Alamo Quarry Market. The increase is also attributed to an increase in utility expense during the three months ended March 31, 2014.
Office rental expenses increased $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in maintenance and utility expenses during the three months ended March 31, 2014.

Real Estate Taxes. Real estate taxes increased $1.2 million, or 26%, to $6.0 million for the three months ended March 31, 2014 compared to $4.8 million for the three months ended March 31, 2013. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2014	2013			2014	2013
Retail	$2,766	$1,884	$882	47%	$2,754	$1,860	$894	48%
Office	2,353	2,061	292	14	1,614	1,338	276	21
Multifamily	423	402	21	5	423	402	21	5
Mixed-Use	484	453	31	7	484	453	31	7
	$6,026	$4,800	$1,226	26%	$5,275	$4,053	$1,222	30%
Retail real estate taxes increased $0.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to property tax refunds for prior years which were received during 2013 primarily at Lomas Santa Fe Plaza and Alamo Quarry Market.
Office real estate taxes increased $0.3 million for three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to higher tax assessments at City Center Bellevue related to increased occupancy.
Property Operating Income
Property operating income increased $0.2 million, or 1%, to $41.3 million for the three months ended March 31, 2014, compared to $41.1 million for the three months ended March 31, 2013. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2014	2013			2014	2013
Retail	$16,941	$17,183	$(242)	(1)%	$16,936	$17,207	$(271)	(2)%
Office	15,938	15,986	(48)	—	11,253	11,739	(486)	(4)
Multifamily	2,703	2,433	270	11	2,703	2,433	270	11
Mixed-Use	5,725	5,492	233	4	5,725	5,492	233	4
	$41,307	$41,094	$213	1%	$36,617	$36,871	$(254)	(1)%
Same-store retail property operating income decreased $0.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to the expiration of the Foodland Super Market lease during the first quarter of 2013 and an increase in rental expenses during the three months ended March 31, 2014.
Same-store office property operating income decreased $0.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to a decrease in occupancy for our same-store office properties and increase in real estate tax assessments for City Center Bellevue.
The increase in multifamily property operating income was primarily due to higher occupancy for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
The increase in mixed-use property operating income was primarily due to an increase in percentage leased and parking income at the retail portion of our mixed-use property. The increase is also attributed to higher revenue per available room at the hotel portion of our mixed-use property for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Other
General and Administrative. General and administrative expenses increased $0.4 million, or 10%, to $4.6 million for the three months ended March 31, 2014, compared to $4.2 million for the three months ended March 31, 2013. This increase was due primarily to an increase in employee related costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.7 million, or 4%, to $16.3 million for the three months ended March 31, 2014, compared to $17.0 million for the three months ended March 31, 2013. This decrease was primarily due to tenant improvements that were fully depreciated 2013.

Interest Expense. Interest expense decreased $1.1 million, or 7%, to $13.6 million for the three months ended March 31, 2014, compared to $14.7 million for the three months ended March 31, 2013. This decrease was primarily due to the payment of the outstanding mortgage encumbering Alamo Quarry Market during the fourth quarter of 2013 and an increase in capitalized interest related to our redevelopment properties.
Other Income(Expense), Net. Other expense, net decreased $0.2 million, or 77%, to $0.1 million for the three months ended March 31, 2014, compared to other expense, net of $0.3 million for the three months ended March 31, 2013, primarily due to a decrease in income tax expense.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our net taxable income. As of March 31, 2014, we held $79.5 million in cash and cash equivalents.
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
On May 6, 2013, we entered into an ATM equity program with four sales agents in which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the quarter ended March 31, 2014, we issued 1,435,215 shares of common stock at a weighted average price per share of $33.06 for gross cash proceeds of $47.4 million. We intend to use the net proceeds to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2014, we had the capacity to issue up to an additional $76.6 million in shares of common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

Our overall capital requirements for the remainder of 2014 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of the Lloyd District Portfolio, Torrey Reserve Campus and Sorrento Pointe. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2014, partly as a result of an additional 81,500 square feet of office space under development at Torrey Reserve Campus, which we expect to complete during 2014. We expect to invest an additional approximately $13 million related to Torrey Reserve Campus during this period. Additionally, construction at Lloyd District Portfolio is ongoing and is expected to be complete in 2015, which will result in approximately 47,000 additional square feet of retail space and 657 multi-family units. We expect to invest approximately $192 million related to the the Lloyd District Portfolio, of which $53 million has been incurred as of March 31, 2014. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving credit facility. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued under our ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
Indebtedness Outstanding
The following table sets forth information as of March 31, 2014 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at March 31, 2014	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Waikele Center (1)	140,700	5.15%	145,607	November 1, 2014	140,700
The Shops at Kalakaua (1)	19,000	5.45%	1,053	May 1, 2015	19,000
The Landmark at One Market (1)(2)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (1)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (1)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,020	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (3)	36,691	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (3)	21,304	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (3)	7,175	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (3)	11,430	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (3)	38,101	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,479	November 1, 2022	111,000
Total	961,855		$190,568		$952,239
Unamortized fair value adjustment	(9,357)
Total Secured Notes Payable Balance	$952,498

(1)	Interest only.

(2)
Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of March 31, 2014, we were in compliance with these financial covenants.

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
On January 9, 2014, we entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then-in place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowings of $350 million, consisting of a revolving line of credit of $250 million, or the revolver loan, and a term loan of $100 million, or the term loan. The amended and restated credit facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
Borrowings under the amended and restated credit facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the revolver loan) and (b) 1.30% to 1.90% (with respect to the term loan), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the revolver loan) and (ii) 0.30% to 0.90% (with respect to the term loan), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the credit agreement. If we obtain an investment-grade debt rating, under the terms set forth in the amended and restated credit facility, the spreads will further improve.

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
The amended and restated credit facility provides that annual distributions by the Operating Partnership may not exceed the greater of (1) 95% of its funds from operations or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
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
As of March 31, 2014, we were in compliance with all then in-place credit facility covenants.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013
Cash and cash equivalents were $79.5 million and $44.0 million, at March 31, 2014 and 2013, respectively.
Net cash provided by operating activities increased $2.3 million to $28.0 million for the three months ended March 31, 2014 compared to $25.7 million for the three months ended March 31, 2013. The increase in cash from operations was primarily due to higher net income before certain non-cash items, including lease termination payments.

Net cash used in investing activities increased $21.9 million to $31.6 million for the three months ended March 31, 2014 compared to $9.7 million for the three months ended March 31, 2013. The increase was primarily due to redevelopment construction activity at Lloyd District Portfolio and Torrey Reserve Campus.
Net cash provided by financing activities was $34.1 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $14.5 million for the three months ended March 31, 2013. The increase of cash provided by financing activities was primarily due to proceeds received from our amended and restated credit facility and proceeds received from the sale of shares of our common stock under our ATM program.
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

The following is a reconciliation of our NOI to net income for the three months ended March 31, 2014 and 2013 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2014	2013
Net operating income	$41,307	$41,094
General and administrative	(4,612)	(4,201)
Depreciation and amortization	(16,341)	(17,013)
Interest expense	(13,632)	(14,736)
Other income (expense), net	(64)	(279)
Net income	$6,658	$4,865
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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2014 and 2013 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2014	2013
Funds from Operations (FFO)
Net income	$6,658	$4,865
Plus: Real estate depreciation and amortization	16,341	17,013
Funds from operations	22,999	21,878
Less: Nonforfeitable dividends on incentive restricted stock awards	(70)	(88)
FFO attributable to common stock and units	$22,929	$21,790
FFO per diluted share/unit	$0.39	$0.38
Weighted average number of common shares and units, diluted (1)	58,626,718	57,266,950

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by attempting to match anticipated inflow of cash from our operating, investing and financing activities with anticipated outflow of cash to fund debt payments, dividends to our stockholders and Operating Partnership unitholders, investments, capital expenditures and other cash requirements.
Interest Rate Risk
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
Fixed Interest Rate Debt
All of our outstanding debt obligations (maturing at various times through November 2022) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2014, we had $961.9 million of fixed rate debt outstanding with an estimated fair value of $993.6 million. Additionally, we consider our $100.0 million term loan outstanding as of March 31, 2014 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2014 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $26.1 million. If interest rates at March 31, 2014 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $27.6 million.
Variable Interest Rate Debt
At March 31, 2014, our only variable interest rate debt is the revolver loan under our amended and restated credit facility, which had no balance outstanding at March 31, 2014.
We may enter into certain types of derivative financial instruments to reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2014, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08%.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.
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

10.2*	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of March 25, 2014.
10.3*	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.4*	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and John W. Chamberlain dated March 25, 2014
10.5*	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.6*	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.7*	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Patrick Kinney dated March 25, 2014
10.8*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

(1)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

May 2, 2014	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)