Form 10-Q
period 2014-06-30
American Assets Trust, Inc.
filed 2014-08-01
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on August 1, 2014 was 42,615,331.

AMERICAN ASSETS TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,926,204	$1,919,015
Construction in progress	116,498	67,389
Held for development	9,084	9,013
	2,051,786	1,995,417
Accumulated depreciation	(341,760)	(318,581)
Net real estate	1,710,026	1,676,836
Cash and cash equivalents	78,859	48,987
Restricted cash	10,766	9,124
Accounts receivable, net	4,940	7,295
Deferred rent receivables, net	33,956	32,531
Other assets, net	53,876	57,670
TOTAL ASSETS	$1,892,423	$1,832,443
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$952,847	$952,174
Term loan	100,000	—
Line of credit	—	93,000
Accounts payable and accrued expenses	38,885	37,063
Security deposits payable	5,323	5,163
Other liabilities and deferred credits	57,675	58,465
Total liabilities	1,154,730	1,145,865
Commitments and contingencies (Note 9)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 42,615,331 and 40,512,563 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	426	405
Additional paid-in capital	759,158	692,196
Accumulated dividends in excess of net income	(54,186)	(44,090)
Accumulated other comprehensive loss	(1,093)	—
Total American Assets Trust, Inc. stockholders’ equity	704,305	648,511
Noncontrolling interests	33,388	38,067
Total equity	737,693	686,578
TOTAL LIABILITIES AND EQUITY	$1,892,423	$1,832,443
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Rental income	$58,793	$59,705	$119,275	$118,927
Other property income	3,392	3,209	6,863	6,167
Total revenue	62,185	62,914	126,138	125,094
EXPENSES:
Rental expenses	16,500	16,686	33,120	32,972
Real estate taxes	5,129	5,476	11,155	10,276
General and administrative	4,635	4,426	9,247	8,627
Depreciation and amortization	18,209	16,953	34,550	33,966
Total operating expenses	44,473	43,541	88,072	85,841
OPERATING INCOME	17,712	19,373	38,066	39,253
Interest expense	(13,439)	(14,744)	(27,071)	(29,480)
Other income (expense), net	1,078	(65)	1,014	(344)
NET INCOME	5,351	4,564	12,009	9,429
Net income attributable to restricted shares	(94)	(133)	(164)	(265)
Net income attributable to unitholders in the Operating Partnership	(1,544)	(1,354)	(3,530)	(2,849)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$3,713	$3,077	$8,315	$6,315

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.09	$0.08	$0.20	$0.16
Weighted average shares of common stock outstanding - basic	41,816,379	39,460,086	41,202,993	39,247,729

Earnings per common share, diluted	$0.09	$0.08	$0.20	$0.16
Weighted average shares of common stock outstanding - diluted	59,721,636	57,429,837	59,110,450	57,244,174

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.21	$0.44	$0.42

COMPREHENSIVE INCOME
Net income	$5,351	$4,564	$12,009	$9,429
Other comprehensive loss - unrealized loss on swap derivative during the period	(811)	—	(1,557)	—
Comprehensive income	4,540	4,564	10,452	9,429
Comprehensive income attributable to non-controlling interest	(1,305)	(1,354)	(3,066)	(2,849)
Comprehensive income attributable to American Assets Trust, Inc.	$3,235	$3,210	$7,386	$6,580

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2013	40,512,563	$405	$692,196	$(44,090)	$—	$38,067	$686,578
Net income	—	—	—	8,479	—	3,530	12,009
Common shares issued	2,110,485	21	69,888	—	—	—	69,909
Issuance of restricted stock	117,983	1	(1)	—	—	—	—
Forfeiture of restricted stock	(941)	—	—	—	—	—	—
Conversion of operating partnership units	11,852	—	(133)	—	—	133	—
Dividends declared and paid	—	—	—	(18,575)	—	(7,878)	(26,453)
Stock-based compensation	—	—	1,526	—	—	—	1,526
Shares withheld for employee taxes	(136,611)	(1)	(4,318)	—	—	—	(4,319)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,093)	(464)	(1,557)
Balance at June 30, 2014	42,615,331	$426	$759,158	$(54,186)	$(1,093)	$33,388	$737,693
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$12,009	$9,429
Adjustments to reconcile income from operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,806)	(1,874)
Depreciation and amortization	34,550	33,966
Amortization of debt issuance costs and debt fair value adjustments	2,031	1,966
Stock-based compensation expense	1,526	1,393
Other, net	(368)	(481)
Changes in operating assets and liabilities
Change in restricted cash	(673)	(818)
Change in accounts receivable	2,379	(1,073)
Change in other assets	(377)	(38)
Change in accounts payable and accrued expenses	1,013	2,662
Change in security deposits payable	160	238
Change in other liabilities and deferred credits	890	303
Net cash provided by operating activities	50,334	45,673
INVESTING ACTIVITIES
Capital expenditures	(61,261)	(21,204)
Change in restricted cash	(969)	433
Leasing commissions	(1,628)	(1,344)
Net cash used in investing activities	(63,858)	(22,115)
FINANCING ACTIVITIES
Change in restricted cash	—	(1,400)
Repayment of secured notes payable	(784)	(1,839)
Proceeds from term loan	100,000	—
Repayment of line of credit	(93,000)	—
Debt issuance costs	(1,957)	—
Proceeds from issuance of common stock, net	69,909	24,922
Dividends paid to common stock and unitholders	(26,453)	(24,380)
Shares withheld for employee taxes	(4,319)	—
Net cash provided by (used in) financing activities	43,396	(2,697)
Net increase (decrease) in cash and cash equivalents	29,872	20,861
Cash and cash equivalents, beginning of period	48,987	42,479
Cash and cash equivalents, end of period	$78,859	$63,340
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
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
We are a full service vertically integrated and self-administered REIT with approximately 118 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2014, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2014, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2014
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Supplemental cash flow information
Total interest costs incurred	$29,121	$30,326
Interest capitalized	$2,050	$846
Interest expense	$27,071	$29,480
Cash paid for interest, net of amounts capitalized	$25,244	$27,021
Cash paid for income taxes	$319	$585
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$656	$(1,407)
Accrued leasing commissions	$154	$389
Reduction to capital for prepaid offering costs	$—	$437

 Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our significant accounting policies during the six months ended June 30, 2014.

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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2014, and we do not anticipate it will have a significant effect in the future.
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
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers. Update No. 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period; early adoption is not permitted. We are in the process of evaluating the impact this pronouncement will have on our consolidated financial statements.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
In-place leases	$62,303	$62,813
Accumulated amortization	(41,073)	(38,279)
Above market leases	28,239	28,279
Accumulated amortization	(22,164)	(20,880)
Acquired lease intangible assets, net	$27,305	$31,933
Below market leases	$76,472	$76,502
Accumulated accretion	(31,131)	(28,592)
Acquired lease intangible liabilities, net	$45,341	$47,910
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

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swap at June 30, 2014 was a liability of $1.6 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three and six months ended June 30, 2014, the change in valuation on our interest rate swaps was a decrease of $0.8 million and $1.6 million, respectively. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$865	$—	$865	$—	$769	$—	$769
Interest rate swap	$—	1,557	$—	$1,557	$—	$—	$—	$—
 The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.3% to 4.9%.
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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$952,847	$997,201	$952,174	$990,296
Term loan	$100,000	$100,000	$—	$—
Line of credit	$—	$—	$93,000	$93,000
NOTE 4. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Leasing commissions, net of accumulated amortization of $21,427 and $19,606 respectively	$17,443	$18,071
Acquired above market leases, net	6,075	7,399
Acquired in-place leases, net	21,230	24,534
Lease incentives, net of accumulated amortization of $2,775 and $2,590, respectively	925	1,110
Other intangible assets, net of accumulated amortization of $1,637 and $1,554, respectively	543	655
Debt issuance costs, net of accumulated amortization of $3,559 and $2,985, respectively	4,015	2,632
Prepaid expenses and other	3,645	3,269
Total other assets	$53,876	$57,670

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

NOTE 5. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquired below market leases, net	$45,341	$47,910
Prepaid rent and deferred revenue	7,915	7,506
Interest rate swap liability	1,557	—
Deferred rent expense and lease intangible	718	829
Deferred compensation	865	769
Deferred tax liability	233	233
Straight-line rent liability	931	1,145
Other liabilities	115	73
Total other liabilities and deferred credits	$57,675	$58,465
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 6. DEBT
The following is a summary of our total secured notes payable outstanding as of June 30, 2014 and December 31, 2013 (in thousands):

	Principal Balance as of		Stated Interest Rate as of June 30, 2014	Stated Maturity Date
Description of Debt	June 30, 2014	December 31, 2013
Waikele Center (1)	140,700	140,700	5.15%	November 1, 2014
The Shops at Kalakaua (1)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (1)(2)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (1)	82,300	82,300	4.93%	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (3)	36,590	36,804	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	21,228	21,377	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	7,151	7,200	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	11,389	11,475	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	37,963	38,249	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	961,475	962,259
Unamortized fair value adjustment	(8,628)	(10,085)
Total Secured Notes Payable Outstanding	$952,847	$952,174

(1)	Interest only.

(2)
Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of June 30, 2014, we were in compliance with these financial covenants.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

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
As of June 30, 2014, we were in compliance with the Amended and Restated Credit Facility financial covenants.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

NOTE 7. EQUITY
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and six months ended June 30, 2014, the following shares of common stock and related proceeds were sold through the ATM equity program (in thousands, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Number of shares of common stock issued through ATM program	675,270	2,110,485
Weighted average price per share	$34.46	$33.51

Proceeds, gross	$23,266	$70,713
Sales agent compensation	(233)	(708)
Offering costs	(51)	(96)
Proceeds, net	$22,982	$69,909
 We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2014, we had the capacity to issue up to an additional $53.3 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Noncontrolling Interests
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,905,257 common units (the “noncontrolling common units”), and represented approximately 29.8% of the ownership interests in our Operating Partnership at June 30, 2014. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2014, approximately 11,852 common units were converted into shares of our common stock.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2014:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2014	$0.22	January 1, 2014 to March 31, 2014	March 28, 2014
Second Quarter 2014	$0.22	April 1, 2014 to June 30, 2014	June 27, 2014
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

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
On March 25, 2014, we awarded 112,119 shares of restricted common stock pursuant to our 2011 Equity Incentive Award Plan (the “2011 Plan”), which are subject to performance-based vesting. Up to one-third of the shares of restricted stock may vest on November 30, 2014, 2015 and 2016 based upon pre-defined market specific performance criteria.

In addition, on the date of each annual meeting of our stockholders, each non-employee director who continues to serve on our board of directors (the "Board") following such annual meeting will be granted restricted shares of our common stock pursuant to the 2011 Plan. On June 17, 2014, we awarded a total of 5,864 shares of restricted common stock pursuant to our 2011 Plan to our non-employee directors. These awards of restricted stock will vest subject to the director's continued service on the Board on the earlier of (i) the one year anniversary of the date of grant or (ii) the date of the next annual meeting of our stockholders, if such non-employee director continues his or her service on the Board until the next annual meeting of stockholders, but not thereafter, pursuant to our independent director compensation policy.
For the performance-based stock awards, the fair value of the awards were estimated using a Monte Carlo Simulation model. Our stock price, along with the stock prices of a group of peer REITs, is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the stock price of the Company and the group of REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date.
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2014:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	629,058	$15.58
Granted	117,983	30.17
Vested	(311,862)	15.50
Forfeited	(941)	29.96
Nonvested at June 30, 2014	434,238	$19.57
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.5 million and $1.4 million, respectively, in noncash compensation expense for the six months ended June 30, 2014 and 2013, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $3.7 million at June 30, 2014.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 431,059 and 630,374 for the three months ended June 30, 2014 and 2013, respectively, and 419,024 and 630,784 for the six months ended June 30, 2014 and 2013, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2014 and 2013, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NUMERATOR
Income from operations	$5,351	$4,564	$12,009	$9,429
Less: Net income attributable to restricted shares	(94)	(133)	(164)	(265)
Less: Income from operations attributable to unitholders in the Operating Partnership	(1,544)	(1,354)	(3,530)	(2,849)
Net income attributable to common stockholders—basic	$3,713	$3,077	$8,315	$6,315
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$3,713	$3,077	$8,315	$6,315
Plus: Income from operations attributable to unitholders in the Operating Partnership	1,544	1,354	3,530	2,849
Net income attributable to common stockholders—diluted	$5,257	$4,431	$11,845	$9,164
DENOMINATOR
Weighted average common shares outstanding—basic	41,816,379	39,460,086	41,202,993	39,247,729
Effect of dilutive securities—conversion of Operating Partnership units	17,905,257	17,969,751	17,907,457	17,996,445
Weighted average common shares outstanding—diluted	59,721,636	57,429,837	59,110,450	57,244,174

Earnings per common share, basic	$0.09	$0.08	$0.20	$0.16
Earnings per common share, diluted	$0.09	$0.08	$0.20	$0.16
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
A deferred tax liability of $0.2 million as of June 30, 2014 and December 31, 2013 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax benefit (expense) is recorded in other income (expense), net in our consolidated statements of comprehensive income. For the three and six months ended June 30, 2014 we recorded an income tax benefit of $0.3 million and $0.2 million, respectively. For the three and six months ended June 30, 2013 we recorded an income tax expense of $0.1 million and $0.4 million, respectively.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

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
Current minimum annual payments under the leases are as follows, as of June 30, 2014 (in thousands):

Year Ending December 31,
2014 (six months ending December 31, 2014)	$1,297
2015	2,636
2016	1,709
2017	736	(1)
2018	740
Thereafter	2,221
Total	$9,339

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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.4 million based on operating performance through June 30, 2014.
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

As of June 30, 2014, the Company has accrued approximately $6.6 million for transfer taxes that the Company expected to incur on its California properties in connection with its initial public offering.  The Company believes that it has filed all necessary forms with the requisite taxing authorities, but can offer no assurances that the taxing authorities will agree with the Company's estimate above.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 36.9% of total revenues for the six months ended June 30, 2014. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.9% of total revenues for the six months ended June 30, 2014. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2014 and 2013, no tenant accounted for more than 10% of our total rental revenue.
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
As of June 30, 2014, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2014 (six months ending December 31, 2014)	$77,933
2015	153,467
2016	134,562
2017	117,141
2018	85,310
Thereafter	178,610
Total	$747,023

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 11. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Minimum rents
Retail	$17,448	$17,236	$34,740	$34,587
Office	20,200	20,298	40,436	40,798
Multifamily	3,897	3,687	7,731	7,270
Mixed-use	2,496	2,257	4,966	4,677
Cost reimbursement	6,906	7,242	13,710	12,913
Percentage rent	391	402	816	820
Hotel revenue	7,043	8,178	16,045	17,026
Other	412	405	831	836
Total rental income	$58,793	$59,705	$119,275	$118,927
Minimum rents include $0.6 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.7 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental operating	$6,432	$6,430	$12,958	$12,744
Hotel operating	4,973	5,438	10,526	10,920
Repairs and maintenance	2,872	2,489	4,994	4,603
Marketing	392	344	782	696
Rent	614	611	1,225	1,224
Hawaii excise tax	835	952	1,800	1,891
Management fees	382	422	835	894
Total rental expenses	$16,500	$16,686	$33,120	$32,972
NOTE 12. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and investment income	$50	$26	$98	$34
Income tax benefit (expense)	283	(91)	171	(388)
Termination fee income, net	745	—	745	10
Total other income (expense), net	$1,078	$(65)	$1,014	$(344)

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

NOTE 13. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, which is under the direct control of Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.1 million for each of the six months ended June 30, 2014 and 2013, respectively, is included in rental income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million were made for each of the six months ended June 30, 2014 and 2013 and are included in rental expenses on the statements of comprehensive income.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Retail
Property revenue	$23,570	$23,497	$46,569	$45,651
Property expense	(6,448)	(6,060)	(12,506)	(11,031)
Segment profit	17,122	17,437	34,063	34,620
Total Office
Property revenue	22,433	22,512	45,264	44,934
Property expense	(6,085)	(6,584)	(12,978)	(13,020)
Segment profit	16,348	15,928	32,286	31,914
Total Multifamily
Property revenue	4,210	3,974	8,340	7,849
Property expense	(1,554)	(1,416)	(2,981)	(2,858)
Segment profit	2,656	2,558	5,359	4,991
Total Mixed-Use
Property revenue	11,972	12,931	25,965	26,660
Property expense	(7,542)	(8,102)	(15,810)	(16,339)
Segment profit	4,430	4,829	10,155	10,321
Total segments’ profit	$40,556	$40,752	$81,863	$81,846
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segments’ profit	$40,556	$40,752	$81,863	$81,846
General and administrative	(4,635)	(4,426)	(9,247)	(8,627)
Depreciation and amortization	(18,209)	(16,953)	(34,550)	(33,966)
Interest expense	(13,439)	(14,744)	(27,071)	(29,480)
Other income (expense), net	1,078	(65)	1,014	(344)
Net income	5,351	4,564	12,009	9,429
Net income attributable to restricted shares	(94)	(133)	(164)	(265)
Net income attributable to unitholders in the Operating Partnership	(1,544)	(1,354)	(3,530)	(2,849)
Net income attributable to American Assets Trust, Inc. stockholders	$3,713	$3,077	$8,315	$6,315

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2014
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2014	December 31, 2013
Net Real Estate
Retail	$644,811	$651,707
Office	751,171	750,890
Multifamily	116,513	74,612
Mixed-Use	197,531	199,627
	$1,710,026	$1,676,836
Secured Notes Payable (1)
Retail	$302,963	$303,249
Office	426,758	427,256
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$961,475	$962,259

(1)	Excludes unamortized fair market value adjustments of $8.6 million and $10.1 million as of June 30, 2014 and December 31, 2013, respectively.

Capital expenditures for each segment for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital Expenditures (1)
Retail	$1,125	$580	$2,631	$2,527
Office	8,590	11,439	15,681	19,301
Multifamily	19,763	206	41,640	349
Mixed-Use	2,115	83	2,937	371
	$31,593	$12,308	$62,889	$22,548

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of June 30, 2014, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of June 30, 2014, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 70.2% of our Operating Partnership as of June 30, 2014. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013. We have not made any material changes to these policies during the periods covered by this report.

Concurrent with the closing of the amended and restated credit facility on January 9, 2014 (Note 6), we entered into an interest rate swap agreement with a notional amount of $100.0 million. The interest rate swap is intended to fix the variable portion of our $100.0 million term loan at approximately 3.08% from January 9, 2014 through January 19, 2019. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements, without exchange of the underlying notional amount.

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2014, and we do not anticipate it will have a significant effect in the future.

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
While there is judgment surrounding changes in designations, we typically reclassify significant development, redevelopment or expansion properties into same-store properties once they are stabilized. Properties are deemed stabilized typically at the earlier of (i), reaching 90% occupancy or (ii) four quarters following a property's inclusion in operating real estate. We typically remove properties from same-store properties when the development, redevelopment or expansion has or is expected to have a significant impact on the property's annualized base rent, occupancy and operating income within the calendar year. Our evaluation of significant impact related to development, redevelopment or expansion activity is based on quantitative and qualitative measures including, but not limited to the following: the total budgeted cost of planned construction activity compared to the property’s annualized base rent, occupancy and property operating income within the calendar year; percentage of development, redevelopment or expansion square footage to total property square footage; and the ability to maintain historic occupancy and rental rates. In consideration of these measures, we generally remove properties from same-store properties when we see a decline in a property's annualized base rent, occupancy and operating income within the calendar year as a direct result of ongoing redevelopment, development or expansion activity. Acquired properties are classified into same-store properties once we have owned such properties for the entirety of comparable period(s) and the properties are not under significant development or expansion.

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income decreased approximately 0.2% and 2.2%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. Office redevelopment same-store net operating income increased approximately 2.7% and 1.3%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Below is a summary of our same-store composition for the three and six months ended June 30, 2014 and 2013. For the three months ended June 30, 2014, two acquired properties were classified into same-store properties and two properties with significant redevelopment activity were removed from same-store properties when compared to the designations for the three months ended June 30, 2013. For the six months ended June 30, 2014, three acquired properties were classified into same-store properties and two properties with significant redevelopment activity were removed from same-store properties when compared to the designations for the six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Same-Store	21	21	21	20
Non-Same Store	2	2	2	3
Total Properties	23	23	23	23

Redevelopment Same-Store	23	N/A	23	N/A

Total Development Properties	5	5	5	5

Outlook

We seek growth in earnings, funds from operations and cash flows primarily through a combination of the following: growth in our same-store portfolio, growth in our portfolio from property development and redevelopments and expansion of our portfolio through property acquisitions. Our properties are located in some of the nation's most dynamic, high-barrier-to-entry markets primarily in Southern California, Northern California, Oregon, Washington and Hawaii, which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities.

We continue our ongoing redevelopment efforts at Lloyd District Portfolio and are currently under construction to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 581,000 square feet of office space. Construction of the project is expected to be complete in 2015, with an anticipated stabilization date in 2017. Projected costs of the development are approximately $192 million, of which approximately $72 million has been incurred to date.

Additionally, we continue our ongoing redevelopment efforts at Torrey Reserve Campus and are currently under construction to increase rentable office space by approximately 81,500 square feet. Construction of the project is expected to be complete in the fall of 2014, with an expected stabilization date in 2015. Projected costs of the redevelopment are approximately $34 million, of which approximately $24 million has been incurred to date.

Additionally, we continue our development efforts at Sorrento Pointe with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be complete in 2016, with an expected stabilization date in 2017. Projected costs of the development are approximately $46 million, of which approximately $7 million has been incurred to date.

We intend to opportunistically pursue the development of future phases of Lloyd District Portfolio, Torrey Reserve Campus and Sorrento Pointe based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent upon our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our revolving credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.
Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants, as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of the current economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations.

During the three months ended June 30, 2014, we signed 25 retail leases for a total of 148,960 square feet of retail space including 81,909 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase of 14.5% on a cash basis and an increase of 25.0% on a straight-line basis. New retail leases for comparable spaces were signed for 10,424 square feet at an average rental rate increase of 29.5% on a cash basis and 37.3% on a straight-line basis. Renewals for comparable retail spaces were signed for 71,485 square feet at an average rental rate increase of 12.2% on a cash basis and 23.2% on a straight-line basis. Tenant improvements and incentives were $64.20 and $29.80 per square foot of retail space for comparable new leases and comparable renewals, respectively, for the three months ended June 30, 2014. The increase in tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Alamo Quarry Market. The increase in tenant improvements and incentives for comparable renewals is mainly attributed to tenants at Carmel Mountain Plaza.

During the three months ended June 30, 2014, we signed 16 office leases for a total of 76,843 square feet of office space including 33,680 square feet of comparable space leases, at an average rental rate decrease of 6.6% on a cash basis and average rental decrease of 4.8% on a straight-line basis. New office leases for comparable spaces were signed for 14,459 square feet at an average rental rate decrease of 17.7% on a cash basis and decrease of 20.0% on a straight-line basis. Renewals for comparable office spaces were signed for 19,221 square feet at an average rental rate increase of 4.8% on a cash basis and 11.9% on a straight-line basis. Tenant improvements and incentives were $10.82 and $2.47 per square foot of office space for comparable new leases and comparable renewals, respectively, for the three months ended June 30, 2014.

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and, in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement of a space as it relates to a specific lease, but may also include base-building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

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

Through the remainder of 2014, we believe our leasing volume will be in-line with our historical averages and result in overall overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $25.07 million and $6.11 million for the three months ended June 30, 2014 and 2013, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $49.56 million and $13.58 million for the six months ended June 30, 2014 and 2013, respectively.

We capitalized external and internal costs related to other property improvements combined of $7.44 million and $4.34 million for the three months ended June 30, 2014 and 2013, respectively. We capitalized external and internal costs related to other property improvements combined of $12.35 million and $6.22 million for the six months ended June 30, 2014 and 2013, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.03 million and $0.03 million for the three months ended June 30, 2014 and 2013, respectively. We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.06 million and $0.06 million for the six months ended June 30, 2014 and 2013, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $1.21 million and $0.49 million for the three months ended June 30, 2014 and 2013, respectively. We capitalized interest costs related to both development and redevelopment activities combined of $2.05 million and $0.85 million for the six months ended June 30, 2014 and 2013, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013
The following summarizes our consolidated results of operations for the three months ended June 30, 2014 compared to our consolidated results of operations for the three months ended June 30, 2013. As of June 30, 2014 and 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2014 and 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2014	2013
Revenues
Rental income	$58,793	$59,705	$(912)	(2)%
Other property income	3,392	3,209	183	6
Total property revenues	62,185	62,914	(729)	(1)
Expenses
Rental expenses	16,500	16,686	(186)	(1)
Real estate taxes	5,129	5,476	(347)	(6)
Total property expenses	21,629	22,162	(533)	(2)
Total property income	40,556	40,752	(196)	(1)
General and administrative	(4,635)	(4,426)	(209)	5
Depreciation and amortization	(18,209)	(16,953)	(1,256)	7
Interest expense	(13,439)	(14,744)	1,305	(9)
Other income (expense), net	1,078	(65)	1,143	(1,758)
Total other, net	(35,205)	(36,188)	983	(3)
Net income	5,351	4,564	787	17
Net income attributable to restricted shares	(94)	(133)	39	(29)
Net income attributable to unitholders in the Operating Partnership	(1,544)	(1,354)	(190)	14
Net income attributable to American Assets Trust, Inc. stockholders	$3,713	$3,077	$636	21%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $0.7 million, or 1%, to $62.2 million for the three months ended June 30, 2014 compared to $62.9 million for the three months ended June 30, 2013. The percentage leased was as follows for each segment as of June 30, 2014 and 2013:

	Percentage Leased (1) June 30,
	2014	2013
Retail	98.8%	96.6%
Office	88.5%	92.9%
Multifamily	98.8%	97.7%
Mixed-Use (2)	99.5%	93.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2014 or June 30, 2013, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $0.9 million, or 2%, to $58.8 million for the three months ended June 30, 2014 compared to $59.7 million for the three months ended June 30, 2013. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$23,287	$23,073	$214	1%	$23,272	$23,062	$210	1%
Office	20,923	21,442	(519)	(2)	14,764	15,140	(376)	(2)
Multifamily	3,899	3,688	211	6	3,899	3,688	211	6
Mixed-Use	10,684	11,502	(818)	(7)	10,684	11,502	(818)	(7)
	$58,793	$59,705	$(912)	(2)%	$52,619	$53,392	$(773)	(1)%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue increased $0.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was due to an increase in the percentage leased during the three months ended June 30, 2014. The increase in percentage lease was primarily at Carmel Mountain Plaza, which increased from 91.9% at June 30, 2013 to 99.5% at June 30, 2014 and includes the commencement of the Saks Off 5th lease during the second quarter of 2014. This increase was offset by a decrease in cost reimbursements related to real estate tax refunds received at Alamo Quarry Market.
Office rental revenue decreased $0.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a decrease in percentage leased. Same-store office revenue decreased $0.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to a decrease in percentage leased during the three months ended June 30, 2014, primarily at First & Main. At First & Main percentage leased decreased from 100.0% at June 30, 2013 to 80.4% at June 30, 2014 mainly due to the expiration of the Treasury Tax Administration lease during the fourth quarter of 2013. Additionally, there was a decrease in office rental revenue at The Landmark at One Market due to real estate tax refunds for prior years received during the second quarter of 2014. These decreases in same-store office rental revenue were offset by additional real estate tax cost reimbursements primarily at City Center Bellevue.
Multifamily rental revenue increased $0.2 million primarily due to an increase in average occupancy to 96.9% during the three months ended June 30, 2014 compared to 95.4% during the three months ended June 30, 2013. The increase was also attributed to higher average base rent per unit of $1,455 during the three months ended June 30, 2014 compared to $1,398 during the three months ended June 30, 2013.

Mixed-use rental revenue decreased $0.8 million primarily due to a decrease in hotel occupancy to 71.3%, which was in turn due to a room referesh of one hotel tower during the second quarter of 2014, during the three months ended June 30, 2014 compared to hotel occupancy of 87.6% during the three months ended June 30, 2013.
Other property income. Other property income increased $0.2 million, or 6%, to $3.4 million for the three months ended June 30, 2014 compared to $3.2 million for the three months ended June 30, 2013. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$283	$424	$(141)	(33)%	$283	$424	$(141)	(33)%
Office	1,510	1,070	440	41	747	853	(106)	(12)
Multifamily	311	286	25	9	311	286	25	9
Mixed-Use	1,288	1,429	(141)	(10)	1,288	1,429	(141)	(10)
	$3,392	$3,209	$183	6%	$2,629	$2,992	$(363)	(12)%
Retail other property income decreased $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an additional distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants received during the second quarter of 2013.
Office other property income increased $0.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to lease termination fees from tenants at Torrey Reserve Campus. Same-store office other property income decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a decrease in parking income at City Center Bellevue.
Mixed-use other property income decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to decreases in parking income and food and beverage sales at the hotel portion of our mixed-use property, which was itself attributable to decreased occupancy at the hotel during the second quarter of 2014.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased by $0.5 million, or 2%, to $21.6 million for the three months ended June 30, 2014, compared to $22.2 million for the three months ended June 30, 2013. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses decreased $0.2 million, or 1%, to $16.5 million for the three months ended June 30, 2014, compared to $16.7 million for the three months ended June 30, 2013. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$3,746	$3,401	$345	10%	$3,742	$3,393	$349	10%
Office	4,565	4,621	(56)	(1)	3,031	3,046	(15)	—
Multifamily	1,132	1,014	118	12	1,132	1,014	118	12
Mixed-Use	7,057	7,650	(593)	(8)	7,057	7,650	(593)	(8)
	$16,500	$16,686	$(186)	(1)%	$14,962	$15,103	$(141)	(1)%
Retail rental expenses increased $0.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to litigation expenses related to Lomas Santa Fe Plaza. The increase was also attributed to an increase in parking lot repairs during the three months ended June 30, 2014 at Alamo Quarry Market, Waikele Center and Solana Beach Towne Center.
Multifamily rental expenses increased $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in maintenance and utility expenses during the three months ended June 30, 2014.

Mixed-use rental expenses decreased $0.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a decrease in food and beverage and room expenses, which was itself attributed to the decrease in occupancy at the hotel potion of our mixed-use property. The decrease was also attributed to a decrease in management fees during the three months ended June 30, 2014.
Real Estate Taxes. Real estate taxes decreased $0.3 million, or 6%, to $5.1 million for the three months ended June 30, 2014 compared to $5.5 million for the three months ended June 30, 2013. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$2,702	$2,659	$43	2%	$2,677	$2,635	$42	2%
Office	1,520	1,963	(443)	(23)	933	1,374	(441)	(32)
Multifamily	422	402	20	5	422	402	20	5
Mixed-Use	485	452	33	7	485	452	33	7
	$5,129	$5,476	$(347)	(6)%	$4,517	$4,863	$(346)	(7)%
Retail real estate taxes increased $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to property tax refunds for prior years which were received during 2013, primarily at Lomas Santa Fe Plaza.
Office real estate taxes decreased $0.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to property tax refunds at The Landmark at One Market for prior years which were received during the second quarter of 2014.
Property Operating Income
Property operating income decreased $0.2 million, or 1%, to $40.6 million for the three months ended June 30, 2014, compared to $40.8 million for the three months ended June 30, 2013. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$17,122	$17,437	$(315)	(2)%	$17,136	$17,458	$(322)	(2)%
Office	16,348	15,928	420	3	11,547	11,573	(26)	—
Multifamily	2,656	2,558	98	4	2,656	2,558	98	4
Mixed-Use	4,430	4,829	(399)	(8)	4,430	4,829	(399)	(8)
	$40,556	$40,752	$(196)	(1)%	$35,769	$36,418	$(649)	(2)%
Same-store retail property operating income decreased $0.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily due to a decrease in other property income and increase in rental expenses during the three months ended June 30, 2014.
Office property operating income increased $0.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to lease termination fees received at Torrey Reserve Campus.
Multifamily property operating income increased $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to higher occupancy for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Mixed-use property operating income decreased $0.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily due to a decrease in occupancy at the hotel portion of our mixed-use property for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other
General and Administrative. General and administrative expenses increased $0.2 million, or 5%, to $4.6 million for the three months ended June 30, 2014, compared to $4.4 million for the three months ended June 30, 2013. This increase was due primarily to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million, or 7%, to $18.2 million for the three months ended June 30, 2014, compared to $17.0 million for the three months ended June 30, 2013. This increase was primarily due to accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the hotel's room refresh.
Interest Expense. Interest expense decreased $1.3 million, or 9%, to $13.4 million for the three months ended June 30, 2014, compared to $14.7 million for the three months ended June 30, 2013. This decrease was primarily due to the payment of the outstanding mortgage encumbering Alamo Quarry Market during the fourth quarter of 2013 and an increase in capitalized interest related to our redevelopment properties.
Other Income (Expense), Net. Other income, net increased $1.1 million, or 1,758%, to $1.1 million for the three months ended June 30, 2014, compared to other expense, net of $0.1 million for the three months ended June 30, 2013, primarily due to a net termination fee earned on a canceled acquisition and a decrease in income tax expense attributed to the decrease in hotel revenue during the second quarter of 2014.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
The following summarizes our consolidated results of operations for the six months ended June 30, 2014 compared to our consolidated results of operations for the six months ended June 30, 2013.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2014	2013
Revenues
Rental income	$119,275	$118,927	$348	1%
Other property income	6,863	6,167	696	11
Total property revenues	126,138	125,094	1,044	1
Expenses
Rental expenses	33,120	32,972	148	1
Real estate taxes	11,155	10,276	879	9
Total property expenses	44,275	43,248	1,027	2
Total property income	81,863	81,846	17	—
General and administrative	(9,247)	(8,627)	(620)	7
Depreciation and amortization	(34,550)	(33,966)	(584)	2
Interest expense	(27,071)	(29,480)	2,409	(8)
Other income (expense), net	1,014	(344)	1,358	(395)
Total other, net	(69,854)	(72,417)	2,563	(4)
Net income	12,009	9,429	2,580	27
Net income attributable to restricted shares	(164)	(265)	101	(38)
Net income attributable to unitholders in the Operating Partnership	(3,530)	(2,849)	(681)	24
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$8,315	$6,315	$2,000	32%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $1.0 million, or 1%, to $126.1 million for the six months ended June 30, 2014 compared to $125.1 million for the six months ended June 30, 2013. The percentage leased was as follows for each segment as of June 30, 2014 and 2013:

	Percentage Leased (1) June 30,
	2014	2013
Retail	98.8%	96.6%
Office	88.5%	92.9%
Multifamily	98.8%	97.7%
Mixed-Use (2)	99.5%	93.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2014 or June 30, 2013, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $0.3 million, or 1%, to $119.3 million for the six months ended June 30, 2014 compared to $118.9 million for the six months ended June 30, 2013. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$45,972	$44,932	1,040	2%	$45,938	$44,909	$1,029	2%
Office	42,310	42,861	(551)	(1)	29,786	30,327	(541)	(2)
Multifamily	7,733	7,273	460	6	7,733	7,273	460	6
Mixed-Use	23,260	23,861	(601)	(3)	23,260	23,861	(601)	(3)
	$119,275	$118,927	$348	1%	$106,717	$106,370	$347	1%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue increased $1.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to an increase in cost reimbursements and percentage leased during the six months ended June 30, 2014. The increase in percentage leased was primarily at Carmel Mountain Plaza, which increased from 91.9% at June 30, 2013 to 99.5% at June 30, 2014 and includes the commencement of the Saks Off 5th lease during the second quarter of 2014. The increase was also attributed an increase in cost reimbursements at Alamo Quarry Market related to real estate tax refunds received during 2013. These increases were offset by a decrease in rental revenue at Waikele Center due to the expiration of the Foodland Super Market lease during the first quarter of 2014.
Same-store office rental revenue decreased $0.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to a decrease in percentage leased during the six months ended June 30, 2014 primarily at First & Main. At First & Main, percentage leased decreased from 100.0% at June 30, 2013 to 80.4% at June 30, 2014 mainly due to the expiration of the Treasury Tax Administration lease during the fourth quarter of 2013. Additionally, there was a decrease in office rental revenue at One Beach Street due to lease terminations during the second quarter of 2013. These decreases in same-store office rental revenue were offset by additional real estate tax cost reimbursements at City Center Bellevue during the six months ended June 30, 2014.
Multifamily rental revenue increased $0.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to an increase in average occupancy to 96.7% during the six months ended June 30, 2014 compared to 94.5% during the six months ended June 30, 2013. The increase was also attributed to higher average base rent per unit of $1,446 during the six months ended June 30, 2014 compared to $1,393 during the six months ended June 30, 2013.

Mixed-use rental revenue decreased $0.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily due to a decrease in hotel occupancy during the six months ended June 30, 2014 to 80.7% compared to hotel occupancy of 88.6% for the six months ended June 30, 2013, which was itself attributable to the room refresh one hotel tower during the second quarter of 2014. This decrease was offset by an increase in the percentage leased of the retail portion of our mixed-use property.
Other property income. Other property income increased $0.7 million, or 11%, to $6.9 million for the six months ended June 30, 2014, compared to $6.2 million for the six months ended June 30, 2013. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$597	$719	$(122)	(17)%	$597	$719	$(122)	(17)%
Office	2,954	2,073	881	42	1,552	1,605	(53)	(3)
Multifamily	607	576	31	5	607	576	31	5
Mixed-Use	2,705	2,799	(94)	(3)	2,705	2,799	(94)	(3)
	$6,863	$6,167	$696	11%	$5,461	$5,699	$(238)	(4)%
Same-store retail other property income decreased $0.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an additional distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants received during the second quarter of 2013.
Office other property income increased $0.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during the second quarter of 2014. Same-store office other property income decreased $0.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a lease termination fee from a tenant at City Center Bellevue received during the second quarter of 2013.
Mixed-use other property income decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a decrease in food and beverage sales at the hotel portion of our mixed-use property, which was itself attributable to the decreased occupancy at the hotel during the second quarter of 2014.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.0 million, or 2%, to $44.3 million for the six months ended June 30, 2014, compared to $43.2 million for the six months ended June 30, 2013. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $0.1 million, or 1%, to $33.1 million for the six months ended June 30, 2014, compared to $33.0 million for the six months ended June 30, 2013. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$7,038	$6,488	$550	8%	$7,033	$6,469	$564	9%
Office	9,105	8,996	109	1	5,992	5,908	84	1
Multifamily	2,136	2,054	82	4	2,136	2,054	82	4
Mixed-Use	14,841	15,434	(593)	(4)	14,841	15,434	(593)	(4)
	$33,120	$32,972	$148	1%	$30,002	$29,865	$137	1%
Same-store retail rental expenses increased $0.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to litigation expenses related to Lomas Santa Fe Plaza. The increase is also attributed to an increase in parking lot repairs during the six months ended June 30, 2014 at Alamo Quarry Market, Waikele Center and Solana Beach Towne Center.

Office rental expenses increased $0.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due an increase in maintenance and repair expense during the six months ended June 30, 2014.
Multifamily rental expenses increased $0.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in maintenance and utility expenses at the multifamily properties during the period.
Mixed-use rental expenses decreased $0.6 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a decrease in food and beverage and room expenses, which was itself attributable to a decrease in occupancy at the hotel potion of our mixed-use property. The decrease was also attributed to a decrease in management fees during the six months ended June 30, 2014
Real Estate Taxes. Real estate tax expense increased $0.9 million, or 9%, to $11.2 million for the six months ended June 30, 2014 compared to $10.3 million for the six months ended June 30, 2013. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$5,468	$4,543	$925	20%	$5,430	$4,494	$936	21%
Office	3,873	4,024	(151)	(4)	2,546	2,712	(166)	(6)
Multifamily	845	804	41	5	845	804	41	5
Mixed-Use	969	905	64	7	969	905	64	7
	$11,155	$10,276	$879	9%	$9,790	$8,915	$875	10%
Retail real estate taxes increased $0.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to property tax refunds for prior years which were received during 2013 primarily at Lomas Santa Fe Plaza and Alamo Quarry Market.
Office real estate taxes decreased $0.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to property tax refunds received at The Landmark at One Market for prior years which were received during the second quarter of 2014. This increase was offset by additional real estate tax expenses for the six months ended June 30, 2014 due to the acquisition of City Center Bellevue on August 21, 2012.
Property Operating Income
Property operating income increased $0.02 million to $81.9 million for the six months ended June 30, 2014, compared to $81.8 million for the six months ended June 30, 2013. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2014	2013			2014	2013
Retail	$34,063	$34,620	$(557)	(2)%	$34,072	$34,665	$(593)	(2)%
Office	32,286	31,914	372	1	22,800	23,312	(512)	(2)
Multifamily	5,359	4,991	368	7	5,359	4,991	368	7
Mixed-Use	10,155	10,321	(166)	(2)	10,155	10,321	(166)	(2)
	$81,863	$81,846	$17	—%	$72,386	$73,289	$(903)	(1)%
Same-store retail property operating income decreased $0.6 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in real estate taxes during the six months ended June 30, 2014 related to property tax refunds for prior years which were received during 2013. The increase was also attributed to an increase in tenant litigation fees and rental expenses at our same-store properties.
Office property operating income increased $0.4 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to lease termination fees at Torrey Reserve Campus received during the second quarter of 2014 and a decrease in real estate tax expense related to property tax refunds received at The Landmark at One Market for prior years which were received during the second quarter of 2014. Same-store office property income decreased

$0.5 million during the six months ended June 30, 2014 primarily due to a decrease in occupancy for our same-store office properties.
Multifamily property operating income increased $0.4 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily caused by an increase in average occupancy during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Mixed-use property operating income decreased $0.2 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily due to a decrease in occupancy at the hotel portion of our mixed-use property for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Other
General and Administrative. General and administrative expenses increased $0.6 million, or 7%, to $9.2 million for the six months ended June 30, 2014, compared to $8.6 million for the six months ended June 30, 2013. This increase was due primarily to an increase in personnel related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 2%, to $34.6 million for the six months ended June 30, 2014, compared to $34.0 million for the six months ended June 30, 2013. This increase was primarily due to accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the hotel's room refresh.
Interest Expense. Interest expense decreased $2.4 million, or 8%, to $27.1 million for the six months ended June 30, 2014 compared with $29.5 million for the six months ended June 30, 2013. This decrease was primarily due to the payment of the outstanding mortgage encumbering Alamo Quarry Market during the fourth quarter of 2013 and an increase in capitalized interest related to our redevelopment properties.
Other Income (Expense), Net. Other income, net increased $1.4 million, or 395%, to $1.0 million for the six months ended June 30, 2014, compared to other expense, net of $0.3 million for the six months ended June 30, 2013, primarily due to a net termination fee earned on a canceled acquisition and a decrease in income tax expense attributed to the decrease in hotel revenue during 2014.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As a REIT, we must generally make annual distributions to stockholders of at least 90% of our net taxable income. As of June 30, 2014, we held $78.9 million in cash and cash equivalents.
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
On May 6, 2013, we entered into an ATM equity program with four sales agents in which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. As of June 30, 2014, we had issued 2,851,937 shares of common stock at a weighted average price per share of $33.89 for gross cash proceeds of $96.7 million since the commencement of our ATM equity program. We intend to use the net proceeds to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2014, we had the capacity to issue up to an additional $53.3 million in shares of common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Our overall capital requirements for the remainder of 2014 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of the Lloyd District Portfolio, Torrey Reserve Campus and Sorrento Pointe. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2014, partly as a result of an additional 81,500 square feet of office space under development at Torrey Reserve Campus, which we expect to complete during 2014. We expect to invest an additional approximately $10 million related to Torrey Reserve Campus during this period. Additionally, construction at Lloyd District Portfolio is ongoing and is expected to be complete in 2015, which will result in approximately 47,000 additional square feet of retail space and 657 multi-family units. We expect to invest approximately $192 million related to the Lloyd District Portfolio, of which $72 million has been incurred as of June 30, 2014. Additionally, construction at Sorrento Pointe is in process and is expected to be complete in 2016, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $46 million related to Sorrento Pointe, of which $7 million has been incurred as of June 30, 2014. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving credit facility. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued under our ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

Indebtedness Outstanding
The following table sets forth information as of June 30, 2014 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at June 30, 2014	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Waikele Center (1)	140,700	5.15%	143,777	November 1, 2014	140,700
The Shops at Kalakaua (1)	19,000	5.45%	19,966	May 1, 2015	19,000
The Landmark at One Market (1)(2)	133,000	5.61%	7,558	July 5, 2015	133,000
Del Monte Center (1)	82,300	4.93%	4,121	July 8, 2015	82,300
First & Main (1)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,117	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (3)	36,590	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (3)	21,228	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (3)	7,151	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (3)	11,389	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (3)	37,963	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,479	November 1, 2022	111,000
Total	961,475		$207,748		$952,239
Unamortized fair value adjustment	(8,628)
Total Secured Notes Payable Balance	$952,847

(1)	Interest only.

(2)
Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of June 30, 2014, we were in compliance with these financial covenants.

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
As of June 30, 2014, we were in compliance with all then in-place credit facility covenants.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013
Cash and cash equivalents were $78.9 million and $63.3 million at June 30, 2014 and 2013, respectively.
Net cash provided by operating activities increased $4.6 million to $50.3 million for the six months ended June 30, 2014 compared to $45.7 million for the six months ended June 30, 2013. The increase in cash from operations was primarily due to higher net income before certain non-cash items, including lease termination payments.
Net cash used in investing activities increased $41.8 million to $63.9 million for the six months ended June 30, 2014 compared to $22.1 million for the six months ended June 30, 2013. The increase was primarily due to redevelopment construction activity at Lloyd District Portfolio and Torrey Reserve Campus. The increase was also attributed to the room refresh of one hotel tower at our mixed-use property.
Net cash provided by financing activities was $43.4 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $2.7 million for the six months ended June 30, 2013. The increase of cash provided by financing activities was primarily due to proceeds received from our amended and restated credit facility and proceeds received from the sale of shares of our common stock under our ATM program.
Net Operating Income
Net Operating Income, or NOI, is a non-GAAP financial measure of performance. We define NOI as operating revenues (rental income, tenant reimbursements, lease termination fees, ground lease rental income and other property income) less property and related expenses (property expenses, ground lease expense, property marketing costs, real estate taxes and insurance). NOI excludes general and administrative expenses, interest expense, depreciation and amortization, acquisition-related expense, other nonproperty income and losses, gains and losses from property dispositions, extraordinary items, tenant improvements, and leasing commissions. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to the NOIs of other REITs.

NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (3) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our retail, office, multifamily or mixed use properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is intended to be captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2014 and 2013 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating income	$40,556	$40,752	$81,863	$81,846
General and administrative	(4,635)	(4,426)	(9,247)	(8,627)
Depreciation and amortization	(18,209)	(16,953)	(34,550)	(33,966)
Interest expense	(13,439)	(14,744)	(27,071)	(29,480)
Other income (expense), net	1,078	(65)	1,014	(344)
Net income	$5,351	$4,564	$12,009	$9,429
Funds from Operations
We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real-estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.
FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real-estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.
The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2014 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Funds from Operations (FFO)
Net income	$5,351	$12,009
Plus: Real estate depreciation and amortization	18,209	34,550
Funds from operations	23,560	46,559
Less: Nonforfeitable dividends on incentive restricted stock awards	(25)	(71)
FFO attributable to common stock and units	$23,535	$46,488
FFO per diluted share/unit	$0.39	$0.78
Weighted average number of common shares and units, diluted (1)	60,011,025	59,399,188

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
Fixed Interest Rate Debt
All of our outstanding debt obligations (maturing at various times through November 2022) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2014, we had $961.5 million of fixed rate debt outstanding with an estimated fair value of $997.2 million. Additionally, we consider our $100.0 million term loan outstanding as of June 30, 2014 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at June 30, 2014 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $24.4 million. If interest rates at June 30, 2014 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $25.8 million.
Variable Interest Rate Debt
At June 30, 2014, our only variable interest rate debt is the revolver loan under our amended and restated credit facility, which had no balance outstanding at June 30, 2014.
We may enter into certain types of derivative financial instruments to reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2014, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08%.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
101*
The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

August 1, 2014	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2014	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)