Form 10-Q
period 2014-09-30
American Assets Trust, Inc.
filed 2014-11-07
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on November 7, 2014 was 43,614,913.

AMERICAN ASSETS TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,927,359	$1,919,015
Construction in progress	153,958	67,389
Held for development	9,139	9,013
	2,090,456	1,995,417
Accumulated depreciation	(352,417)	(318,581)
Net real estate	1,738,039	1,676,836
Cash and cash equivalents	95,145	48,987
Restricted cash	11,835	9,124
Accounts receivable, net	7,552	7,295
Deferred rent receivables, net	34,814	32,531
Other assets, net	51,275	57,670
TOTAL ASSETS	$1,938,660	$1,832,443
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$953,190	$952,174
Term loan	100,000	—
Line of credit	—	93,000
Accounts payable and accrued expenses	53,231	37,063
Security deposits payable	5,276	5,163
Other liabilities and deferred credits, net	55,992	58,465
Total liabilities	1,167,689	1,145,865
Commitments and contingencies (Note 10)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 43,614,913 and 40,512,563 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	436	405
Additional paid-in capital	794,432	692,196
Accumulated dividends in excess of net income	(57,269)	(44,090)
Accumulated other comprehensive loss	624	—
Total American Assets Trust, Inc. stockholders’ equity	738,223	648,511
Noncontrolling interests	32,748	38,067
Total equity	770,971	686,578
TOTAL LIABILITIES AND EQUITY	$1,938,660	$1,832,443
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Rental income	$63,593	$62,405	$182,868	$181,332
Other property income	3,750	2,913	10,654	9,080
Total revenue	67,343	65,318	193,522	190,412
EXPENSES:
Rental expenses	17,374	17,430	50,494	50,402
Real estate taxes	5,899	5,768	17,054	16,044
General and administrative	4,682	4,031	13,929	12,658
Depreciation and amortization	16,352	16,648	50,902	50,614
Total operating expenses	44,307	43,877	132,379	129,718
OPERATING INCOME	23,036	21,441	61,143	60,694
Interest expense	(13,325)	(14,764)	(40,396)	(44,244)
Other income (expense), net	(621)	(419)	352	(763)
NET INCOME	9,090	6,258	21,099	15,687
Net income attributable to restricted shares	(95)	(132)	(259)	(397)
Net income attributable to unitholders in the Operating Partnership	(2,578)	(1,903)	(6,108)	(4,752)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$6,417	$4,223	$14,732	$10,538

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.15	$0.11	$0.35	$0.27
Weighted average shares of common stock outstanding - basic	42,539,019	39,816,753	41,653,229	39,439,488

Earnings per common share, diluted	$0.15	$0.11	$0.35	$0.27
Weighted average shares of common stock outstanding - diluted	60,444,276	57,777,667	59,559,944	57,423,959

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.21	$0.66	$0.63

COMPREHENSIVE INCOME
Net income	$9,090	$6,258	$21,099	$15,687
Other comprehensive income - unrealized gain on swap derivatives during the period	2,439	—	882	—
Comprehensive income	11,529	6,258	21,981	15,687
Comprehensive income attributable to non-controlling interest	(3,300)	(1,903)	(6,366)	(4,752)
Comprehensive income attributable to American Assets Trust, Inc.	$8,229	$4,355	$15,615	$10,935

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2013	40,512,563	$405	$692,196	$(44,090)	$—	$38,067	$686,578
Net income	—	—	—	14,991	—	6,108	21,099
Common shares issued	3,110,067	31	104,117	—	—	—	104,148
Issuance of restricted stock	117,983	1	(1)	—	—	—	—
Forfeiture of restricted stock	(941)	—	—	—	—	—	—
Conversion of operating partnership units	11,852	—	(133)	—	—	133	—
Dividends declared and paid	—	—	—	(28,170)	—	(11,818)	(39,988)
Stock-based compensation	—	—	2,571	—	—	—	2,571
Shares withheld for employee taxes	(136,611)	(1)	(4,318)	—	—	—	(4,319)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	624	258	882
Balance at September 30, 2014	43,614,913	$436	$794,432	$(57,269)	$624	$32,748	$770,971
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$21,099	$15,687
Adjustments to reconcile income from operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,360)	(3,593)
Depreciation and amortization	50,902	50,614
Amortization of debt issuance costs and debt fair value adjustments	3,046	2,949
Stock-based compensation expense	2,571	2,119
Settlement of forward interest rate swap agreement	1,617	—
Other, net	(839)	804
Changes in operating assets and liabilities
Change in restricted cash	(1,438)	(1,549)
Change in accounts receivable	(195)	(1,019)
Change in other assets	(168)	(68)
Change in accounts payable and accrued expenses	7,298	8,071
Change in security deposits payable	113	154
Change in other liabilities and deferred credits	1,751	321
Net cash provided by operating activities	81,397	74,490
INVESTING ACTIVITIES
Capital expenditures	(94,877)	(33,503)
Change in restricted cash	(1,272)	305
Leasing commissions	(2,805)	(1,977)
Net cash used in investing activities	(98,954)	(35,175)
FINANCING ACTIVITIES
Change in restricted cash	—	(1,400)
Repayment of secured notes payable	(1,169)	(2,749)
Proceeds from term loan	100,000	—
Repayment of line of credit	(93,000)	—
Debt issuance costs	(1,957)	—
Proceeds from issuance of common stock, net	104,148	24,790
Dividends paid to common stock and unitholders	(39,988)	(36,645)
Deferred offering costs	—	(68)
Shares withheld for employee taxes	(4,319)	—
Net cash provided by (used in) financing activities	63,715	(16,072)
Net increase in cash and cash equivalents	46,158	23,243
Cash and cash equivalents, beginning of period	48,987	42,479
Cash and cash equivalents, end of period	$95,145	$65,722
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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
As of September 30, 2014, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2014, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2014
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information
Total interest costs incurred	$43,912	$45,692
Interest capitalized	$3,516	$1,448
Interest expense	$40,396	$44,244
Cash paid for interest, net of amounts capitalized	$37,557	$41,189
Cash paid for income taxes	$319	$868
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$8,982	$3,188
Accrued leasing commissions	$(124)	$488
Reduction to capital for prepaid offering costs	$—	$437

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our significant accounting policies during the nine months ended September 30, 2014.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

We record all derivatives on the balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of such derivatives, whether we have elected to designate a derivative as being in a hedging relationship, whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting and applying such hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  When we terminate a derivative for which cash flow hedging was being applied, the balance which was recorded in other comprehensive income is amortized to interest expense over the remaining contractual term of the swap. We include cash payments and receipts made to terminate interest rate swaps as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

Hedge ineffectiveness has not impacted earnings as of September 30, 2014, and we do not anticipate it will have a significant effect in the future.
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
Reclassification
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current presentations.
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity's operations and financial results. This pronouncement is effective in 2015, however, calendar year-end companies may early adopt during the first quarter of 2014. We have chosen to early adopt this pronouncement and it became effective for us in the first quarter of 2014. This pronouncement did not have a significant impact on our consolidated financial statements.
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
September 30, 2014
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
In-place leases	$54,024	$62,813
Accumulated amortization	(34,131)	(38,279)
Above market leases	22,541	28,279
Accumulated amortization	(16,968)	(20,880)
Acquired lease intangible assets, net	$25,466	$31,933
Below market leases	$70,070	$76,502
Accumulated accretion	(25,959)	(28,592)
Acquired lease intangible liabilities, net	$44,111	$47,910
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
We measure the fair value of our deferred compensation liability, which is included in other liabilities and deferred credits on the consolidated balance sheet, on a recurring basis using Level 2 inputs. We measure the fair value of this liability based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

The fair value of the interest rate swap agreement on our term loan of $100 million is based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swap at September 30, 2014 was a liability of $0.7 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three and nine months ended September 30, 2014, the change in valuation on our interest rate swaps was a increase of $0.8 million and a decrease of $0.7 million, respectively. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$897	$—	$897	$—	$769	$—	$769
Interest rate swap	$—	$735	$—	$735	$—	$—	$—	$—
 The fair value of our secured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.6% to 5.4%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying values of our revolving credit facility and term loan set forth below are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$953,190	$987,508	$952,174	$990,296
Term loan	$100,000	$100,000	$—	$—
Line of credit	$—	$—	$93,000	$93,000
NOTE 4. DERIVATIVE AND HEDGING ACTIVITIES

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Concurrent with the closing of our amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. The following is a summary of the terms of the interest rate swap as of September 30, 2014 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$735
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
Forward Starting Swap

On August 19, 2014, we entered into a one-month forward-starting seven-year swap contract with Wells Fargo Bank, N.A. to reduce the interest rate variability exposure of the projected interest cash flows of our then-prospective Series A Notes (as defined below).  The forward-starting seven-year swap contract had a notional amount of $150 million, a termination date of October 31, 2014, a fixed pay rate of 2.1305%, a receive rate equal to the one-month LIBOR, with fixed rate payments due quarterly on the last day of each January, April, July and October commencing January 30, 2015, floating payments due quarterly on the last day of each January, April, July and October commencing January 30, 2015, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting seven-year swap contract accrual period, October 31, 2014 to October 31, 2021, was designed to match the expected tenor of the Series A Notes.

The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge. We settled the forward-starting seven-year swap contract on September 19, 2014 resulting in a gain of approximately $1.6 million.  This gain is included in accumulated other comprehensive income and will be amortized to interest expense over the life of the Series A Notes.
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Leasing commissions, net of accumulated amortization of $20,496 and $19,606 respectively	$17,316	$18,071
Acquired above market leases, net	5,573	7,399
Acquired in-place leases, net	19,893	24,534
Lease incentives, net of accumulated amortization of $2,868 and $2,590, respectively	832	1,110
Other intangible assets, net of accumulated amortization of $1,553 and $1,554, respectively	497	655
Debt issuance costs, net of accumulated amortization of $3,847 and $2,985, respectively	3,727	2,632
Prepaid expenses and other	3,437	3,269
Total other assets	$51,275	$57,670

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Acquired below market leases, net	$44,111	$47,910
Prepaid rent and deferred revenue	6,994	7,506
Interest rate swap liability	735	—
Deferred rent expense and lease intangible	651	829
Deferred compensation	897	769
Deferred tax liability	233	233
Straight-line rent liability	2,263	1,145
Other liabilities	108	73
Total other liabilities and deferred credits, net	$55,992	$58,465
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 7. DEBT
The following is a summary of our total secured notes payable outstanding as of September 30, 2014 and December 31, 2013 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2014	December 31, 2013	as of September 30, 2014
Waikele Center (1)(2)	$140,700	$140,700	5.15%	November 1, 2014
The Shops at Kalakaua (1)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (1)(3)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (1)	82,300	82,300	4.93%	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (4)	36,487	36,804	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (4)	21,152	21,377	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (4)	7,127	7,200	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (4)	11,347	11,475	5.91%	June 1, 2020
Solana Beach Towne Centre (4)	37,823	38,249	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	961,090	962,259
Unamortized fair value adjustment	(7,900)	(10,085)
Total Secured Notes Payable Outstanding	$953,190	$952,174

(1)	Interest only.

(2)
Loan repaid in full, without premium or penalty, on October 31, 2014 in connection with the closing of our privately placed debt offering of $150 million of seven-year senior guaranteed notes with an effective rate of approximately 3.88% (including interest rate swap costs).

(3)
Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(4)	Principal payments based on a 30-year amortization schedule.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

Certain loans require us to comply with various financial covenants. As of September 30, 2014, we were in compliance with these financial covenants.

On October 31, 2014, we entered into a Note Purchase Agreement with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”, and collectively with the Series A Notes and Series B Notes, are referred to herein as, the “Notes”). The Series A Notes were issued on October 31, 2014. The Series B Notes are expected to be issued on February 2, 2015 and the Series C Notes are expected to be issued on April 1, 2015, each subject to customary closing conditions. Upon issuance, the Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities. (Note 16)
We may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the Note Purchase Agreement).

The Note Purchase Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Note Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness by us or our subsidiaries, the principal, accrued and unpaid interest, and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our obligations under the Notes are fully and unconditionally guaranteed by us and certain of our subsidiaries.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

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
As of September 30, 2014, we were in compliance with the Amended and Restated Credit Facility financial covenants.

On October 16, 2014, we entered into a First Amendment to the Amended and Restated Credit Agreement that amends provisions of the Amended and Restated Credit Agreement to, among other things, (i) describe the treatment of our pari passu obligations under the Amended and Restated Credit Agreement and (ii) remove the material acquisition provisions previously set forth in the Amended and Restated Credit Agreement. (Note 16)
NOTE 8. EQUITY
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2014, the following shares of common stock and related proceeds were sold through the ATM equity program (in thousands, except per share data):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Number of shares of common stock issued through ATM program	599,582	2,710,067
Weighted average price per share	$35.01	$33.84

Proceeds, gross	$20,994	$91,707
Sales agent compensation	(210)	(918)
Offering costs	(49)	(145)
Proceeds, net	$20,735	$90,644

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2014, we had the capacity to issue up to an additional $32.3 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

On September 12, 2014, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Insurance Company of the West, a California corporation ("ICW") which is an insurance company majority owned and controlled by Ernest Rady, the Executive Chairman of our board of directors. The Purchase Agreement provided for the sale by us to ICW, in a private placement, of 400,000 shares of our common stock at a purchase price of $33.76 per share, resulting in gross proceeds to us of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement. These shares are characterized as “restricted securities” under the federal securities laws inasmuch as they are being acquired from us in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under securities laws only in certain limited circumstances. ICW must bear the economic risk of this investment indefinitely unless the shares are registered pursuant to applicable securities laws, or an exemption from registration is available.

Noncontrolling Interests

Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,905,257 common units (the “noncontrolling common units”), and represented approximately 29.3% of the ownership interests in our Operating Partnership at September 30, 2014. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2014, approximately 11,852 common units were converted into shares of our common stock.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2014:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2014	$0.22	January 1, 2014 to March 31, 2014	March 28, 2014
Second Quarter 2014	$0.22	April 1, 2014 to June 30, 2014	June 27, 2014
Third Quarter 2014	$0.22	July 1, 2014 to September 30, 2014	September 26, 2014
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2014:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	629,058	$15.58
Granted	117,983	30.17
Vested	(313,998)	15.57
Forfeited	(941)	29.96
Nonvested at September 30, 2014	432,102	$19.54
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.6 million and $2.1 million, respectively, in noncash compensation expense for the nine months ended September 30, 2014 and 2013, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $2.6 million at September 30, 2014.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 432,311 and 629,835 for the three months ended September 30, 2014 and 2013, respectively, and 423,502 and 630,464 for the nine months ended September 30, 2014 and 2013, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2014 and 2013, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NUMERATOR
Income from operations	$9,090	$6,258	$21,099	$15,687
Less: Net income attributable to restricted shares	(95)	(132)	(259)	(397)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,578)	(1,903)	(6,108)	(4,752)
Net income attributable to common stockholders—basic	$6,417	$4,223	$14,732	$10,538
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$6,417	$4,223	$14,732	$10,538
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,578	1,903	6,108	4,752
Net income attributable to common stockholders—diluted	$8,995	$6,126	$20,840	$15,290
DENOMINATOR
Weighted average common shares outstanding—basic	42,539,019	39,816,753	41,653,229	39,439,488
Effect of dilutive securities—conversion of Operating Partnership units	17,905,257	17,960,914	17,906,715	17,984,471
Weighted average common shares outstanding—diluted	60,444,276	57,777,667	59,559,944	57,423,959

Earnings per common share, basic	$0.15	$0.11	$0.35	$0.27
Earnings per common share, diluted	$0.15	$0.11	$0.35	$0.27
NOTE 9. INCOME TAXES
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
A deferred tax liability of $0.2 million as of September 30, 2014 and December 31, 2013 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net in our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2014 we recorded an income tax expense of $0.7 million and $0.5 million, respectively. For the three and nine months ended September 30, 2013 we recorded an income tax expense of $0.5 million and $0.9 million, respectively.
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
September 30, 2014
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
Current minimum annual payments under the leases are as follows, as of September 30, 2014 (in thousands):

Year Ending December 31,
2014 (three months ending December 31, 2014)	$649
2015	2,636
2016	1,709
2017	736	(1)
2018	740
Thereafter	2,221
Total	$8,691

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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.5 million based on operating performance through September 30, 2014.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 36.6% of total revenues for the nine months ended September 30, 2014. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.5% of total revenues for the nine months ended September 30, 2014. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2014 and 2013, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
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
As of September 30, 2014, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2014 (three months ending December 31, 2014)	$38,749
2015	157,238
2016	139,280
2017	122,082
2018	89,807
Thereafter	193,123
Total	$740,279

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 12. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Minimum rents
Retail	$17,841	$17,384	$52,581	$51,971
Office	20,534	20,736	60,970	61,534
Multifamily	3,992	3,837	11,723	11,107
Mixed-use	2,523	2,443	7,489	7,120
Cost reimbursement	7,405	7,093	21,115	20,006
Percentage rent	732	504	1,548	1,324
Hotel revenue	10,122	9,984	26,167	27,010
Other	444	424	1,275	1,260
Total rental income	$63,593	$62,405	$182,868	$181,332
Minimum rents include $0.8 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $2.4 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.7 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $2.0 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental operating	$6,644	$6,538	$19,602	$19,282
Hotel operating	5,777	5,654	16,303	16,574
Repairs and maintenance	2,404	2,727	7,398	7,330
Marketing	355	356	1,137	1,052
Rent	612	596	1,837	1,820
Hawaii excise tax	1,080	1,071	2,880	2,962
Management fees	502	488	1,337	1,382
Total rental expenses	$17,374	$17,430	$50,494	$50,402
NOTE 13. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and investment income	$44	$54	$101	$88
Income tax benefit (expense)	(665)	(473)	(494)	(861)
Termination fee income, net	—	—	745	10
Total other income (expense), net	$(621)	$(419)	$352	$(763)
NOTE 14. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, a California corporation ("ICW") which is an insurance company majority owned and controlled by Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.6 million for each of the nine months ended September 30, 2014 and 2013, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium is approximately $0.4 million for the period July 1, 2014 through July 1, 2015.
On September 12, 2014, we entered into a Purchase Agreement with ICW. The Purchase Agreement provides for the sale by us to ICW, in a private placement, of 400,000 shares of common stock at a price of $33.76 per share, resulting in gross proceeds to us of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement. As of September 30, 2014, Mr. Rady and his affiliates owned approximately 13.7% of our outstanding common stock and 24.3% of our outstanding common units, which together represent an approximate 33.8% beneficial interest in our company on a fully diluted basis.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.9 million and $0.8 million were made for the nine months ended September 30, 2014 and 2013, respectively, and are included in rental expenses on the statements of comprehensive income.
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

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Retail
Property revenue	$24,177	$23,524	$70,746	$69,175
Property expense	(6,197)	(6,445)	(18,703)	(17,476)
Segment profit	17,980	17,079	52,043	51,699
Total Office
Property revenue	23,416	22,664	68,721	67,598
Property expense	(6,813)	(6,636)	(19,791)	(19,656)
Segment profit	16,603	16,028	48,930	47,942
Total Multifamily
Property revenue	4,320	4,155	12,660	12,004
Property expense	(1,532)	(1,525)	(4,513)	(4,383)
Segment profit	2,788	2,630	8,147	7,621
Total Mixed-Use
Property revenue	15,430	14,975	41,395	41,635
Property expense	(8,731)	(8,592)	(24,541)	(24,931)
Segment profit	6,699	6,383	16,854	16,704
Total segments’ profit	$44,070	$42,120	$125,974	$123,966
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segments’ profit	$44,070	$42,120	$125,974	$123,966
General and administrative	(4,682)	(4,031)	(13,929)	(12,658)
Depreciation and amortization	(16,352)	(16,648)	(50,902)	(50,614)
Interest expense	(13,325)	(14,764)	(40,396)	(44,244)
Other income (expense), net	(621)	(419)	352	(763)
Net income	9,090	6,258	21,099	15,687
Net income attributable to restricted shares	(95)	(132)	(259)	(397)
Net income attributable to unitholders in the Operating Partnership	(2,578)	(1,903)	(6,108)	(4,752)
Net income attributable to American Assets Trust, Inc. stockholders	$6,417	$4,223	$14,732	$10,538
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2014	December 31, 2013
Net Real Estate
Retail	$641,406	$651,707
Office	754,608	750,890
Multifamily	146,302	74,612
Mixed-Use	195,723	199,627
	$1,738,039	$1,676,836
Secured Notes Payable (1)
Retail	$302,823	$303,249
Office	426,513	427,256
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$961,090	$962,259

(1)	Excludes unamortized fair market value adjustments of $7.9 million and $10.1 million as of September 30, 2014 and December 31, 2013, respectively.

Capital expenditures for each segment for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capital Expenditures (1)
Retail	$2,094	$616	$4,725	$3,143
Office	7,247	6,785	22,928	20,674
Multifamily	25,007	5,256	66,647	11,017
Mixed-Use	445	275	3,382	646
	$34,793	$12,932	$97,682	$35,480

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

American Assets Trust, Inc.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2014
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS

On October 16, 2014, we entered into a First Amendment to the Amended and Restated Credit Agreement that amends provisions of the Amended and Restated Credit Agreement to, among other things, (i) describe the treatment of our pari passu obligations under the Amended and Restated Credit Agreement and (ii) remove the material acquisition provisions previously set forth in the Amended and Restated Credit Agreement.

On October 31, 2014, we entered into a Note Purchase Agreement with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”, and collectively with the Series A Notes and Series B Notes, are referred to herein as, the “Notes”). The Series A Notes were issued on October 31, 2014. The Series B Notes are expected to be issued on February 2, 2015 and the Series C Notes are expected to be issued on April 1, 2015, each subject to customary closing conditions. Upon issuance, the Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities.
We may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the Note Purchase Agreement).

The Note Purchase Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Note Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness by us or our subsidiaries, the principal, accrued and unpaid interest, and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our obligations under the Notes are fully and unconditionally guaranteed by us and certain of our subsidiaries.

On October 31, 2014 and concurrent with the closing of the Series A Notes, we repaid, without penalty or premium, the mortgage encumbering Waikele Center in the amount of approximately $140.7 million, utilizing funds raised from the issuance of the Series A Notes. The mortgage on Waikele Center had an original maturity date of November 1, 2014 and was secured by a first-priority deed of trust lien on the property, a security interest in all personal property used in connection with the property and an assignment of all leases, rents and security deposits relating to the property. As of November 7, 2014, $150.00 million of the Series A Notes was outstanding.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of September 30, 2014, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of September 30, 2014, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 70.7% of our Operating Partnership as of September 30, 2014. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013. We have not made any material changes to these policies during the periods covered by this report.

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements, without exchange of the underlying notional amount. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of such counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2014, and we do not anticipate it will have a significant effect in the future.

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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income increased approximately 1.5% and decreased approximately 0.8%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. Office redevelopment same-store net operating income increased approximately 3.6% and 2.2%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Below is a summary of our same-store composition for the three and nine months ended September 30, 2014 and 2013. For the three months ended September 30, 2014, two acquired properties were classified into same-store properties and redevelopment same-store properties when compared to the designations for the three months ended September 30, 2013. For the nine months ended September 30, 2014, three acquired properties were classified into same-store properties and redevelopment same-store properties when compared to the designations for the nine months ended September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Same-Store	21	19	21	18
Non-Same Store	2	4	2	5
Total Properties	23	23	23	23

Redevelopment Same-Store	23	21	23	20

Total Development Properties	5	5	5	5

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

We continue our ongoing redevelopment efforts at Lloyd District Portfolio and are currently under construction to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 581,000 square feet of office space. Construction of the project is expected to be complete in 2015, with an anticipated stabilization date in 2017. Projected costs of the development are approximately $192 million, of which approximately $101 million has been incurred to date. We expect the Lloyd District Portfolio redevelopment to be stabilized in 2017 with an estimated stabilized yield of approximately 6.25% to 7.25% based on initial estimates.

Additionally, we continue our ongoing redevelopment efforts at Torrey Reserve Campus and are currently under construction to increase rentable office space by approximately 81,500 square feet. Construction of the project is expected to be complete during 2015, with an expected stabilization date in 2015. Projected costs of the redevelopment are approximately $34 million, of which approximately $28 million has been incurred to date. We expect the Torrey Reserve Campus redevelopment to be stabilized in 2015 with an estimated stabilized yield of approximately 8.6%.

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

During the three months ended September 30, 2014, we signed 12 retail leases for a total of 49,920 square feet of retail space including 48,420 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase of 16.0% on a cash basis and an increase of 16.8% on a straight-line basis. New retail leases for comparable spaces were signed for 3,650 square feet at an average rental rate increase of 29.6% on a cash basis and 62.3% on a straight-line basis. Renewals for comparable retail spaces were signed for 44,770 square feet at an average rental rate increase of 14.9% on a cash basis and 13.5% on a straight-line basis. Tenant improvements and incentives were $29.20 per square foot of retail space for comparable new leases for the three months ended September 30, 2014. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Del Monte Center.

During the three months ended September 30, 2014, we signed 14 office leases for a total of 71,751 square feet of office space including 25,358 square feet of comparable space leases, at an average rental rate increase of 3.3% on a cash basis and average rental increase of 11.0% on a straight-line basis. New office leases for comparable spaces were signed for 4,737 square feet at an average rental rate decrease of 9.1% on a cash basis and 2.6% on a straight-line basis. Renewals for comparable office spaces were signed for 20,621 square feet at an average rental rate increase of 6.3% on a cash basis and 14.3% on a straight-line basis. Tenant improvements and incentives were $13.88 and $5.30 per square foot of office space for comparable new leases and comparable renewals, respectively, for the three months ended September 30, 2014. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Solana Beach Corporate Center. Tenant improvements and incentives for comparable renewals is mainly attributed to tenants at Torrey Reserve Campus.

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

Through the remainder of 2014, we believe our leasing volume will be in-line with our historical averages and result in overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $36.23 million and $12.51 million for the three months ended September 30, 2014 and 2013, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $85.79 million and $26.08 million for the nine months ended September 30, 2014 and 2013, respectively.

We capitalized external and internal costs related to other property improvements combined of $5.73 million and $4.39 million for the three months ended September 30, 2014 and 2013, respectively. We capitalized external and internal costs related to other property improvements combined of $18.08 million and $10.61 million for the nine months ended September 30, 2014 and 2013, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.03 million and $0.03 million for the three months ended September 30, 2014 and 2013, respectively. We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.10 million and $0.10 million for the nine months ended September 30, 2014 and 2013, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $1.47 million and $0.60 million for the three months ended September 30, 2014 and 2013, respectively. We capitalized interest costs related to both development and redevelopment activities combined of $3.52 million and $1.45 million for the nine months ended September 30, 2014 and 2013, respectively.

Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013
The following summarizes our consolidated results of operations for the three months ended September 30, 2014 compared to our consolidated results of operations for the three months ended September 30, 2013. As of September 30, 2014 and 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2014 and 2013, we owned land at five of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2014	2013
Revenues
Rental income	$63,593	$62,405	$1,188	2%
Other property income	3,750	2,913	837	29
Total property revenues	67,343	65,318	2,025	3
Expenses
Rental expenses	17,374	17,430	(56)	—
Real estate taxes	5,899	5,768	131	2
Total property expenses	23,273	23,198	75	—
Total property income	44,070	42,120	1,950	(1)
General and administrative	(4,682)	(4,031)	(651)	16
Depreciation and amortization	(16,352)	(16,648)	296	(2)
Interest expense	(13,325)	(14,764)	1,439	(10)
Other income (expense), net	(621)	(419)	(202)	48
Total other, net	(34,980)	(35,862)	882	(2)
Net income	9,090	6,258	2,832	45
Net income attributable to restricted shares	(95)	(132)	37	(28)
Net income attributable to unitholders in the Operating Partnership	(2,578)	(1,903)	(675)	35
Net income attributable to American Assets Trust, Inc. stockholders	$6,417	$4,223	$2,194	52%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $2.0 million, or 3%, to $67.3 million for the three months ended September 30, 2014 compared to $65.3 million for the three months ended September 30, 2013. The percentage leased was as follows for each segment as of September 30, 2014 and 2013:

	Percentage Leased (1) September 30,
	2014	2013
Retail	98.7%	95.6%
Office	89.9%	91.4%
Multifamily	96.4%	96.7%
Mixed-Use (2)	99.5%	97.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2014 or September 30, 2013, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $1.2 million, or 2%, to $63.6 million for the three months ended September 30, 2014 compared to $62.4 million for the three months ended September 30, 2013. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$23,830	$23,233	$597	3%	$23,823	$23,217	$606	3%
Office	21,945	21,799	146	1	15,392	15,502	(110)	(1)
Multifamily	3,994	3,839	155	4	3,994	3,839	155	4
Mixed-Use	13,824	13,534	290	2	13,824	13,534	290	2
	$63,593	$62,405	$1,188	2%	$57,033	$56,092	$941	2%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue increased $0.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was due to an increase in the percentage leased during the three months ended September 30, 2014. The increase in percentage leased was primarily at Carmel Mountain Plaza, which increased from 91.4% at September 30, 2013 to 99.5% at September 30, 2014 and includes the commencement of the Saks Off 5th lease during the second quarter of 2014. These increases were partially offset by a decrease in rental revenue at Waikele Center due to the expiration of the Foodland Super Market lease during the first quarter of 2014.
Office rental revenue increased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in the percentage leased at Lloyd District Portfolio and City Center Bellevue. Same-store office revenue decreased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a decrease in percentage leased during the three months ended September 30, 2014, primarily at First & Main. At First & Main percentage leased decreased from 100.0% at September 30, 2013 to 86.3% at September 30, 2014 mainly due to the expiration of the Treasury Tax Administration lease during the fourth quarter of 2013.
Multifamily rental revenue increased $0.2 million primarily due to an increase in average occupancy to 98.5% during the three months ended September 30, 2014 compared to 98.2% during the three months ended September 30, 2013. The increase was also attributed to higher average base rent per unit of $1,466 during the three months ended September 30, 2014 compared to $1,414 during the three months ended September 30, 2013.

Mixed-use rental revenue increased $0.3 million primarily due to an increase the percentage leased at the retail portion of our mixed use property. The increase is also attributed to an increase in hotel revenues as a result of higher revenue per available room of $309 for the three months ended September 30, 2014 compared to $294 for the three months ended September 30, 2013.
Other property income. Other property income increased $0.8 million, or 29%, to $3.8 million for the three months ended September 30, 2014 compared to $2.9 million for the three months ended September 30, 2013. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$347	$291	$56	19%	$347	$291	$56	19%
Office	1,471	865	606	70	814	537	277	52
Multifamily	326	316	10	3	326	316	10	3
Mixed-Use	1,606	1,441	165	11	1,606	1,441	165	11
	$3,750	$2,913	$837	29%	$3,093	$2,585	$508	20%
Retail other property income increased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an additional distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants received during the third quarter of 2014.
Office other property income increased $0.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to lease termination fees from tenants at Torrey Reserve Campus. Same-store office other property income increased $0.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in parking income at City Center Bellevue and First & Main.
Mixed-use other property income increased $0.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in parking income at the retail portion of our mixed use property during the third quarter of 2014.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $0.1 million, or 1%, to $23.3 million for the three months ended September 30, 2014 compared to $23.2 million for the three months ended September 30, 2013. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses decreased $0.1 million, or 1%, to $17.3 million for the three months ended September 30, 2014 compared to $17.4 million for the three months ended September 30, 2013. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$3,414	$3,604	$(190)	(5)%	$3,402	$3,598	$(196)	(5)%
Office	4,624	4,603	21	—	3,031	3,110	(79)	(3)
Multifamily	1,137	1,116	21	2	1,137	1,116	21	2
Mixed-Use	8,199	8,107	92	1	8,199	8,107	92	1
	$17,374	$17,430	$(56)	(1)%	$15,769	$15,931	$(162)	(1)%
Retail rental expenses decreased $0.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a decrease in parking lot maintenance expense at Lomas Santa Fe Plaza, Solana Beach Towne Center and Waikele Center for repairs that were performed in the prior year.

Real Estate Taxes. Real estate taxes increased $0.1 million, or 2%, to $5.9 million for the three months ended September 30, 2014 compared to $5.8 million for the three months ended September 30, 2013. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$2,783	$2,841	$(58)	(2)%	$2,757	$2,813	$(56)	(2)%
Office	2,189	2,033	156	8	1,445	1,374	71	5
Multifamily	395	409	(14)	(3)	395	409	(14)	(3)
Mixed-Use	532	485	47	10	532	485	47	10
	$5,899	$5,768	$131	2%	$5,129	$5,081	$48	1%
Retail real estate taxes decreased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a decrease in real estate tax expense at Alamo Quarry Market, which was itself attributed to refunds received during the fourth quarter of 2013.
Office real estate taxes increased $0.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to higher tax assessments at City Center Bellevue related to increased occupancy. This increase was partially offset by additional property tax refunds at The Landmark at One Market for prior years which were received during the second and third quarters of 2014.
Mixed-use real estate taxes increased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income
Property operating income increased $2.0 million, or 5%, to $44.1 million for the three months ended September 30, 2014, compared to $42.1 million for the three months ended September 30, 2013. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$17,980	$17,079	$901	5%	$18,011	$17,097	$914	5%
Office	16,603	16,028	575	4	11,730	11,555	175	2
Multifamily	2,788	2,630	158	6	2,788	2,630	158	6
Mixed-Use	6,699	6,383	316	5	6,699	6,383	316	5
	$44,070	$42,120	$1,950	5%	$39,228	$37,665	$1,563	4%
Same-store retail property operating income increased $0.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to an increase in rental revenues at Carmel Mountain Plaza during the three months ended September 30, 2014 offset by a decrease in rental revenue at Waikele Center due to the expiration of the Foodland Super Market lease during the first quarter of 2014.
Office property operating income increased $0.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to lease termination fees received at Torrey Reserve Campus and an increase in parking income at City Center Bellevue. Same-store office property operating income increased $0.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in parking income at City Center Bellevue offset by a decrease in rental revenue at First & Main due to the expiration of the Tax and Treasury Administration lease during the fourth quarter of 2013.
Multifamily property operating income increased $0.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to higher occupancy and higher average base rent for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Mixed-use property operating income increased $0.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due an increase in percentage leased and parking income at the retail portion of our mixed-use property for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Other
General and Administrative. General and administrative expenses increased $0.7 million, or 16%, to $4.7 million for the three months ended September 30, 2014, compared to $4.0 million for the three months ended September 30, 2013. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 2%, to $16.4 million for the three months ended September 30, 2014, compared to $16.6 million for the three months ended September 30, 2013. This decrease was primarily due to the accelerated depreciation of assets related to Global Scholar and Tax and Treasury at City Center Bellevue and First & Main, respectively, during 2013 and the accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the hotel's room refresh.
Interest Expense. Interest expense decreased $1.4 million, or 10%, to $13.3 million for the three months ended September 30, 2014, compared to $14.8 million for the three months ended September 30, 2013. This decrease was primarily due to the payment of the outstanding mortgage encumbering Alamo Quarry Market during the fourth quarter of 2013 and an increase in capitalized interest related to our redevelopment properties.
Other Income (Expense), Net. Other expense, net increased $0.2 million, or 48%, to $0.6 million for the three months ended September 30, 2014, compared to other expense, net of $0.4 million for the three months ended September 30, 2013, primarily due to an increase in income tax expense attributed to an increase in hotel revenue during the third quarter of 2014.
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
The following summarizes our consolidated results of operations for the nine months ended September 30, 2014 compared to our consolidated results of operations for the nine months ended September 30, 2013.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2014	2013
Revenues
Rental income	$182,868	$181,332	$1,536	1%
Other property income	10,654	9,080	1,574	17
Total property revenues	193,522	190,412	3,110	2
Expenses
Rental expenses	50,494	50,402	92	—
Real estate taxes	17,054	16,044	1,010	6
Total property expenses	67,548	66,446	1,102	2
Total property income	125,974	123,966	2,008	2
General and administrative	(13,929)	(12,658)	(1,271)	10
Depreciation and amortization	(50,902)	(50,614)	(288)	1
Interest expense	(40,396)	(44,244)	3,848	(9)
Other income (expense), net	352	(763)	1,115	(146)
Total other, net	(104,875)	(108,279)	3,404	(3)
Net income	21,099	15,687	5,412	34
Net income attributable to restricted shares	(259)	(397)	138	(35)
Net income attributable to unitholders in the Operating Partnership	(6,108)	(4,752)	(1,356)	29
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$14,732	$10,538	$4,194	40%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $3.1 million, or 2%, to $193.5 million for the nine months ended September 30, 2014 compared to $190.4 million for the nine months ended September 30, 2013. The percentage leased was as follows for each segment as of September 30, 2014 and 2013:

	Percentage Leased (1) September 30,
	2014	2013
Retail	98.7%	95.6%
Office	89.9%	91.4%
Multifamily	96.4%	96.7%
Mixed-Use (2)	99.5%	97.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2014 or September 30, 2013, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $1.5 million, or 1%, to $182.9 million for the nine months ended September 30, 2014 compared to $181.3 million for the nine months ended September 30, 2013. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$69,802	$68,165	1,637	2%	$69,761	$68,126	$1,635	2%
Office	64,255	64,660	(405)	(1)	45,178	45,829	(651)	(1)
Multifamily	11,727	11,112	615	6	11,727	11,112	615	6
Mixed-Use	37,084	37,395	(311)	(1)	37,084	37,395	(311)	(1)
	$182,868	$181,332	$1,536	1%	$163,750	$162,462	$1,288	1%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue increased $1.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in the percentage leased during the nine months ended September 30, 2014, primarily at Carmel Mountain Plaza, which increased from 91.4% at September 30, 2013 to 99.5% at September 30, 2014 and includes the commencement of the Saks Off 5th lease during the second quarter of 2014. The increase in rental revenue was also attributed to an increase in cost reimbursements at Alamo Quarry Market related to real estate tax refunds received during 2013. These increases were offset by a decrease in rental revenue at Waikele Center due to the expiration of the Foodland Super Market lease during the first quarter of 2014.
Same-store office rental revenue decreased $0.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to a decrease in percentage leased during the nine months ended September 30, 2014, primarily at First & Main. At First & Main, percentage leased decreased from 100.0% at September 30, 2013 to 86.3% at September 30, 2014 mainly due to the expiration of the Treasury Tax Administration lease during the fourth quarter of 2013. Additionally, there was a decrease in office rental revenue at One Beach Street due to lease terminations during the second quarter of 2013. These decreases in same-store office rental revenue were partially offset by additional real estate tax cost reimbursements at City Center Bellevue during the nine months ended September 30, 2014.
Multifamily rental revenue increased $0.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in average occupancy to 97.3% during the nine months ended September 30, 2014 compared to 95.7% during the nine months ended September 30, 2013. The increase was also attributed to higher average base rent per unit of $1,452 during the nine months ended September 30, 2014 compared to $1,400 during the nine months ended September 30, 2013.

Mixed-use rental revenue decreased $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was primarily due to a decrease in hotel occupancy during the nine months ended September 30, 2014 to 82.6% compared to hotel occupancy of 88.7% for the nine months ended September 30, 2013, which was itself attributable to the room refresh for the hotel towers during 2014. This decrease was partially offset by an increase in the percentage leased of the retail portion of our mixed-use property.
Other property income. Other property income increased $1.6 million, or 17%, to $10.7 million for the nine months ended September 30, 2014 compared to $9.1 million for the nine months ended September 30, 2013. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$944	$1,010	$(66)	(7)%	$944	$1,010	$(66)	(7)%
Office	4,466	2,938	1,528	52	2,407	2,142	265	12
Multifamily	933	892	41	5	933	892	41	5
Mixed-Use	4,311	4,240	71	2	4,311	4,240	71	2
	$10,654	$9,080	$1,574	17%	$8,595	$8,284	$311	4%
Same-store retail other property income decreased $0.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an additional distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants received during the second quarter of 2013.
Office other property income increased $1.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during the second quarter of 2014. Same-store office other property income increased $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due an increase in parking revenue at First & Main and City Center Bellevue.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.1 million, or 2%, to $67.5 million for the nine months ended September 30, 2014, compared to $66.4 million for the nine months ended September 30, 2013. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $0.1 million, or 1%, to $50.5 million for the nine months ended September 30, 2014, compared to $50.4 million for the nine months ended September 30, 2013. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$10,452	$10,092	$360	4%	$10,435	$10,067	$368	4%
Office	13,729	13,599	130	1	9,023	9,018	5	—
Multifamily	3,273	3,170	103	3	3,273	3,170	103	3
Mixed-Use	23,040	23,541	(501)	(2)	23,040	23,541	(501)	(2)
	$50,494	$50,402	$92	1%	$45,771	$45,796	$(25)	1%
Same-store retail rental expenses increased $0.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to litigation expenses related to Lomas Santa Fe Plaza. The increase is also attributed to an increase in parking lot repairs during the nine months ended September 30, 2014 at Alamo Quarry Market.
Office rental expenses increased $0.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due an increase in maintenance and repair expense during the nine months ended September 30, 2014. The increase is also related to a decrease in bad debt expense for a tenant at Torrey Reserve Campus during the nine months ended September 30, 2014.

Multifamily rental expenses increased $0.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in maintenance and utility expenses at the multifamily properties during the period.
Mixed-use rental expenses decreased $0.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a decrease in food and beverage and room expenses during 2014, which was itself attributable to a decrease in occupancy at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate tax expense increased $1.0 million, or 6%, to $17.1 million for the nine months ended September 30, 2014 compared to $16.0 million for the nine months ended September 30, 2013. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$8,251	$7,384	$867	12%	$8,187	$7,307	$880	12%
Office	6,062	6,057	5	—	3,991	4,086	(95)	(2)
Multifamily	1,240	1,213	27	2	1,240	1,213	27	2
Mixed-Use	1,501	1,390	111	8	1,501	1,390	111	8
	$17,054	$16,044	$1,010	6%	$14,919	$13,996	$923	7%
Retail real estate taxes increased $0.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to property tax refunds for prior years which were received during 2013 primarily at Lomas Santa Fe Plaza and Alamo Quarry Market.
Same-store office real estate taxes decreased $0.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to property tax refunds received at The Landmark at One Market for prior years which were received during the second quarter of 2014. This increase was partially offset by additional real estate tax expenses for the nine months ended September 30, 2014 due to the acquisition of City Center Bellevue on August 21, 2012.
Mixed-use real estate taxes increased $0.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income
Property operating income increased $2.0 million, or 2%, to $126.0 million for the nine months ended September 30, 2014, compared to $124.0 million for the nine months ended September 30, 2013. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2014	2013			2014	2013
Retail	$52,043	$51,699	$344	1%	$52,083	$51,762	$321	1%
Office	48,930	47,942	988	2	34,571	34,867	(296)	(1)
Multifamily	8,147	7,621	526	7	8,147	7,621	526	7
Mixed-Use	16,854	16,704	150	1	16,854	16,704	150	1
	$125,974	$123,966	$2,008	2%	$111,655	$110,954	$701	1%
Same-store retail property operating income increased $0.3 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in the percentage leased during the nine months ended September 30, 2014. This increase was offset by an increase in real estate tax expense related to property tax refunds for prior years which were received during 2013 and an increase in tenant litigation fees at our same-store properties.
Office property operating income increased $1.0 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to lease termination fees at Torrey Reserve Campus received during the second quarter of 2014 and a decrease in real estate tax expense related to property tax refunds received at The Landmark at One Market for prior years which were received during the second quarter of 2014. Same-store office property income decreased $0.3 million during the nine months ended September 30, 2014 primarily due to a decrease in rental revenue at First & Main due to the expiration of the Tax and Treasury Administration lease during the fourth quarter of 2013.
Multifamily property operating income increased $0.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily caused by an increase in average occupancy and higher average base rent during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Mixed-use property operating income increased $0.2 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was primarily due to a decrease in expenses at the hotel portion of our mixed-use property associated to the decreased occupancy for the hotel for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Other
General and Administrative. General and administrative expenses increased $1.3 million, or 10%, to $13.9 million for the nine months ended September 30, 2014, compared to $12.7 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 1%, to $50.9 million for the nine months ended September 30, 2014, compared to $50.6 million for the nine months ended September 30, 2013. This increase was primarily due to accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the hotel's room refresh.
Interest Expense. Interest expense decreased $3.8 million, or 9%, to $40.4 million for the nine months ended September 30, 2014 compared to $44.2 million for the nine months ended September 30, 2013. This decrease was primarily due to the payment of the outstanding mortgage encumbering Alamo Quarry Market during the fourth quarter of 2013 and an increase in capitalized interest related to our redevelopment properties.
Other Income (Expense), Net. Other income, net increased $1.1 million, or 146%, to $0.4 million for the nine months ended September 30, 2014 compared to other expense, net of $0.8 million for the nine months ended September 30, 2013, primarily due to a net termination fee earned on a canceled acquisition and a decrease in income tax expense attributed to the decrease in hotel revenue during 2014.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to our stockholders and Operating Partnership unitholders. As a REIT, we must generally make annual distributions to stockholders of at least 90% of our net taxable income. As of September 30, 2014, we held $95.1 million in cash and cash equivalents.
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
On May 6, 2013, we entered into an ATM equity program with four sales agents in which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. As of September 30, 2014, we had issued 3,451,519 shares of common stock at a weighted average price per share of $34.09 for gross cash proceeds of $117.7 million since the commencement of our ATM equity program. We intend to use the net proceeds to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2014, we had the capacity to issue up to an additional $32.3 million in shares of common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

On September 12, 2014, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Insurance Company of the West ("ICW"), a California corporation which is an insurance company majority owned and controlled by Ernest Rady, the Executive Chairman of our board of directors. The Purchase Agreement provided for the sale by us to ICW, in a private placement, of 400,000 shares of our common stock at a purchase price of $33.76 per share, resulting in gross proceeds to us of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement. These shares are characterized as “restricted securities” under the federal securities laws inasmuch as they are being acquired from us in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under securities laws only in certain limited circumstances. ICW must bear the economic risk of this investment indefinitely unless the shares are registered pursuant to securities laws, or an exemption from registration is available.
Our overall capital requirements for the remainder of 2014 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of the Lloyd District Portfolio, Torrey Reserve Campus and Sorrento Pointe. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2014, partly as a result of an additional 81,500 square feet of office space under development at Torrey Reserve Campus, which we expect to complete during 2015. We expect to invest an additional approximately $6 million related to Torrey Reserve Campus during this period. Additionally, construction at Lloyd District Portfolio is ongoing and is expected to be complete in 2015, which will result in approximately 47,000 additional square feet of retail space and 657 multi-family units. We expect to invest approximately $192 million related to the Lloyd District Portfolio, of which $101 million has been incurred as of September 30, 2014. Additionally, construction at Sorrento Pointe is in process and is expected to be complete in 2016, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $46 million related to Sorrento Pointe, of which $7 million has been incurred as of September 30, 2014. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving credit facility. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued under our ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

Indebtedness Outstanding
The following table sets forth information as of September 30, 2014 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at September 30, 2014	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
Waikele Center (1)(2)	140,700	5.15%	141,927	November 1, 2014	140,700
The Shops at Kalakaua (1)	19,000	5.45%	19,702	May 1, 2015	19,000
The Landmark at One Market (1)(3)	133,000	5.61%	139,274	July 5, 2015	133,000
Del Monte Center (1)	82,300	4.93%	85,734	July 8, 2015	82,300
First & Main (1)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,117	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (4)	36,487	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (4)	21,152	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (4)	7,127	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (4)	11,347	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (4)	37,823	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,479	November 1, 2022	111,000
Total	961,090		$418,963		$952,239
Unamortized fair value adjustment	(7,900)
Total Secured Notes Payable Balance	$953,190

(1)	Interest only.

(2)
Loan repaid in full, without premium or penalty, on October 31, 2014 in connection with the closing of our privately placed debt offering of $150 million of seven-year senior guaranteed notes with an effective rate of approximately 3.88% (including interest rate swap costs).

(3)
Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(4)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of September 30, 2014, we were in compliance with these financial covenants.

On October 31, 2014, we entered into a Note Purchase Agreement with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”, and collectively with the Series A Notes and Series B Notes, are referred to herein as, the “Notes”). The Series A Notes were issued on October 31, 2014. The Series B Notes are expected to be issued on February 2, 2015 and the Series C Notes are expected to be issued on April 1, 2015, each subject to customary closing conditions. Upon issuance, the Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities.
We may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the Note Purchase Agreement).

The Note Purchase Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Note Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness by us or our subsidiaries, the principal, accrued and unpaid interest and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.
Our obligations under the Notes are fully and unconditionally guaranteed by us and certain of our subsidiaries.
The proceeds from the issuance of the Notes will be used by us to refinance existing secured indebtedness and for general corporate purposes. The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Our Operating Partnership offered and sold the Notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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
As of September 30, 2014, we were in compliance with the Amended and Restated Credit Facility financial covenants.

On October 16, 2014, we entered into the First Amendment to the Amended and Restated Credit Agreement that amends provisions of the Amended and Restated Credit Agreement to, among other things, (i) describe the treatment of our pari passu obligations under the Amended and Restated Credit Agreement and (ii) remove the material acquisition provisions previously set forth in the Amended and Restated Credit Agreement.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013
Cash and cash equivalents were $95.1 million and $65.7 million at September 30, 2014 and 2013, respectively.
Net cash provided by operating activities increased $6.9 million to $81.4 million for the nine months ended September 30, 2014 compared to $74.5 million for the nine months ended September 30, 2013. The increase in cash from operations was primarily due to higher net income before certain non-cash items, including lease termination payments.
Net cash used in investing activities increased $63.8 million to $99.0 million for the nine months ended September 30, 2014 compared to $35.2 million for the nine months ended September 30, 2013. The increase was primarily due to redevelopment construction activity at Lloyd District Portfolio and Torrey Reserve Campus. The increase was also attributed to the room refresh of the hotel towers at our mixed-use property.
Net cash provided by financing activities was $63.7 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $16.1 million for the nine months ended September 30, 2013. The increase of cash provided by financing activities was primarily due to proceeds received from our amended and restated credit facility and proceeds received from the sale of shares of our common stock under our ATM program.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2014 and 2013 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating income	$44,070	$42,120	$125,974	$123,966
General and administrative	(4,682)	(4,031)	(13,929)	(12,658)
Depreciation and amortization	(16,352)	(16,648)	(50,902)	(50,614)
Interest expense	(13,325)	(14,764)	(40,396)	(44,244)
Other income (expense), net	(621)	(419)	352	(763)
Net income	$9,090	$6,258	$21,099	$15,687
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
The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2014 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Funds from Operations (FFO)
Net income	$9,090	$21,099
Plus: Real estate depreciation and amortization	16,352	50,902
Funds from operations	25,442	72,001
Less: Nonforfeitable dividends on incentive restricted stock awards	(25)	(96)
FFO attributable to common stock and units	$25,417	$71,905
FFO per diluted share/unit	$0.42	$1.20
Weighted average number of common shares and units, diluted (1)	60,742,610	59,857,742

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
Fixed Interest Rate Debt
All of our outstanding debt obligations (maturing at various times through November 2022) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2014, we had $961.1 million of fixed rate debt outstanding with an estimated fair value of $987.5 million. The carrying values of our revolving credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $100.0 million term loan outstanding as of September 30, 2014 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at September 30, 2014 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $22.1 million. If interest rates at September 30, 2014 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $23.2 million.
Variable Interest Rate Debt
At September 30, 2014, our only variable interest rate debt is the revolver loan under our amended and restated credit facility, which had no balance outstanding at September 30, 2014.
We may enter into certain types of derivative financial instruments to reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2014, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08%.

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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 other than the addition of the following risk factor:
We rely on information technology in our operations, and any breach, interruption or security failure of that technology could have a negative impact on our business, operations and/or financial condition.
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails and/or employees or third-parties with access to our systems.
Our information technology, or IT, networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants.
Additionally, we collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing activities at our multifamily locations.  We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may have access to such personally identifiable information in connection with providing business services to us, whether through our own IT networks and related systems, or through the third-party service providers’ IT networks and related systems.
There can be no assurance that our efforts to maintain the security and integrity of our (or our third-party service providers) IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving our (or our third-party service providers) IT networks and related systems could materially and adversely impact our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our common stock, our ability to pay dividends and/or other distributions to our shareholders. A security breach could additionally cause the disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or employees) and damage to our reputation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 (1)	Common Stock Purchase Agreement dated as of September 12, 2014 by and between American Assets
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.
(1)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.

November 7, 2014	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	/s/ ROBERT F. BARTON
Robert F. Barton
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)