Form 10-K
period 2014-12-31
American Assets Trust, Inc.
filed 2015-02-20
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

AMERICAN ASSETS TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 001-35030

AMERICAN ASSETS TRUST, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland (American Assets Trust, Inc.)	27-3338708 (American Assets Trust, Inc.)
Maryland (American Assets Trust, L.P.)	27-3338894 (American Assets Trust, L.P.)
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11455 El Camino Real, Suite 200, San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)
(858) 350-2600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name Of Each Exchange On Which Registered
American Assets Trust, Inc.	Common Stock, $.01 par value per share	New York Stock Exchange
American Assets Trust, L.P.	None	None
Securities registered pursuant to Section 12(g) of the Act:

American Assets Trust, Inc.	None
American Assets Trust, L.P.	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American Assets Trust, Inc.	☒ Yes ☐ No
American Assets Trust, L.P.	☐ Yes ☒ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American Assets Trust, Inc.	☐ Yes ☒ No
American Assets Trust, L.P.	☒ Yes ☐ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

American Assets Trust, Inc.	☒ Yes ☐ No
American Assets Trust, L.P.	☐ Yes ☒ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

American Assets Trust, Inc.	☒ Yes ☐ No
American Assets Trust, L.P.	☒ Yes ☐ No
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
American Assets Trust, Inc.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
American Assets Trust, L.P.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

American Assets Trust, Inc.	☐ Yes ☒ No
American Assets Trust, L.P.	☐ Yes ☒ No
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2014 was $1,256.8 million.
The number of American Assets Trust, Inc.’s common shares outstanding on February 20, 2015 was 43,567,365.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2014, American Assets Trust, Inc. owned an approximate 70.7% partnership interest in the Operating Partnership. The remaining 29.3% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

The company believes that combining the annual reports on Form 10-K of American Assets Trust, Inc. and the Operating Partnership into a single report will result in the following benefits:

•	better reflects how management and the analyst community view the business as a single operating unit;

•	enhance investors' understanding of American Assets Trust, Inc. and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	greater efficiency for American Assets Trust, Inc. and the Operating Partnership and resulting savings in time, effort and expense; and

•	greater efficiency for investors by reducing duplicative disclosure by providing a single document for their review.

Management operates American Assets Trust, Inc. and the Operating Partnership as one enterprise. The management of American Assets Trust, Inc. and the Operating Partnership are the same.

There are a few differences between American Assets Trust, Inc. and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between American Assets Trust, Inc. and the Operating Partnership in the context of how American Assets Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. American Assets Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, American Assets Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. American Assets Trust, Inc. itself does not hold any indebtedness. The Operating Partnership holds substantially all the assets of the company, directly or indirectly holds the ownership interests in the company’s real estate ventures, conducts the operations of the business and is structured as a partnership with no publicly-traded equity. Except for net proceeds from public equity issuances by American Assets Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of operating partnership units.

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of American Assets Trust, Inc. and those of American Assets Trust, L.P. The partnership interests in the Operating Partnership that are not owned by American Assets Trust, Inc. are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in American Assets Trust, Inc.’s financial statements. To help investors understand the significant differences between the company and the Operating Partnership, this report presents the following separate sections for each of American Assets Trust, Inc. and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Debt;

◦	Equity/Partners' Capital; and

◦	Earnings Per Share/Unit;

•	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and

•	Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of American Assets Trust, Inc. and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of American Assets Trust, Inc. have made the requisite certifications and American Assets Trust, Inc. and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2014

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

•
limitations imposed on our business and our ability to satisfy complex rules in order for American Assets Trust, Inc. to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes; and

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2014, our portfolio is comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2014, we owned land at five of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 70.7% of our Operating Partnership as of December 31, 2014. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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
As noted above, since our initial public offering and the Formation Transactions occurred on January 19, 2011, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related Formation Transactions are not included in certain historical financial statements. Our results of operations for the year ended December 31, 2011 reflect the results of operations and financial condition for our Predecessor together with the entities we acquired at the time of our initial public offering, namely, the Waikiki Beach Walk entities and the Solana Beach Centre entities. Subsequent to our initial public offering, we acquired the following additional properties: First & Main, Lloyd District Portfolio, Solana Beach - Highway 101, One Beach Street, City Center Bellevue and Geary Marketplace. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition. Additionally, in August 2011, we sold Valencia Corporate Center and in December 2012, we sold 160 King Street; and we have reclassified our financial statements for all periods prior to the sales to 160 King Street as discontinued operations.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:

•
Irreplaceable Portfolio of High Quality Retail and Office Properties. We have acquired and developed a high quality portfolio of retail and office properties located in affluent neighborhoods and sought-after business centers in Southern California, Northern California, Portland, Oregon, Bellevue, Washington, San Antonio, Texas and Oahu, Hawaii. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.

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

Employees
At December 31, 2014, we had 113 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The environmental issue is currently in the final stages of remediation which entails the long term ground monitoring by the appropriate regulatory agency over the next two to nine years. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through an escrow funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board - Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio. However, the assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2014, 2013 and 2012 is set forth in Note 18 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2014, 2013 or 2012. salesforce.com at The Landmark at One Market accounted for approximately 15.9%, 15.9% and 13.3% of total office segment revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
Foreign Operations
We do not engage in any foreign operations or derive any revenue from foreign sources.
Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission, or the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.americanassetstrust.com, or by contacting our Secretary at our principal office, which is located at 11455 El

Camino Real, Suite 200, San Diego, California 92130. Our telephone number is (858) 350-2600. The information contained on our website is not a part of this report and is not incorporated herein by reference.
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
Our properties are located in California, Oregon, Washington, Texas and Hawaii, and substantially all of our properties are concentrated in California, Oregon, Washington and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires and other events). If there is a downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in any of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious, highly regulated and taxed than many other states, all of which may reduce demand for retail, office, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California, Oregon, Washington or Hawaii markets, or any decrease in demand for retail, office, multifamily or mixed-use space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At December 31, 2014, we had total debt outstanding of $1,070.0 million, excluding the unamortized fair value adjustment, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. We also have an amended and restated credit facility with a capacity of $350.0 million, consisting of a revolving line of credit of $250 million and a term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
As of December 31, 2014, the three largest tenants in our office portfolio - salesforce.com, Inc., Autodesk, Inc. and Veterans Benefits Administration - represented approximately 26.3% of the total annualized base rent in our office portfolio. salesforce.com, Inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
Our retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.
Our retail shopping center properties typically are anchored by large, nationally recognized tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants' leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.
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
For example, Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation, which leases retail space for a Kmart store at one of our properties with an aggregate of 119,590 leased square feet for an aggregate annualized base rent of $4.2 million as of December 31, 2014, announced in early 2012 that it would close approximately 80 stores during the year. While Sears Holdings Corporation has not closed the Kmart store at one of our properties, Kmart continued to have ongoing financial difficulties during 2014 and there is no guaranty that the Kmart store will not be closed in the future. The loss of Kmart as a tenant at our property could (1) decrease customer traffic for our other tenants at the property, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for the property.
As of December 31, 2014, our largest anchor tenants were Lowe's, Kmart and Sports Authority, which together represented approximately 15.1% of our total annualized base rent of our retail portfolio in the aggregate, and 6.2%, 5.9% and 3.0%, respectively, of the annualized base rent generated by our retail properties.
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
As of December 31, 2014, leases representing 7.0% of the square footage and 10.2% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2015, and an additional 4.6% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues decline, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If we are unable to decrease operating costs when demand for our properties decreases and our revenues decline, our financial condition, results of operations and our ability to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders may be adversely affected.

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
The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. For example, in January 2014, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with our term loan of $100 million at approximately 3.08% (subject to adjustments based on our consolidated leverage ratio) through the maturity date of the loan and maturity date extension options. Additionally, on August 19, 2014, we entered into (and later settled on September 19, 2014) a one-month forward-starting seven-year swap contract to reduce the interest rate variability exposure of the projected interest cash flows of our then-prospective Series A Notes (as defined below). These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.
Our amended and restated credit facility and note purchase agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
Our amended and restated credit facility and note purchase agreement contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments (including certain capital expenditures);

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.
These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, our credit facility contains specific cross-default provisions with respect to specified other indebtedness, giving the lenders and/or note purchasers the right to declare a default if we are in default under other loans in some circumstances.
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

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense; and

•
one or more lenders under our amended and restated credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large retailing companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our shopping centers.
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.
Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
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
We may be required, upon expiration of leases at our properties, to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could cause an adverse effect to our financial condition, results of operations, cash flow and per share trading price of our common stock.
The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time, which could negatively impact our ability to generate cash flow growth.
As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the California, Oregon, Washington, Texas and Hawaii real estate markets and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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
If our hospitality properties do not generate sufficient revenues, our financial position, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders may be adversely affected.
We must rely on third-party management companies to operate the Waikiki Beach Walk-Embassy Suites™ in order to maintain our qualification as a REIT under the Code, and, as a result, we will have less control than if we were operating the hotel directly.
In order to assist us in maintaining our qualification as a REIT, we have leased the Waikiki Beach Walk-Embassy Suites™ to WBW Hotel Lessee, LLC, our taxable REIT subsidiary, or TRS, lessee, and engaged a third-party management company to operate our hotel. While we have some input into operating decisions for the hotel leased by our TRS lessee and operated under a management agreement, we have less control than if we managed the hotel ourselves. Even if we believe that our hotel is not being operated efficiently, we may not have sufficient rights under the management agreement to enable us to force the management company to change its method of operation. We cannot assure you that the management company will successfully manage our hotel. A failure by the management company to successfully manage the hotel could lead to an increase in our operating expenses or a decrease in our revenue, or both, which could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders
If our relationship with the franchisor of the Waikiki Beach Walk-Embassy Suites™ was to deteriorate or terminate, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.

We cannot assure you that disputes between us and the franchisor of the Waikiki Beach Walk- Embassy Suites™ will not arise. If our relationship with the franchisor were to deteriorate as a result of disputes regarding the franchise agreement under which our hotel operates or for other reasons, the franchisor could, under certain circumstances, terminate our current license with them or decline to provide licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
Our franchisor, Embassy Suites™, could cause us to expend additional funds on upgraded operating standards, which may adversely affect our results of operations and reduce cash available for distribution to stockholders.
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $6.6 million based on operating performance through December 31, 2014. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
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
We rely on our senior management team, including Mr. Rady, for the day-to-day operations of our business. Our employment agreement with Mr. Rady requires him to devote a substantial portion of his business time and attention to our business. Mr. Rady continues to serve as chairman of the board of directors and president of American Assets, Inc. and chairman of the board of directors of Insurance Company of the West. As such, Mr. Rady has certain ongoing duties to American Assets, Inc., Insurance Company of the West and other business ventures that could require a portion of his time and attention. Although we expect that Mr. Rady will continue to devote a substantial majority of his business time and attention to us, we cannot accurately predict the amount of time and attention that will be required of Mr. Rady to perform such ongoing duties. To the extent that Mr. Rady is required to dedicate time and attention to American Assets, Inc. and/or Insurance Company of the West, his ability to devote a substantial majority of his business time and attention to our business and affairs may be limited and could adversely affect our operations.
We may be subject to on-going or future litigation and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.
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
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders necessary to maintain our qualification as a REIT.
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
Recently, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders necessary to maintain our qualification as a REIT.
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
Our information technology, or IT networks and related systems, are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants.
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
There can be no assurance that our efforts to maintain the security and integrity of our (or our third-party service providers') IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving our (or our third-party service providers') IT networks and related systems could materially and adversely impact our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our common stock, our ability to pay dividends and/or other distributions to our shareholders. A security breach could additionally cause the disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or employees) and damage to our reputation.
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
Our ability to make expected distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “Risks Related to Our Business and Operations,” as well as the following:

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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The environmental issues is currently in the final stages of remediation which entails the long term ground monitoring by the appropriate regulatory agency over the next two to nine years. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through an escrow funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board - Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio. However, the assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
As of December 31, 2014, Mr. Rady and his affiliates owned approximately 9.8% of our outstanding common stock and 24.1% of our outstanding common units, which together represent an approximate 33.9% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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
Our charter contains certain ownership limits with respect to our stock. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial or constructive ownership by any person of more than 7.275% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 7.275% in value of the aggregate outstanding shares of all classes and series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. Our board of directors has granted to each of (1) Mr. Rady (and certain of his affiliates) and (2) Cohen & Steers Management, Inc. an exemption from the ownership limits that will allow them to own, in the aggregate, up to 19.9% and 15.0%, respectively, in value or in number of shares, whichever is more restrictive, of our outstanding common stock, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:

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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2014, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 30.0% of our outstanding common units and approximately 11.1% of our outstanding common stock, which together represent an approximate 41.1% beneficial interest in our company on a fully diluted basis.
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
In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our Operating Partnership, including Mr. Rady and his affiliates and an affiliate of Mr. Chamberlain, that provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, in a taxable transaction during the period from the closing of our initial public offering through the seventh anniversary of such closing, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. Notwithstanding the foregoing the Operating Partnership's indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. The tax protected properties represented 33.9% of our portfolio's annualized base rent as of December 31, 2014 and included total revenue for Waikiki Beach Walk-Embassy Suites™ for the 12 month period ended December 31, 2014. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders' best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
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
Our Operating Partnership may issue additional partnership units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
We may, in connection with our acquisition of properties or otherwise, issue additional partnership units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders. To the extent that our stockholders do not directly own partnership units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Increases in these operating expenses can have an adverse impact on our financial condition, results of operations, the market price of our common stock and our ability to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.

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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•
we would not be allowed a deduction for distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to our American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
To maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.
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
Our Portfolio
As of December 31, 2014, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2014, we owned land at five of our properties that we classified as held for development and construction in progress.

Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	96.2%	$3,531,870	$47.01
Carmel Mountain Plaza(1)	San Diego, CA	1994/2014	15	528,416	97.2	11,590,214	22.57
South Bay Marketplace(1)	San Diego, CA	1997	9	132,877	100.0	2,260,482	17.01
Rancho Carmel Plaza	San Diego, CA	1993	3	30,421	87.7	796,621	29.86
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	96.2	4,631,745	22.97
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	97.9	5,747,939	23.80
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	675,678	99.6	9,664,305	14.36
Geary Marketplace	Walnut Creek, CA	2012	3	35,156	100.0	1,193,755	33.96
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,819,860	155.93
Waikele Center	Waipahu, HI	1993/2008	9	537,637	99.8	16,127,061	30.06
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	589,501	99.5	13,190,687	22.49
Subtotal / Weighted Average Retail Portfolio			104	3,075,754	98.6%	$70,554,539	$23.26

OFFICE PROPERTIES
Torrey Reserve	San Diego, CA	1996-2000/2014-present	12	493,435	85.8%	$15,230,099	$35.97
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,215	89.2	6,795,360	35.90
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	419,371	100.0	20,631,428	49.20
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	84.2	3,069,605	37.35
First & Main	Portland, OR	2010	1	360,641	92.9	8,762,154	26.15
Lloyd District Portfolio	Portland, OR	1940-2011/present	6	582,203	85.6	10,507,319	21.08
City Center Bellevue	Bellevue, WA	1987	1	494,781	97.9	16,783,750	34.65
Subtotal / Weighted Average Office Portfolio			26	2,660,260	91.4%	$81,779,715	$33.63
Total / Weighted Average Retail and Office Portfolio			130	5,736,014	95.3%	$152,334,254	$27.87
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (3)	Honolulu, HI	2006	3	96,707	99.6%	$10,591,167	$109.96

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014	2	369	79.8%	$315.36	$282.77
Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	99.8%	$11,098,908	$1,691
Imperial Beach Gardens	Imperial Beach, CA	1959/2008-present	26	160	100.0	2,816,928	1,467
Mariner’s Point	Imperial Beach, CA	1986	8	88	98.9	1,308,828	1,253
Santa Fe Park RV Resort (4)	San Diego, CA	1971/2007-2008	1	126	80.0	918,696	760
Total / Weighted Average Multifamily			115	922	97.1%	$16,143,360	$1,503

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	7	131,639	$1,193,816
South Bay Marketplace	1	2,824	$91,320
Del Monte Center	2	295,100	$201,291
Alamo Quarry Market	4	31,994	$470,075

(2)
This property contains 419,371 net rentable square feet consisting of The Landmark at One Market (375,151 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2016, which we have the option to extend until 2031 pursuant to three five-year extension options.

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

In the tables above:

•
The net rentable square feet for each of our retail properties and the retail portion of our mixed-use property is the sum of (1) the square footages of existing leases, plus (2) for available space, the field-verified square footage. The net rentable square feet for each of our office properties is the sum of (1) the square footages of existing leases, plus (2) for available space, management's estimate of net rentable square feet based, in part, on past leases. The net rentable square feet included in such office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 2010 measurement guidelines. Net rentable square footage may be adjusted from the prior period to reflect re-measurement of leased space at the properties.

•
Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2014, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2014. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2014, divided by total units available, expressed as a percentage.

•
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2014, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2014. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2014 for our retail and office portfolio equaled approximately $2.1 million for the year ended December 31, 2014. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2014. Total abatements for leases in effect as of December 31, 2014 for our multifamily portfolio were immaterial for the year ended December 31, 2014.

•	Units represent the total number of units available for sale/rent at December 31, 2014.

•
Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2014, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2014, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2014 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services. Offline rooms in connection with the room refresh at the Embassy Suites™ Hotel is adjusted for in calculating annualized revenue per available room for the year ended December 31, 2014.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2014.

Tenant Diversification
At December 31, 2014, our operating portfolio had approximately 759 leases with office and retail tenants, of which two expired on December 31, 2014 and 14 had not yet commenced. Our residential properties had approximately 794 leases with residential tenants at December 31, 2014, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 70 leases with retailers, of which one expired on December 31, 2014. No one tenant or affiliated group of tenants accounted for more than 8.0% of our annualized base rent as of December 31, 2014 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2014.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One Market	6/30/2019 4/30/2020 5/31/2021	254,118	4.4%	$12,969,904	8.0%
Autodesk, Inc.	The Landmark at One Market	12/31/2015 12/31/2017	114,664	2.0	5,504,269	3.4
Lowe's	Waikele Center	5/31/2018	155,000	2.7	4,381,887	2.7
Kmart	Waikele Center	6/30/2018	119,590	2.1	4,185,650	2.6
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.6	3,006,453	1.8
Insurance Company of the West	Torrey Reserve Campus	12/31/2016	81,040	1.4	2,598,814	1.6
Quiksilver	Waikiki Beach Walk	12/31/2015 4/30/2024	9,625	0.2	2,249,641	1.4
Caradigm USA LLC	City Center Bellevue	8/14/2017	68,956	1.2	2,231,416	1.4
Alliant International University	One Beach Street	10/31/2019	64,161	1.1	2,223,843	1.4
Treasury Call Center (2)	First & Main	8/31/2020	63,648	1.1	2,184,302	1.3
Sports Authority	Waikele Center, Carmel Mountain Plaza	7/18/2018 11/30/2018	90,722	1.5	2,133,950	1.3
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.2	1,990,316	1.2
HDR Engineering	City Center Bellevue	12/31/2017	56,024	1.0	1,988,852	1.2
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2019 3/31/2025 9/30/2032	71,431	1.2	1,857,490	1.1
Clearesult Operating, LLC (as successor to Portland Energy Conservation)	First & Main	1/31/2025	101,848	1.7	1,684,998	1.0
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.6	1,606,037	1.0
Familycare, Inc.	Lloyd District Portfolio	9/30/2024	59,518	1.0	1,564,021	1.0
Inome, Inc.	City Center Bellevue	7/31/2017	37,276	0.6	1,435,126	0.9
Eisneramper LLP	The Landmark at One Market	12/31/2018	19,126	0.3	1,415,324	0.9
Old Navy	South Bay Marketplace, Waikele Center, Alamo Quarry Market	4/30/2016 7/31/2016 9/30/2017	59,780	1.0	*	*
Vons	Lomas Santa Fe Plaza	12/31/2017	49,895	0.9	1,216,700	0.7
Wells Fargo	Torrey Reserve Campus, City Center Bellevue	9/30/2015 10/31/2015	30,330	0.5	1,176,480	0.7
Vistage Worldwide, Inc.	Torrey Reserve Campus	6/30/2018	32,091	0.5	1,175,782	0.7
Marshalls	Carmel Mountain Plaza, Solana Beach Towne Centre	1/31/2019 1/31/2020	68,055	1.2	1,175,170	0.7
Drug Enforcement Administration (3)	First & Main	8/31/2025	31,376	0.5	1,170,062	0.7
TOTAL			1,835,624	31.5%	$63,126,487	38.7%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2014 for the applicable lease(s) by (ii) 12.

(2)	The earliest option termination date under this lease is September 1, 2017.

(3)	The earliest option termination date under this lease is August 31, 2020.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2014. Our four multifamily properties are excluded from the table below and are all located in Southern California. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	8	1,931,761	33.1%
Northern California	4	1,227,819	21.1
Oregon	2	942,844	16.2
Washington	1	494,781	8.5
Texas	1	589,501	10.1
Hawaii (2)	3	646,015	11.1
Total	19	5,832,721	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.

(2)	Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2014 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	11	$70,689	41.9%
Office	7	65,471	38.8
Mixed-Use	1	10,877	6.4
Multifamily	4	21,732	12.9
Total	23	$168,769	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014, plus available space, for each of the ten calendar years beginning January 1, 2015 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from three leases that terminated on December 31, 2014. In 2015, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	270,405	4.6%	$—	—%	$—
Month to Month	49,577	0.8	585,833	0.4	11.82
2015	410,889	7.0	16,620,849	10.2	40.45
2016	499,533	8.6	17,963,755	11.0	35.96
2017	762,375	13.1	24,339,739	14.9	31.93
2018	1,259,139	21.6	29,153,715	17.9	23.15
2019	661,115	11.3	22,307,442	13.7	33.74
2020	559,796	9.6	15,964,098	9.8	28.52
2021	211,201	3.6	9,526,040	5.8	45.10
2022	176,512	3.0	5,911,496	3.6	33.49
2023	151,894	2.6	4,009,791	2.5	26.40
2024	359,097	6.2	9,229,897	5.7	25.70
Thereafter	286,877	4.9	7,312,766	4.5	25.49
Signed Leases Not Commenced	174,311	3.0	—	—	—
Total:	5,832,721	100.0%	$162,925,421	100.0%	$27.93

(1)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2014 for the leases expiring during the applicable period, by 12.

(2)	Annualized base rent per leased square foot is calculated by dividing annualized base rent for leases expiring during the applicable period by square footage under such expiring leases.

ITEM 3.	LEGAL PROCEEDINGS
We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. We may be subject to ongoing litigation and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
American Assets Trust, Inc.
Shares of American Assets Trust, Inc.'s common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for the company's common stock. On February 18, 2015, the reported close sale price per share was $43.21. The following table sets forth, for the periods indicated, the high and low close prices in dollars on the NYSE for the company's common stock and the dividends we declared per share.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter 2013	$28.00	$32.64	$0.2100
Second Quarter 2013	$29.28	$35.59	$0.2100
Third Quarter 2013	$28.99	$33.99	$0.2100
Fourth Quarter 2013	$30.75	$33.99	$0.2200
First Quarter 2014	$31.26	$34.04	$0.2200
Second Quarter 2014	$32.65	$35.00	$0.2200
Third Quarter 2014	$32.97	$35.77	$0.2200
Fourth Quarter 2014	$33.08	$40.65	$0.2325
On February 18, 2015, we had 88 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. The following table sets forth the distributions we declared with respect to American Assets Trust, L.P.'s operating partnership units for the periods indicated:

Period	Distribution per Unit
First Quarter 2013	$0.2100
Second Quarter 2013	$0.2100
Third Quarter 2013	$0.2100
Fourth Quarter 2013	$0.2200
First Quarter 2014	$0.2200
Second Quarter 2014	$0.2200
Third Quarter 2014	$0.2200
Fourth Quarter 2014	$0.2325
As of February 18, 2015, we had 31 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
Distribution Policy
We pay and intend to continue to pay regular quarterly dividends to holders of our common stock and unitholders of our Operating Partnership and to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. Dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Equity Securities
Common Stock of American Assets Trust, Inc.
On September 12, 2014, we entered into a common stock purchase agreement (the "Purchase Agreement") with Insurance Company of the West, a California corporation ("ICW"), an entity majority owned and controlled by Ernest Rady, the executive chairman of the company. The Purchase Agreement provides for the sale by the company to ICW, in a private placement ("Private Placement"), of 400,000 shares of common stock at a price of $33.76 per share, resulting in gross proceeds to the company of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of the company's common stock on the New York Stock Exchange on the date of the Purchase Agreement. The issuance of such shares was effected in reliance upon exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act. We contributed the net proceeds of the Private Placement to our Operating Partnership in exchange for common units and our Operating Partnership used the net proceeds received from us for general working capital purposes.
Operating Partnership Units
During the years ended December 31, 2014, 2013 and 2012, American Assets Trust, Inc. issued an aggregate of 216,748 shares, 5,004 shares and 10,015 shares, respectively, of its common stock in connection with the vesting of restricted stock awards under its 2011 Equity Incentive Award Plan for no cash consideration. For each share of vested common stock issued by American Assets Trust, Inc. in connection with such an award, American Assets Trust, L.P. issued a restricted operating partnership unit to American Assets Trust, Inc. in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. During the years ended December 31, 2014, 2013 and 2012, American Assets Trust, L.P. issued an aggregate of 216,748 units, 5,004 units and 10,015 units, respectively, of its restricted operating partnership units to American Assets Trust, Inc., as required by American Assets Trust, L.P.'s partnership agreement.
On May 6, 2013, our general partner entered into sales agreements with each of RBC Capital Markets, LLC, Jefferies LLC, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, under which it could offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million over time. Through December 31, 2014, our general partner had issued an aggregate of 3,451,519 shares under these sales agreements. Our general partner contributed the net proceeds from this program of approximately $115.6 million, after deducting the underwriters’ discount and commissions and estimated offering expenses, to us in exchange for 3,451,519 operating partnership units. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the SEC pursuant to our general partner’s shelf registration statement on Form S-3 (File No. 333-179411).
For all issuances of common units to our general partner, we relied on our general partner’s status as a publicly traded NYSE-listed company with approximately $1.9 billion in total consolidated assets at December 31, 2014 and as our majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2014.
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

 The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on January 13, 2011 and ending on December 31, 2014. The graph assumes a $100 investment in each of the indices on January 13, 2011 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

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

	American Assets Trust, Inc.				Predecessor
	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue:
Rental income	$246,078	$242,757	$225,249	$194,168	$115,165
Other property income	13,922	12,300	10,217	8,617	2,583
Total revenues	260,000	255,057	235,466	202,785	117,748
Expenses:
Rental expenses	68,267	68,608	64,089	58,133	20,520
Real estate taxes	22,964	21,378	22,025	18,746	11,688
General and administrative	18,532	17,195	15,593	13,627	8,699
Depreciation and amortization	66,568	66,775	61,853	55,936	34,419
Total operating expenses	176,331	173,956	163,560	146,442	75,326
Operating income	83,669	81,101	71,906	56,343	42,422
Interest expense	(52,965)	(58,020)	(57,328)	(54,580)	(43,251)
Early extinguishment of debt	—	—	—	(25,867)	—
Loan transfer and consent fees	—	—	—	(8,808)	—
Gain on acquisition	—	—	—	46,371	4,297
Other income (expense), net	441	(487)	(629)	212	(1,846)
Income from continuing operations	31,145	22,594	13,949	13,671	1,622
Discontinued operations:
Income from discontinued operations	—	—	932	1,672	552
Gain on sale of real estate property	—	—	36,720	3,981	—
Results from discontinued operations	—	—	37,652	5,653	552
Net income	31,145	22,594	51,601	19,324	2,174
Net income attributable to restricted shares	(374)	(536)	(529)	(482)	—
Net loss attributable to Predecessor's noncontrolling interests in consolidated real estate entities	—	—	—	2,458	2,205
Net income attributable to Predecessor's controlled owners' equity	—	—	—	(16,995)	(4,379)
Net income attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(16,134)	(1,388)	—
Net income attributable to American Assets Trust, Inc. stockholders	$21,756	$15,220	$34,938	$2,917	$—
Income from continuing operations attributable to common stockholders per share
Basic earnings (loss) per share	$0.52	$0.38	$0.24	$(0.02)
Diluted earnings (loss) per share	$0.51	$0.38	$0.24	$(0.02)
Net income attributable to common stockholders per share
Basic earnings per share	$0.52	$0.38	$0.90	$0.08
Diluted earnings per share	$0.51	$0.38	$0.90	$0.08
Weighted average shares of common stock outstanding - basic	42,041,126	39,539,457	38,736,113	36,748,806
Weighted average shares of common stock outstanding - diluted	59,947,474	57,515,810	57,053,909	54,219,807
Dividends declared per share	$0.8925	$0.8500	$0.8400	$0.8000

	American Assets Trust, Inc.				Predecessor
	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Net real estate	$1,775,400	$1,676,836	$1,668,182	$1,403,946	$867,316
Total assets	1,941,762	1,832,443	1,827,587	1,709,281	1,117,357
Notes payable	1,062,811	1,045,174	1,044,682	912,067	830,468
Total liabilities	1,175,186	1,145,865	1,141,858	1,029,553	962,236
Stockholders' equity and owner's equity	735,303	648,511	638,361	626,031	121,874
Noncontrolling interests	31,273	38,067	47,368	53,697	33,247
Total equity	766,576	686,578	685,729	679,728	155,121
Total liabilities and equity	1,941,762	1,832,443	1,827,587	1,709,281	1,117,357

Other Data:
Funds from operations (FFO) (1)	$97,713	$89,369	$77,892	$74,574	$55,120
FFO attributable to common stock and units	97,576	89,012	77,538	57,285	—

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

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$31,145	$22,594	$51,601	$19,324	$2,174
Plus: Real estate depreciation and amortization (including discontinued operations)	66,568	66,775	63,011	58,543	37,642
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	—	—	—	688	15,304
Less: Gain on sale of real estate	—	—	(36,720)	(3,981)	—
Funds from operations, as defined by NAREIT	97,713	89,369	77,892	74,574	55,120
Less: FFO attributable to Predecessor's controlled and noncontrolled owners' equity	—	—	—	(16,973)	(55,120)
Less: Nonforfeitable dividends on restricted stock awards	(137)	(357)	(354)	(316)	—
FFO attributable to common stock and units	$97,576	$89,012	$77,538	$57,285	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the audited historical consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report. As used in this section, unless the context otherwise requires, “we,” “us,” “our,” and “our company” mean American Assets Trust, Inc., a Maryland corporation and its consolidated subsidiaries, including American Assets Trust, L.P. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” or elsewhere in this document. See “Item 1A. Risk Factors” and “Forward-Looking Statements.”
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2014, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of December 31, 2014, we owned land at five of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor on January 19, 2011. After the completion of our initial public offering on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 70.7% of our Operating Partnership as of December 31, 2014. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

In the third quarter of 2013, we broke ground at our Lloyd District Portfolio-Phase I redevelopment project. We expect that the project will be LEED Certified and has been defined to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 582,000 square feet of office space. Construction of the project is expected to be complete in 2015, with an anticipated stabilization date in 2017 and estimated stabilized yield of approximately 6.25% to 7.25%, based on initial estimates. Projected costs of the development are approximately $192 million, of which approximately $135 million has been incurred to date. We expect to incur the remaining costs for the redevelopment of our Lloyd District Portfolio-Phase I in 2015.

Additionally, we continue our ongoing redevelopment efforts at Torrey Reserve Campus and are currently under construction to increase rentable office space by approximately 81,500 square feet, with an anticipated stabilization date in 2015 and estimated stabilized yield of approximately 8.6%, based on initial estimates. Projected costs of the redevelopment are approximately $34 million, of which approximately $32 million has been incurred to date. We expect to incur the remaining costs for this redevelopment project in 2015.

Our new development at Sorrento Pointe is close in proximity to Torrey Reserve Campus. We intend to start construction at Sorrento Pointe during the first half of 2015. This new development will consist of approximately 88,000 square feet of office space, with an anticipated stabilization date in 2017 and estimated stabilized yield in the range of approximately 8.25% to 9.25%. Projected costs of the new development are approximately $46 million of which approximately $7 million has been incurred to date.

We intend to opportunistically pursue other projects in our development pipeline including future phases of Lloyd District Portfolio, Solana Beach - Highway 101, as well as other redevelopments at Solana Beach Corporate Centre and Lomas Santa Fe Plaza. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition. We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our amended and restated credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

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
While there is judgment surrounding changes in designations, we typically reclassify significant development, redevelopment or expansion properties to same-store properties once they are stabilized. Properties are deemed stabilized typically at the earlier of (1) reaching 90% occupancy or (2) four quarters following a property's inclusion in operating real estate. We typically remove properties from same-store properties when the development, redevelopment or expansion has or is expected to have a significant impact on the property's annualized base rent, occupancy and operating income within the calendar year. Acquired properties are classified to same-store properties once we have owned such properties for the entirety of comparable period(s) and the properties are not under significant development or expansion.

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above.

Office same-store net operating income increased approximately 5.1% and 0.6% for the three months and year ended December 31, 2014, respectively, compared to the same periods in 2013. Office redevelopment same-store net operating income increased approximately 3.9% and 2.6% for the three months and year ended December 31, 2014, respectively, compared to the same periods in 2013.

Below is a summary of our same-store composition for the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2014, three acquired properties were classified into same-store properties when compared to the designations for the year ended December 31, 2013. For the year ended December 31, 2013, four acquired properties were classified into same-store properties and one property with significant redevelopment activity was removed from same-store properties when compared to the designations for the year ended December 31, 2012.

	December 31,
	2014	2013	2012
Same-Store	21	18	15
Non-Same Store	2	5	8
Total Properties	23	23	23

Redevelopment Same-Store	23	20	N/A

Total Development Properties	5	5	5

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Retail Leases. Our retail portfolio included eleven properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2014. As of December 31, 2014, these properties were 98.6% leased. For the year ended December 31, 2014, the retail segment contributed 37.0%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.
During the year ended December 31, 2014, we signed 66 retail leases for 303,243 square feet with an average rent of $29.41 per square foot during the initial year of the lease term. Of the leases, 55 represent comparable leases where there was a prior tenant, with an increase of 11.1% in cash basis rent and an increase of 19.0% in straight-line rent compared to the prior leases.
Office Leases. Our office portfolio included seven properties with a total of approximately 2.7 million rentable square feet available for lease as of December 31, 2014. As of December 31, 2014, these properties were 91.4% leased. For the year ended December 31, 2014, the office segment contributed 35.6% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2014, we signed 50 office leases for 391,485 square feet with an average rent of $32.71 per square foot during the initial year of the lease term. Of the leases, 27 represent comparable leases where there was a prior tenant, with an increase of 11.1% in cash basis rent and an increase of 19.4% in straight-line rent compared to the prior leases.

Multifamily Leases. Our multifamily portfolio included three apartment properties, as well as an RV resort, with a total of 922 units (including 122 RV spaces) available for lease as of December 31, 2014. As of December 31, 2014, these properties were 97.1% leased. For the year ended December 31, 2014, the multifamily segment contributed 6.5% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2014 was $1,503 compared to $1,422 at December 31, 2013.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2014, the retail portion of the property was 99.6% leased, and for the year ended December 31, 2014, the hotel had an average occupancy of 79.8%. For the year ended December 31, 2014, the mixed-use segment contributed 20.9%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the three months ended December 31, 2014, we signed 14 retail leases for a total of 41,696 square feet of retail space including 36,693 square feet of comparable space leases (leases for which there was a prior tenant), an increase of 2.1% on a cash basis and an increase of 8.4% on a straight-line basis. There were no new retail leases for comparable spaces signed during the three months ended December 31, 2014. Renewals for comparable retail spaces were signed for 36,693 square feet at an average rental rate increase of 2.1% on a cash basis and an increase of 8.4% on a straight-line basis. Tenant improvements and incentives were $1.40 per square foot of retail space for comparable renewal leases for the three months ended December 31, 2014.

During the three months ended December 31, 2014, we signed 11 office leases for a total of 214,118 square feet of office space including 139,496 square feet of comparable space leases, at an average rental rate increase of 19.6% on a cash basis and an average rental increase of 31.6% on a straight-line basis. New office leases for comparable spaces were signed for 62,687 square feet at an average rental rate increase of 23.8% on a cash basis and an average rental rate increase of 58.9% on a straight-line basis. Renewals for comparable office spaces were signed for 76,809 square feet at an average rental rate increase of 16.8% on a cash basis and increase of 12.3% on a straight-line basis. Tenant improvements and incentives were $77.46 per square foot of office space for comparable new leases for the three months ended December 31, 2014. There were no tenant improvement or incentives for comparable renewal leases for the three months ended December 31, 2014

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and, in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement of a space as it relates to a specific lease, but may also include base building costs (i.e., expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2014 generally become effective over the following year, though some may not become effective until 2016. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2015, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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
Revenue Recognition and Accounts Receivable
Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed rent escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management's assessment of credit, collection and other business risks. When we determine that we are the owner of tenant improvements and the tenant has reimbursed us for a portion or all of the tenant improvement costs, we consider the amount paid to be additional rent, which is recognized on a straight-line basis over the term of the related lease. For first generation tenants, in instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant is the owner of tenant improvements, tenant allowances are recorded as lease incentives and we commence revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when the rooms are occupied and services have been provided.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $128.8 million and $43.2 million for the years ended December 31, 2014 and 2013, respectively.

We capitalized external and internal costs related to other property improvements combined of $25.8 million and $17.5 million for the years ended December 31, 2014 and 2013, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.1 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $5.5 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively.

Segment capital expenditures for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	Year Ended December 31, 2014

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Retail Portfolio	$4,584	$1,446	$6,030	$1,476	$1,165	$8,671
Office Portfolio	9,929	5,804	15,733	16,513	2,331	34,577
Multifamily Portfolio	—	892	892	—	100,500	101,392
Mixed-Use Portfolio	80	5,052	5,132	—	—	5,132
Total	$14,593	$13,194	$27,787	$17,989	$103,996	$149,772

	Year Ended December 31, 2013

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Retail Portfolio	$2,987	$1,717	$4,704	$18	$127	$4,849
Office Portfolio	8,488	4,435	12,923	13,698	654	27,275
Multifamily Portfolio	—	787	787	—	23,854	24,641
Mixed-Use Portfolio	109	1,833	1,942	—	—	1,942
Total	$11,584	$8,772	$20,356	$13,716	$24,635	$58,707

The increase in tenant improvements and leasing commissions in our retail portfolio for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to the cost of tenant improvements for new tenants located at Lomas Santa Fe Plaza and Alamo Quarry Market. The increase in tenant improvements and leasing commissions in our office portfolio was primarily related to the cost of tenant improvements incurred for large new tenants located at City Center Bellevue and Lloyd District Portfolio, and leasing commissions costs incurred for new leases signed at First & Main and Lloyd District Portfolio.
The increase in maintenance capital expenditures in our office portfolio was primarily related to building remodeling and renovations at Torrey Reserve Campus, City Center Bellevue and Lloyd District Portfolio. The increase in maintenance capital expenditures in our mixed-use portfolio was related to scheduled hotel room renovations at the hotel.
Redevelopment and expansion expenditures in our retail portfolio for the year ended December 31, 2014 reflect costs incurred in the expansion at Carmel Mountain Plaza. Redevelopment and expansion expenditures in our office portfolio for both the years ended December 31, 2014 and 2013 reflect costs incurred in the development of Torrey Reserve Campus.
The increase in new development costs for the multifamily portfolio for the year ended December 31, 2013 is related to our development of the Lloyd District Portfolio to include multifamily units and retail leasing space, which began construction during the third quarter of 2013 and is expected to be completed in 2015.
Our capital expenditures during 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in 2015 will be less than those incurred in 2014 as the development activities at Torrey Reserve Campus and Lloyd District Portfolio are scheduled to be completed during 2015. We anticipate an increase in tenant improvements and leasing commissions noting lease expirations of approximately 7.0% in our total portfolio, assuming tenants do not exercise their options to extend their leases.

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
As of December 31, 2014 and 2013, none of our properties were impaired.
Income Taxes
We elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2011. To maintain our qualification as a REIT, we are required to distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, our taxable income generally would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
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

Property Acquisitions and Dispositions
2014 Acquisitions and Dispositions
During 2014, there were no acquisitions or dispositions.
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
2012 Disposition
On December 4, 2012, we sold 160 King Street located in San Francisco, California for a sales price of $93.8 million.  The decision to sell 160 King Street reflects our strategy of taking advantage of market conditions to reallocate capital within our existing and future portfolio. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of City Center Bellevue. As a result of the sale, 160 King Street no longer serves as a borrowing base property under our amended and restated credit facility.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
The following summarizes our consolidated results of operations for the year ended December 31, 2014 compared to our consolidated results of operations for the year ended December 31, 2013. As of December 31, 2014 and 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2014 and 2013, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013	Change	%
Revenues
Rental income	$246,078	$242,757	$3,321	1%
Other property income	13,922	12,300	1,622	13
Total property revenues	260,000	255,057	4,943	2
Expenses
Rental expenses	68,267	68,608	(341)	—
Real estate taxes	22,964	21,378	1,586	7
Total property expenses	91,231	89,986	1,245	1
Net operating income	168,769	165,071	3,698	2
General and administrative	(18,532)	(17,195)	(1,337)	8
Depreciation and amortization	(66,568)	(66,775)	207	—
Interest expense	(52,965)	(58,020)	5,055	(9)
Other income (expense), net	441	(487)	928	(191)
Total other, net	(137,624)	(142,477)	4,853	(3)
Net income	31,145	22,594	8,551	38
Net income attributable to restricted shares	(374)	(536)	162	(30)
Net income attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(2,177)	32
Net income attributable to American Assets Trust, Inc. stockholders	$21,756	$15,220	$6,536	43%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $4.9 million, or 2%, to $260.0 million for the year ended December 31, 2014 compared to $255.1 million for the year ended December 31, 2013. The percentage leased was as follows for each segment as of December 31, 2014 and 2013:

	Percentage Leased (1) Year Ended December 31,
	2014	2013
Retail	98.6%	97.0%
Office	91.4%	89.8%
Multifamily	97.1%	96.4%
Mixed-Use (2)	99.6%	97.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2014 or December 31, 2013, as applicable.

(2)	Includes the retail portion of the mixed-use property only.
The increase in total property revenue was attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $3.3 million, or 1%, to $246.1 million for the year ended December 31, 2014 compared to $242.8 million for the year ended December 31, 2013. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	%	2014	2013	Change	%
Retail	$94,869	$92,101	$2,768	3%	$94,823	$92,044	$2,779	3%
Office	86,657	86,395	262	—	61,081	60,874	207	—
Multifamily	15,738	14,933	805	5	15,738	14,933	805	5
Mixed-Use	48,814	49,328	(514)	(1)	48,814	49,328	(514)	(1)
	$246,078	$242,757	$3,321	1%	$220,456	$217,179	$3,277	2%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Retail rental revenue increased $2.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in percentage leased during the year ended December 31, 2014 from 97.0% to 98.6% for all retail properties. The increase can be partially attributed to the commencement of the Saks Off 5th lease signed during the second quarter of 2014. The increase in rental revenue was also the result of an increase in cost reimbursements at Alamo Quarry Market related to real estate tax refunds received during 2013. These increases were offset by a decrease in rental revenue at Waikele Center due to the expiration of the Foodland Super Market lease during the first quarter of 2014.
Office rental revenue increased $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase in percentage leased and annual base rent per square feet for the year ended December 31, 2014, primarily at City Center Bellevue where percentage leased and annual base rent increased from 93.6% to 97.9% and from $32.31 to $34.65, respectively. These increases were offset by a decrease in rental revenue at First & Main due to the expiration of the Treasury Tax Administration lease during the fourth quarter of 2013.
Multifamily rental revenue increased $0.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to an increase in average occupancy to 97.1% from 96.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was also attributed to higher average base rent per unit to $1,463 from $1,405 for the year ended December 31, 2014 compared to the year ended December 31, 2013.
The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. Mixed-use rental revenue decreased $0.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a decrease in hotel average occupancy from 87.2% for the year ended December 31, 2013 to 79.8% for the year ended December 31, 2014. The decrease in average occupancy resulted from a room refresh of both hotel towers which was completed during the second and fourth quarters of the year ended December 31, 2014. This decrease was partially offset by an increase in the average daily rate from $299.24 for the year ended December 31, 2013 to $315.36 for the year ended December 31, 2014. Additionally, rental revenues derived from our mixed-use retail property increased due to both an increase in the percentage leased and annualized base rent per square foot for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Other property income. Other property income increased $1.6 million, or 13%, to $13.9 million for the year ended December 31, 2014, compared to $12.3 million for the year ended December 31, 2013. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	%	2014	2013	Change	%
Retail	$1,271	$1,348	$(77)	(6)%	$1,271	$1,348	$(77)	(6)%
Office	5,817	4,132	1,685	41	3,206	2,934	272	9
Multifamily	1,238	1,192	46	4	1,238	1,192	46	4
Mixed-Use	5,596	5,628	(32)	(1)	5,596	5,628	(32)	(1)
	$13,922	$12,300	$1,622	13%	$11,311	$11,102	$209	2%
Retail other property income decreased $0.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a reduction in recoverable expenses due to the expiration of the Foodland Supermarket lease during the first quarter of 2014 and an additional distribution of bankruptcy claim amounts from the liquidation trustee of our former Borders tenants received during the second quarter of 2013.
Office other property income increased $1.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during the second quarter of 2014. Same-store office other property income increased $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase in parking revenue at First & Main and City Center Bellevue.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.2 million, or 1%, to $91.2 million for the year ended December 31, 2014, compared to $90.0 million for the year ended December 31, 2013. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses decreased $0.3 million to $68.3 million for the year ended December 31, 2014, compared to $68.6 million for the year ended December 31, 2013. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	%	2014	2013	Change	%
Retail	$14,359	$14,194	$165	1%	$14,317	$14,166	$151	1%
Office	18,816	18,468	348	2	12,450	12,280	170	1
Multifamily	4,447	4,339	108	2	4,447	4,339	108	2
Mixed-Use	30,645	31,607	(962)	(3)	30,645	31,607	(962)	(3)
	$68,267	$68,608	$(341)	—%	$61,859	$62,392	$(533)	(1)%
Retail rental expenses increased $0.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase in litigation expenses related to Lomas Santa Fe Plaza and an increase in repairs at Del Monte Center for the year ended December 31, 2014 compared to the year ended December 31, 2013. These increases were partially offset by a decrease in parking lot repairs at Carmel Mountain Plaza.
Office rental expenses increased $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the recovery of bad debts recorded during the year ended December 31, 2013 for Torrey Reserve Campus and an increase in maintenance and utility expenses at The Landmark at One Market. The increases were partially offset by a decrease of maintenance and utility expenses at Lloyd District Portfolio.
Multifamily rental expenses increased $0.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in maintenance and utility expenses at our multifamily properties during the period.

Mixed-use rental expenses decreased $1.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a decrease in the variable expenses of our hotel operations, such as food and beverage, room expenses and repairs and maintenance during the year ended December 31, 2014, which was itself attributable to a decrease in occupancy at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate tax expense increased $1.6 million, or 7%, to $23.0 million for the year ended December 31, 2014, compared to $21.4 million for the year ended December 31, 2013. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	%	2014	2013	Change	%
Retail	$11,092	$9,706	$1,386	14%	$11,010	$9,625	$1,385	14%
Office	8,187	8,220	(33)	—	5,520	5,480	40	1
Multifamily	1,652	1,578	74	5	1,652	1,578	74	5
Mixed-Use	2,033	1,874	159	8	2,033	1,874	159	8
	$22,964	$21,378	$1,586	7%	$20,215	$18,557	$1,658	9%
Retail real estate taxes increased $1.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to property tax refunds received during 2013, mainly at Lomas Santa Fe Plaza and Alamo Quarry Market.
Office real estate taxes were relatively unchanged for the year ended December 31, 2014 compared to the year ended December 31, 2013. Real estate taxes at City Center Bellevue increased during the year ended December 31, 2014 due to higher tax assessments related to increased occupancy. This increase was offset by a decrease at The Landmark at One Market for additional tax refunds received during the year ended December 31, 2014.
Multifamily real estate taxes increased $0.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to refunds received during 2013 at the multifamily properties for successful appeals of property value reductions.
Mixed-use real estate taxes increased $0.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income.
Property operating income increased $3.7 million, or 2%, to $168.8 million for the year ended December 31, 2014, compared to $165.1 million for the year ended December 31, 2013. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	%	2014	2013	Change	%
Retail	$70,689	$69,549	$1,140	2%	$70,767	$69,601	$1,166	2%
Office	65,471	63,839	1,632	3	46,317	46,048	269	1
Multifamily	10,877	10,208	669	7	10,877	10,208	669	7
Mixed-Use	21,732	21,475	257	1	21,732	21,475	257	1
	$168,769	$165,071	$3,698	2%	$149,693	$147,332	$2,361	2%

Retail property operating income increased $1.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in percentage leased and annualized base rent per leased square foot. This increase was offset by the expiration of the Foodland Super Market lease during the first quarter of 2014, an increase in real estate tax expense related to property tax refunds for prior years which were received during 2013 and an increase in litigation expenses related to Lomas Santa Fe Plaza.
Office property operating income increased $1.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to lease termination fees at Torrey Reserve Campus received during the first quarter of 2014, increases in percentage leased and annual base rent per leased square foot at City Center Bellevue and additional tax refunds received at The Landmark at One Market. These increases were partially offset by the decrease in same store rental revenue at First & Main due to the expiration of the Treasury Tax Administration lease in 2013.
Multifamily property operating income increased $0.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increases at all multifamily properties in the percentage leased and average base rent per leased unit for 2014 compared to 2013.
Mixed-use property operating income increased $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in the retail portion of our mixed use property as the result of an increase in percentage leased and annual base rent per leased square footage. This increase was partially offset by a decrease in the hotel portion of our mixed use property primarily due to a decrease in hotel occupancy which in turn was due to the room refresh of both hotel towers completed during the second and fourth quarters of the year ended December 31, 2014.
Other
General and administrative. General and administrative expenses increased $1.3 million, or 8%, to $18.5 million for the year ended December 31, 2014, compared to $17.2 million for the year ended December 31, 2013. This increase was primarily due to higher personnel costs primarily related to expenses associated with our 2011 Equity Incentive Award Plan, under which 216,748 shares of our common stock were granted during the year ended December 31, 2014 compared to 5,004 shares granted during the year ended December 31, 2013.
Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, to $66.6 million for the year ended December 31, 2014, compared to $66.8 million for the year ended December 31, 2013. This decrease was primarily due to the full amortization of in-place leases at City Center Bellevue during 2013, partially offset by accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the hotel's room refresh.
Interest expense. Interest expense decreased $5.1 million, or 9%, to $53.0 million for the year ended December 31, 2014 compared with $58.0 million for the year ended December 31, 2013. This decrease was primarily due to the capitalization of interest costs related to our redevelopment and development construction activities during the year ended December 31, 2014 and the payment of the outstanding mortgages encumbering Alamo Quarry Market and Waikele Center during the fourth quarter of 2013 and the fourth quarter of 2014, respectively.
Other Income (Expense), Net. Other income, net increased $0.9 million, or 191%, to $0.4 million for the year ended December 31, 2014 compared to other expense, net of $0.5 million for the year ended December 31, 2013, primarily due to a net termination fee earned on a canceled acquisition and a decrease in income tax expense attributed to the decrease in hotel revenue during 2014.
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The following summarizes the historical results of operations for the year ended December 31, 2013 compared to our consolidated results of operations for the year ended December 31, 2012. As of December 31, 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2013, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Change	%
	2013	2012
Revenues
Rental income	$242,757	$225,249	$17,508	8%
Other property income	12,300	10,217	2,083	20
Total property revenues	255,057	235,466	19,591	8
Expenses
Rental expenses	68,608	64,089	4,519	7
Real estate taxes	21,378	22,025	(647)	(3)
Total property expenses	89,986	86,114	3,872	4
Total property income	165,071	149,352	15,719	11
General and administrative	(17,195)	(15,593)	(1,602)	10
Depreciation and amortization	(66,775)	(61,853)	(4,922)	8
Interest expense	(58,020)	(57,328)	(692)	1
Other (expense) income, net	(487)	(629)	142	(23)
Total other, net	(142,477)	(135,403)	(7,074)	5
Income from continuing operations	22,594	13,949	8,645	62
Discontinued operations
Income from discontinued operations	—	932	(932)	(100)
Gain on sale of real estate property	—	36,720	(36,720)	(100)
Results from discontinued operations	—	37,652	(37,652)	(100)
Net income	22,594	51,601	(29,007)	(56)
Net income attributable to restricted shares	(536)	(529)	(7)	1
Net income attributable to unitholders in the Operating Partnership	(6,838)	(16,134)	9,296	(58)
Net income attributable to American Assets Trust, Inc. stockholders	$15,220	$34,938	$(19,718)	(56)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $19.6 million, or 8%, to $255.1 million for the year ended December 31, 2013 compared to $235.5 million for the year ended December 31, 2012. The percentage leased was as follows for each segment as of December 31, 2013 and 2012:

	Percentage Leased (1) Year Ended December 31,
	2013	2012
Retail	97.0%	97.0%
Office	89.8%	93.3%
Multifamily	96.4%	94.7%
Mixed-Use (2)	97.8%	95.5%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2013 or December 31, 2012, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

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
The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. Mixed-use rental revenue increased $3.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in average revenue per available room from $235 in 2012 to $261 in 2013, which was attributed to the increase in the average daily rate at the hotel from $264 in 2012 to $299 for 2013. The increase in mixed-use rental revenue is also attributed to higher rental rates to retail tenants at our mixed-use property.
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
Mixed-use other property income increased $0.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in parking income, principally as a result of increased occupancy at the hotel and an increase in the overnight hotel guest parking rate from $30/day to $35/day effective January 2013.
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
Office rental expenses increased $2.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of City Center Bellevue on August 21, 2012, which had rental expenses of $2.3 million for the year ended December 31, 2013. The increase was also attribute to same-store office rental expenses, which increased $0.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to an increase in on-site personnel costs and increase in building expenses for our sublease of the Annex at the Landmark at One Market. The increase in office rental expenses was partially offset by a decrease in property management fees of approximately $0.5 million due to the fact that Langley Investment Properties, Inc. who managed and operated the Lloyd District Portfolio, stopped managing and operating the Lloyd District Portfolio in the first quarter of 2013.
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
Property Operating Income
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
Multifamily property operating income increased $1.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increases in the percentage leased and average base rent per leased unit for 2014 compared to 2013. The increase was also attributed to a decrease in real estate taxes during year ended December 31, 2013.
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
Interest expense. Interest expense increased $0.7 million, or 1%, to $58.0 million for the year ended year ended December 31, 2013 compared with $57.3 million for the year ended December 31, 2012. This increase was primarily due to interest expense on the mortgage loans issued with respect to One Beach Street on March 29, 2012 and City Center Bellevue on October 12, 2012, offset by amounts capitalized to construction.
Discontinued Operations. Discontinued operations relates to our sale of 160 King Street on December 4, 2012.
Liquidity and Capital Resources of American Assets Trust, Inc.

In this “Liquidity and Capital Resources of American Assets Trust, Inc” section, the term the “company” refers only to American Assets Trust, Inc. on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.

The company’s business is operated primarily through the Operating Partnership, of which the company is the parent company and sole general partner, and which it consolidates for financial reporting purposes.  Because the company operates on a consolidated basis with the Operating Partnership, the section entitled “Liquidity and Capital Resources of American Assets Trust, L.P. ” should be read in conjunction with this section to understand the liquidity and capital resources of the company on a consolidated basis and how the company is operated as a whole.

The company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The company itself does not have any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of the company and the Operating Partnership are the same on their respective financial statements.  However, all debt is held directly or indirectly by the Operating Partnership. The company’s principal funding requirement is the payment of dividends on its common stock. The company’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2014, the company owned an approximate 70.7% partnership interest in the Operating Partnership. The remaining 29.3% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

The liquidity of the company is dependent on the Operating Partnership’s ability to make sufficient distributions to the company. The primary cash requirement of the company is its payment of dividends to its stockholders. The company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the company’s guarantee obligations, then the company will be required to fulfill its cash payment commitments under such guarantees. However, the company’s only significant asset is its investment in the Operating Partnership.

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2014, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the company’s stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, funding construction projects, capital expenditures, tenant improvements and leasing commissions.

The company may from time to time seek to repurchase or redeem the Operating Partnership’s outstanding debt, the company’s shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For the company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically the company has satisfied this distribution requirement by making cash distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the company’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments.

The company is a well-known seasoned issuer. As circumstances warrant, the company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, to develop new or existing properties, to acquire properties or for general corporate purposes.
In February 2012, the company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective in February 2012. The universal shelf registration statement may permit the company, from time to time, to offer and sell up to approximately $500.0 million of equity securities. Additionally, in February 2015, the company filed a universal shelf registration statement on Form S-3ASR with the SEC, which replaced the prior Form S-3. However, there can be no assurance that the company will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.
On May 6, 2013, the company entered into an at-the-market, or ATM, equity program with four sales agents in which the company may from time to time offer and sell shares of common stock having an aggregate offering price of up to $150.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2014, the company has issued 3,451,519 shares of common stock at a weighted average price per share of $34.09 for gross cash proceeds of $117.7 million. The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2014, the company had the capacity to issue up to an additional $32.3 million in shares of common stock under the ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the ATM equity program.
Liquidity and Capital Resources of American Assets Trust, L.P.

In this “Liquidity and Capital Resources of American Assets Trust, L.P.” section, the terms “we,” “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries, or the Operating Partnership and American Assets Trust, Inc. together with their consolidated subsidiaries, as the context requires. American Assets Trust, Inc. is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with American Assets Trust, Inc., the section entitled “Liquidity and Capital Resources of American Assets Trust, Inc.” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of December 31, 2014, we held $59.4 million in cash and cash equivalents.
Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to American Assets Trust, Inc.'s stockholders required to maintain its REIT status, distributions to our other unitholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and, if necessary, borrowings available under our amended and restated credit facility.
Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements to pay scheduled debt maturities and to fund property acquisitions and capital improvements with net cash from operations, long-term secured and unsecured indebtedness and, if necessary, the issuance of equity and debt securities. We also may fund property acquisitions and capital improvements using our amended and restated credit facility pending permanent financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot be assured that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
Our overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Reserve Campus and Lloyd District Portfolio. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment, partly as a result of an additional 81,500 square feet of office space under development at Torrey Reserve Campus, which we expect to complete during 2015 and which we expect to invest an additional approximate $2.0 million. Additionally, construction at Lloyd District Portfolio-Phase I is ongoing and is expected to be complete in 2015, and result in approximately 47,000 additional square feet of retail space and 657 multi-family units. Over the next year we expect to invest approximately $56.3 million to complete the construction at Lloyd District Portfolio-Phase I. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our amended and restated credit facility.

Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2014 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,069,983	$235,980	$113,974	$190,139	$75,224	$142,662	$312,004
Interest payments	177,577	47,141	37,486	29,757	21,888	15,073	26,232
Operating lease (1) (2)	37,232	2,636	2,682	2,686	2,686	2,686	23,856
Tenant-related commitments	13,615	8,780	4,715	120	—	—	—
Construction-related commitments	72,637	72,607	30	—	—	—	—
Total	$1,371,044	$367,144	$158,887	$222,702	$99,798	$160,421	$362,092

(1)
Lease payments on The Landmark at One Market lease will be equal to fair rental value from July 2016 through the end of the options lease term. In the table, we have shown the option lease payments for this period based on the stated rate for the month of June 2016 of $162,140.

(2)
Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period at the stated rate for February 2017 of $61,690.

Indebtedness Outstanding
Secured Notes Payable
The following table sets forth information as of December 31, 2014, with respect to our secured notes indebtedness (dollars in thousands):

Description of Debt	Principal Balance at December 31, 2014	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
The Shops at Kalakaua (1)(2)	19,000	5.45%	19,437	May 1, 2015	19,000
The Landmark at One Market (1)(4)	133,000	5.61%	137,390	July 5, 2015	133,000
Del Monte Center (1)(3)	82,300	4.93%	84,698	July 8, 2015	82,300
First & Main (1)	84,500	3.97%	3,397	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	1,250	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	476	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,117	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV(5)	36,376	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,553	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	875	April 1, 2019	21,900
Torrey Reserve—North Court (5)	21,075	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VC1, VC2, VC3 (5)	7,101	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (5)	11,302	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (5)	37,675	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,479	November 1, 2022	111,000
Total Secured Notes Payable/Weighted Average	$819,983	5.23%	$273,851		$811,539
Unamortized fair value adjustment	(7,172)
Secured Notes Payable	$812,811

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on February 2, 2015.

(3)	Loan repaid in full, without premium or penalty, on February 6, 2015.

(4)
Maturity date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(5)	Principal payments based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2014, we were in compliance with all loan covenants.
Description of Certain Debt
The following is a summary of the material provisions of the loan agreements evidencing our material debt outstanding as of December 31, 2014.
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
Mortgage Loan Secured by Del Monte Center (loan repaid in full without penalty or premium on February 6, 2015)
Del Monte Center was subject to senior mortgage debt with an original principal amount of $82.3 million, which is securitized debt that is currently held by Wells Fargo Bank, N.A., as Trustee for the registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C5 under that certain Pooling and Servicing Agreement, dated as of November 1, 2005.
Maturity and Interest. The loan had a maturity date of July 8, 2015 and bore interest at a fixed rate per annum of 4.93%. This was an interest only loan.
Security. The loan was made to four borrower subsidiaries, and was secured by a first-priority deed of trust on the Del Monte Center property, a security interest in all personal property used in connection with the Del Monte Center property and an assignment of all leases, rents and security deposits relating to the property.
Prepayment. The loan was voluntarily defeasable in whole or in part, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to July 8, 2015, at which time the loan would have been eligible to be voluntarily prepaid without penalty or premium.
Events of Default. The loan agreement contained customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.
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
Credit Facility
On January 19, 2011, we entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. We expect to use our credit facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio. The credit facility also had an accordion feature that allowed us to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bore interest at the rate of either LIBOR or a base rate, plus a margin that varied depending on our leverage ratio. The amount available for us to borrow under the credit facility was subject to the net operating income of our properties that form the borrowing base of the credit facility and a minimum implied debt yield of such properties.
On March 7, 2011, the credit facility was amended to allow us or our Operating Partnership to purchase mortgage-backed securities issued by the Government National Mortgage Association with maturities of up to 30 years.
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
On October 16, 2014, we entered into a first amendment to the amended and restated credit agreement that amends provisions of the amended and restated credit agreement to, among other things, (1) describe the treatment of our pari passu obligations under the amended and restated credit agreement and (2) remove the material acquisition provisions previously set forth in the amended and restated credit agreement.
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
We and certain of our subsidiaries guarantee the obligations under the amended and restated credit facility, and certain of our subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the amended and restated credit facility.
As of December 31, 2014, we were in compliance with all then in-place amended and restated credit facility covenants.
Note Purchase Agreement
On October 31, 2014, the Operating Partnership entered into a note purchase agreement (the "Note Purchase Agreement" with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (1) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (2) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (3) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”, and collectively with the Series A Notes and Series B Notes, are referred to herein as, the “Notes”). The Series A Notes were issued on October 31, 2014. The Series B Notes were issued on February 2, 2015 and the Series C Notes are expected to be issued on April 1, 2015, subject to customary closing conditions. Upon issuance, the Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities. As of December 31, 2014, $150 million of the Series A Notes was outstanding with an all in effective interest rate of approximately 3.88% (including interest rate swap costs).
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Cash and cash equivalents were $59.4 million and $49.0 million at December 31, 2014 and 2013, respectively.
Net cash provided by operating activities increased $12.9 million to $105.6 million for the year ended December 31, 2014, compared to $92.7 million for the year ended December 31, 2013. The increase was primarily the result of an increase in cash net operating income from office and retail properties due to an increase in the percentage leased and a decrease in interest expense due to increased capitalized interest related to our development and redevelopment activities primarily at Torrey Reserve Campus and Lloyd District Portfolio. In addition, proceeds from the settlement of a forward-starting seven year swap contract, deemed to be a highly effective hedge, increased cash from operating activities by $1.6 million compared to no such activity in 2013.
Net cash used in investing activities increased $94.5 million to $152.8 million for the year ended December 31, 2014, compared to $58.3 million for the year ended December 31, 2013. This increase was primarily attributable to an increase in our 2014 capital expenditures of $89.0 million related to our development and redevelopment activities primarily at our Torrey Reserve Campus and Lloyd District Portfolio.
Net cash provided by financing activities was $57.6 million for the year ended December 31, 2014 compared to net cash used in financing activities of $28.0 million for the year ended December 31, 2013. The increase in cash provided by financing activities of $85.6 million is primarily related to the net increase in proceeds of $78.8 million from the issuance of common stock under the ATM equity program. In addition, the net proceeds from debt financing activities increased $15.0 million due to the issuance of the term loan and senior guaranteed notes payable, which was partially offset by the repayment of the unsecured line of credit under the revolver loans and secured notes payable. The increase was also partially offset by the increase in dividends paid to common stock and unitholders, which increased $4.8 million to $54.3 million for the year ended December 31, 2014 compared to $49.5 million for the year ended December 31, 2013.
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
Net cash used in investing activities decreased $136.0 million to $58.3 million for the year ended December 31, 2013, compared to $194.3 million for the year ended December 31, 2012. The decrease was primarily attributable to a decrease in cash paid for 2012 acquisitions of $274.0 million, which was partially offset by cash received in 2012 from the sale of marketable securities of $27.6 million and investing activities of discontinued operations of $87.6 million. The decrease was further offset by an increase in our 2013 capital expenditures of $21.1 million related to our development and redevelopment activities primarily at Torrey Reserve Campus and Lloyd District Portfolio.
Net cash used in financing activities was $28.0 million for the year ended December 31, 2013,compared to net cash provided by financing activities of $48.1 million for the year ended December 31, 2012. The decrease of cash provided by financing activities of $76.1 million was primarily related to secured notes payable of $132.9 million obtained during 2012 related to our 2012 acquisitions, with no such activity in 2013. In addition, dividends paid to common stock and unitholders increased $1.0 million in 2013. The decrease was partially offset by net proceeds of $25.3 million received in 2013 from the issuance of common stock under the ATM equity program.
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
The following is a reconciliation of our NOI to net income for the years ended December 31, 2014, 2013 and 2012 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net operating income	$168,769	$165,071	$149,352
General and administrative	(18,532)	(17,195)	(15,593)
Depreciation and amortization	(66,568)	(66,775)	(61,853)
Interest expense	(52,965)	(58,020)	(57,328)
Other income (expense), net	441	(487)	(629)
Income from continuing operations	31,145	22,594	13,949
Discontinued operations:
Income from discontinued operations	—	—	932
Gain on sale of real estate property	—	—	36,720
Results from discontinued operations	—	—	37,652
Net income	$31,145	$22,594	$51,601
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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2014, 2013 and 2012 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2014	2013	2012
Net income	$31,145	$22,594	$51,601
Plus: Real estate depreciation and amortization (1)	66,568	66,775	63,011
Less: Gain on sale of real estate	—	—	(36,720)
Funds from operations, as defined by NAREIT	$97,713	$89,369	$77,892
Less: Nonforfeitable dividends on incentive stock awards	(137)	(357)	(354)
FFO attributable to common stock and units	$97,576	$89,012	$77,538
FFO per diluted share/unit	$1.62	$1.54	$1.35
Weighted average number of common shares and units, diluted (2)	60,256,335	57,726,012	57,262,767

(1)	Includes depreciation and amortization related to 160 King Street, which was sold on December 4, 2012 and is included in discontinued operations on the statement of operations.

(2)
For the years ended December 31, 2014, 2013 and 2012 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

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

We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2014, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. In addition, on August 19, 2014, we entered into a one-month forward-starting swap contract to reduce the interest rate variability exposure of the projected interest cash flows of our then-prospective Series A Notes. The forward-starting swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge. We settled the forward-starting seven year-swap contract on September 19, 2014, resulting in a gain of approximately $1.6 million. This gain is included in accumulated other comprehensive income on the consolidated balance sheets and will be amortized to interest expense over the life of the Series A Notes.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through November 2022) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2014, we had $970.0 million of fixed-rate debt outstanding with an estimated fair value of $1,005.0 million. If interest rates at December 31, 2014 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $29.0 million. If interest rates at December 31, 2014 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $30.8 million.
Variable Interest Rate Debt
At December 31, 2014, our only variable interest rate debt outstanding was related to our amended and restated credit agreement, of which a $100.0 million term loan was outstanding under our amended and restated credit facility at December 31, 2014. Concurrent with the funding of our term loan, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Controls and Procedures (American Assets Trust, Inc.)
Evaluation of Disclosure Controls and Procedures
American Assets Trust, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, American Assets Trust, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of

the effectiveness of the design and operation of its disclosure controls and procedures. Based on the foregoing, American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, American Assets Trust, Inc.’s disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, and effected by American Assets Trust, Inc.’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
Controls and Procedures (American Assets Trust, L.P.)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of its general partner, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner concluded that, as of the end of the period covered by this report, the Operating Partnership’s disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner and effected by the general partner's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the general partner of the Operating Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 20th day of February, 2015.

American Assets Trust, Inc.	American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ JOHN W. CHAMBERLAIN	/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain President and Chief Executive Officer	John W. Chamberlain President and Chief Executive Officer
(Principal Executive Officer)	(Principal Executive Officer)

/s/ ROBERT F. BARTON	/s/ ROBERT F. BARTON
Robert F. Barton Executive Vice President and Chief Financial Officer	Robert F. Barton Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)	(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN W. CHAMBERLAIN	President, Chief Executive Officer, and Director	February 20, 2015
John W. Chamberlain

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 20, 2015
Robert F. Barton

/s/ ERNEST S. RADY	Executive Chairman of the Board	February 20, 2015
Ernest S. Rady

/s/ LARRY E. FINGER	Director	February 20, 2015
Larry E. Finger

/s/ DUANE A. NELLES	Director	February 20, 2015
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 20, 2015
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 20, 2015
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III-Consolidated Real Estate and Accumulated Depreciation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST &YOUNG LLP

San Diego, California
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). American Assets Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Assets Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of American Assets Trust, Inc. and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST &YOUNG LLP

San Diego, California
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of American Assets Trust, L.P.

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the "Operating Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, Partners' capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III-Consolidated Real Estate and Accumulated Depreciation. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST &YOUNG LLP

San Diego, California
February 20, 2015

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate, at cost
Operating real estate	$1,931,698	$1,919,015
Construction in progress	195,736	67,389
Held for development	9,390	9,013
	2,136,824	1,995,417
Accumulated depreciation	(361,424)	(318,581)
Net real estate	1,775,400	1,676,836
Cash and cash equivalents	59,357	48,987
Restricted cash	10,994	9,124
Accounts receivable, net	6,727	7,295
Deferred rent receivables, net	35,883	32,531
Other assets, net	53,401	57,670
TOTAL ASSETS	$1,941,762	$1,832,443
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$812,811	$952,174
Unsecured notes payable	250,000	—
Unsecured line of credit	—	93,000
Accounts payable and accrued expenses	50,861	37,063
Security deposits payable	5,521	5,163
Other liabilities and deferred credits	55,993	58,465
Total liabilities	1,175,186	1,145,865
Commitments and contingencies (Note 13)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 43,701,669 and 40,512,563 shares issued and outstanding at December 31, 2014 and 2013, respectively	437	405
Additional paid-in capital	795,065	692,196
Accumulated dividends in excess of net income	(60,291)	(44,090)
Accumulated other comprehensive income	92	—
Total American Assets Trust, Inc. stockholders' equity	735,303	648,511
Noncontrolling interests	31,273	38,067
Total equity	766,576	686,578
TOTAL LIABILITIES AND EQUITY	$1,941,762	$1,832,443
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Rental income	$246,078	$242,757	$225,249
Other property income	13,922	12,300	10,217
Total revenue	260,000	255,057	235,466
EXPENSES:
Rental expenses	68,267	68,608	64,089
Real estate taxes	22,964	21,378	22,025
General and administrative	18,532	17,195	15,593
Depreciation and amortization	66,568	66,775	61,853
Total operating expenses	176,331	173,956	163,560
OPERATING INCOME	83,669	81,101	71,906
Interest expense	(52,965)	(58,020)	(57,328)
Other income (expense), net	441	(487)	(629)
INCOME FROM CONTINUING OPERATIONS	31,145	22,594	13,949
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	932
Gain on sale of real estate property	—	—	36,720
Results from discontinued operations	—	—	37,652
NET INCOME	31,145	22,594	51,601
Net income attributable to restricted shares	(374)	(536)	(529)
Net income attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(16,134)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$21,756	$15,220	$34,938
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.52	$0.38	$0.24
Discontinued operations	—	—	0.66
Basic income attributable to common stockholders per share	$0.52	$0.38	$0.90
Weighted average shares of common stock outstanding - basic	42,041,126	39,539,457	38,736,113
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
Diluted income attributable to common stockholders per share	$0.51	$0.38	$0.90
Weighted average shares of common stock outstanding - diluted	59,947,474	57,515,810	57,053,909

COMPREHENSIVE INCOME
Net income	$31,145	$22,594	$51,601
Other comprehensive loss - unrealized loss on swap derivative during the period	(1,448)	—	—
Other comprehensive income - unrealized gain on forward starting swap	1,617	—	—
Reclassification of amortization of forward starting swap included in interest expense	(39)	—	—
Comprehensive income	31,275	22,594	51,601
Comprehensive income attributable to non-controlling interest	(9,053)	(6,838)	(16,134)
Comprehensive income attributable to American Assets Trust, Inc.	$22,222	$15,756	$35,467

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2011	39,283,796	$393	$653,645	$(28,007)	$—	$53,697	$679,728
Net income	—	—	—	35,467	—	16,134	51,601
Conversion of operating partnership units	372,654	4	7,092	—	—	(7,096)	—
Issuance of restricted stock	10,015	—	—	—	—	—	—
Forfeiture of restricted stock	(2,253)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(33,085)	—	(15,367)	(48,452)
Stock-based compensation	—	—	2,852	—	—	—	2,852
Balance at December 31, 2012	39,664,212	397	663,589	(25,625)	—	47,368	685,729
Net income	—	—	—	15,756		6,838	22,594
Common shares issued	741,452	7	24,903	—		—	24,910
Conversion of operating partnership units	106,326	1	859	—	—	(860)	—
Issuance of restricted stock	5,004	—	—	—	—	—	—
Forfeiture of restricted stock	(4,431)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(34,221)	—	(15,279)	(49,500)
Stock-based compensation	—	—	2,845	—	—	—	2,845
Balance at December 31, 2013	40,512,563	405	692,196	(44,090)	—	38,067	686,578
Net income	—	—	—	22,130	—	9,015	31,145
Common shares issued	3,110,067	31	104,117	—	—	—	104,148
Issuance of restricted stock	216,748	2	(2)	—	—	—	—
Forfeiture of restricted stock	(1,192)	—	—	—	—	—	—
Conversion of operating partnership units	11,852	—	(133)	—	—	133	—
Dividends declared and paid	—	—	—	(38,331)	—	(15,980)	(54,311)
Stock-based compensation	—	—	3,666	—	—	—	3,666
Shares withheld for employee taxes	(148,369)	(1)	(4,779)	—	—	—	(4,780)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,024)	(424)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	—	—	1,144	473	1,617
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(28)	(11)	(39)
Balance at December 31, 2014	43,701,669	$437	$795,065	$(60,291)	$92	$31,273	$766,576
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$31,145	$22,594	$51,601
Results from discontinued operations	—	—	(37,652)
Income from continuing operations	31,145	22,594	13,949
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,623)	(4,997)	(6,967)
Depreciation and amortization	66,568	66,775	61,853
Amortization of debt issuance costs and debt fair value adjustments	4,075	3,932	3,911
Stock-based compensation expense	3,666	2,845	2,852
Settlement of forward interest rate swap agreement	1,617	—	—
Other noncash interest expense	(39)	—	—
Other, net	(95)	848	2,422
Changes in operating assets and liabilities
Change in restricted cash	1,198	(755)	(1,000)
Change in accounts receivable	279	(45)	63
Change in other assets	(107)	(88)	143
Change in accounts payable and accrued expenses	1,381	1,167	(1,799)
Change in security deposits payable	358	307	(50)
Change in other liabilities and deferred credits	188	151	186
Net cash provided by operating activities of continuing operations	105,611	92,734	75,563
Net cash provided by operating activities of discontinued operations	—	—	382
Net cash provided by operating activities	105,611	92,734	75,945
INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	—	—	(273,990)
Capital expenditures	(144,674)	(55,675)	(34,582)
Change in restricted cash, reserves for capital improvements	(3,068)	453	2,557
Leasing commissions	(5,098)	(3,032)	(3,456)
Maturity of marketable securities	—	—	4,384
Sale of marketable securities	—	—	23,191
Net cash used in investing activities of continuing operations	(152,840)	(58,254)	(281,896)
Net cash provided by investing activities of discontinued operations	—	—	87,601
Net cash used in investing activities	(152,840)	(58,254)	(194,295)
FINANCING ACTIVITIES
Change in restricted cash	—	(1,400)	—
Issuance of secured notes payable	—	—	132,900
Repayment of secured notes payable	(142,276)	(95,420)	(34,626)
Proceeds from term loan	100,000	—	—
Proceeds from unsecured line of credit	—	93,000	164,000
Repayment of unsecured line of credit	(93,000)	—	(164,000)
Proceeds from issuance of senior guaranteed notes payable	150,000	—	—
Debt issuance costs	(2,141)	—	(1,355)
Proceeds from issuance of common stock, net	104,107	25,348	—
Dividends paid to common stock and unitholders	(54,311)	(49,500)	(48,452)
Deferred offering costs	—	—	(361)
Shares withheld for employee taxes	(4,780)	—	—
Net cash provided by (used in) financing activities	57,599	(27,972)	48,106
Net increase (decrease) in cash and cash equivalents	10,370	6,508	(70,244)
Cash and cash equivalents, beginning of period	48,987	42,479	112,723
Cash and cash equivalents, end of period	$59,357	$48,987	$42,479
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,	December 31,
	2014	2013

ASSETS
Real estate, at cost
Operating real estate	$1,931,698	$1,919,015
Construction in progress	195,736	67,389
Held for development	9,390	9,013
	2,136,824	1,995,417
Accumulated depreciation	(361,424)	(318,581)
Net real estate	1,775,400	1,676,836
Cash and cash equivalents	59,357	48,987
Restricted cash	10,994	9,124
Accounts receivable, net	6,727	7,295
Deferred rent receivables, net	35,883	32,531
Other assets, net	53,401	57,670
TOTAL ASSETS	$1,941,762	$1,832,443
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable	$812,811	$952,174
Unsecured notes payable	250,000	—
Unsecured line of credit	—	93,000
Accounts payable and accrued expenses	50,861	37,063
Security deposits payable	5,521	5,163
Other liabilities and deferred credits	55,993	58,465
Total liabilities	1,175,186	1,145,865
Commitments and contingencies (Note 13)
CAPITAL:
Limited partners' capital, 17,905,257 and 17,917,109 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	31,235	38,067
General partners' capital, 43,701,669 and 40,512,563 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	735,211	648,511
Accumulated other comprehensive income	130	—
Total capital	766,576	686,578
TOTAL LIABILITIES AND CAPITAL	$1,941,762	$1,832,443

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Rental income	$246,078	$242,757	$225,249
Other property income	13,922	12,300	10,217
Total revenue	260,000	255,057	235,466
EXPENSES:
Rental expenses	68,267	68,608	64,089
Real estate taxes	22,964	21,378	22,025
General and administrative	18,532	17,195	15,593
Depreciation and amortization	66,568	66,775	61,853
Total operating expenses	176,331	173,956	163,560
OPERATING INCOME	83,669	81,101	71,906
Interest expense	(52,965)	(58,020)	(57,328)
Other income (expense), net	441	(487)	(629)
INCOME FROM CONTINUING OPERATIONS	31,145	22,594	13,949
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	932
Gain on sale of real estate property	—	—	36,720
Results from discontinued operations	—	—	37,652
NET INCOME	31,145	22,594	51,601
Net income attributable to restricted shares	(374)	(536)	(529)
Net income attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(16,134)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$21,756	$15,220	$34,938
EARNINGS PER UNIT - BASIC
Continuing operations	$0.52	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, basic	$0.52	$0.38	$0.90
Weighted average units outstanding, basic	42,041,126	39,539,457	38,736,113
EARNINGS PER UNIT - DILUTED
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, diluted	$0.51	$0.38	$0.90
Weighted average units outstanding, diluted	59,947,474	57,515,810	57,053,909

DISTRIBUTIONS PER UNIT	$0.8925	$0.8500	$0.8400

COMPREHENSIVE INCOME
Net income	$31,145	$22,594	$51,601
Other comprehensive loss - unrealized loss on swap derivative during the period	(1,448)	—	—
Other comprehensive income - unrealized gain on forward starting swap	1,617	—	—
Reclassification of amortization of forward starting swap included in interest expense	(39)	—	—
Comprehensive income	31,275	22,594	51,601
Comprehensive income attributable to Limited Partners	(9,053)	(6,838)	(16,134)
Comprehensive income attributable to General Partners	$22,222	$15,756	$35,467

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Share Data)

	Limited Partners' Capital (1)		General Partners' Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2011	18,396,089	$53,697	39,283,796	$626,031	$—	$679,728
Net income	—	16,134	—	35,467	—	51,601
Conversion of operating partnership units	(372,654)	(7,096)	372,654	7,096	—	—
Issuance of restricted units	—	—	10,015	—	—	—
Forfeiture of restricted units	—	—	(2,253)	—	—	—
Distributions	—	(15,367)	—	(33,085)	—	(48,452)
Stock-based compensation	—	—	—	2,852	—	2,852
Balance at December 31, 2012	18,023,435	$47,368	39,664,212	$638,361	$—	$685,729
Net income	—	6,838	—	15,756	—	22,594
Contributions from American Assets Trust, Inc.	—	—	741,452	24,910	—	24,910
Conversion of operating partnership units	(106,326)	(860)	106,326	860	—	—
Issuance of restricted units	—	—	5,004	—	—	—
Forfeiture of restricted units	—	—	(4,431)	—	—	—
Distributions	—	(15,279)	—	(34,221)	—	(49,500)
Stock-based compensation	—	—	—	2,845	—	2,845
Balance at December 31, 2013	17,917,109	$38,067	40,512,563	$648,511	$—	$686,578
Net income	—	9,015	—	22,130	—	31,145
Contributions from American Assets Trust, Inc.	—	—	3,110,067	104,148	—	104,148
Conversion of operating partnership units	(11,852)	133	11,852	(133)	—	—
Issuance of restricted units	—	—	216,748	—	—	—
Forfeiture of restricted units	—	—	(1,192)	—	—	—
Distributions	—	(15,980)	—	(38,331)	—	(54,311)
Stock-based compensation	—	—	—	3,666	—	3,666
Shares withheld for employee taxes	—	—	(148,369)	(4,780)	—	(4,780)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,448)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	—	—	1,617	1,617
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(39)	(39)
Balance at December 30, 2014	17,905,257	$31,235	43,701,669	$735,211	$130	$766,576

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$31,145	$22,594	$51,601
Results from discontinued operations	—	—	(37,652)
Income from continuing operations	31,145	22,594	13,949
Adjustments to reconcile income from operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,623)	(4,997)	(6,967)
Depreciation and amortization	66,568	66,775	61,853
Amortization of debt issuance costs and debt fair value adjustments	4,075	3,932	3,911
Stock-based compensation expense	3,666	2,845	2,852
Settlement of forward interest rate swap agreement	1,617	—	—
Other noncash interest expense	(39)	—	—
Other, net	(95)	848	2,422
Changes in operating assets and liabilities
Change in restricted cash	1,198	(755)	(1,000)
Change in accounts receivable	279	(45)	63
Change in other assets	(107)	(88)	143
Change in accounts payable and accrued expenses	1,381	1,167	(1,799)
Change in security deposits payable	358	307	(50)
Change in other liabilities and deferred credits	188	151	186
Net cash provided by operating activities of continuing operations	105,611	92,734	75,563
Net cash provided by operating activities of discontinued operations	—	—	382
Net cash provided by operating activities	105,611	92,734	75,945
INVESTING ACTIVITIES
Acquisition of real estate, net of cash acquired	—	—	(273,990)
Capital expenditures	(144,674)	(55,675)	(34,582)
Change in restricted cash, reserves for capital improvements	(3,068)	453	2,557
Leasing commissions	(5,098)	(3,032)	(3,456)
Maturity of marketable securities	—	—	4,384
Sale of marketable securities	—	—	23,191
Net cash used in investing activities of continuing operations	(152,840)	(58,254)	(281,896)
Net cash used in investing activities of discontinued operations	—	—	87,601
Net cash used in investing activities	(152,840)	(58,254)	(194,295)
FINANCING ACTIVITIES
Change in restricted cash	—	(1,400)	—
Issuance of secured notes payable	—	—	132,900
Repayment of secured notes payable	(142,276)	(95,420)	(34,626)
Proceeds from term loan	100,000	—	—
Proceeds from unsecured line of credit	—	93,000	164,000
Repayment of unsecured line of credit	(93,000)	—	(164,000)
Proceeds from issuance of senior guaranteed notes payable	150,000	—	—
Debt issuance costs	(2,141)	—	(1,355)
Contributions from American Assets Trust, Inc.	104,107	25,348	—
Distributions	(54,311)	(49,500)	(48,452)
Deferred offering costs	—	—	(361)
Shares withheld for employee taxes	(4,780)	—	—
Net cash provided by (used in) financing activities	57,599	(27,972)	48,106
Net increase (decrease) in cash and cash equivalents	10,370	6,508	(70,244)
Cash and cash equivalents, beginning of period	48,987	42,479	112,723
Cash and cash equivalents, end of period	$59,357	$48,987	$42,479
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
American Assets Trust, Inc. (which may be referred to in these financial statements as the “company,” “we,” “us,” or “our”) is a Maryland corporation formed on July 16, 2010 that did not have any operating activity until the consummation of our initial public offering (the “Offering”) and the related acquisition on January 19, 2011 of certain assets of a combination of entities whose assets included entities owned and/or controlled by Ernest S. Rady and his affiliates, including the Rady Trust, which in turn owned (1) controlling interests in entities owning 17 properties and the property management business of American Assets, Inc. and (2) noncontrolling interests in entities owning four properties. The company is the sole general partner of American Assets Trust, L.P., a Maryland limited partnership formed on July 16, 2010 (the “Operating Partnership”). The company's operations are carried on through our Operating Partnership and its subsidiaries, including our taxable REIT subsidiary. Since the formation of our Operating Partnership, the company has controlled our Operating Partnership as its general partner and has consolidated its assets, liabilities and results of operations.
We are a vertically integrated and self-administered REIT with 113 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units and square footage or acres are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2014, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2014, we owned land at five of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Solana Beach – Highway 101 – Land
Sorrento Pointe – Land
Torrey Reserve – Construction in Progress
Lloyd District Portfolio – Construction in Progress
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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow information
Total interest costs incurred	$58,455	$60,133	$58,074
Interest capitalized	$5,490	$2,113	$746
Interest expense	$52,965	$58,020	$57,328
Cash paid for interest, net of amounts capitalized (including discontinued operations)	$48,032	$54,345	$55,349
Cash paid for income taxes	$404	$901	$1,239
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$9,908	$5,001	$4,944
Accrued leasing commissions	$763	$1,385	$(782)
Accrued placement fees for senior guaranteed notes payable	$750	$—	$—
Reduction to capital for prepaid equity financing costs	$40	$437	$—
Revenue Recognition and Accounts Receivable
Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed rent escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management's assessment of credit, collection and other business risks. When we determine that we are the owner of tenant improvements and the tenant has reimbursed us for a portion or all of the tenant improvement costs, we consider the amount paid to be additional rent, which is recognized on a straight-line basis over the term of the related lease. For first generation tenants, in instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant is the owner of tenant improvements, tenant allowances are recorded as lease incentives and we commence revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred.
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.4 million, $3.5 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2014 and December 31, 2013, our allowance for doubtful accounts was $0.8 million and $1.0 million, respectively, and our allowance for deferred rent receivables was $1.2 million and $1.2 million, respectively. Total bad debt expense was $0.2 million, $0.1 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2014, 2013 and 2012, real estate depreciation expense was $56.0 million, $52.0 million and $47.8 million, respectively, including amounts from discontinued operations.

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
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. We had no hedging instruments outstanding during 2013 or 2012. Concurrent with the closing of the amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio (see Note 9).
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2014 and December 31, 2013, we had $32.4 million and $29.0 million, respectively, in excess of the FDIC insured limit. At December 31, 2014 and December 31, 2013, we had $20.0 million and $11.0 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. Activity for accounts related to real estate tax and insurance expenditures is classified as operating activities in the statement of cash flows. Changes in reserves for capital improvements are classified as investing activities in the statement of cash flows. At December 31, 2014 and 2013, we had $11.0 million and $9.1 million, respectively, in restricted cash.
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
Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” For the years ended December 31, 2014, 2013 and 2012 there were no early extinguishments of debt or write offs of debt issuance costs.
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2014 we have no investments in real estate joint ventures and, accordingly we have no VEIs which need to be consolidated.

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

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2014
Land	$248,386	$143,575	$25,507	$76,635	$494,103
Buildings	500,088	621,343	42,270	125,798	1,289,499
Land improvements	39,999	8,273	3,085	2,363	53,720
Tenant improvements	50,504	56,127	—	1,679	108,310
Furniture, fixtures, and equipment	491	750	5,832	5,383	12,456
Construction in progress	5,327	31,878	141,205	326	178,736	(1)
	844,795	861,946	217,899	212,184	2,136,824
Accumulated depreciation	(205,339)	(104,092)	(35,431)	(16,562)	(361,424)
Net real estate	$639,456	$757,854	$182,468	$195,622	$1,775,400
December 31, 2013
Land	$248,008	$143,575	$25,507	$76,635	$493,725
Buildings	499,091	618,077	42,270	123,142	1,282,580
Land improvements	39,892	7,528	3,010	2,363	52,793
Tenant improvements	46,649	51,016	—	1,697	99,362
Furniture, fixtures, and equipment	489	517	5,482	10,080	16,568
Construction in progress	2,673	14,189	32,252	1,275	50,389	(1)
	836,802	834,902	108,521	215,192	1,995,417
Accumulated depreciation	(185,095)	(84,012)	(33,909)	(15,565)	(318,581)
Net real estate	$651,707	$750,890	$74,612	$199,627	$1,676,836

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
Dispositions
On December 4, 2012, we sold 160 King Street for a sales price of approximately $93.8 million. The property is located in San Francisco, California and was previously included in our office segment. The decision to sell 160 King Street was a result of our desire to focus resources on our core, high-barrier-to-entry markets. The sale was completed as a reverse tax deferred exchange in conjunction with the acquisition of City Center Bellevue pursuant to the provisions of Section 1031 of the Code and applicable state revenue and taxation code sections. As a result of the sale, 160 King Street no longer serves as a borrowing base property under our amended and restated credit facility.
We determined that 160 King Street became a discontinued operation in the fourth quarter of 2012. We have, therefore, classified 160 King Street's net assets, liabilities and operating results as discontinued operations on our balance sheets and our statements of income for all periods prior to the sale.

Net revenue and net income from the property's discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenue from discontinued operations	$—	$—	$6,734
Results from discontinued operations
Income from discontinued operations	—	—	932
Gain on sale of real estate from discontinued operations	—	—	36,720
Total income from discontinued operations	$—	$—	$37,652
NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2014	December 31, 2013
In-place leases	$53,967	$62,813
Accumulated amortization	(35,336)	(38,279)
Above market leases	22,500	28,279
Accumulated amortization	(17,397)	(20,880)
Acquired lease intangible assets, net	$23,734	$31,933
Below market leases	$70,013	$76,502
Accumulated accretion	(27,161)	(28,592)
Acquired lease intangible liabilities, net	$42,852	$47,910

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) includes net amortization from acquired above and below market leases of $2.8 million, $2.4 million and $(0.2) million in 2014, 2013 and 2012, respectively. The remaining weighted-average amortization period as of December 31, 2014, is 2.4 years, 1.4 years and 8.5 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $17.5 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 10.8 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization of in-place leases	$(5,903)	$(9,120)	$(10,248)
Amortization of above market leases	(2,296)	(4,052)	(5,739)
Amortization of below market leases	5,057	6,440	5,502
Net loss	$(3,142)	$(6,732)	$(10,485)

As of December 31, 2014, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2015	$4,744	$1,752	$4,667
2016	3,954	1,263	4,525
2017	3,189	932	4,169
2018	1,893	628	3,649
2019	1,452	318	3,560
Thereafter	3,399	210	22,282
	$18,631	$5,103	$42,852
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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of our deferred compensation liability and interest rate swap liability. We measure the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2014 and 2013. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$981	$—	$981	$—	$769	$—	$769
Interest rate swap liability	$—	$1,448	$—	$1,448	$—	$—	$—	$—

The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 3.6% to 5.7%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying values of our line of credit and term loan set forth below are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$812,811	$850,475	$952,174	$990,296
Term loan	$100,000	$100,000	$—	$—
Senior guaranteed notes, Series A	$150,000	$154,560	$—	$—
Line of credit	$—	$—	$93,000	$93,000
NOTE 6. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Leasing commissions, net of accumulated amortization of $20,659 and $19,606 respectively	$19,484	$18,071
Acquired above market leases, net	5,103	7,399
Acquired in-place leases, net	18,631	24,534
Lease incentives, net of accumulated amortization of $2,960 and $2,590, respectively	740	1,110
Other intangible assets, net of accumulated amortization of $1,590 and $1,554, respectively	453	655
Debt issuance costs, net of accumulated amortization of $4,147 and $2,985, respectively	5,361	2,632
Prepaid expenses, deposits and other	3,629	3,269
Total other assets	$53,401	$57,670
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Acquired below market leases, net	$42,852	$47,910
Prepaid rent and deferred revenue	7,288	7,506
Interest rate swap liability	1,448	—
Straight-line rent liability	2,533	1,145
Deferred rent expense	584	829
Deferred compensation	981	769
Deferred tax liability	219	233
Other liabilities	88	73
Total other liabilities and deferred credits	$55,993	$58,465
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

NOTE 8. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's amended and restated credit facility, term loan and carve-out guarantees on property-level debt.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2014 and December 31, 2013 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2014	December 31, 2013	as of December 31, 2014
Waikele Center (1)(2)	—	140,700	—	November 1, 2014
The Shops at Kalakaua (1)(3)	19,000	19,000	5.45%	May 1, 2015
The Landmark at One Market (1)(5)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (1)(4)	82,300	82,300	4.93%	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (6)	36,376	36,804	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (6)	21,075	21,377	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (6)	7,101	7,200	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (6)	11,302	11,475	5.91%	June 1, 2020
Solana Beach Towne Centre (6)	37,675	38,249	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
Total	819,983	962,259
Unamortized fair value adjustment	(7,172)	(10,085)
Total Secured Notes Payable	$812,811	$952,174

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on October 31, 2014

(3)	Loan repaid in full, without premium or penalty, on February 2, 2015.

(4)	Loan repaid in full, without premium or penalty, on February 6, 2015.

(5)
Maturity Date is the earlier of the loan maturity date under the loan agreement, or the “Anticipated Repayment Date” as specifically defined in the loan agreement, which is the date after which substantial economic penalties apply if the loan has not been paid off.

(6)	Principal payments based on a 30-year amortization schedule.

On October 10, 2012, the Operating Partnership entered into a ten-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $111.0 million. The loan is secured by a first-priority deed of trust on City Center Bellevue and an assignment of all leases, rents and security deposits relating to City Center Bellevue. The loan has a maturity date of November 1, 2022, bears interest at a fixed rate per annum of 3.98% and is interest only.
On March 29, 2012, the Operating Partnership entered into a seven-year non-recourse mortgage loan with PNC Bank, National Association with an original principal amount of $21.9 million. The loan is secured by a first-priority deed of trust on

One Beach Street and an assignment of all leases, rents and security deposits relating to One Beach Street. The loan has a maturity date of April 1, 2019, bears interest at a fixed rate per annum of 3.94% and is interest only.
Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2014 and December 31, 2013 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2014	December 31, 2013	as of December 31, 2014
Term Loan	$100,000	$—	Variable (1)	January 9, 2019 (2)
Senior Guaranteed Notes, Series A	150,000	—	4.04% (3)	October 31, 2021
Total Unsecured Notes Payable	$250,000	$—

(1)
The company has entered into an interest rate swap agreement that is intended to fix the interest rate associated with the loan term at approximately 3.08% through its maturity date and extension options, subject to adjustments based on the Operating Partnership's consolidated leverage ratio.

(2)
The Operating Partnership has an option to extend the term loan up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by the Operating Partnership subject to the satisfaction of certain conditions.

(3)
The company entered into a one-month forward-starting seven-year swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million (see Note 9). The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

On October 31, 2014, the Operating Partnership entered into a note purchase agreement (the "Note Purchase Agreement") with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (1) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (2) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (3) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”, and collectively with the Series A Notes and Series B Notes, are referred to herein as, the “Notes”). The Series A Notes were issued on October 31, 2014. The Series B Notes were issued on February 2, 2015 and the Series C Notes are expected to be issued on April 1, 2015, subject to customary closing conditions. Upon issuance, the Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities. As of December 31, 2014, $150 million of the Series A Notes were outstanding with an all in effective interest rate of approximately 3.88% (including interest rate swap costs).
The Operating Partnership may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the Note Purchase Agreement).

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
The Operating Partnership's obligations under the Notes are fully and unconditionally guaranteed by the Operating Partnership and certain of the Operating Partnership's subsidiaries.
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2014, the Operating Partnership was in compliance with all loan covenants.

Scheduled principal payments on secured and unsecured notes payable as of December 31, 2014 are as follows (in thousands):

2015	$235,980
2016	113,974
2017	190,139
2018	75,224
2019	142,662
Thereafter	312,004
$1,069,983
Credit Facility
On January 19, 2011, the company and the Operating Partnership entered into a revolving credit facility, or the credit facility. A group of lenders for which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as administrative agent and joint arranger, and an affiliate of Wells Fargo Securities, LLC acts as syndication agent and joint arranger, provided commitments for a revolving credit facility allowing borrowings of up to $250.0 million. The credit facility also had an accordion feature that allowed the Operating Partnership to increase the availability thereunder up to a maximum of $400.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The credit facility bore interest at the rate of either LIBOR or a base rate, in each case plus a margin that varied depending on our leverage ratio. The amount available for us to borrow under the credit facility was subject to the net operating income of our properties that form the borrowing base of the facility and a minimum implied debt yield of such properties.
On March 7, 2011, the credit facility was amended to allow the company or the Operating Partnership to purchase GNMA securities with maturities of up to 30 years. On January 10, 2012, the credit facility was amended a second time to (1) extend the maturity date to January 10, 2016 (with a one-year extension option), (2) decrease the applicable interest rates and (3) modify certain financial covenants contained therein. On September 7, 2012, the credit facility was amended a third time to allow our consolidated total secured indebtedness to be up to 55% of our secured total asset value for the period commencing upon the date that a material acquisition (generally, greater than $100 million) was consummated through and including the last day of the third fiscal quarter that followed such date.
On January 9, 2014, the company and the Operating Partnership entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then in-place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million, or the revolver loan, and a term loan of $100 million, or the term loan. The amended and restated credit facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
On October 16, 2014, we entered into a first amendment to the amended and restated credit agreement that amends provisions of the amended and restated credit agreement to, among other things, (1) describe the treatment of our pari passu obligations under the amended and restated credit agreement and (2) remove the material acquisition provisions previously set forth in the amended and restated credit agreement.
Borrowings under the amended and restated credit facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the revolver loan) and (b) 1.30% to 1.90% (with respect to the term loan), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the revolver loan) and (ii) 0.30% to 0.90% (with respect to the term loan), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the credit agreement in place as of December 31, 2013. If American Assets Trust, Inc. obtains an investment-grade debt rating, under the terms set forth in the amended and restated credit facility, the spreads will further improve.
The revolver loan initially matures on January 9, 2018, subject to the Operating Partnership's option to extend the revolver loan up to two times, with each such extension for a six-month period.

Concurrent with the closing of the amended and restated credit facility, the Operating Partnership drew down on the entirety of the $100 million term loan remains outstanding and is included in unsecured notes payable as discussed above.
Additionally, the amended and restated credit facility includes a number of financial covenants, including:

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
The amended and restated credit facility provides that American Assets Trust, Inc.'s annual distributions may not exceed the greater of (1) 95% of our funds from operations (“FFO”) or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
American Assets Trust, Inc. and certain of its subsidiaries guaranteed the obligations under the amended and restated credit facility, and certain of its subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the amended and restated credit facility.
As of December 31, 2014, the Operating Partnership was in compliance with all then in-place amended and restated credit facility covenants.
NOTE 9. DERIVATIVE AND HEDGING ACTIVITIES

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movement.  To accomplish these objectives, we use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Concurrent with the closing of our amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with our term loan of $100 million at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. The following is a summary of the terms of the interest rate swap as of December 31, 2014 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$1,448
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded as accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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
Forward Starting Swap

On August 19, 2014, we entered into a one-month forward-starting seven-year swap contract with Wells Fargo Bank, N.A. to reduce the interest rate variability exposure of the projected interest cash flows of our then-prospective Series A Notes. The forward-starting seven-year swap contract had a notional amount of $150 million, a termination date of October 31, 2014, a fixed pay rate of 2.1305%, a receive rate equal to the one-month LIBOR, with fixed rate payments due quarterly on the last day of each January, April, July and October commencing January 30, 2015, floating payments due quarterly on the last day of each January, April, July and October commencing January 30, 2015, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting seven-year swap contract's accrual period, October 31, 2014 to October 31, 2021, was designed to match the expected tenor of the Series A Notes.

The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge. We settled the forward-starting seven-year swap contract on September 19, 2014, resulting in a gain of approximately $1.6 million.  This gain is included in accumulated other comprehensive income and will be amortized to interest expense over the life of the Series A Notes.
NOTE 10. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2014, the Operating Partnership had 17,905,257 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 70.7% of the Operating Partnership at December 31, 2014. The remaining 29.3% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
American Assets Trust, Inc. is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the company effectively controls the ability to issue common stock of American Assets Trust, Inc. upon a limited partner’s notice of redemption. Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of the company's common stock, or, at the company's election, shares of the company's common stock on a one-for-one basis. In addition, American Assets Trust, Inc. has generally acquired common units upon a limited partner’s notice of redemption in exchange for shares of the company's common stock. The redemption provisions of common units owned by limited partners that permit the Operating Partnership to settle in either cash or common stock at the option of the company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these common units meet the requirements to qualify for presentation as permanent equity.
During the years ended December 31, 2014, 2013 and 2012, approximately 11,852, 106,326 and 372,654, respectively, common units were converted into shares of the company's common stock.

NOTE 11. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended ("the Securities Act"). For the year ended December 31, 2014, we issued 2,710,067 shares of common stock through the ATM equity program at a weighted average price per share of $33.84 for gross proceeds of $91.7 million and paid $0.9 million in sales agent compensation and $0.1 million in additional offering expenses related to the sales of these shares of common stock. As of December 31, 2014, we had the capacity to issue up to an additional $32.3 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

On September 12, 2014, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Insurance Company of the West, a California corporation ("ICW") which is an insurance company majority owned and controlled by Ernest Rady, the Executive Chairman of our board of directors ("Board of Directors"). The Purchase Agreement provided for the sale by the company to ICW, in a private placement, of 400,000 shares of the company's common stock at a purchase price of $33.76 per share, resulting in gross proceeds to the company of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of the company's common stock on the New York Stock Exchange on the date of the Purchase Agreement. These shares were registered in connection with the filing of our universal shelf registration statement on Form S-3 ASR on February 6, 2015.
Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2014. Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2014, 2013 and 2012:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2012	$0.2100	January 1, 2012 to March 31, 2012	March 30, 2012
Second Quarter 2012	$0.2100	April 1, 2012 to June 30, 2012	June 29, 2012
Third Quarter 2012	$0.2100	July 1, 2012 to September 30, 2012	September 28, 2012
Fourth Quarter 2012	$0.2100	October 1, 2012 to December 31, 2012	December 28, 2012
First Quarter 2013	$0.2100	January 1, 2013 to March 31, 2013	March 29, 2013
Second Quarter 2013	$0.2100	April 1, 2013 to June 30, 2013	June 28, 2013
Third Quarter 2013	$0.2100	July 1, 2013 to September 30, 2013	September 27, 2013
Fourth Quarter 2013	$0.2200	October 1, 2013 to December 31, 2013	December 27, 2013
First Quarter 2014	$0.2200	January 1, 2014 to March 31, 2014	March 28, 2014
Second Quarter 2014	$0.2200	April 1, 2014 to June 30, 2014	June 27, 2014
Third Quarter 2014	$0.2200	July 1, 2014 to September 30, 2014	September 26, 2014
Fourth Quarter 2014	$0.2325	October 1, 2014 to December 31, 2014	December 26, 2014

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

	Year Ended December 31,
	2014		2013		2012
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.61	68.9%	$0.83	97.6%	$0.56	66.7%
Return of capital	0.28	31.1%	0.02	2.4%	0.28	33.3%
Total	$0.89	100.0%	$0.85	100.0%	$0.84	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan (the "2011 Plan"), which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2014, 3,560,872 shares of common stock remain available for future issuance.
The following shares of restricted common stock have been issued as of December 31, 2014:

Grant	Price at Grant Date	Number
January 19, 2012 (1)	$11.91 - $12.61	2,000
July 10, 2012 (2)	$25.05	8,015
July 13, 2013 (2)	$31.97	5,004
March 25, 2014 (3)	$28.89 - $31.25	112,119
June 17, 2014 (4)	$34.10	5,864
December 1, 2014 (5)	$36.28 - $36.32	98,765
(1) Restricted common stock issued to certain of the company's senior management and other employees, which are subject to performance-based vesting. These shares vest in two substantially equal installments, with the first installment vested on the third anniversary of the date of grant and the second installment vesting on the fourth anniversary of the date of grant, subject to the employee's continued employment on those dates.

(2) Restricted common stock issued to members of the company's non-employee directors. These awards of restricted stock vest ratably as to one-third of the shares granted on each of the first three anniversaries of the date of grant, subject to the director's continued service on our Board of Directors.

(3) Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest on each of November 30, 2014, 2015 and 2016, subject to the employee's continued employment on those dates.

(4) Restricted common stock issued to members of the company's non-employee directors. These awards of restricted stock will vest subject to the director's continued service on the Board of Directors on the earlier of (i) the one year anniversary of the date of grant or (ii) the date of the next annual meeting of our stockholders, if such non-employee director continues his or her service on the Board of Directors until the next annual meeting of stockholders, but not thereafter, pursuant to our independent director compensation policy.

(5) Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest on each of November 30, 2015, 2016 and 2017, subject to the employee's continued employment on those dates.
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
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2014:

	2014
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	629,058	$15.58
Granted	216,748	32.96
Vested	(351,075)	17.22
Forfeited	(1,192)	29.83
Balance at end of year	493,539	$22.01
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $3.7 million, $2.8 million and $2.9 million in noncash compensation expense for the years ended December 31, 2014, 2013 and 2012, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $5.1 million at December 31, 2014, which will be recognized over a weighted-average period of 1.0 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2014, 2013 and 2012, we had a weighted average of approximately 430,584 shares, 630,130 shares and 629,493 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2014, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

Earnings Per Unit of the Operating Partnership
Basic earnings (loss) per unit (“EPU”) of the Operating Partnership is computed by dividing income (loss) applicable to unitholders by the weighted average Operating Partnership units outstanding, as adjusted for the effect of participating securities. Operating Partnership units granted in equity-based payment transactions are considered participating securities prior to vesting. The impact of unvested Operating Partnership unit awards on EPU has been calculated using the two-class method whereby earnings are allocated to the unvested Operating Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings (losses).
The calculation of diluted earnings per unit for the year ended December 31, 2014, 2013, and 2012 does not include 430,584 units, 630,130 units, and 629,493 unvested weighted average Operating Partnership units, respectively, as the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
NUMERATOR
Income from continuing operations	$31,145	$22,594	$13,949
Less: Net income attributable to restricted shares	(374)	(536)	(529)
Less: Income from continuing operations attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(4,239)
Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	21,756	15,220	9,181
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	—	25,757
Net income attributable to common stockholders—basic	$21,756	$15,220	$34,938
Income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	$21,756	$15,220	$9,181
Plus: Income from continuing operations attributable to unitholders in the Operating Partnership	9,015	6,838	4,239
Income from continuing operations attributable to common stockholders—diluted	30,771	22,058	13,420
Plus: Results from discontinued operations attributable to American Assets Trust, Inc. common stockholders	—	—	25,757
Plus: Results from discontinued operations attributable to unitholders in the Operating Partnership	—	—	11,895
Net income attributable to common stockholders—diluted	$30,771	$22,058	$51,072
DENOMINATOR
Weighted average common shares outstanding—basic	42,041,126	39,539,457	38,736,113
Effect of dilutive securities—conversion of Operating Partnership units	17,906,348	17,976,353	18,317,796
Weighted average common shares outstanding—diluted	59,947,474	57,515,810	57,053,909
Earnings per common share—basic
Continuing operations	$0.52	$0.38	$0.24
Discontinued operations	—	—	0.66
	$0.52	$0.38	$0.90
Earnings per common share—diluted
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
	$0.51	$0.38	$0.90
NOTE 12. INCOME TAXES
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
A deferred tax liability is included in our consolidated balance sheets of $0.2 million as of December 31, 2014 and 2013, in relation to real estate asset basis differences and prepaid expenses for our TRS.

The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$190	$370	$361
State	284	362	335
Deferred:
Federal	$—	$(47)	$118
State	(14)	(40)	202
Provision for income taxes	$460	$645	$1,016
NOTE 13. COMMITMENTS AND CONTINGENCIES
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
Commitments
At The Landmark at One Market, we lease, as lessee, a building adjacent to The Landmark under an operating lease effective through June 30, 2016, which we have the option to extend until 2031 by way of three five-year extension options.
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
Current minimum annual payments under the leases are as follows, as of December 31, 2014 (in thousands):

2015	$2,636
2016	2,682	(1)
2017	2,686	(2)
2018	2,686
2019	2,686
Thereafter	23,856
Total	$37,232

(1)
Lease payments on The Landmark at One Market lease will be equal to fair rental value from July 2016 through the end of the options lease term. In the table, we have shown the option lease payments for this period based on the stated rate for the month of June 2016 of $162,140.

(2)
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.6 million based on operating performance through December 31, 2014.
Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and is currently in the final stages of remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next two to nine years. The work performed is financed through an escrow account funded by the seller upon our purchase of the Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
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
As of December 31, 2014, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties, representing 29.9% of our total revenue for the year ended December 31, 2014, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 20.9% of total revenues for the year ended December 31, 2014.
Tenants in the retail industry accounted for 37.0% and 36.6% of total revenues for the years December 31, 2014 and 2013, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 15.6% and 15.8% of total revenues for the years ended December 31, 2014 and 2013, respectively.
Tenants in the office industry accounted for 35.6% and 35.5% of total revenues for the years December 31, 2014 and 2013, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
For the years ended December 31, 2014 and 2013, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2014, salesforce.com, inc. at The Landmark at One Market accounted for 8.0% of total annualized base rent. Three other tenants (Autodesk, Inc., Lowe's, and Kmart) comprise 8.7% of our total annualized base rent at December 31, 2014, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2014 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 14. OPERATING LEASES
At December 31, 2014, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2014, we had approximately 829 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we had approximately 794 leases with residential tenants at December 31, 2014, excluding Santa Fe Park RV Resort.
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
As of December 31, 2014, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2015	$159,988
2016	144,660
2017	128,865
2018	96,844
2019	69,309
Thereafter	193,704
Total	$793,370
The above future minimum rentals exclude residential leases, which are typically range from seven to 15 months, and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 15. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Minimum rents
Retail	$70,573	$69,374	$67,046
Office	82,018	81,845	71,817
Multifamily	15,732	14,926	13,796
Mixed-Use	10,004	9,549	8,893
Cost reimbursement	29,052	27,583	27,763
Percentage rent	3,107	2,655	2,608
Hotel revenue	33,911	35,137	31,729
Other	1,681	1,688	1,597
Total rental income	$246,078	$242,757	$225,249
Minimum rents include $1.9 million, $2.6 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $2.8 million, $2.4 million and $(0.2) million for the years ended December 31, 2014, 2013 and 2012, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental operating	$26,371	$26,028	$24,264
Hotel operating	21,488	22,115	20,905
Repairs and maintenance	10,600	10,514	9,452
Marketing	1,623	1,547	1,266
Rent	2,452	2,442	2,378
Hawaii excise tax	3,981	4,153	3,813
Management fees	1,752	1,809	2,011
Total rental expenses	$68,267	$68,608	$64,089
NOTE 16. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest and investment income	$155	$148	$336
Income tax expense	(460)	(645)	(1,016)
Acquisition related expenses	—	—	(152)
Other non-operating income	746	10	203
Total other income (expense)	$441	$(487)	$(629)

NOTE 17. RELATED PARTY TRANSACTIONS
At Torrey Reserve Campus, we lease space to ICW. Rental revenue recognized on the leases of $2.2 million, $2.2 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium is approximately $0.4 million for the period July 1, 2014 through July 1, 2015.

On September 12, 2014, the company entered into a common stock purchase agreement (the “Purchase Agreement”) with ICW. The Purchase Agreement provides for the sale by the company to ICW, in a private placement, of 400,000 shares of common stock at a price of $33.76 per share, resulting in gross proceeds to the company of approximately $13.5 million. See Note 11.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.1 million, $1.1 million and $1.0 million were made for the years ended December 31, 2014, 2013 and 2012 and included in rental expenses on the statements of income.
NOTE 18. SEGMENT REPORTING
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Retail
Property revenue	$96,140	$93,449	$91,991
Property expense	(25,451)	(23,900)	(24,955)
Segment profit	70,689	69,549	67,036
Total Office
Property revenue	92,474	90,527	78,101
Property expense	(27,003)	(26,688)	(23,780)
Segment profit	65,471	63,839	54,321
Total Multifamily
Property revenue	16,976	16,125	14,852
Property expense	(6,099)	(5,917)	(5,914)
Segment profit	10,877	10,208	8,938
Total Mixed-Use
Property revenue	54,410	54,956	50,522
Property expense	(32,678)	(33,481)	(31,465)
Segment profit	21,732	21,475	19,057
Total segments’ profit	$168,769	$165,071	$149,352
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total segments' profit	$168,769	$165,071	$149,352
General and administrative	(18,532)	(17,195)	(15,593)
Depreciation and amortization	(66,568)	(66,775)	(61,853)
Interest expense	(52,965)	(58,020)	(57,328)
Other income (expense), net	441	(487)	(629)
Income from continuing operations	31,145	22,594	13,949
Discontinued operations
Income from discontinued operations	—	—	932
Gain on sale of real estate property	—	—	36,720
Results from discontinued operations	—	—	37,652
Net income	31,145	22,594	51,601
Net income attributable to restricted shares	(374)	(536)	(529)
Net income attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(16,134)
Net income attributable to American Assets Trust, Inc. stockholders	$21,756	$15,220	$34,938

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2014	December 31, 2013
Net real estate
Retail	$639,456	$651,707
Office	757,854	750,890
Multifamily	182,468	74,612
Mixed-Use	195,622	199,627
	$1,775,400	$1,676,836
Secured Notes Payable (1)
Retail	$161,975	$303,249
Office	426,254	427,256
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$819,983	$962,259
Capital Expenditures (2)
Retail	$8,671	$4,849
Office	34,577	27,275
Multifamily	101,392	24,641
Mixed-Use	5,132	1,942
	$149,772	$58,707

(1)	Excludes unamortized fair market value adjustment of $7.2 million and $10.1 million as of December 31, 2014 and 2013, respectively.

(2)	Capital expenditures represent cash paid for capital expenditures during the year and include leasing commissions paid.

NOTE 19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2014 and 2013 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$66,478	$67,343	$62,199	$63,980
Operating income	22,526	23,036	17,726	20,381
Net income	10,046	9,090	5,351	6,658
Net income attributable to restricted shares	(115)	(95)	(94)	(70)
Net income attributable to unitholders in the Operating Partnership	(2,907)	(2,578)	(1,544)	(1,986)
Net income attributable to American Assets Trust, Inc. stockholders	$7,024	$6,417	$3,713	$4,602
Net income from continuing operations attributable to common stockholders - basic and diluted	$0.16	$0.15	$0.09	$0.11
Net income attributable to common stockholders - basic and diluted	$0.16	$0.15	$0.09	$0.11

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$64,645	$65,318	$62,914	$62,180
Operating income	20,407	21,441	19,373	19,880
Net income	6,907	6,258	4,564	4,865
Net income attributable to restricted shares	(139)	(132)	(133)	(132)
Net income attributable to unitholders in the Operating Partnership	(2,086)	(1,903)	(1,354)	(1,495)
Net income attributable to American Assets Trust, Inc. stockholders	$4,682	$4,223	$3,077	$3,238
Net income from continuing operations attributable to common stockholders- basic and diluted	$0.11	$0.11	$0.08	$0.08
Net income attributable to common stockholders - basic and diluted	$0.11	$0.11	$0.08	$0.08

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2014 and 2013 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$66,478	$67,343	$62,199	$63,980
Operating income	22,526	23,036	17,726	20,381
Net income	10,046	9,090	5,351	6,658
Net income attributable to restricted shares	(115)	(95)	(94)	(70)
Net income attributable to unitholders in the Operating Partnership	(2,907)	(2,578)	(1,544)	(1,986)
Net income attributable to American Assets Trust, L.P. stockholders	$7,024	$6,417	$3,713	$4,602
Net income from continuing operations attributable to common stockholders - basic and diluted	$0.16	$0.15	$0.09	$0.11
Net income attributable to common stockholders - basic and diluted	$0.16	$0.15	$0.09	$0.11

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$64,645	$65,318	$62,914	$62,180
Operating income	20,407	21,441	19,373	19,880
Net income	6,907	6,258	4,564	4,865
Net income attributable to restricted shares	(139)	(132)	(133)	(132)
Net income attributable to unitholders in the Operating Partnership	(2,086)	(1,903)	(1,354)	(1,495)
Net income attributable to American Assets Trust, L.P. stockholders	$4,682	$4,223	$3,077	$3,238
Net income from continuing operations attributable to common stockholders- basic and diluted	$0.11	$0.11	$0.08	$0.08
Net income attributable to common stockholders - basic and diluted	$0.11	$0.11	$0.08	$0.08

NOTE 20. SUBSEQUENT EVENTS

On February 2, 2015, we closed on and issued our Series B Notes. As of February 20, 2015, $100 million of the Series B Notes was outstanding.
Additionally, on February 2, 2015 and February 6, 2015, we prepaid in full, without penalty or premium, the secured mortgages encumbering The Shops at Kalakaua and Del Monte Center, respectively.

American Assets Trust, Inc.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2014	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2014		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$13,181	$26,816	$122,055	$(41,786)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	11,639	4,200	11,639	(6,871)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	23,719	31,035	80,378	(28,807)	1994/2014	3/28/2003	35 years
Del Monte Center	82,300	27,412	87,570	22,300	27,117	110,165	(45,368)	1967/1984/2006	4/8/2004	35 years
Geary Marketplace	—	8,239	12,353	129	8,238	12,483	(818)	2012	12/19/2012	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	11,269	8,620	22,531	(13,225)	1972/1997	6/12/1995	35 years
Rancho Carmel Plaza	—	3,450	—	3,914	3,487	3,877	(2,243)	1993	4/30/1990	35 years
The Shops at Kalakaua	19,000	13,993	10,919	100	14,006	11,006	(3,364)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	37,675	40,980	38,842	1,854	40,980	40,696	(5,419)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	23,000	4,401	—	10,751	4,401	10,751	(6,112)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	59,021	70,643	170,829	(51,137)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	10,674	25,135	201,672	(15,254)	1987	8/21/2012	40 years
First & Main	84,500	14,697	109,739	3,095	14,697	112,834	(13,796)	2010	3/11/2011	40 years
The Landmark at One Market	133,000	34,575	141,196	7,994	34,575	149,190	(20,780)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	151,933	18,875	213,119	(9,597)	1940-2011/present	7/1/2011	40 years
One Beach Street	21,900	15,332	18,017	2,367	15,332	20,384	(1,971)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	11,302	7,111	17,100	2,795	7,111	19,895	(2,480)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	36,376	7,298	27,887	1,231	7,298	29,118	(4,003)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve:
ICW Plaza	—	4,095	—	39,064	5,408	37,751	(10,918)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	21,075	3,263	—	20,885	4,309	19,839	(9,160)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	22,021	4,226	21,080	(10,003)	1996-1997	6/6/1989	40 years
Pacific VC	7,101	1,413	—	8,180	2,148	7,445	(4,099)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,671	911	1,475	(769)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	7,907	682	7,225	(297)	2013	6/6/1989	40 years
Torrey Reserve Land	—	229	—	19,912	3,205	16,936	—	2014-present	6/6/1989	N/A
Imperial Beach Gardens	20,000	1,281	4,820	4,180	1,281	9,000	(7,512)	1959/2008-present	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	18,304	14,051	34,823	(24,049)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	7,700	2,744	4,540	1,187	2,744	5,727	(2,479)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	818	401	1,746	(1,391)	1971/2007-2008	6/1/1979	30 years
Waikiki Beach Walk:
Retail	130,310	45,995	74,943	42	45,995	74,985	(9,315)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	535	30,640	60,564	(7,248)	2008/2014	1/19/2011	35 years
Solana Beach - Highway 101 Land	—	7,847	202	795	8,844	—	(189)	N/A	9/20/2011	N/A
Sorrento Valley Holdings Land	—	2,073	741	4,834	6,145	1,503	(964)	N/A	5/9/1997	N/A
	$819,983	$457,017	$1,191,446	$488,361	$494,103	$1,642,721	$(361,424)

(1) For Federal tax purposes, the aggregate tax basis is approximately $1.4 billion as of December 31, 2014.

American Assets Trust, Inc.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Real estate assets
Balance, beginning of period	$1,995,417	1,938,676	1,687,276
Additions:
Property acquisitions	—	—	270,082
Improvements (1)	154,594	60,677	41,303
Deductions:
Cost of Real Estate Sold	—	—	(57,188)
Other (1)(2)	(13,187)	(3,936)	(2,797)
Balance, end of period	$2,136,824	$1,995,417	$1,938,676
Accumulated depreciation
Balance, beginning of period	$318,581	$270,494	$234,595
Additions—depreciation (1)	55,159	51,949	47,792
Deductions:
Cost of Real Estate Sold	—	—	(9,216)
Other (1)(2)	(12,316)	(3,862)	(2,677)
Balance, end of period	$361,424	$318,581	$270,494

(1)	Includes discontinued operations for 160 King Street, which was sold on December 4, 2012.

(2)	Other deductions for the years ended December 31, 2014, 2013 and 2012 represent the write-off of fully depreciated assets.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3*	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan
10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)
10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.9(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011
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

10.13(1)	Form of Promissory Note by the borrower named therein to Column Financial, Inc.
10.14(1)
Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by ABW Holdings LLC, as mortgagor, to Column Financial, Inc., as mortgagee, dated as of February 15, 2007

10.15(1)	First Amendment to Mortgage and Other Loan Documents by and among ABW Holdings LLC, American Assets, Inc. Outrigger Enterprises, Inc. and Column Financial, Inc., dated as of October 31, 2007
10.16(1)	Promissory Note by ABW Holdings LLC, as maker, to Column Financial, Inc., dated as of February 15, 2007
10.17(1)
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Loma Palisades, a California general partnership, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as beneficiary, dated as of June 30, 2008

10.18(1)	Multifamily Note by Loma Palisades, a California general partnership, to Wells Fargo Bank, National Association, dated as of June 30, 2008
10.19(2)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.20(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.21(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.22(11)	Amended and Restated Independent Director Compensation Policy
10.23(2)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.24(3)
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

Exhibit No.	Description
10.25(4)	Purchase Agreement between Two Main Development LLC, as Seller, and American Assets Trust, L.P., as Buyer, dated March 1, 2011
10.26(5)	Deed of Trust and Security Agreement by and between AAT Oregon Office I, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated June 1, 2011
10.27(5)	Promissory Note by AAT Oregon Office I, LLC, as maker, to PNC Bank, National Association, dated June 1, 2011
10.28(6)
First Amendment to Credit Agreement, dated March 7, 2011, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.29(6)
Second Amendment to Credit Agreement, dated January 10, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.30(8)
Third Amendment to Credit Agreement, dated September 7, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named herein.

10.31(9)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.
10.32(9)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.
10.33(11)	American Assets Trust, Inc. and American Assets Trust, L.P. Incentive Bonus Plan, effective as of October 16, 2013.
10.34(10)
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

10.35(12)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of March 25, 2014.
10.36(12)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.37(12)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and John W. Chamberlain dated March 25, 2014
10.38(12)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.39(12)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.40(12)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Patrick Kinney dated March 25, 2014
10.41(12)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.42(13)	Common Stock Purchase Agreement dated as of September 12, 2014 by and between American Assets Trust, Inc. and Insurance Company of the West.
10.43(14)
First Amendment to Amended and Restated Credit Agreement, dated as of October 16, 2014, by and among the company, the Operating Partnership, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein.

10.44(15)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
21.1*	List of Subsidiaries of American Assets Trust, Inc.
23.1*	Consent of Ernst & Young LLP for American Assets Trust, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.

Exhibit No.	Description
32.1*
Certification of Chief Executive Officer and Chief Financial Officer of American Assets Trust, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification of Chief Executive Officer and Chief Financial Officer of American Assets Trust, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.

(5)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.

(6)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.

(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(10)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.

(11)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2014.

(12)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.

(13)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(14)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(15)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.