Form 10-Q
period 2015-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2015-05-01
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

AMERICAN ASSETS TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 001-35030

AMERICAN ASSETS TRUST, L.P.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 333-202342-01

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

American Assets Trust, Inc.             ☒  Yes   ☐   No
American Assets Trust, L.P.            ☐  Yes   ☒  No
(American Assets Trust, L.P. became subject to filing requirements under Section 13 of the Securities Exchange Act of 1934, as amended, upon effectiveness of its Registration Statement on Form S-3 on February 6, 2015 and has filed all required reports subsequent to that date.)
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 43,821,165 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2015, American Assets Trust, Inc. owned an approximate 70.9% partnership interest in the Operating Partnership. The remaining 29.1% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

The company believes that combining the quarterly reports on Form 10-Q of American Assets Trust, Inc. and the Operating Partnership into a single report will result in the following benefits:

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

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of American Assets Trust, Inc. and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of American Assets Trust, Inc. have made the requisite certifications and American Assets Trust, Inc. and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,938,663	$1,931,698
Construction in progress	232,597	195,736
Held for development	9,413	9,390
	2,180,673	2,136,824
Accumulated depreciation	(373,794)	(361,424)
Net real estate	1,806,879	1,775,400
Cash and cash equivalents	54,639	59,357
Restricted cash	10,252	10,994
Accounts receivable, net	5,772	6,727
Deferred rent receivables, net	36,467	35,883
Other assets, net	52,140	53,401
TOTAL ASSETS	$1,966,149	$1,941,762
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$711,809	$812,811
Unsecured notes payable	350,000	250,000
Unsecured line of credit	20,000	—
Accounts payable and accrued expenses	55,045	50,861
Security deposits payable	5,874	5,521
Other liabilities and deferred credits, net	55,867	55,993
Total liabilities	1,198,595	1,175,186
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 43,821,165 and 43,701,669 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	438	437
Additional paid-in capital	800,081	795,065
Accumulated dividends in excess of net income	(62,409)	(60,291)
Accumulated other comprehensive (loss) income	(618)	92
Total American Assets Trust, Inc. stockholders’ equity	737,492	735,303
Noncontrolling interests	30,062	31,273
Total equity	767,554	766,576
TOTAL LIABILITIES AND EQUITY	$1,966,149	$1,941,762
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Rental income	$62,753	$60,482
Other property income	3,282	3,498
Total revenue	66,035	63,980
EXPENSES:
Rental expenses	16,620	16,620
Real estate taxes	6,048	6,026
General and administrative	5,016	4,612
Depreciation and amortization	15,107	16,341
Total operating expenses	42,791	43,599
OPERATING INCOME	23,244	20,381
Interest expense	(11,795)	(13,632)
Other income (expense), net	(70)	(91)
NET INCOME	11,379	6,658
Net income attributable to restricted shares	(43)	(70)
Net income attributable to unitholders in the Operating Partnership	(3,309)	(1,986)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$8,027	$4,602

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.18	$0.11
Weighted average shares of common stock outstanding - basic	43,419,762	40,582,792

Earnings per common share, diluted	$0.18	$0.11
Weighted average shares of common stock outstanding - diluted	61,321,447	58,492,473

DIVIDENDS DECLARED PER COMMON SHARE	$0.2325	$0.2200

COMPREHENSIVE INCOME
Net income	$11,379	$6,658
Other comprehensive loss - unrealized loss on swap derivative during the period	(943)	(746)
Reclassification of amortization of forward-starting swap included in interest expense	(58)	—
Comprehensive income	10,378	5,912
Comprehensive income attributable to non-controlling interest	(3,018)	(1,761)
Comprehensive income attributable to American Assets Trust, Inc.	$7,360	$4,151

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2014	43,701,669	$437	$795,065	$(60,291)	$92	$31,273	$766,576
Net income	—	—	—	8,070	—	3,309	11,379
Common shares issued	253,800	2	10,270	—	—	—	10,272
Conversion of operating partnership units	5,741	—	67	—	—	(67)	—
Dividends declared and paid	—	—	—	(10,188)	—	(4,162)	(14,350)
Stock-based compensation	—	—	890	—	—	—	890
Shares withheld for employee taxes	(140,045)	(1)	(6,211)	—	—	—	(6,212)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(669)	(274)	(943)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(41)	(17)	(58)
Balance at March 31, 2015	43,821,165	$438	$800,081	$(62,409)	$(618)	$30,062	$767,554
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2015		2014
OPERATING ACTIVITIES
Net income	$11,379		$6,658
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,353)		(1,545)
Depreciation and amortization	15,107		16,341
Amortization of debt issuance costs and debt fair value adjustments	1,045		1,015
Stock-based compensation expense	890		519
Other noncash interest expense	(58)		—
Other, net	180		(362)
Changes in operating assets and liabilities
Change in restricted cash	943		(1,141)
Change in accounts receivable	874		1,022
Change in other assets	(1,143)		(392)
Change in accounts payable and accrued expenses	4,145		4,705
Change in security deposits payable	353		58
Change in other liabilities and deferred credits	148		1,115
Net cash provided by operating activities	32,510		27,993
INVESTING ACTIVITIES
Capital expenditures	(44,125)		(30,300)
Change in restricted cash	(201)		(303)
Leasing commissions	(843)		(996)
Net cash used in investing activities	(45,169)		(31,599)
FINANCING ACTIVITIES
Repayment of secured notes payable	(101,729)		(405)
Proceeds from term loan	—		100,000
Proceeds from unsecured line of credit	20,000	—	—
Repayment of unsecured line of credit	—		(93,000)
Proceeds from issuance of unsecured notes payable	100,000		—
Debt issuance costs	(40)		(1,957)
Proceeds from issuance of common stock, net	10,272		46,926
Dividends paid to common stock and unitholders	(14,350)		(13,140)
Shares withheld for employee taxes	(6,212)		(4,319)
Net cash provided by financing activities	7,941		34,105
Net (decrease) increase in cash and cash equivalents	(4,718)		30,499
Cash and cash equivalents, beginning of period	59,357		48,987
Cash and cash equivalents, end of period	$54,639		$79,486
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,938,663	$1,931,698
Construction in progress	232,597	195,736
Held for development	9,413	9,390
	2,180,673	2,136,824
Accumulated depreciation	(373,794)	(361,424)
Net real estate	1,806,879	1,775,400
Cash and cash equivalents	54,639	59,357
Restricted cash	10,252	10,994
Accounts receivable, net	5,772	6,727
Deferred rent receivables, net	36,467	35,883
Other assets, net	52,140	53,401
TOTAL ASSETS	$1,966,149	$1,941,762
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$711,809	$812,811
Unsecured notes payable	350,000	250,000
Unsecured line of credit	20,000	—
Accounts payable and accrued expenses	55,045	50,861
Security deposits payable	5,874	5,521
Other liabilities and deferred credits	55,867	55,993
Total liabilities	1,198,595	1,175,186
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,899,516 and 17,905,257 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	30,315	31,235
General partner's capital, 43,821,165 and 43,701,669 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	738,110	735,211
Accumulated other comprehensive (loss) income	(871)	130
Total capital	767,554	766,576
TOTAL LIABILITIES AND CAPITAL	$1,966,149	$1,941,762

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Rental income	$62,753	$60,482
Other property income	3,282	3,498
Total revenue	66,035	63,980
EXPENSES:
Rental expenses	16,620	16,620
Real estate taxes	6,048	6,026
General and administrative	5,016	4,612
Depreciation and amortization	15,107	16,341
Total operating expenses	42,791	43,599
OPERATING INCOME	23,244	20,381
Interest expense	(11,795)	(13,632)
Other income (expense), net	(70)	(91)
NET INCOME	11,379	6,658
Net income attributable to restricted shares	(43)	(70)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$11,336	$6,588

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.18	$0.11
Weighted average units outstanding - basic	61,321,447	58,492,473

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.18	$0.11
Weighted average units outstanding - diluted	61,321,447	58,492,473

DISTRIBUTIONS PER UNIT	$0.2325	$0.2200

COMPREHENSIVE INCOME
Net income	$11,379	$6,658
Other comprehensive loss - unrealized loss on swap derivative during the period	(943)	(746)
Reclassification of amortization of forward-starting swap included in interest expense	(58)	—
Comprehensive income	10,378	5,912
Comprehensive income attributable to Limited Partners	(3,018)	(1,761)
Comprehensive income attributable to General Partner	$7,360	$4,151

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Share Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2014	17,905,257	$31,235	43,701,669	$735,211	$130	$766,576
Net income	—	3,309	—	8,070	—	11,379
Contributions from American Assets Trust, Inc.	—	—	253,800	10,272	—	10,272
Conversion of operating partnership units	(5,741)	(67)	5,741	67	—	—
Distributions	—	(4,162)	—	(10,188)	—	(14,350)
Stock-based compensation	—	—	—	890	—	890
Shares withheld for employee taxes	—	—	(140,045)	(6,212)	—	(6,212)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(943)	(943)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(58)	(58)
Balance at March 31, 2015	17,899,516	$30,315	43,821,165	$738,110	$(871)	$767,554

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2015		2014
OPERATING ACTIVITIES
Net income	$11,379		$6,658
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,353)		(1,545)
Depreciation and amortization	15,107		16,341
Amortization of debt issuance costs and debt fair value adjustments	1,045		1,015
Stock-based compensation expense	890		519
Other noncash interest expense	(58)		—
Other, net	180		(362)
Changes in operating assets and liabilities
Change in restricted cash	943		(1,141)
Change in accounts receivable	874		1,022
Change in other assets	(1,143)		(392)
Change in accounts payable and accrued expenses	4,145		4,705
Change in security deposits payable	353		58
Change in other liabilities and deferred credits	148		1,115
Net cash provided by operating activities	32,510		27,993
INVESTING ACTIVITIES
Capital expenditures	(44,125)		(30,300)
Change in restricted cash	(201)		(303)
Leasing commissions	(843)		(996)
Net cash used in investing activities	(45,169)		(31,599)
FINANCING ACTIVITIES
Repayment of secured notes payable	(101,729)		(405)
Proceeds from term loan	—		100,000
Proceeds from unsecured line of credit	20,000	—	—
Repayment of unsecured line of credit	—		(93,000)
Proceeds from issuance of unsecured notes payable	100,000		—
Debt issuance costs	(40)		(1,957)
Contributions from American Assets Trust, Inc.	10,272		46,926
Distributions	(14,350)		(13,140)
Shares withheld for employee taxes	(6,212)		(4,319)
Net cash provided by financing activities	7,941		34,105
Net (decrease) increase in cash and cash equivalents	(4,718)		30,499
Cash and cash equivalents, beginning of period	59,357		48,987
Cash and cash equivalents, end of period	$54,639		$79,486
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2015
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
We are a full service vertically integrated and self-administered REIT with approximately 127 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2015, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2015, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
Mariner's Point
Santa Fe Park RV Resort

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and/or Construction in Progress
Solana Beach Corporate Centre – Land
Solana Beach – Highway 101 – Land
Torrey Point (formerly Sorrento Pointe) – Land
Torrey Reserve – Land
Lloyd District Portfolio – Land

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2014.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental cash flow information
Total interest costs incurred	$14,128	$14,467
Interest capitalized	$2,333	$835
Interest expense	$11,795	$13,632
Cash paid for interest, net of amounts capitalized	$10,459	$12,724
Cash paid for income taxes	$50	$—
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$205	$(890)
Accrued leasing commissions	$(166)	$(630)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our significant accounting policies during the three months ended March 31, 2015.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
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
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity's operations and financial results. This pronouncement is effective in 2015, however, calendar year-end companies may early adopt during the first quarter of 2014. We have chosen to early adopt this pronouncement and it became effective for us in the first quarter of 2014. This pronouncement did not have a significant impact on our consolidated financial statements.
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
In February 2015, the FASB issued an ASU that requires reporting entities to evaluate whether they should consolidate certain legal entities. The ASU modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU using: (i) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (ii) by applying the amendments retrospectively. We are in the process of evaluating the impact of adopting this ASU and currently do not expect that the adoption will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued an ASU that requires reporting entities to present debt issuance cost related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The ASU requires the amortization of debt issuance costs presented as interest expense. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
In-place leases	$53,383	$53,967
Accumulated amortization	(36,001)	(35,336)
Above market leases	22,291	22,500
Accumulated amortization	(17,644)	(17,397)
Acquired lease intangible assets, net	$22,029	$23,734
Below market leases	$70,013	$70,013
Accumulated accretion	(28,344)	(27,161)
Acquired lease intangible liabilities, net	$41,669	$42,852
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

The fair value of the interest rate swap agreement on our term loan of $100 million is based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swap at March 31, 2015 was a liability of $2.4 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three months ended March 31, 2015, the change in valuation on our interest rate swap was a decrease of $0.9 million. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

We incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contract for the effect of non-performance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,042	$—	$1,042	$—	$981	$—	$981
Interest rate swap	$—	$2,391	$—	$2,391	$—	$1,448	$—	$1,448
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.4% to 5.5%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying values of our revolving line of credit and term loan set forth below are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$711,809	$750,138	$812,811	$850,475
Unsecured term loan	$100,000	$100,000	$100,000	$100,000
Unsecured senior guaranteed notes	$250,000	$260,019	$150,000	$154,560
Unsecured line of credit	$20,000	$20,000	$—	$—
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
Concurrent with the closing of our amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. The following is a summary of the terms of the interest rate swap as of March 31, 2015 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$2,391
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Leasing commissions, net of accumulated amortization of $21,392 and $20,659 respectively	$19,197	$19,484
Acquired above market leases, net	4,647	5,103
Acquired in-place leases, net	17,382	18,631
Lease incentives, net of accumulated amortization of $3,053 and $2,960, respectively	647	740
Other intangible assets, net of accumulated amortization of $1,612 and $1,590, respectively	411	453
Debt issuance costs, net of accumulated amortization of $4,416 and $4,147, respectively	5,083	5,361
Prepaid expenses and other	4,773	3,629
Total other assets	$52,140	$53,401
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Acquired below market leases, net	$41,669	$42,852
Prepaid rent and deferred revenue	7,538	7,288
Interest rate swap liability	2,391	1,448
Deferred rent expense and lease intangible	511	584
Deferred compensation	1,042	981
Deferred tax liability	219	219
Straight-line rent liability	2,410	2,533
Other liabilities	87	88
Total other liabilities and deferred credits, net	$55,867	$55,993
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) amended and restated credit facility, (ii) term loan and (iii) senior guaranteed notes. Additionally, American Assets Trust, Inc. has provided carve-out guarantees on certain property-level debt.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of March 31, 2015 and December 31, 2014 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2015	December 31, 2014	as of March 31, 2015
The Shops at Kalakaua (1)(2)	$—	$19,000	—	May 1, 2015
The Landmark at One Market (1)(3)	133,000	133,000	5.61%	July 5, 2015
Del Monte Center (1)(4)	—	82,300	—	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	36,257	36,376	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (5)	20,995	21,075	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (5)	7,074	7,101	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (5)	11,255	11,302	5.91%	June 1, 2020
Solana Beach Towne Centre (5)	37,518	37,675	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	718,253	819,983
Unamortized fair value adjustment	(6,444)	(7,172)
Total Secured Notes Payable Outstanding	$711,809	$812,811

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on February 2, 2015.

(3)	Loan repaid in full, without premium or penalty, on April 6, 2015.

(4)	Loan repaid in full, without premium or penalty, on February 6, 2015.

(5)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of March 31, 2015, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2015 and December 31, 2014 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	March 31, 2015	December 31, 2014	as of March 31, 2015
Term Loan	$100,000	$100,000	Variable (1)	January 9, 2019 (2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04% (3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	—	4.45%	February 2, 2025
Total Unsecured Notes Payable	$350,000	$250,000

(1)
The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with the loan term at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.

(2)
The Operating Partnership has an option to extend the term loan up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.

(3)
The Operating Partnership entered into a one-month forward-starting seven-year swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million. The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

On October 31, 2014, the Operating Partnership entered into a Note Purchase Agreement with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”, and collectively with the Series A Notes and Series B Notes, are referred to herein as, the “Notes”). The Series A Notes were issued on October 31, 2014, the Series B Notes were issued on February 2, 2015 and the Series C Notes were issued on April 2, 2015. The Notes pay interest quarterly on the last day of January, April, July and October until their respective maturities.
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
Credit Facility
On January 9, 2014, Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2015, $20 million was outstanding under the Revolver Loan.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

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
The Revolver Loan initially matures on January 9, 2018, subject to the Operating Partnership's option to extend the Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan initially matures on January 9, 2016, subject to the Operating Partnership's option to extend the Term Loan up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by the Operating Partnership's subject to the satisfaction of certain conditions.
Concurrent with the closing of the Amended and Restated Credit Facility, the Operating Partnership's drew down on the entirety of the $100 million Term Loan and entered into an interest rate swap agreement that is intended to fix the interest rate associated with the Term Loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.
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
As of March 31, 2015, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.

NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,899,516 common units (the “noncontrolling common units”), and represented approximately 29.1% of the ownership interests in our Operating Partnership at March 31, 2015. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

During the three months ended March 31, 2015, approximately 5,741 common units were converted into shares of our common stock.

NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2015, the following shares of common stock and related proceeds were sold through the ATM equity program (in thousands, except per share data):

Three Months Ended March 31, 2015
Number of shares of common stock issued through ATM program	53,800
Weighted average price per share	$42.54

Proceeds, gross	$2,288
Sales agent compensation	(23)
Offering costs	(101)
Proceeds, net	$2,164

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2015, we had the capacity to issue up to an additional $30.1 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

On March 9, 2015, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Explorer Insurance Company, a California corporation ("EIC"), an entity owned and controlled by Ernest Rady, the Executive Chairman of our board of directors. The Purchase Agreement provided for the sale by us to EIC, in a private placement, of 200,000 shares of our common stock at a purchase price of $40.54 per share, resulting in gross proceeds to us of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement. These shares were registered on March 27, 2015 by virtue of our filing of a prospectus supplement to our universal shelf registration statement on Form S-3 filed on February 6, 2015.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2015:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2015	$0.2325	January 1, 2015 to March 31, 2015	March 27, 2015
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
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2015:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	493,539	$22.01
Granted	—	—
Vested	(308,587)	15.36
Forfeited	—	—
Nonvested at March 31, 2015	184,952	$33.10
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.9 million and $0.5 million, respectively, in noncash compensation expense for the three months ended March 31, 2015 and 2014, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $3.9 million at March 31, 2015.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 246,672 and 406,856 for the three months ended March 31, 2015 and 2014. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2015 and 2014, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

The calculation of diluted earnings per unit for the year ended March 31, 2015 and 2014 does not include the weighted average of 246,672, and 406,856 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
NUMERATOR
Net income from operations	$11,379	$6,658
Less: Net income attributable to restricted shares	(43)	(70)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,309)	(1,986)
Net income attributable to common stockholders—basic	$8,027	$4,602
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$8,027	$4,602
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,309	1,986
Net income attributable to common stockholders—diluted	$11,336	$6,588
DENOMINATOR
Weighted average common shares outstanding—basic	43,419,762	40,582,792
Effect of dilutive securities—conversion of Operating Partnership units	17,901,685	17,909,681
Weighted average common shares outstanding—diluted	61,321,447	58,492,473

Earnings per common share, basic	$0.18	$0.11
Earnings per common share, diluted	$0.18	$0.11
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
A deferred tax liability of $0.2 million as of March 31, 2015 and December 31, 2014 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net in our consolidated statements of comprehensive income. For each of the three months ended March 31, 2015 and 2014 we recorded an income tax expense of $0.1 million.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal
We are sometimes involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
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
Current minimum annual payments under the leases are as follows, as of March 31, 2015 (in thousands):

Year Ending December 31,
2015 (nine months ending December 31, 2015)	$1,986
2016	2,682	(1)
2017	2,686	(2)
2018	2,686
2019	2,686
Thereafter	23,856
Total	$36,582

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.6 million based on operating performance through March 31, 2015.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 36.4% of total revenues for the three months ended March 31, 2015. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.7% of total revenues for the three months ended March 31, 2015. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2015 and 2014, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
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
As of March 31, 2015, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2015 (nine months ending December 31, 2015)	$121,921
2016	149,336
2017	133,727
2018	101,180
2019	72,885
Thereafter	197,835
Total	$776,884

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Minimum rents
Retail	$18,211	$17,292
Office	21,187	20,236
Multifamily	4,034	3,834
Mixed-use	2,523	2,470
Cost reimbursement	7,037	6,804
Percentage rent	360	425
Hotel revenue	9,008	9,002
Other	393	419
Total rental income	$62,753	$60,482
Minimum rents include $0.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.7 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental operating	$6,281	$6,526
Hotel operating	5,645	5,553
Repairs and maintenance	2,251	2,122
Marketing	385	390
Rent	614	611
Hawaii excise tax	986	965
Management fees	458	453
Total rental expenses	$16,620	$16,620
NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest and investment income	$14	$21
Income tax benefit (expense)	(84)	(112)
Total other income (expense), net	$(70)	$(91)
NOTE 15. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, a California corporation ("ICW") which is an insurance company majority owned and controlled by Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium is approximately $0.4 million for the period July 1, 2014 through July 1, 2015.
On September 12, 2014, we entered into a common stock Purchase Agreement with ICW. The Purchase Agreement provides for the sale by us to ICW, in a private placement, of 400,000 shares of common stock at a price of $33.76 per share, resulting in gross proceeds to us of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement.
On March 9, 2015, we entered into a common stock Purchase Agreement with Explorer Insurance Company ("EIC"), an entity owned and controlled by Ernest Rady. The Purchase Agreement provides for the sale by us to EIC, in a private placement, of 200,000 shares of common stock at a price of $40.54 per share, resulting in gross proceeds to us of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement.
As of March 31, 2015, Mr. Rady and his affiliates owned approximately 10.1% of our outstanding common stock and 24.1% of our outstanding common units, which together represent an approximate 34.1% beneficial interest in our company on a fully diluted basis.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.2 million were made for both the three months ended March 31, 2015 and 2014 and are included in rental expenses on the statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2015	2014
Total Retail
Property revenue	$24,038	$22,999
Property expense	(6,000)	(6,058)
Segment profit	18,038	16,941
Total Office
Property revenue	23,577	22,858
Property expense	(6,821)	(6,893)
Segment profit	16,756	15,965
Total Multifamily
Property revenue	4,310	4,130
Property expense	(1,484)	(1,427)
Segment profit	2,826	2,703
Total Mixed-Use
Property revenue	14,110	13,993
Property expense	(8,363)	(8,268)
Segment profit	5,747	5,725
Total segments’ profit	$43,367	$41,334

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2015	2014
Total segments’ profit	$43,367	$41,334
General and administrative	(5,016)	(4,612)
Depreciation and amortization	(15,107)	(16,341)
Interest expense	(11,795)	(13,632)
Other income (expense), net	(70)	(91)
Net income	11,379	6,658
Net income attributable to restricted shares	(43)	(70)
Net income attributable to unitholders in the Operating Partnership	(3,309)	(1,986)
Net income attributable to American Assets Trust, Inc. stockholders	$8,027	$4,602
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2015	December 31, 2014
Net Real Estate
Retail	$634,758	$639,456
Office	767,271	757,854
Multifamily	210,569	182,468
Mixed-Use	194,281	195,622
	$1,806,879	$1,775,400
Secured Notes Payable (1)
Retail	$60,518	$161,975
Office	425,981	426,254
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$718,253	$819,983

(1)	Excludes unamortized fair market value adjustments of $6.4 million and $7.2 million as of March 31, 2015 and December 31, 2014, respectively.

Capital expenditures for each segment for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Capital Expenditures (1)
Retail	$935	$1,506
Office	14,714	7,091
Multifamily	28,948	21,877
Mixed-Use	371	822
	$44,968	$31,296

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2015
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

On April 2, 2015, we closed on and issued our Series C Notes. As of May 1, 2015, $100 million of the Series C Notes was outstanding.

Additionally, on April 6, 2015, we prepaid in full, without premium or penalty, the secured mortgage encumbering The Landmark at One Market.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2014.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2015, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of March 31, 2015, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 70.9% of our Operating Partnership as of March 31, 2015. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2014. We have not made any material changes to these policies during the periods covered by this report.

Same-store

We have provided certain information on a total portfolio, same-store and redevelopment same-store basis. Information provided on a same-store basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, properties under development, properties classified as held for development and properties classified as discontinued operations. Information provided on a redevelopment same-store basis includes the results of properties undergoing significant redevelopment for the entirety or portion of both periods being compared. Same-store and redevelopment same-store is considered by management to be important measures because they assist in eliminating disparities due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's stabilized and redevelopment properties, as applicable. Additionally, redevelopment same-store is considered by management to be an important measure because it assists in evaluating the timing of the start and stabilization of our redevelopment opportunities and the impact that these redevelopments have in enhancing our operating performance.
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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income increased approximately 9.7% for the three months ended March 31, 2015 compared to the same period in 2014. Office redevelopment same-store net operating income increased approximately 4.9% for the three months ended March 31, 2015 compared to the same period in 2014.

Below is a summary of our same-store composition for the three months ended March 31, 2015 and 2014. There were no changes in the designations of same-store properties and redevelopment same-store properties for the three months ended March 31, 2015 when compared to the designations for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Same-Store	21	21
Non-Same Store	2	2
Total Properties	23	23

Redevelopment Same-Store	23	23

Total Development Properties	5	5

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

We continue our ongoing redevelopment efforts at Lloyd District Portfolio and are currently under construction to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 582,000 square feet of office space. Construction of the project is expected to be complete in 2015. Projected costs of the development are approximately $192 million, of which approximately $162 million has been incurred to date. We expect the Lloyd District Portfolio redevelopment to be stabilized in 2017 with an estimated stabilized yield of approximately 6.25% to 7.25% based on initial estimates.

Additionally, we are finalizing our redevelopment efforts at Torrey Reserve Campus and have completed our construction to increase rentable office space by approximately 81,500 square feet during the first quarter of 2015. Total costs of the redevelopment are approximately $34 million. We expect the Torrey Reserve Campus redevelopment to be stabilized later this year with an estimated stabilized yield of approximately 8.6%.

We continue our development efforts at Torrey Point (previously Sorrento Pointe) with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be complete in 2016, with an expected stabilization date in 2017. Projected costs of the development are approximately $46 million, of which approximately $7 million has been incurred to date. We expect the Torrey Point redevelopment to be stabilized in 2017 with an estimated stabilized yield of approximately 8.25% to 9.25%, based on initial estimates.

We intend to opportunistically pursue the development of future phases of Lloyd District Portfolio and Torrey Point based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent upon our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our revolving line of credit, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.
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

During the three months ended March 31, 2015, we signed 14 retail leases for a total of 39,670 square feet of retail space including 25,868 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase of 4.1% on a cash basis and an increase of 7.4% on a straight-line basis. New retail leases for comparable spaces were signed for 9,052 square feet at an average rental rate increase of 2.9% on a cash basis and 8.6% on a straight-line basis. Renewals for comparable retail spaces were signed for 16,816 square feet at an average rental rate increase of 4.8% on a cash basis and 6.7% on a straight-line basis. Tenant improvements and incentives were $26.77 per square foot of retail space for comparable new leases for the three months ended March 31, 2015. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Lomas Santa Fe Plaza and Waikele Center.

During the three months ended March 31, 2015, we signed 20 office leases for a total of 90,134 square feet of office space including 50,794 square feet of comparable space leases, at an average rental rate increase of 3.7% on a cash basis and average rental increase of 7.9% on a straight-line basis. New office leases for comparable spaces were signed for 2,701 square feet at an average rental rate increase of 4.6% on a cash basis and 18.7% on a straight-line basis. Renewals for comparable office spaces were signed for 48,093 square feet at an average rental rate increase of 3.6% on a cash basis and 7.1% on a straight-line basis. Tenant improvements and incentives were $19.07 per square foot of office space for comparable new leases for the three months ended March 31, 2015. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Solana Beach Corporate Center.

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

The leases signed in 2015 generally become effective over the following year, though some may not become effective until 2016 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2015, we believe our leasing volume will be in-line with our historical averages and result in overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $39.2 million and $24.5 million for the three months ended March 31, 2015 and 2014, respectively.

We capitalized external and internal costs related to other property improvements combined of $5.2 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.06 million and $0.03 million for the three months ended March 31, 2015 and 2014, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $2.3 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
The following summarizes our consolidated results of operations for the three months ended March 31, 2015 compared to our consolidated results of operations for the three months ended March 31, 2014. As of March 31, 2015 and 2014, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2015 and 2014, we owned land at five of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2015	2014
Revenues
Rental income	$62,753	$60,482	$2,271	4%
Other property income	3,282	3,498	(216)	(6)
Total property revenues	66,035	63,980	2,055	3
Expenses
Rental expenses	16,620	16,620	—	—
Real estate taxes	6,048	6,026	22	—
Total property expenses	22,668	22,646	22	—
Total property income	43,367	41,334	2,033	5
General and administrative	(5,016)	(4,612)	(404)	9
Depreciation and amortization	(15,107)	(16,341)	1,234	(8)
Interest expense	(11,795)	(13,632)	1,837	(13)
Other income (expense), net	(70)	(91)	21	(23)
Total other, net	(31,988)	(34,676)	2,688	(8)
Net income	11,379	6,658	4,721	71
Net income attributable to restricted shares	(43)	(70)	27	(39)
Net income attributable to unitholders in the Operating Partnership	(3,309)	(1,986)	(1,323)	67
Net income attributable to American Assets Trust, Inc. stockholders	$8,027	$4,602	$3,425	74%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $2.1 million, or 3%, to $66.0 million for the three months ended March 31, 2015 compared to $64.0 million for the three months ended March 31, 2014. The percentage leased was as follows for each segment as of March 31, 2015 and 2014:

	Percentage Leased (1)
	March 31,
	2015	2014
Retail	98.5%	96.8%
Office	92.7%	89.5%
Multifamily	96.4%	96.3%
Mixed-Use (2)	100.0%	98.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2015 or March 31, 2014, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $2.3 million, or 4%, to $62.8 million for the three months ended March 31, 2015 compared to $60.5 million for the three months ended March 31, 2014. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2015	2014			2015	2014
Retail	$23,705	$22,685	$1,020	4%	$23,699	$22,667	$1,032	5%
Office	22,397	21,387	1,010	5	16,021	15,023	998	7
Multifamily	4,035	3,834	201	5	4,035	3,834	201	5
Mixed-Use	12,616	12,576	40	—	12,616	12,576	40	—
	$62,753	$60,482	$2,271	4%	$56,371	$54,100	$2,271	4%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue increased $1.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was due to an increase in the percentage leased and additional cost reimbursements during the three months ended March 31, 2015. The increase in percentage leased was primarily related to the commencement of the Saks Off 5th lease at Carmel Mountain Plaza during the second quarter of 2014 and the commencement of the Home Goods lease at Lomas Santa Fe Plaza during the fourth quarter of 2014.
Same-store office rental revenue increased $1.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase in the percentage leased during the three months ended March 31, 2015, primarily at First & Main where percentage leased increased from 80.4% to 92.9%. Same-store office rental revenue also increased due to higher annual base rents during the three months ended March 31, 2015, primarily at City Center Bellevue where annualized base rents increased from $32.19 to $35.05, approximately 9%.
Multifamily rental revenue increased $0.2 million primarily due to higher average base rent per unit of $1,519 during the three months ended March 31, 2015 compared to $1,437 during the three months ended March 31, 2014.
Other property income. Other property income decreased $0.2 million, or 6%, to $3.3 million for the three months ended March 31, 2015 compared to $3.5 million for the three months ended March 31, 2014. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2015	2014			2015	2014
Retail	$333	$314	$19	6%	$333	$314	$19	6%
Office	1,180	1,471	(291)	(20)	891	832	59	7
Multifamily	275	296	(21)	(7)	275	296	(21)	(7)
Mixed-Use	1,494	1,417	77	5	1,494	1,417	77	5
	$3,282	$3,498	$(216)	(6)%	$2,993	$2,859	$134	5%
Office other property income decreased $0.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during 2014. Same-store office other property income increased $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in parking income at City Center Bellevue.
Mixed-use other property income increased $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in parking income and lease termination fees at the retail property portion of our mixed-use property.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses remained consistent at $22.6 million for the three months ended March 31, 2015 and 2014.
Rental Expenses. Rental expenses were $16.6 million for both the three months ended March 31, 2015and 2014. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2015	2014			2015	2014
Retail	$3,203	$3,292	$(89)	(3)%	$3,179	$3,291	$(112)	(3)%
Office	4,522	4,540	(18)	—	2,969	2,961	8	—
Multifamily	1,064	1,004	60	6	1,064	1,004	60	6
Mixed-Use	7,831	7,784	47	1	7,831	7,784	47	1
	$16,620	$16,620	$—	—%	$15,043	$15,040	$3	—%
Retail rental expenses decreased $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a decrease in litigation expense at Lomas Santa Fe Plaza during the period.
Multifamily rental expenses increased $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in maintenance expenses at our multifamily properties during the period.
Real Estate Taxes. Real estate taxes were $6.0 million for both the three months ended March 31, 2015 and 2014. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2015	2014			2015	2014
Retail	$2,797	$2,766	$31	1%	$2,774	$2,754	$20	1%
Office	2,299	2,353	(54)	(2)	1,572	1,614	(42)	(3)
Multifamily	420	423	(3)	(1)	420	423	(3)	(1)
Mixed-Use	532	484	48	10	532	484	48	10
	$6,048	$6,026	$22	—%	$5,298	$5,275	$23	—%
Property Operating Income
Property operating income increased $2.0 million, or 5%, to $43.4 million for the three months ended March 31, 2015, compared to $41.3 million for the three months ended March 31, 2014. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2015	2014			2015	2014
Retail	$18,038	$16,941	$1,097	6%	$18,079	$16,936	$1,143	7%
Office	16,756	15,965	791	5	12,371	11,280	1,091	10
Multifamily	2,826	2,703	123	5	2,826	2,703	123	5
Mixed-Use	5,747	5,725	22	—	5,747	5,725	22	—
	$43,367	$41,334	$2,033	5%	$39,023	$36,644	$2,379	6%
Same-store retail property operating income increased $1.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was due to an increase in the percentage leased and additional cost reimbursements during the three months ended March 31, 2015.
Same-store office property operating income increased $1.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in the percentage leased and higher annual base rents during the three months ended March 31, 2015.

Multifamily property operating income increased $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to higher average base rent for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Other
General and Administrative. General and administrative expenses increased $0.4 million, or 9%, to $5.0 million for the three months ended March 31, 2015, compared to $4.6 million for the three months ended March 31, 2014. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.2 million, or 8%, to $15.1 million for the three months ended March 31, 2015, compared to $16.3 million for the three months ended March 31, 2014. This decrease was primarily due to the accelerated depreciation of assets related to tenants at Torrey Reserve Campus during 2014.
Interest Expense. Interest expense decreased $1.8 million, or 13%, to $11.8 million for the three months ended March 31, 2015, compared to $13.6 million for the three months ended March 31, 2014. This decrease was primarily due to the payment of the outstanding mortgages encumbering Waikele Center during the fourth quarter of 2014, The Shops at Kalakaua and Del Monte Center during the first quarter of 2015 and an increase in capitalized interest related to our redevelopment properties.
Other Income (Expense), Net. Other expense, net decreased $0.02 million, or 23%, to $0.07 million for the three months ended March 31, 2015, compared to other expense, net of $0.09 million for the three months ended March 31, 2014, primarily due to a decrease in income tax expense during the period.

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

As of March 31, 2015, the company owned an approximate 70.9% partnership interest in the Operating Partnership. The remaining 29.1% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

The liquidity of the company is dependent on the Operating Partnership’s ability to make sufficient distributions to the company. The primary cash requirement of the company is its payment of dividends to its stockholders. The company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 7 of the Notes to Consolidated Financial Statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the company’s guarantee obligations, then the company will be required to fulfill its cash payment commitments under such guarantees. However, the company’s only significant asset is its investment in the Operating Partnership.

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2015, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

For the company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically the company has satisfied this distribution requirement by making cash distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the company’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments. Although there is no intent at this time, if market conditions deteriorate, the company may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce the Operating Partnership’s operating expenditures, or re-evaluate its dividend policy.

The company is a well-known seasoned issuer. As circumstances warrant, the company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, to develop new or existing properties, to acquire properties or for general corporate purposes.
In February 2012, the company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective in February 2012. The universal shelf registration statement permitted the company, from time to time, to offer and sell up to approximately $500.0 million of equity securities. Additionally, in February 2015, the company filed a universal shelf registration statement on Form S-3 with the SEC, which replaced the prior Form S-3 and provides for the registration of unspecified amounts of securities. However, there can be no assurance that the company will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.
On May 6, 2013, the company entered into an at-the-market, or ATM, equity program with four sales agents in which the company may from time to time offer and sell shares of common stock having an aggregate offering price of up to $150.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of March 31, 2015, the company has issued 3,505,319 shares of common stock at a weighted average price per share of $34.22 for gross cash proceeds of $119.9 million. The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2015, the company had the capacity to issue up to an additional $30.1 million in shares of common stock under the ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the ATM equity program.
On September 12, 2014, the company entered into a common stock purchase agreement with Insurance Company of the West ("ICW"), a California corporation which is an insurance company majority owned and controlled by Ernest Rady, the Executive Chairman of the company’s board of directors. The purchase agreement provided for the sale by the company to ICW, in a private placement, of 400,000 shares of its common stock at a purchase price of $33.76 per share, resulting in gross proceeds to the company of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of the company’s common stock on the New York Stock Exchange on the date of the purchase agreement. These shares were registered on February 6, 2015 by virtue of the company’s filing of a prospectus supplement to its universal shelf registration statement on Form S-3 filed on February 6, 2015.
On March 9, 2015, the company entered into a common stock purchase agreement with Explorer Insurance Company, a California corporation ("EIC"), an entity owned and controlled by Ernest Rady. The purchase agreement provided for the sale by the company to EIC, in a private placement, of 200,000 shares of common stock at a price of $40.54 per share, resulting in gross proceeds to the company of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of the company’s common stock on the New York Stock Exchange on the date of the purchase agreement. These shares were registered on March 27, 2015 by virtue of the company’s filing of a prospectus supplement to its universal shelf registration statement on Form S-3 filed on February 6, 2015. As of March 31, 2015, Mr. Rady and his affiliates owned an approximately 34.1% beneficial interest of the Company on a fully diluted  basis (includes common units of our operating partnership), which is an approximately 1.8% decrease from January 19, 2011, the closing date of the Company’s initial public offering (“IPO”).
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of March 31, 2015, we held $54.6 million in cash and cash equivalents.
Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to American Assets Trust, Inc.'s stockholders required to maintain its REIT status, distributions to our unitholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and, if necessary, borrowings available under our credit facility.
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
Our overall capital requirements for the remainder of 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of the Lloyd District Portfolio and Torrey Point. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2015, partly as a result of an additional 47,000 additional square feet of retail space and 657 multi-family units under development at Lloyd District Portfolio, which we expect to complete during 2015. We expect to invest approximately $192 million related to the Lloyd District Portfolio, of which $162 million has been incurred as of March 31, 2015. Additionally, construction at Torrey Point is in process and is expected to be complete in 2016, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $46 million related to Torrey Point, of which $7 million has been incurred as of March 31, 2015. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
On February 27, 2015, the Operating Partnership filed a universal shelf registration on Form S-3 with the SEC which provided for the registration of an unspecified amount of debt securities by the Operating Partnership. However, there can be no assurance that the Operating Partnership will be able to complete any such offerings of debt securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

Indebtedness Outstanding
The following table sets forth information as of March 31, 2015 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at March 31, 2015	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
The Landmark at One Market (1)(2)	133,000	5.61%	135,526	July 5, 2015	133,000
First & Main (1)	84,500	3.97%	3,406	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	1,253	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	477	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,137	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (3)	36,257	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,566	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	877	April 1, 2019	21,900
Torrey Reserve—North Court (3)	20,995	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (3)	7,074	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (3)	11,255	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (3)	37,518	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,491	November 1, 2022	111,000
Total	718,253		$167,912		$710,239
Unamortized fair value adjustment	(6,444)
Total Secured Notes Payable Balance	$711,809

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on April 6, 2015.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of March 31, 2015, we were in compliance with these financial covenants.

On October 31, 2014, we entered into a Note Purchase Agreement with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”, and collectively with the Series A Notes and Series B Notes, are referred to herein as, the “Notes”). The Series A Notes were issued on October 31, 2014, the Series B Notes were issued on February 2, 2015 and the Series C Notes were issued on April 2, 2015. The Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities.
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
Our obligations under the Notes are fully and unconditionally guaranteed by American Assets Trust, Inc. and certain of our subsidiaries.

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

Credit Facility
On January 9, 2014, we entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then-in place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowings of $350 million, consisting of a revolving line of credit of $250 million, or the revolver loan, and a term loan of $100 million, or the term loan. The amended and restated credit facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2015, $20 million was outstanding under the Revolver Loan.
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
The amended and restated credit facility provides that American Assets Trust, Inc.'s annual distributions may not exceed the greater of (1) 95% of its funds from operations or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.

We expect to use our Amended and Restated Credit Facility in the future for general corporate purposes, including working capital, the payment of capital expenses, acquisitions and development and redevelopment of properties in our portfolio.
American Assets Trust, Inc. and certain of its subsidiaries guarantee the obligations under the Amended and Restated Credit Facility, and certain of its subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the amended and restated credit facility.
As of March 31, 2015, we were in compliance with the financial covenants contained in the Amended and Restated Credit Facility.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
Cash and cash equivalents were $54.6 million and $79.5 million at March 31, 2015 and 2014, respectively.
Net cash provided by operating activities increased $4.5 million to $32.5 million for the three months ended March 31, 2015 compared to $28.0 million for the three months ended March 31, 2014. The increase in cash from operations was primarily due to higher net income before certain non-cash items.
Net cash used in investing activities increased $13.6 million to $45.2 million for the three months ended March 31, 2015 compared to $31.6 million for the three months ended March 31, 2014. The increase was primarily due to redevelopment construction activity at Torrey Reserve Campus, Lloyd District Portfolio and Torrey Point.
Net cash provided by financing activities decreased $26.2 million to $7.9 million for the three months ended March 31, 2015 compared to $34.1 million for the three months ended March 31, 2014. The decrease of cash provided by financing activities was primarily due to less proceeds received from the sale of shares of our common stock under our ATM program during the three months ended March 31, 2015.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2015 and 2014 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2015	2014
Net operating income	$43,367	$41,334
General and administrative	(5,016)	(4,612)
Depreciation and amortization	(15,107)	(16,341)
Interest expense	(11,795)	(13,632)
Other income (expense), net	(70)	(91)
Net income	$11,379	$6,658
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

The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2015 and 2014 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2015	2014
Funds from Operations (FFO)
Net income	$11,379	$6,658
Plus: Real estate depreciation and amortization	15,107	16,341
Funds from operations	26,486	22,999
Less: Nonforfeitable dividends on incentive restricted stock awards	(40)	(70)
FFO attributable to common stock and units	$26,446	$22,929
FFO per diluted share/unit	$0.43	$0.39
Weighted average number of common shares and units, diluted (1)	61,329,952	58,626,718

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2025) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2015, we had $968.3 million of fixed rate debt outstanding with an estimated fair value of $1,010.2 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $100.0 million term loan outstanding as of March 31, 2015 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $34.8 million. If interest rates at March 31, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $37.2 million.
Variable Interest Rate Debt
At March 31, 2015, our only variable interest rate debt is the revolver loan under our amended and restated credit facility, of which $20.0 million was outstanding at March 31, 2015.
We may enter into certain types of derivative financial instruments to reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2015, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08%.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures (American Assets Trust, Inc.)
American Assets Trust, Inc. maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in American Assets Trust, Inc.'s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2015, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to American Assets Trust, Inc.'s internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.

Controls and Procedures (American Assets Trust, L.P.)
The Operating Partnership maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including the Operating Partnership's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2015, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to the Operating Partnership's internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 9, 2015, we entered into a common stock purchase agreement with EIC, an entity owned and controlled by Ernest Rady. The purchase agreement provided for the sale by us to EIC, in a private placement, of 200,000 shares of our common stock at a purchase price of $40.54 per share, resulting in gross proceeds to us of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the purchase agreement. These shares were registered on March 27, 2015 by virtue of our filing of a prospectus supplement to our universal shelf registration statement on Form S-3 filed on February 6, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 (1)	Common Stock Purchase Agreement dated as of March 9, 2015 by and between American Assets Trust, Inc. and Explorer Insurance Company.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets L.P.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.
(1)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ JOHN W. CHAMBERLAIN		/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain		John W. Chamberlain
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 1, 2015	Date:	May 1, 2015