Form 10-K/A
period 2014-12-31
American Assets Trust, Inc.
filed 2015-07-31
CIK 1500217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE TO 10-K/A

This Amendment No.1 to Form 10-K is being filed for the purpose of correcting a ministerial error in the American Assets Trust, L.P. Consolidated Statements of Comprehensive Income on page F-10 of the annual report on Form 10-K for the year ending December 31, 2014 filed on February 20, 2015 (the “Original Report”). Specifically, this Amendment removes the line item “Net Income attributable to unitholders in the Operating Partnership” from the American Assets Trust, L.P. Statement of Comprehensive Income and updates the weighted average units outstanding, basic. These amounts were inadvertently copied from the American Assets Trust, Inc. statement of comprehensive income without appropriate modification in formatting and labeling. As a result of these changes, the calculation of earnings per unit - basic - from continuing operations is updated.

For ease of reference, this Amendment sets forth the entire Original Report as previously filed, amended only to give effect to the correction discussed above. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications of our principal executive officer and principal financial officer on Exhibits 31 and 32, each as of the date of filing this Amendment.

This Amendment does not affect any other section of the Original Report and continues to speak as of the date of the Original Report.

A summary of the corrections are as follows:

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
As originally reported:	2014	2013	2012
NET INCOME	$31,145	$22,594	$51,601
Net income attributable to restricted shares	(374)	(536)	(529)
Net income attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(16,134)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$21,756	$15,220	$34,938
EARNINGS PER UNIT - BASIC
Continuing operations	$0.52	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, basic	$0.52	$0.38	$0.90
Weighted average units outstanding, basic	42,041,126	39,539,457	38,736,113
EARNINGS PER UNIT - DILUTED
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, diluted	$0.51	$0.38	$0.90
Weighted average units outstanding, diluted	59,947,474	57,515,810	57,053,909

	Year Ended December 31,
As corrected:	2014	2013	2012
NET INCOME	$31,145	$22,594	$51,601
Net income attributable to restricted shares	(374)	(536)	(529)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$30,771	$22,058	$51,072
EARNINGS PER UNIT - BASIC
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, basic	$0.51	$0.38	$0.90
Weighted average units outstanding, basic	59,947,474	57,515,810	57,053,909
EARNINGS PER UNIT - DILUTED
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, basic	$0.51	$0.38	$0.90
Weighted average units outstanding, diluted	59,947,474	57,515,810	57,053,909

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
(a)
(1) Financial Statements
Our consolidated financial statements and notes thereto, together with Report of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K/A commencing on page F-1.
(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K/A commencing on page F-1.
(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K/A is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 31st day of July, 2015.

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

Signature	Title	Date
/s/ JOHN W. CHAMBERLAIN	President, Chief Executive Officer, and Director	July 31, 2015
John W. Chamberlain

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	July 31, 2015
Robert F. Barton

/s/ ERNEST S. RADY	Executive Chairman of the Board	July 31, 2015
Ernest S. Rady

/s/ LARRY E. FINGER	Director	July 31, 2015
Larry E. Finger

/s/ DUANE A. NELLES	Director	July 31, 2015
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	July 31, 2015
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	July 31, 2015
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

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Rental income	$246,078	$242,757	$225,249
Other property income	13,922	12,300	10,217
Total revenue	260,000	255,057	235,466
EXPENSES:
Rental expenses	68,267	68,608	64,089
Real estate taxes	22,964	21,378	22,025
General and administrative	18,532	17,195	15,593
Depreciation and amortization	66,568	66,775	61,853
Total operating expenses	176,331	173,956	163,560
OPERATING INCOME	83,669	81,101	71,906
Interest expense	(52,965)	(58,020)	(57,328)
Other income (expense), net	441	(487)	(629)
INCOME FROM CONTINUING OPERATIONS	31,145	22,594	13,949
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	932
Gain on sale of real estate property	—	—	36,720
Results from discontinued operations	—	—	37,652
NET INCOME	31,145	22,594	51,601
Net income attributable to restricted shares	(374)	(536)	(529)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$30,771	$22,058	$51,072
EARNINGS PER UNIT - BASIC
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, basic	$0.51	$0.38	$0.90
Weighted average units outstanding, basic	59,947,474	57,515,810	57,053,909
EARNINGS PER UNIT - DILUTED
Continuing operations	$0.51	$0.38	$0.24
Discontinued operations	—	—	0.66
Earnings per unit, diluted	$0.51	$0.38	$0.90
Weighted average units outstanding, diluted	59,947,474	57,515,810	57,053,909

DISTRIBUTIONS PER UNIT	$0.8925	$0.8500	$0.8400

COMPREHENSIVE INCOME
Net income	$31,145	$22,594	$51,601
Other comprehensive loss - unrealized loss on swap derivative during the period	(1,448)	—	—
Other comprehensive income - unrealized gain on forward starting swap	1,617	—	—
Reclassification of amortization of forward starting swap included in interest expense	(39)	—	—
Comprehensive income	31,275	22,594	51,601
Comprehensive income attributable to Limited Partners	(9,053)	(6,838)	(16,134)
Comprehensive income attributable to General Partners	$22,222	$15,756	$35,467

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

American Assets Trust, Inc.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Real estate assets
Balance, beginning of period	$1,995,417	1,938,676	1,687,276
Additions:
Property acquisitions	—	—	270,082
Improvements (1)	154,594	60,677	41,303
Deductions:
Cost of Real Estate Sold	—	—	(57,188)
Other (1)(2)	(13,187)	(3,936)	(2,797)
Balance, end of period	$2,136,824	$1,995,417	$1,938,676
Accumulated depreciation
Balance, beginning of period	$318,581	$270,494	$234,595
Additions—depreciation (1)	55,159	51,949	47,792
Deductions:
Cost of Real Estate Sold	—	—	(9,216)
Other (1)(2)	(12,316)	(3,862)	(2,677)
Balance, end of period	$361,424	$318,581	$270,494

(1)	Includes discontinued operations for 160 King Street, which was sold on December 4, 2012.

(2)	Other deductions for the years ended December 31, 2014, 2013 and 2012 represent the write-off of fully depreciated assets.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3(16)	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
10.1(2)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(2)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan
10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)
10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.9(2)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011
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

10.44(15)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
21.1(16)	List of Subsidiaries of American Assets Trust, Inc.
23.1*	Consent of Ernst & Young LLP for American Assets Trust, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.

Exhibit No.	Description
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
The company's Annual Report on Form 10-K/A for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011.

(5)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.

(6)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.

(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(10)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.

(11)	Incorporated herein by reference to American Assets Trust, Inc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2014.

(12)	Incorporated herein by reference to American Assets Trust, Inc’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.

(13)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(14)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(15)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.

(16)	Incorporated herein by reference to American Assets Trust, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.