Form 10-Q
period 2015-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2015-07-31
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 44,909,061 shares of common stock, par value $0.01 per share, outstanding as of July 31, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2015, American Assets Trust, Inc. owned an approximate 71.4% partnership interest in the Operating Partnership. The remaining 28.6% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,951,039	$1,931,698
Construction in progress	259,879	195,736
Held for development	9,418	9,390
	2,220,336	2,136,824
Accumulated depreciation	(386,622)	(361,424)
Net real estate	1,833,714	1,775,400
Cash and cash equivalents	34,949	59,357
Restricted cash	11,311	10,994
Accounts receivable, net	5,721	6,727
Deferred rent receivables, net	37,008	35,883
Other assets, net	51,610	53,401
TOTAL ASSETS	$1,974,313	$1,941,762
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$579,133	$812,811
Unsecured notes payable	450,000	250,000
Unsecured line of credit	30,000	—
Accounts payable and accrued expenses	45,116	50,861
Security deposits payable	5,900	5,521
Other liabilities and deferred credits, net	53,882	55,993
Total liabilities	1,164,031	1,175,186
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 44,909,930 and 43,701,669 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	449	437
Additional paid-in capital	844,639	795,065
Accumulated dividends in excess of net income	(64,024)	(60,291)
Accumulated other comprehensive (loss) income	(339)	92
Total American Assets Trust, Inc. stockholders’ equity	780,725	735,303
Noncontrolling interests	29,557	31,273
Total equity	810,282	766,576
TOTAL LIABILITIES AND EQUITY	$1,974,313	$1,941,762
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Rental income	$63,552	$58,793	$126,305	$119,275
Other property income	3,217	3,406	6,499	6,904
Total revenue	66,769	62,199	132,804	126,179
EXPENSES:
Rental expenses	17,205	16,500	33,825	33,120
Real estate taxes	5,986	5,129	12,034	11,155
General and administrative	4,788	4,635	9,804	9,247
Depreciation and amortization	15,286	18,209	30,393	34,550
Total operating expenses	43,265	44,473	86,056	88,072
OPERATING INCOME	23,504	17,726	46,748	38,107
Interest expense	(11,197)	(13,439)	(22,992)	(27,071)
Other income (expense), net	(23)	1,064	(93)	973
NET INCOME	12,284	5,351	23,663	12,009
Net income attributable to restricted shares	(40)	(94)	(83)	(164)
Net income attributable to unitholders in the Operating Partnership	(3,536)	(1,544)	(6,845)	(3,530)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$8,708	$3,713	$16,735	$8,315

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.20	$0.09	$0.38	$0.20
Weighted average shares of common stock outstanding - basic	44,092,631	41,816,379	43,758,055	41,202,993

Earnings per common share, diluted	$0.20	$0.09	$0.38	$0.20
Weighted average shares of common stock outstanding - diluted	61,992,147	59,721,636	61,658,650	59,110,450

DIVIDENDS DECLARED PER COMMON SHARE	$0.2325	$0.2200	$0.4650	$0.4400

COMPREHENSIVE INCOME
Net income	$12,284	$5,351	$23,663	$12,009
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	457	(811)	(486)	(1,557)
Reclassification of amortization of forward-starting swap included in interest expense	(58)	—	(116)	—
Comprehensive income	12,683	4,540	23,061	10,452
Comprehensive income attributable to non-controlling interest	(3,656)	(1,305)	(6,674)	(3,066)
Comprehensive income attributable to American Assets Trust, Inc.	$9,027	$3,235	$16,387	$7,386

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2014	43,701,669	$437	$795,065	$(60,291)	$92	$31,273	$766,576
Net income	—	—	—	16,818	—	6,845	23,663
Common shares issued	1,345,926	13	53,994	—	—	—	54,007
Issuance of restricted stock	5,044	—	—	—	—	—	—
Forfeiture of restricted stock	(8,405)	—	—	—	—	—	—
Conversion of operating partnership units	5,741	—	67	—	—	(67)	—
Dividends declared and paid	—	—	—	(20,551)	—	(8,323)	(28,874)
Stock-based compensation	—	—	1,724	—	—	—	1,724
Shares withheld for employee taxes	(140,045)	(1)	(6,211)	—	—	—	(6,212)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(349)	(137)	(486)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(82)	(34)	(116)
Balance at June 30, 2015	44,909,930	$449	$844,639	$(64,024)	$(339)	$29,557	$810,282
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$23,663	$12,009
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,609)	(2,806)
Depreciation and amortization	30,393	34,550
Amortization of debt issuance costs and debt fair value adjustments	2,106	2,031
Stock-based compensation expense	1,724	1,526
Other noncash interest expense	(116)	—
Other, net	(269)	(368)
Changes in operating assets and liabilities
Change in restricted cash	88	(673)
Change in accounts receivable	919	2,379
Change in other assets	(103)	(377)
Change in accounts payable and accrued expenses	1,168	1,013
Change in security deposits payable	379	160
Change in other liabilities and deferred credits	330	890
Net cash provided by operating activities	57,673	50,334
INVESTING ACTIVITIES
Capital expenditures	(89,230)	(61,261)
Change in restricted cash	(405)	(969)
Leasing commissions	(2,280)	(1,628)
Deposit on property acquisition	(2,000)	—
Net cash used in investing activities	(93,915)	(63,858)
FINANCING ACTIVITIES
Repayment of secured notes payable	(235,134)	(784)
Proceeds from term loan	—	100,000
Proceeds from unsecured line of credit	55,000	—
Repayment of unsecured line of credit	(25,000)	(93,000)
Proceeds from issuance of unsecured notes payable	200,000	—
Debt issuance costs	(1,953)	(1,957)
Proceeds from issuance of common stock, net	54,007	69,909
Dividends paid to common stock and unitholders	(28,874)	(26,453)
Shares withheld for employee taxes	(6,212)	(4,319)
Net cash provided by financing activities	11,834	43,396
Net (decrease) increase in cash and cash equivalents	(24,408)	29,872
Cash and cash equivalents, beginning of period	59,357	48,987
Cash and cash equivalents, end of period	$34,949	$78,859
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,951,039	$1,931,698
Construction in progress	259,879	195,736
Held for development	9,418	9,390
	2,220,336	2,136,824
Accumulated depreciation	(386,622)	(361,424)
Net real estate	1,833,714	1,775,400
Cash and cash equivalents	34,949	59,357
Restricted cash	11,311	10,994
Accounts receivable, net	5,721	6,727
Deferred rent receivables, net	37,008	35,883
Other assets, net	51,610	53,401
TOTAL ASSETS	$1,974,313	$1,941,762
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$579,133	$812,811
Unsecured notes payable	450,000	250,000
Unsecured line of credit	30,000	—
Accounts payable and accrued expenses	45,116	50,861
Security deposits payable	5,900	5,521
Other liabilities and deferred credits	53,882	55,993
Total liabilities	1,164,031	1,175,186
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,899,516 and 17,905,257 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	29,690	31,235
General partner's capital, 44,909,930 and 43,701,669 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	781,064	735,211
Accumulated other comprehensive (loss) income	(472)	130
Total capital	810,282	766,576
TOTAL LIABILITIES AND CAPITAL	$1,974,313	$1,941,762

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Rental income	$63,552	$58,793	$126,305	$119,275
Other property income	3,217	3,406	6,499	6,904
Total revenue	66,769	62,199	132,804	126,179
EXPENSES:
Rental expenses	17,205	16,500	33,825	33,120
Real estate taxes	5,986	5,129	12,034	11,155
General and administrative	4,788	4,635	9,804	9,247
Depreciation and amortization	15,286	18,209	30,393	34,550
Total operating expenses	43,265	44,473	86,056	88,072
OPERATING INCOME	23,504	17,726	46,748	38,107
Interest expense	(11,197)	(13,439)	(22,992)	(27,071)
Other income (expense), net	(23)	1,064	(93)	973
NET INCOME	12,284	5,351	23,663	12,009
Net income attributable to restricted shares	(40)	(94)	(83)	(164)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$12,244	$5,257	$23,580	$11,845

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.20	$0.09	$0.38	$0.20
Weighted average units outstanding - basic	61,992,147	59,721,636	61,658,650	59,110,450

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.20	$0.09	$0.38	$0.20
Weighted average units outstanding - diluted	61,992,147	59,721,636	61,658,650	59,110,450

DISTRIBUTIONS PER UNIT	$0.2325	$0.2200	$0.4650	$0.4400

COMPREHENSIVE INCOME
Net income	$12,284	$5,351	$23,663	$12,009
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	457	(811)	(486)	(1,557)
Reclassification of amortization of forward-starting swap included in interest expense	(58)	—	(116)	—
Comprehensive income	12,683	4,540	23,061	10,452
Comprehensive income attributable to Limited Partners	(3,656)	(1,305)	(6,674)	(3,066)
Comprehensive income attributable to General Partner	$9,027	$3,235	$16,387	$7,386

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Share Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2014	17,905,257	$31,235	43,701,669	$735,211	$130	$766,576
Net income	—	6,845	—	16,818	—	23,663
Contributions from American Assets Trust, Inc.	—	—	1,345,926	54,007	—	54,007
Conversion of operating partnership units	(5,741)	(67)	5,741	67	—	—
Issuance of restricted units	—	—	5,044	—	—	—
Forfeiture of restricted units	—	—	(8,405)	—	—	—
Distributions	—	(8,323)	—	(20,551)	—	(28,874)
Stock-based compensation	—	—	—	1,724	—	1,724
Units withheld for employee taxes	—	—	(140,045)	(6,212)	—	(6,212)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(486)	(486)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(116)	(116)
Balance at June 30, 2015	17,899,516	$29,690	44,909,930	$781,064	$(472)	$810,282

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$23,663	$12,009
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,609)	(2,806)
Depreciation and amortization	30,393	34,550
Amortization of debt issuance costs and debt fair value adjustments	2,106	2,031
Stock-based compensation expense	1,724	1,526
Other noncash interest expense	(116)	—
Other, net	(269)	(368)
Changes in operating assets and liabilities
Change in restricted cash	88	(673)
Change in accounts receivable	919	2,379
Change in other assets	(103)	(377)
Change in accounts payable and accrued expenses	1,168	1,013
Change in security deposits payable	379	160
Change in other liabilities and deferred credits	330	890
Net cash provided by operating activities	57,673	50,334
INVESTING ACTIVITIES
Capital expenditures	(89,230)	(61,261)
Change in restricted cash	(405)	(969)
Leasing commissions	(2,280)	(1,628)
Deposit on property acquisition	(2,000)	—
Net cash used in investing activities	(93,915)	(63,858)
FINANCING ACTIVITIES
Repayment of secured notes payable	(235,134)	(784)
Proceeds from term loan	—	100,000
Proceeds from unsecured line of credit	55,000	—
Repayment of unsecured line of credit	(25,000)	(93,000)
Proceeds from issuance of unsecured notes payable	200,000	—
Debt issuance costs	(1,953)	(1,957)
Contributions from American Assets Trust, Inc.	54,007	69,909
Distributions	(28,874)	(26,453)
Shares withheld for employee taxes	(6,212)	(4,319)
Net cash provided by financing activities	11,834	43,396
Net (decrease) increase in cash and cash equivalents	(24,408)	29,872
Cash and cash equivalents, beginning of period	59,357	48,987
Cash and cash equivalents, end of period	$34,949	$78,859
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2015
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
We are a full service vertically integrated and self-administered REIT with approximately 131 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2015, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2015, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2015
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
Any reference to the number of properties, square footage or percentages of beneficial ownership of our shares are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow information
Total interest costs incurred	$27,768	$29,121
Interest capitalized	$4,776	$2,050
Interest expense	$22,992	$27,071
Cash paid for interest, net of amounts capitalized	$20,480	$25,244
Cash paid for income taxes	$382	$319
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(5,052)	$656
Accrued leasing commissions	$(448)	$154

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our significant accounting policies during the six months ended June 30, 2015.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
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
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers. Update No. 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period; early adoption is not permitted. We are in the process of evaluating the impact this pronouncement will have on our consolidated financial statements.
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
June 30, 2015
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
In-place leases	$53,302	$53,967
Accumulated amortization	(37,137)	(35,336)
Above market leases	22,267	22,500
Accumulated amortization	(18,064)	(17,397)
Acquired lease intangible assets, net	$20,368	$23,734
Below market leases	$70,013	$70,013
Accumulated accretion	(29,508)	(27,161)
Acquired lease intangible liabilities, net	$40,505	$42,852
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

The fair value of the interest rate swap agreement on our term loan of $100 million is based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swap at June 30, 2015 was a liability of $1.9 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three and six months ended June 30, 2015, the change in valuation on our interest rate swap was a gain of $0.5 million and a loss of $0.5 million, respectively. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,090	$—	$1,090	$—	$981	$—	$981
Interest rate swap	$—	$1,934	$—	$1,934	$—	$1,448	$—	$1,448
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.6% to 5.7%.
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

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$579,133	$607,315	$812,811	$850,475
Unsecured term loan	$100,000	$100,000	$100,000	$100,000
Unsecured senior guaranteed notes	$350,000	$354,439	$150,000	$154,560
Unsecured line of credit	$30,000	$30,000	$—	$—
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
Concurrent with the closing of our amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. The following is a summary of the terms of the interest rate swap as of June 30, 2015 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$1,934
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
June 30, 2015
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

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Leasing commissions, net of accumulated amortization of $22,313 and $20,659 respectively	$19,335	$19,484
Acquired above market leases, net	4,203	5,103
Acquired in-place leases, net	16,165	18,631
Lease incentives, net of accumulated amortization of $3,146 and $2,960, respectively	584	740
Other intangible assets, net of accumulated amortization of $1,646 and $1,590, respectively	370	453
Debt issuance costs, net of accumulated amortization of $3,996 and $4,147, respectively	4,777	5,361
Purchase deposit	2,000	—
Prepaid expenses and other	4,176	3,629
Total other assets	$51,610	$53,401
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Acquired below market leases, net	$40,505	$42,852
Prepaid rent and deferred revenue	7,189	7,288
Interest rate swap liability	1,934	1,448
Deferred rent expense and lease intangible	523	584
Deferred compensation	1,090	981
Deferred tax liability	219	219
Straight-line rent liability	2,344	2,533
Other liabilities	78	88
Total other liabilities and deferred credits, net	$53,882	$55,993
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. and certain of its subsidiaries have guaranteed the Operating Partnership's obligations under the (i) amended and restated credit facility, (ii) term loan and (iii) senior guaranteed notes. Additionally, American Assets Trust, Inc. has provided carve-out guarantees on certain property-level debt.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of June 30, 2015 and December 31, 2014 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2015	December 31, 2014	as of June 30, 2015
The Shops at Kalakaua (1)(2)	$—	$19,000	—	May 1, 2015
The Landmark at One Market (1)(3)	—	133,000	—	July 5, 2015
Del Monte Center (1)(4)	—	82,300	—	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	36,149	36,376	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (5)	20,915	21,075	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (5)	7,049	7,101	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (5)	11,211	11,302	5.91%	June 1, 2020
Solana Beach Towne Centre (5)	37,371	37,675	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	584,849	819,983
Unamortized fair value adjustment	(5,716)	(7,172)
Total Secured Notes Payable Outstanding	$579,133	$812,811

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on February 2, 2015.

(3)	Loan repaid in full, without premium or penalty, on April 6, 2015.

(4)	Loan repaid in full, without premium or penalty, on February 6, 2015.

(5)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of June 30, 2015, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2015 and December 31, 2014 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2015	December 31, 2014	as of June 30, 2015
Term Loan	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	—	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	—	4.50%		April 1, 2025
Total Unsecured Notes Payable	$450,000	$250,000

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
The Operating Partnership's obligations under the Notes are jointly and severally, and fully and unconditionally guaranteed by American Assets Trust, Inc. and certain of our subsidiaries.
Credit Facility
On January 9, 2014, Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At June 30, 2015, $30 million was outstanding under the Revolver Loan.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
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
As of June 30, 2015, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.

NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,899,516 common units (the “noncontrolling common units”), and represented approximately 28.6% of the ownership interests in our Operating Partnership at June 30, 2015. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

During the six months ended June 30, 2015, approximately 5,741 common units were converted into shares of our common stock.
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
The calculation of diluted earnings per unit for the three month periods ended June 30, 2015 and 2014 does not include the weighted average of 176,767 and 431,059 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted earnings per unit for the six month periods ended June 30, 2015 and 2014 does not include the weighted average of 211,526 and 419,024 unvested Operating Partnership units, respectively.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents that authorized the sale of up to $150.0 million of shares of our common stock. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity programs are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and six months ended June 30, 2015, the following shares of common stock and related proceeds were sold through the ATM equity programs (in thousands, except per share data):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Number of shares of common stock issued through ATM programs	1,092,126	1,145,926
Weighted average price per share	$40.65	$40.74

Proceeds, gross	$44,392	$46,681
Sales agent compensation	(444)	(467)
Offering costs	(213)	(315)
Proceeds, net	$43,735	$45,899

We intend to use the net proceeds from the ATM equity programs to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2015, we had the capacity to issue up to an additional $235.7 million in shares of our common stock under our active ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the active ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

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
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2015:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2015	$0.2325	January 1, 2015 to March 31, 2015	March 27, 2015
Second Quarter 2015	$0.2325	April 1, 2015 to June 30, 2015	June 26, 2015
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

In addition, on the date of each annual meeting of our stockholders, each non-employee director who continues to serve on our board of directors (the "Board") following such annual meeting will be granted restricted shares of our common stock pursuant to the 2011 Equity Incentive Award Plan (the "2011 Plan"). On June 16, 2015, we awarded a total of 5,044 shares of restricted common stock pursuant to our 2011 Plan to our non-employee directors. These awards of restricted stock will vest subject to the director's continued service on the Board on the earlier of (i) the one year anniversary of the date of grant or (ii) the date of the next annual meeting of our stockholders, if such non-employee director continues his or her service on the Board until the next annual meeting of stockholders, but not thereafter, pursuant to our independent director compensation policy.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2015:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	493,539	$22.01
Granted	5,044	39.64
Vested	(316,119)	15.80
Forfeited	(8,405)	33.28
Nonvested at June 30, 2015	174,059	$33.26
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.8 million and $1.0 million, respectively, in noncash compensation expense for the three months ended June 30, 2015 and 2014, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $1.7 million and $1.5 million, respectively, in noncash compensation expense for the six months ended June 30, 2015 and 2014. Unrecognized compensation expense was $3.2 million at June 30, 2015.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 176,767 and 431,059 for the three months ended June 30, 2015 and 2014, respectively, and 211,526 and 419,024 for the six months ended June 30, 2015 and 2014, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2015 and 2014, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NUMERATOR
Net income from operations	$12,284	$5,351	$23,663	$12,009
Less: Net income attributable to restricted shares	(40)	(94)	(83)	(164)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,536)	(1,544)	(6,845)	(3,530)
Net income attributable to common stockholders—basic	$8,708	$3,713	$16,735	$8,315
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$8,708	$3,713	$16,735	$8,315
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,536	1,544	6,845	3,530
Net income attributable to common stockholders—diluted	$12,244	$5,257	$23,580	$11,845
DENOMINATOR
Weighted average common shares outstanding—basic	44,092,631	41,816,379	43,758,055	41,202,993
Effect of dilutive securities—conversion of Operating Partnership units	17,899,516	17,905,257	17,900,595	17,907,457
Weighted average common shares outstanding—diluted	61,992,147	59,721,636	61,658,650	59,110,450

Earnings per common share, basic	$0.20	$0.09	$0.38	$0.20
Earnings per common share, diluted	$0.20	$0.09	$0.38	$0.20
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
A deferred tax liability of $0.2 million as of June 30, 2015 and December 31, 2014 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net in our consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, we recorded income tax expense of $0.04 million and $0.12 million, respectively. For the three and six months ended June 30, 2014, we recorded an income tax benefit of $0.28 million and $0.17 million, respectively.
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
June 30, 2015
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
Current minimum annual payments under the leases are as follows, as of June 30, 2015 (in thousands):

Year Ending December 31,
2015 (six months ending December 31, 2015)	$1,331
2016	2,682	(1)
2017	2,686	(2)
2018	2,686
2019	2,686
Thereafter	23,856
Total	$35,927

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.6 million based on operating performance through June 30, 2015.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 36.5% of total revenues for the six months ended June 30, 2015. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.9% of total revenues for the six months ended June 30, 2015. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2015 and 2014, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
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
As of June 30, 2015, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2015 (six months ending December 31, 2015)	$81,330
2016	158,808
2017	144,029
2018	111,399
2019	76,756
Thereafter	210,212
Total	$782,534

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Minimum rents
Retail	$18,256	$17,448	$36,467	$34,740
Office	21,533	20,200	42,720	40,436
Multifamily	4,136	3,897	8,170	7,731
Mixed-use	2,577	2,496	5,100	4,966
Cost reimbursement	7,568	6,906	14,605	13,710
Percentage rent	365	391	725	816
Hotel revenue	8,727	7,043	17,735	16,045
Other	390	412	783	831
Total rental income	$63,552	$58,793	$126,305	$119,275
Minimum rents include $0.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.7 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental operating	$6,311	$6,432	$12,592	$12,958
Hotel operating	5,563	4,973	11,208	10,526
Repairs and maintenance	2,834	2,872	5,085	4,994
Marketing	486	392	871	782
Rent	618	614	1,232	1,225
Hawaii excise tax	943	835	1,929	1,800
Management fees	450	382	908	835
Total rental expenses	$17,205	$16,500	$33,825	$33,120
NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and investment income	$12	$36	$26	$57
Income tax (expense) benefit	(35)	283	(119)	171
Termination fee income, net	—	745	—	745
Total other income (expense), net	$(23)	$1,064	$(93)	$973
NOTE 15. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.1 million for both the six months ended June 30, 2015 and 2014 is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium is approximately $0.4 million for the period July 1, 2014 through July 1, 2015. We renewed this policy with ICW on July 1, 2015 and the premium is approximately $0.2 million for the period July 1, 2015 through July 1, 2016.
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
As of June 30, 2015, Mr. Rady and his affiliates owned approximately 10.1% of our outstanding common stock and 23.7% of our outstanding common units, which together represent an approximate 33.7% beneficial interest in our company on a fully diluted basis.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.4 million and $0.5 million were made for the six months ended June 30, 2015 and 2014, respectively, and are included in rental expenses on the statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Retail
Property revenue	$24,376	$23,570	$48,414	$46,569
Property expense	(6,258)	(6,448)	(12,258)	(12,506)
Segment profit	18,118	17,122	36,156	34,063
Total Office
Property revenue	24,036	22,447	47,613	45,305
Property expense	(6,988)	(6,085)	(13,809)	(12,978)
Segment profit	17,048	16,362	33,804	32,327
Total Multifamily
Property revenue	4,445	4,210	8,755	8,340
Property expense	(1,642)	(1,554)	(3,126)	(2,981)
Segment profit	2,803	2,656	5,629	5,359
Total Mixed-Use
Property revenue	13,912	11,972	28,022	25,965
Property expense	(8,303)	(7,542)	(16,666)	(15,810)
Segment profit	5,609	4,430	11,356	10,155
Total segments’ profit	$43,578	$40,570	$86,945	$81,904

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segments’ profit	$43,578	$40,570	$86,945	$81,904
General and administrative	(4,788)	(4,635)	(9,804)	(9,247)
Depreciation and amortization	(15,286)	(18,209)	(30,393)	(34,550)
Interest expense	(11,197)	(13,439)	(22,992)	(27,071)
Other income (expense), net	(23)	1,064	(93)	973
Net income	12,284	5,351	23,663	12,009
Net income attributable to restricted shares	(40)	(94)	(83)	(164)
Net income attributable to unitholders in the Operating Partnership	(3,536)	(1,544)	(6,845)	(3,530)
Net income attributable to American Assets Trust, Inc. stockholders	$8,708	$3,713	$16,735	$8,315
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2015	December 31, 2014
Net Real Estate
Retail	$631,593	$639,456
Office	771,055	757,854
Multifamily	237,969	182,468
Mixed-Use	193,097	195,622
	$1,833,714	$1,775,400
Secured Notes Payable (1)
Retail	$60,371	$161,975
Office	292,724	426,254
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$584,849	$819,983

(1)	Excludes unamortized fair market value adjustments of $5.7 million and $7.2 million as of June 30, 2015 and December 31, 2014, respectively.

Capital expenditures for each segment for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital Expenditures (1)
Retail	$1,756	$1,125	$2,691	$2,631
Office	14,872	8,590	29,586	15,681
Multifamily (2)	29,748	19,763	58,696	41,640
Mixed-Use	166	2,115	537	2,937
	$46,542	$31,593	$91,510	$62,889

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

(2)
Multifamily capital expenditures include all capital expenditures incurred for the new development project Lloyd District Portfolio - Phase I, which consists of 657 multifamily units and approximately 47,000 square feet of retail space.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2015
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

On June 19, 2015, we entered into an agreement for purchase and sale and joint escrow instructions, as amended, for the disposition of Rancho Carmel Plaza located in San Diego, California for approximately $12.7 million (excluding closing costs and credits). This disposition is subject to due diligence and customary closing conditions and we can offer no assurance that it will close on the terms described herein, or at all.  On July 24, 2015, the property was classified as held for sale at the completion of the buyer's due diligence review and acceptance of the terms of the sale.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of June 30, 2015, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and four multifamily properties. Additionally, as of June 30, 2015, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.4% of our Operating Partnership as of June 30, 2015. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income increased approximately 8.9% and 9.3%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. Office redevelopment same-store net operating income increased approximately 4.2% and 4.6%, respectively, for the three and six months ended June 30, 2015 compared to the same period in 2014.

Below is a summary of our same-store composition for the three and six months ended June 30, 2015 and 2014. There were no changes in the designations of same-store properties and redevelopment same-store properties for the three and six months ended June 30, 2015 when compared to the designations for the three and six months ended June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Same-Store	21	21	21	21
Non-Same Store	2	2	2	2
Total Properties	23	23	23	23

Redevelopment Same-Store	23	23	23	23

Total Development Properties	5	5	5	5

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

We continue our ongoing redevelopment efforts at Lloyd District Portfolio and are currently under construction to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 582,000 square feet of office space. Construction of the project is expected to be complete in 2015. Projected costs of the development are approximately $192 million, of which approximately $184 million has been incurred to date. We expect the Lloyd District Portfolio redevelopment to be stabilized in 2017 with an estimated stabilized yield of approximately 6.25% to 7.25% based on initial estimates.

We continue our development efforts at Torrey Point (previously Sorrento Pointe) with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be complete in 2016, with an expected stabilization date in 2017. Projected costs of the development are approximately $50 million, of which approximately $8 million has been incurred to date. We expect the Torrey Point redevelopment to be stabilized in 2017 with an estimated stabilized yield of approximately 8.25% to 9.25%, based on initial estimates.

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

During the three months ended June 30, 2015, we signed 19 retail leases for a total of 71,656 square feet of retail space including 67,570 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase of 19.0% on a cash basis and an increase of 16.3% on a straight-line basis. New retail leases for comparable spaces were signed for 5,742 square feet at an average rental rate increase of 17.1% on a cash basis and 26.6% on a straight-line basis. Renewals for comparable retail spaces were signed for 61,828 square feet at an average rental rate increase of 19.2% on a cash basis and 14.9% on a straight-line basis. Tenant improvements and incentives were $15.78 per square foot of retail space for comparable new leases for the three months ended June 30, 2015. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Carmel Mountain Plaza.

During the three months ended June 30, 2015, we signed 22 office leases for a total of 153,839 square feet of office space including 129,173 square feet of comparable space leases, at an average rental rate increase of 40.1% on a cash basis and average rental increase of 50.0% on a straight-line basis. New office leases for comparable spaces were signed for 35,716 square feet at an average rental rate increase of 2.5% on a cash basis and 21.1% on a straight-line basis. Renewals for comparable office spaces were signed for 93,457 square feet at an average rental rate increase of 53.1% on a cash basis and 59.5% on a straight-line basis. Tenant improvements and incentives were $17.84 per square foot of office space for comparable new leases for the three months ended June 30, 2015. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Solana Beach Corporate Center and Torrey Reserve Campus

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and, in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement of a space as it relates to a specific lease, but may also include base-building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $31.7 million and $25.1 million for the three months ended June 30, 2015 and 2014, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $70.9 million and $49.6 million for the six months ended June 30, 2015 and 2014, respectively.

We capitalized external and internal costs related to other property improvements combined of $8.2 million and $7.4 million for the three months ended June 30, 2015 and 2014, respectively. We capitalized external and internal costs related to other property improvements combined of $13.3 million and $12.4 million for the six months ended June 30, 2015 and 2014, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.08 million and $0.03 million for the three months ended June 30, 2015 and 2014, respectively. We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.14 million and $0.06 million for the six months ended June 30, 2015 and 2014, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $2.4 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. We capitalized interest costs related to both development and redevelopment activities combined of $4.8 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014
The following summarizes our consolidated results of operations for the three months ended June 30, 2015 compared to our consolidated results of operations for the three months ended June 30, 2014. As of June 30, 2015 and 2014, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2015 and 2014, we owned land at five of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2015	2014
Revenues
Rental income	$63,552	$58,793	$4,759	8%
Other property income	3,217	3,406	(189)	(6)
Total property revenues	66,769	62,199	4,570	7
Expenses
Rental expenses	17,205	16,500	705	4
Real estate taxes	5,986	5,129	857	17
Total property expenses	23,191	21,629	1,562	7
Total property income	43,578	40,570	3,008	7
General and administrative	(4,788)	(4,635)	(153)	3
Depreciation and amortization	(15,286)	(18,209)	2,923	(16)
Interest expense	(11,197)	(13,439)	2,242	(17)
Other income (expense), net	(23)	1,064	(1,087)	(102)
Total other, net	(31,294)	(35,219)	3,925	(11)
Net income	12,284	5,351	6,933	130
Net income attributable to restricted shares	(40)	(94)	54	(57)
Net income attributable to unitholders in the Operating Partnership	(3,536)	(1,544)	(1,992)	129
Net income attributable to American Assets Trust, Inc. stockholders	$8,708	$3,713	$4,995	135%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $4.6 million, or 7%, to $66.8 million for the three months ended June 30, 2015 compared to $62.2 million for the three months ended June 30, 2014. The percentage leased was as follows for each segment as of June 30, 2015 and 2014:

	Percentage Leased (1)
	June 30,
	2015	2014
Retail	98.5%	98.8%
Office	92.9%	88.5%
Multifamily	95.7%	98.8%
Mixed-Use (2)	100.0%	99.5%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2015 or June 30, 2014, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.8 million, or 8%, to $63.6 million for the three months ended June 30, 2015 compared to $58.8 million for the three months ended June 30, 2014. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$24,094	$23,287	$807	3%	$24,087	$23,272	$815	4%
Office	22,889	20,923	1,966	9	16,323	14,764	1,559	11
Multifamily	4,138	3,899	239	6	4,138	3,899	239	6
Mixed-Use	12,431	10,684	1,747	16	12,431	10,684	1,747	16
	$63,552	$58,793	$4,759	8%	$56,979	$52,619	$4,360	8%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Same-store retail rental revenue increased $0.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to higher annual base rents and additional cost reimbursements during the three months ended June 30, 2015. The increase in annual base rents was primarily at Lomas Santa Fe Plaza which increased from $22.73 to $26.36, or by approximately 16%.
Office rental revenue increased $2.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to an increase in the percentage leased during the three months ended June 30, 2015, primarily at First & Main where percentage leased increased from 80.4% to 92.9%.
Multifamily rental revenue increased $0.2 million primarily due to higher average base rent per unit of $1,574 during the three months ended June 30, 2015 compared to $1,455 during the three months ended June 30, 2014.
Mixed-use rental revenue increased $1.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the completion of the 2014 hotel room refresh resulting in higher occupancy during the three months ended June 30, 2015 of 87.8% compared to 71.3% for the three months ended June 30, 2014 and higher revenue per available room of $260 for the three months ended June 30, 2015 compared to $210 for the three months ended June 30, 2014.
Other property income. Other property income decreased $0.2 million, or 6%, to $3.2 million for the three months ended June 30, 2015 compared to $3.4 million for the three months ended June 30, 2014. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$282	$283	$(1)	—%	$282	$283	$(1)	—%
Office	1,147	1,524	(377)	(25)	850	761	89	12
Multifamily	307	311	(4)	(1)	307	311	(4)	(1)
Mixed-Use	1,481	1,288	193	15	1,481	1,288	193	15
	$3,217	$3,406	$(189)	(6)%	$2,920	$2,643	$277	10%
Office other property income decreased $0.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during 2014. Same-store office other property income increased $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in parking income at City Center Bellevue and First & Main during the period.
Mixed-use other property income increased $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to higher occupancy at the hotel portion of our mixed-use property, which was attributed to the completion of the 2014 hotel room refresh.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.6 million, or 7%, to $23.2 million, for the three months ended June 30, 2015 compared to $21.6 million for the three months ended June 30, 2014.
Rental Expenses. Rental expenses increased $0.7 million, or 4%, to $17.2 million for the three months ended June 30, 2015 compared to $16.5 million for the three months ended June 30, 2014. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$3,452	$3,746	$(294)	(8)%	$3,432	$3,742	$(310)	(8)%
Office	4,761	4,565	196	4	3,095	3,031	64	2
Multifamily	1,222	1,132	90	8	1,222	1,132	90	8
Mixed-Use	7,770	7,057	713	10	7,770	7,057	713	10
	$17,205	$16,500	$705	4%	$15,519	$14,962	$557	4%
Retail rental expenses decreased $0.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a decrease in litigation expense at Lomas Santa Fe Plaza during the period. The decrease is also attributed to a decrease in facilities expenses and parking lot repairs during the three months ended June 30, 2015.
Office rental expenses increased $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in repair and maintenance expenses at our office properties during the period.
Multifamily rental expenses increased $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in repair and maintenance expenses at our multifamily properties during the period.
Mixed-use rental expenses increased $0.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in food and beverage and room expenses, which was attributed to the increase in occupancy at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate taxes increased $0.9 million, or 17%, to $6.0 million for the three months ended June 30, 2015 compared to $5.1 million for the three months ended June 30, 2014. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$2,806	$2,702	$104	4%	$2,785	$2,677	$108	4%
Office	2,227	1,520	707	47	1,491	933	558	60
Multifamily	420	422	(2)	—	420	422	(2)	—
Mixed-Use	533	485	48	10	533	485	48	10
	$5,986	$5,129	$857	17%	$5,229	$4,517	$712	16%
Retail real estate taxes increased $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to higher assessments at Alamo Quarry Market.
Office real estate taxes increased $0.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to property tax refunds at Torrey Reserve Campus and The Landmark at One Market for prior years which were received during the second quarter of 2014.
Mixed-use real estate taxes increased $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.

Property Operating Income
Property operating income increased $3.0 million, or 7%, to $43.6 million for the three months ended June 30, 2015, compared to $40.6 million for the three months ended June 30, 2014. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$18,118	$17,122	$996	6%	$18,152	$17,136	$1,016	6%
Office	17,048	16,362	686	4	12,587	11,561	1,026	9
Multifamily	2,803	2,656	147	6	2,803	2,656	147	6
Mixed-Use	5,609	4,430	1,179	27	5,609	4,430	1,179	27
	$43,578	$40,570	$3,008	7%	$39,151	$35,783	$3,368	9%
Retail property operating income increased $1.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to higher base rents and a decrease in rental expenses during the three months ended June 30, 2015.
Office property operating income increased $0.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in the percentage leased and higher annual base rents during the three months ended June 30, 2015 offset by termination fees that were received during 2014 and an increase in real estate taxes during the period. Same-store office property operating income increased $1.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in the percentage leased and higher annual base rents during the three months ended June 30, 2015 offset by an increase in real estate taxes.
Multifamily property operating income increased $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to higher average base rent for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Mixed-use property operating income increased $1.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to an increase in occupancy and higher revenue per available room for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 attributed to the completion of the 2014 hotel room refresh.
Other
Depreciation and Amortization. Depreciation and amortization expense decreased $2.9 million, or 16%, to $15.3 million for the three months ended June 30, 2015, compared to $18.2 million for the three months ended June 30, 2014. This decrease was primarily due to accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the completion of the 2014 hotel room refresh.
Interest Expense. Interest expense decreased $2.2 million, or 17%, to $11.2 million for the three months ended June 30, 2015, compared to $13.4 million for the three months ended June 30, 2014. This decrease was primarily due to the payment of the outstanding mortgages encumbering Waikele Center during the fourth quarter of 2014, The Shops at Kalakaua and Del Monte Center during the first quarter of 2015, The Landmark at One Market during the second quarter of 2015 and an increase in capitalized interest related to our redevelopment properties.
Other Income (Expense), Net. Other income (expense), net decreased $1.09 million, or 102%, to other expense, net of $0.02 million for the three months ended June 30, 2015, compared to other income, net of $1.06 million for the three months ended June 30, 2014, primarily due to a net termination fee earned on a canceled acquisition during the second quarter of 2014 and an increase in income tax expense attributed to an increase in hotel revenue during the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
The following summarizes our consolidated results of operations for the six months ended June 30, 2015 compared to our consolidated results of operations for the six months ended June 30, 2014.

The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2015	2014
Revenues
Rental income	$126,305	$119,275	$7,030	6%
Other property income	6,499	6,904	(405)	(6)
Total property revenues	132,804	126,179	6,625	5
Expenses
Rental expenses	33,825	33,120	705	2
Real estate taxes	12,034	11,155	879	8
Total property expenses	45,859	44,275	1,584	4
Total property income	86,945	81,904	5,041	6
General and administrative	(9,804)	(9,247)	(557)	6
Depreciation and amortization	(30,393)	(34,550)	4,157	(12)
Interest expense	(22,992)	(27,071)	4,079	(15)
Other income (expense), net	(93)	973	(1,066)	(110)
Total other, net	(63,282)	(69,895)	6,613	(9)
Net income	23,663	12,009	11,654	97
Net income attributable to restricted shares	(83)	(164)	81	(49)
Net income attributable to unitholders in the Operating Partnership	(6,845)	(3,530)	(3,315)	94
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$16,735	$8,315	$8,420	101%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.6 million, or 5%, to $132.8 million for the six months ended June 30, 2015 compared to $126.2 million for the six months ended June 30, 2014. The percentage leased was as follows for each segment as of June 30, 2015 and 2014:

	Percentage Leased (1)
	June 30,
	2015	2014
Retail	98.5%	98.8%
Office	92.9%	88.5%
Multifamily	95.7%	98.8%
Mixed-Use (2)	100.0%	99.5%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2015 or June 30, 2014, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $7.0 million, or 6%, to $126.3 million for the six months ended June 30, 2015 compared to $119.3 million for the six months ended June 30, 2014. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$47,799	$45,972	1,827	4%	$47,786	$45,938	$1,848	4%
Office	45,286	42,310	2,976	7	32,344	29,786	2,558	9
Multifamily	8,173	7,733	440	6	8,173	7,733	440	6
Mixed-Use	25,047	23,260	1,787	8	25,047	23,260	1,787	8
	$126,305	$119,275	$7,030	6%	$113,350	$106,717	$6,633	6%

(1)
For this table and tables following, the same-store portfolio excludes: Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

Retail rental revenue increased $1.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to higher annual base rents and additional cost reimbursements during the six months ended June 30, 2015. The increase in annual base rents was primarily due to leases at Lomas Santa Fe Plaza. The increase is also attributable to higher base rents for tenants at Carmel Mountain Plaza, Alamo Quarry Market and Waikele Center.
Office rental revenue increased $3.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to an increase in the percentage leased during the three months ended June 30, 2015, primarily at First & Main where percentage leased increased from 80.4% to 92.9%.
Multifamily rental revenue increased $0.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is attributed to higher average base rent per unit of $1,546 during the six months ended June 30, 2015 compared to $1,446 during the six months ended June 30, 2014.
Mixed-use rental revenue increased $1.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to the completion of the 2014 hotel room refresh resulting in higher occupancy during the six months ended June 30, 2015 of 88.4% compared to 80.7% for the six months ended June 30, 2014 and higher revenue per available room of $266 for the six months ended June 30, 2015 compared to $240 during the six months ended June 30, 2014.
Other property income. Other property income decreased $0.4 million, or 6%, to $6.5 million for the six months ended June 30, 2015 compared to $6.9 million for the six months ended June 30, 2014. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$615	$597	$18	3%	$615	$597	$18	3%
Office	2,327	2,995	(668)	(22)	1,741	1,593	148	9
Multifamily	582	607	(25)	(4)	582	607	(25)	(4)
Mixed-Use	2,975	2,705	270	10	2,975	2,705	270	10
	$6,499	$6,904	$(405)	(6)%	$5,913	$5,502	$411	7%
Office other property income decreased $0.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during the second quarter of 2014. Same-store office other property income increased $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due an increase in parking revenue at First & Main and City Center Bellevue.
Mixed-use other property income increased $0.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to higher occupancy at the hotel portion of our mixed-use property, which was attributed to the completion of the 2014 hotel room refresh.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.6 million, or 4%, to $45.9 million for the six months ended June 30, 2015, compared to $44.3 million for the six months ended June 30, 2014. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $0.7 million, or 2%, to $33.8 million for the six months ended June 30, 2015, compared to $33.1 million for the six months ended June 30, 2014. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$6,655	$7,038	$(383)	(5)%	$6,611	$7,033	$(422)	(6)%
Office	9,283	9,105	178	2	6,064	5,992	72	1
Multifamily	2,286	2,136	150	7	2,286	2,136	150	7
Mixed-Use	15,601	14,841	760	5	15,601	14,841	760	5
	$33,825	$33,120	$705	2%	$30,562	$30,002	$560	2%
Retail rental expenses decreased $0.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a decrease in litigation expense at Lomas Santa Fe Plaza during the period. The decrease is also attributed to a decrease in facilities expense during the period.
Office rental expenses increased $0.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in litigation expense for a tenant at Torrey Reserve Campus during the period. Same-store office rental expenses increased $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in repairs and maintenance expense during the period.
Multifamily rental expenses increased $0.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in facility and maintenance expenses at the multifamily properties during the period.
Mixed-use rental expenses increased $0.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in food and beverage and room expenses, which was attributed to the increase in occupancy at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate tax expense increased $0.9 million, or 8%, to $12.0 million for the six months ended June 30, 2015 compared to $11.2 million for the six months ended June 30, 2014. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$5,603	$5,468	$135	2%	$5,559	$5,430	$129	2%
Office	4,526	3,873	653	17	3,063	2,546	517	20
Multifamily	840	845	(5)	(1)	840	845	(5)	(1)
Mixed-Use	1,065	969	96	10	1,065	969	96	10
	$12,034	$11,155	$879	8%	$10,527	$9,790	$737	8%
Retail real estate taxes increased $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to higher assessments at Alamo Quarry Market.
Office real estate taxes increased $0.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to property tax refunds received at Torrey Reserve Campus and The Landmark at One Market for prior years which were received during the second quarter of 2014.
Mixed-use real estate taxes increased $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.

Property Operating Income
Property operating income increased $5.0 million, or 6%, to $86.9 million for the six months ended June 30, 2015, compared to $81.9 million for the six months ended June 30, 2014. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2015	2014			2015	2014
Retail	$36,156	$34,063	$2,093	6%	$36,231	$34,072	$2,159	6%
Office	33,804	32,327	1,477	5	24,958	22,841	2,117	9
Multifamily	5,629	5,359	270	5	5,629	5,359	270	5
Mixed-Use	11,356	10,155	1,201	12	11,356	10,155	1,201	12
	$86,945	$81,904	$5,041	6%	$78,174	$72,427	$5,747	8%
Retail property operating income increased $2.1 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to higher base rents and a decrease in rental expenses during the period.
Office property operating income increased $1.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in the percentage leased and higher annual base rents during the six months ended June 30, 2015 offset by a decrease in termination fees received during the period and an increase in real estate taxes during the period. Same-store office property operating income increased $2.1 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in the percentage leased and higher annual base rents during the period offset by an increase in real estate taxes during the period.
Multifamily property operating income increased $0.3 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily caused by higher average base rent during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Mixed-use property operating income increased $1.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to an increase in occupancy and higher revenue per available room for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 attributed to the completion of the 2014 hotel room refresh.
Other
General and Administrative. General and administrative expenses increased $0.6 million, or 6%, to $9.8 million for the six months ended June 30, 2015, compared to $9.2 million for the six months ended June 30, 2014. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $4.2 million, or 12%, to $30.4 million for the six months ended June 30, 2015, compared to $34.6 million for the six months ended June 30, 2014. This decrease was primarily due to accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the completion of the 2014 hotel room refresh.
Interest Expense. Interest expense decreased $4.1 million, or 15%, to $23.0 million for the six months ended June 30, 2015 compared to $27.1 million for the six months ended June 30, 2014. This decrease was primarily due to the payments of the outstanding mortgages encumbering Waikele Center during the fourth quarter of 2014, The Shops at Kalakaua and Del Monte Center during the first quarter of 2015, The Landmark at One Market during the second quarter of 2015 and an increase in capitalized interest related to our redevelopment properties.
Other Income (Expense), Net. Other income (expense), net decreased $1.1 million, or 110%, to other expense, net of $0.1 million for the six months ended June 30, 2015 compared to other income, net of $1.0 million for the six months ended June 30, 2014, primarily due to a net termination fee earned on a canceled acquisition during the second quarter of 2014 and an increase in income tax expense attributed to an increase in hotel revenue during the three months ended June 30, 2015.

Liquidity and Capital Resources of American Assets Trust, Inc.

In this “Liquidity and Capital Resources of American Assets Trust, Inc.” section, the term the “company” refers only to American Assets Trust, Inc. on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.

The company’s business is operated primarily through the Operating Partnership, of which the company is the parent company and sole general partner, and which it consolidates for financial reporting purposes.  Because the company operates on a consolidated basis with the Operating Partnership, the section entitled “Liquidity and Capital Resources of American Assets Trust, L.P.” should be read in conjunction with this section to understand the liquidity and capital resources of the company on a consolidated basis and how the company is operated as a whole.

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

As of June 30, 2015, the company owned an approximate 71.4% partnership interest in the Operating Partnership. The remaining 28.6% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2015, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On May 6, 2013, we entered into an at-the-market, or ATM, equity program with four sales agents that authorized the sale of up to $150.0 million of shares of our common stock. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million.
The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of June 30, 2015, the company has issued 4,597,445 shares of common stock at a weighted average price per share of $35.75 for gross cash proceeds of $164.3 million under the ATM programs. The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2015, the company had the capacity to issue up to an additional $235.7 million in shares of common stock under the active ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the active ATM equity program.
On September 12, 2014, the company entered into a common stock purchase agreement with Insurance Company of the West, or ICW, a California corporation which is an insurance company majority owned and controlled by Ernest Rady, the Executive Chairman of the company’s board of directors. The purchase agreement provided for the sale by the company to ICW, in a private placement, of 400,000 shares of its common stock at a purchase price of $33.76 per share, resulting in gross proceeds to the company of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of the company’s common stock on the New York Stock Exchange on the date of the purchase agreement. These shares were registered on February 6, 2015 by virtue of the company’s filing of a prospectus supplement to its universal shelf registration statement on Form S-3 filed on February 6, 2015.
On March 9, 2015, the company entered into a common stock purchase agreement with Explorer Insurance Company, a California corporation, or EIC, an entity owned and controlled by Ernest Rady. The purchase agreement provided for the sale by the company to EIC, in a private placement, of 200,000 shares of common stock at a price of $40.54 per share, resulting in gross proceeds to the company of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of the company’s common stock on the New York Stock Exchange on the date of the purchase agreement. These shares were registered on March 27, 2015 by virtue of the company’s filing of a prospectus supplement to its universal shelf registration statement on Form S-3 filed on February 6, 2015. As of June 30, 2015, Mr. Rady and his affiliates owned an approximately 33.7% beneficial interest of the Company on a fully diluted  basis (includes common units of our operating partnership), which is an approximately 2.1% decrease from January 19, 2011, the closing date of the Company’s initial public offering.

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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of June 30, 2015, we held $34.9 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of the Lloyd District Portfolio and Torrey Point. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2015, partly as a result of an additional 47,000 additional square feet of retail space and 657 multi-family units under development at Lloyd District Portfolio, which we expect to complete during 2015. We expect to invest approximately $192 million related to the Lloyd District Portfolio, of which $184 million has been incurred as of June 30, 2015. Additionally, construction at Torrey Point is in process and is expected to be complete in 2016, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $50 million related to Torrey Point, of which $8 million has been incurred as of June 30, 2015. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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

Indebtedness Outstanding
The following table sets forth information as of June 30, 2015 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at June 30, 2015	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
First & Main (1)	84,500	3.97%	87,618	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	1,253	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	477	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,137	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (2)	36,149	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,566	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	877	April 1, 2019	21,900
Torrey Reserve—North Court (2)	20,915	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (2)	7,049	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (2)	11,211	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (2)	37,371	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,491	November 1, 2022	111,000
Total	584,849		$116,598		$577,239
Unamortized fair value adjustment	(5,716)
Total Secured Notes Payable Balance	$579,133

(1)	Interest only.

(2)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of June 30, 2015, we were in compliance with these financial covenants.

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
Our obligations under the Notes are jointly and severally, and fully and unconditionally guaranteed by American Assets Trust, Inc. and certain of our subsidiaries.
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

Credit Facility
On January 9, 2014, we entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then-in place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowings of $350 million, consisting of a revolving line of credit of $250 million, or the revolver loan, and a term loan of $100 million, or the term loan. The amended and restated credit facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At June 30, 2015, $30 million was outstanding under the Revolver Loan.
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
As of June 30, 2015, we were in compliance with the financial covenants contained in the Amended and Restated Credit Facility.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014
Cash and cash equivalents were $34.9 million and $78.9 million at June 30, 2015 and 2014, respectively.
Net cash provided by operating activities increased $7.4 million to $57.7 million for the six months ended June 30, 2015 compared to $50.3 million for the six months ended June 30, 2014. The increase in cash from operations was primarily due to higher net income before certain non-cash items.
Net cash used in investing activities increased $30.0 million to $93.9 million for the six months ended June 30, 2015 compared to $63.9 million for the six months ended June 30, 2014. The increase was primarily due to redevelopment construction activity at Torrey Reserve Campus, Lloyd District Portfolio and Torrey Point.
Net cash provided by financing activities decreased $31.6 million to $11.8 million for the six months ended June 30, 2015 compared to $43.4 million for the six months ended June 30, 2014. The decrease of cash provided by financing activities was primarily due to less proceeds received from the sale of shares of our common stock under our ATM program during the six months ended June 30, 2015. The decrease was also attributed to the repayment of our secured notes payable at The Shops at Kalakaua, The Landmark at One Market and Del Monte Center offset by proceeds from Senior Guaranteed Notes, Series B and Series C.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2015 and 2014 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net operating income	$43,578	$40,570	$86,945	$81,904
General and administrative	(4,788)	(4,635)	(9,804)	(9,247)
Depreciation and amortization	(15,286)	(18,209)	(30,393)	(34,550)
Interest expense	(11,197)	(13,439)	(22,992)	(27,071)
Other income (expense), net	(23)	1,064	(93)	973
Net income	$12,284	$5,351	$23,663	$12,009
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

The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2015 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Funds from Operations (FFO)
Net income	$12,284	$23,663
Plus: Real estate depreciation and amortization	15,286	30,393
Funds from operations	27,570	54,056
Less: Nonforfeitable dividends on incentive restricted stock awards	(38)	(78)
FFO attributable to common stock and units	$27,532	$53,978
FFO per diluted share/unit	$0.44	$0.88
Weighted average number of common shares and units, diluted (1)	61,995,268	61,661,946

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through April 2025) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2015, we had $934.8 million of fixed rate debt outstanding with an estimated fair value of $961.8 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $100.0 million term loan outstanding as of June 30, 2015 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at June 30, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $39.2 million. If interest rates at June 30, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $42.1 million.
Variable Interest Rate Debt
At June 30, 2015, our only variable interest rate debt is the revolver loan under our amended and restated credit facility, of which $30.0 million was outstanding at June 30, 2015.
We may enter into certain types of derivative financial instruments to reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2015, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08%.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2015, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2015, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ JOHN W. CHAMBERLAIN		/s/ JOHN W. CHAMBERLAIN
John W. Chamberlain		John W. Chamberlain
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	July 31, 2015	Date:	July 31, 2015