Form 10-Q
period 2015-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2015-11-06
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 45,346,302 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2015, American Assets Trust, Inc. owned an approximate 71.6% partnership interest in the Operating Partnership. The remaining 28.4% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,994,925	$1,931,698
Construction in progress	229,212	195,736
Held for development	9,423	9,390
	2,233,560	2,136,824
Accumulated depreciation	(396,464)	(361,424)
Net real estate	1,837,096	1,775,400
Cash and cash equivalents	40,158	59,357
Restricted cash	25,208	10,994
Accounts receivable, net	8,151	6,727
Deferred rent receivables, net	37,714	35,883
Other assets, net	47,748	53,401
TOTAL ASSETS	$1,996,075	$1,941,762
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$579,449	$812,811
Unsecured notes payable	450,000	250,000
Unsecured line of credit	25,000	—
Accounts payable and accrued expenses	50,806	50,861
Security deposits payable	5,781	5,521
Other liabilities and deferred credits, net	52,526	55,993
Total liabilities	1,163,562	1,175,186
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 45,349,121 and 43,701,669 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	454	437
Additional paid-in capital	863,515	795,065
Accumulated dividends in excess of net income	(60,976)	(60,291)
Accumulated other comprehensive (loss) income	(1,030)	92
Total American Assets Trust, Inc. stockholders’ equity	801,963	735,303
Noncontrolling interests	30,550	31,273
Total equity	832,513	766,576
TOTAL LIABILITIES AND EQUITY	$1,996,075	$1,941,762
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Rental income	$67,471	$63,593	$193,776	$182,868
Other property income	3,818	3,750	10,317	10,654
Total revenue	71,289	67,343	204,093	193,522
EXPENSES:
Rental expenses	18,985	17,374	52,810	50,494
Real estate taxes	6,676	5,899	18,710	17,054
General and administrative	6,357	4,682	16,161	13,929
Depreciation and amortization	15,761	16,352	46,154	50,902
Total operating expenses	47,779	44,307	133,835	132,379
OPERATING INCOME	23,510	23,036	70,258	61,143
Interest expense	(11,258)	(13,325)	(34,250)	(40,396)
Gain on sale of real estate	7,121	—	7,121	—
Other income (expense), net	(347)	(621)	(440)	352
NET INCOME	19,026	9,090	42,689	21,099
Net income attributable to restricted shares	(32)	(95)	(115)	(259)
Net income attributable to unitholders in the Operating Partnership	(5,432)	(2,578)	(12,277)	(6,108)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$13,562	$6,417	$30,297	$14,732

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.30	$0.15	$0.69	$0.35
Weighted average shares of common stock outstanding - basic	44,998,281	42,539,019	44,176,007	41,653,229

Earnings per common share, diluted	$0.30	$0.15	$0.69	$0.35
Weighted average shares of common stock outstanding - diluted	62,897,797	60,444,276	62,076,238	59,559,944

DIVIDENDS DECLARED PER COMMON SHARE	$0.2325	$0.2200	$0.6975	$0.6600

COMPREHENSIVE INCOME
Net income	$19,026	$9,090	$42,689	$21,099
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	(908)	2,439	(1,394)	882
Reclassification of amortization of forward-starting swap included in interest expense	(57)	—	(173)	—
Comprehensive income	18,061	11,529	41,122	21,981
Comprehensive income attributable to non-controlling interest	(5,155)	(3,300)	(11,829)	(6,366)
Comprehensive income attributable to American Assets Trust, Inc.	$12,906	$8,229	$29,293	$15,615

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2014	43,701,669	$437	$795,065	$(60,291)	$92	$31,273	$766,576
Net income	—	—	—	30,415	—	12,274	42,689
Common shares issued	1,812,451	18	72,818	—	—	—	72,836
Issuance of restricted stock	5,044	—	—	—	—	—	—
Forfeiture of restricted stock	(26,664)	—	—	—	—	—	—
Conversion of operating partnership units	5,741	—	67	—	—	(67)	—
Dividends declared and paid	—	—	—	(31,100)	—	(12,485)	(43,585)
Stock-based compensation	—	—	2,137	—	—	—	2,137
Shares withheld for employee taxes	(149,120)	(1)	(6,572)	—	—	—	(6,573)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(999)	(395)	(1,394)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(123)	(50)	(173)
Balance at September 30, 2015	45,349,121	$454	$863,515	$(60,976)	$(1,030)	$30,550	$832,513
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$42,689	$21,099
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,206)	(4,360)
Depreciation and amortization	46,154	50,902
Amortization of debt issuance costs and debt fair value adjustments	3,160	3,046
Gain on sale of real estate	(7,121)	—
Stock-based compensation expense	2,137	2,571
Settlement of forward interest rate swap agreement	—	1,617
Other noncash interest expense	(173)	—
Other, net	(1,074)	(839)
Changes in operating assets and liabilities
Change in restricted cash	(1,253)	(1,438)
Change in accounts receivable	(1,597)	(195)
Change in other assets	(460)	(168)
Change in accounts payable and accrued expenses	11,191	7,298
Change in security deposits payable	318	113
Change in other liabilities and deferred credits	278	1,751
Net cash provided by operating activities	90,043	81,397
INVESTING ACTIVITIES
Capital expenditures	(115,156)	(94,877)
Proceeds from sale of real estate, net of selling costs	12,259	—
Change in restricted cash	(12,961)	(1,272)
Leasing commissions	(3,242)	(2,805)
Net cash used in investing activities	(119,100)	(98,954)
FINANCING ACTIVITIES
Repayment of secured notes payable	(235,546)	(1,169)
Proceeds from term loan	—	100,000
Proceeds from unsecured line of credit	60,000	—
Repayment of unsecured line of credit	(35,000)	(93,000)
Proceeds from issuance of unsecured notes payable	200,000	—
Debt issuance costs	(2,274)	(1,957)
Proceeds from issuance of common stock, net	72,836	104,148
Dividends paid to common stock and unitholders	(43,585)	(39,988)
Shares withheld for employee taxes	(6,573)	(4,319)
Net cash provided by financing activities	9,858	63,715
Net (decrease) increase in cash and cash equivalents	(19,199)	46,158
Cash and cash equivalents, beginning of period	59,357	48,987
Cash and cash equivalents, end of period	$40,158	$95,145
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$1,994,925	$1,931,698
Construction in progress	229,212	195,736
Held for development	9,423	9,390
	2,233,560	2,136,824
Accumulated depreciation	(396,464)	(361,424)
Net real estate	1,837,096	1,775,400
Cash and cash equivalents	40,158	59,357
Restricted cash	25,208	10,994
Accounts receivable, net	8,151	6,727
Deferred rent receivables, net	37,714	35,883
Other assets, net	47,748	53,401
TOTAL ASSETS	$1,996,075	$1,941,762
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$579,449	$812,811
Unsecured notes payable	450,000	250,000
Unsecured line of credit	25,000	—
Accounts payable and accrued expenses	50,806	50,861
Security deposits payable	5,781	5,521
Other liabilities and deferred credits	52,526	55,993
Total liabilities	1,163,562	1,175,186
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 17,899,516 and 17,905,257 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	30,957	31,235
General partner's capital, 45,349,121 and 43,701,669 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	802,993	735,211
Accumulated other comprehensive (loss) income	(1,437)	130
Total capital	832,513	766,576
TOTAL LIABILITIES AND CAPITAL	$1,996,075	$1,941,762

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Rental income	$67,471	$63,593	$193,776	$182,868
Other property income	3,818	3,750	10,317	10,654
Total revenue	71,289	67,343	204,093	193,522
EXPENSES:
Rental expenses	18,985	17,374	52,810	50,494
Real estate taxes	6,676	5,899	18,710	17,054
General and administrative	6,357	4,682	16,161	13,929
Depreciation and amortization	15,761	16,352	46,154	50,902
Total operating expenses	47,779	44,307	133,835	132,379
OPERATING INCOME	23,510	23,036	70,258	61,143
Interest expense	(11,258)	(13,325)	(34,250)	(40,396)
Gain on sale of real estate	7,121	—	7,121	—
Other income (expense), net	(347)	(621)	(440)	352
NET INCOME	19,026	9,090	42,689	21,099
Net income attributable to restricted shares	(32)	(95)	(115)	(259)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$18,994	$8,995	$42,574	$20,840

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.30	$0.15	$0.69	$0.35
Weighted average units outstanding - basic	62,897,797	60,444,276	62,076,238	59,559,944

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.30	$0.15	$0.69	$0.35
Weighted average units outstanding - diluted	62,897,797	60,444,276	62,076,238	59,559,944

DISTRIBUTIONS PER UNIT	$0.2325	$0.2200	$0.6975	$0.6600

COMPREHENSIVE INCOME
Net income	$19,026	$9,090	$42,689	$21,099
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	(908)	2,439	(1,394)	882
Reclassification of amortization of forward-starting swap included in interest expense	(57)	—	(173)	—
Comprehensive income	18,061	11,529	41,122	21,981
Comprehensive income attributable to Limited Partners	(5,155)	(3,300)	(11,829)	(6,366)
Comprehensive income attributable to General Partner	$12,906	$8,229	$29,293	$15,615

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2014	17,905,257	$31,235	43,701,669	$735,211	$130	$766,576
Net income	—	12,274	—	30,415	—	42,689
Contributions from American Assets Trust, Inc.	—	—	1,812,451	72,836	—	72,836
Conversion of operating partnership units	(5,741)	(67)	5,741	67	—	—
Issuance of restricted units	—	—	5,044	—	—	—
Forfeiture of restricted units	—	—	(26,664)	—	—	—
Distributions	—	(12,485)	—	(31,100)	—	(43,585)
Stock-based compensation	—	—	—	2,137	—	2,137
Units withheld for employee taxes	—	—	(149,120)	(6,573)	—	(6,573)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,394)	(1,394)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(173)	(173)
Balance at September 30, 2015	17,899,516	$30,957	45,349,121	$802,993	$(1,437)	$832,513

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$42,689	$21,099
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,206)	(4,360)
Depreciation and amortization	46,154	50,902
Amortization of debt issuance costs and debt fair value adjustments	3,160	3,046
Gain on sale of real estate	(7,121)	—
Stock-based compensation expense	2,137	2,571
Settlement of forward interest rate swap agreement	—	1,617
Other noncash interest expense	(173)	—
Other, net	(1,074)	(839)
Changes in operating assets and liabilities
Change in restricted cash	(1,253)	(1,438)
Change in accounts receivable	(1,597)	(195)
Change in other assets	(460)	(168)
Change in accounts payable and accrued expenses	11,191	7,298
Change in security deposits payable	318	113
Change in other liabilities and deferred credits	278	1,751
Net cash provided by operating activities	90,043	81,397
INVESTING ACTIVITIES
Capital expenditures	(115,156)	(94,877)
Proceeds from sale of real estate, net of selling costs	12,259	—
Change in restricted cash	(12,961)	(1,272)
Leasing commissions	(3,242)	(2,805)
Net cash used in investing activities	(119,100)	(98,954)
FINANCING ACTIVITIES
Repayment of secured notes payable	(235,546)	(1,169)
Proceeds from term loan	—	100,000
Proceeds from unsecured line of credit	60,000	—
Repayment of unsecured line of credit	(35,000)	(93,000)
Proceeds from issuance of unsecured notes payable	200,000	—
Debt issuance costs	(2,274)	(1,957)
Contributions from American Assets Trust, Inc.	72,836	104,148
Distributions	(43,585)	(39,988)
Shares withheld for employee taxes	(6,573)	(4,319)
Net cash provided by financing activities	9,858	63,715
Net (decrease) increase in cash and cash equivalents	(19,199)	46,158
Cash and cash equivalents, beginning of period	59,357	48,987
Cash and cash equivalents, end of period	$40,158	$95,145
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2015
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
As of September 30, 2015, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2015, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Del Monte Center
Carmel Mountain Plaza	Geary Marketplace
South Bay Marketplace	The Shops at Kalakaua
Lomas Santa Fe Plaza	Waikele Center
Solana Beach Towne Centre	Alamo Quarry Market

Office
Torrey Reserve Campus	Lloyd District Portfolio
Solana Beach Corporate Centre	City Center Bellevue
The Landmark at One Market
One Beach Street
First & Main

Multifamily
Loma Palisades
Imperial Beach Gardens
Mariner's Point
Santa Fe Park RV Resort
Hassalo on Eighth

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
September 30, 2015
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow information
Total interest costs incurred	$41,305	$43,912
Interest capitalized	$7,055	$3,516
Interest expense	$34,250	$40,396
Cash paid for interest, net of amounts capitalized	$30,562	$37,557
Cash paid for income taxes	$382	$319
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(9,092)	$8,982
Accrued leasing commissions	$(431)	$(124)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our significant accounting policies during the nine months ended September 30, 2015.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
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
Business Transition Costs

From time to time, we incur costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly associated with such activities that we believe warrants specific disclosure. During the three months ended September 30, 2015, we incurred $2.5 million of such business transition costs, which represent a charge associated with the resignation of the our former President and Chief Executive Officer, John W. Chamberlain. Such resignation occurred in the third quarter of 2015 and was disclosed on September 14, 2015 by our filing of a Current Report on Form 8-K with the Securities and Exchange Commission. The $2.5 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity compensation of approximately $0.4 million, and is included in "general and administrative expense" on the consolidated statements of comprehensive income.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity's operations and financial results. This pronouncement is effective in 2015, however, calendar year-end companies may early adopt during the first quarter of 2014. We have chosen to early adopt this pronouncement and it became effective for us in the first quarter of 2014. This ASU requires prospective application and since our adoption, no additional real estate met the criteria for classification as discontinued operations in our consolidated financial statements. The adoption of the ASU did not impact assets classified as discontinued operations prior to the adoption. Accordingly, the results of the individual property disposals that occurred during 2015 remained in “Income from continuing operations.”

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
September 30, 2015
(Unaudited)

years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
NOTE 2. REAL ESTATE
Dispositions
On August 6, 2015, we sold Rancho Carmel Plaza. The property is located in San Diego, California and was previously included in our retail segment. The sales price of this property of approximately $12.7 million, less costs to sell, resulted in net proceeds to us of approximately $12.3 million. Accordingly, we recorded a gain on sale of approximately $7.1 million for the three and nine months ended September 30, 2015. The proceeds from the sale of Rancho Carmel Plaza remain in an escrow account and is included in restricted cash on the consolidated balance sheets. The disposition was structured to accommodate a possible tax deferred exchange pursuant to the provisions of Section 1031 of the Internal Revenue Code of 1986 and applicable state income and taxation code sections.

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
In-place leases	$52,338	$53,967
Accumulated amortization	(37,347)	(35,336)
Above market leases	22,201	22,500
Accumulated amortization	(18,434)	(17,397)
Acquired lease intangible assets, net	$18,758	$23,734
Below market leases	$68,988	$70,013
Accumulated accretion	(29,646)	(27,161)
Acquired lease intangible liabilities, net	$39,342	$42,852
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

The fair value of the interest rate swap agreement on our term loan of $100 million is based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

interest rate related observable inputs. The fair value of our swap at September 30, 2015 was a liability of $2.8 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three and nine months ended September 30, 2015, the change in valuation on our interest rate swap were losses of $0.9 million and $1.4 million, respectively. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$883	$—	$883	$—	$981	$—	$981
Interest rate swap	$—	$2,842	$—	$2,842	$—	$1,448	$—	$1,448
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

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$579,449	$609,687	$812,811	$850,475
Unsecured term loan	$100,000	$100,000	$100,000	$100,000
Unsecured senior guaranteed notes	$350,000	$361,227	$150,000	$154,560
Unsecured line of credit	$25,000	$25,000	$—	$—
NOTE 5. DERIVATIVE AND HEDGING ACTIVITIES

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
Concurrent with the closing of our amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

extension options, subject to adjustments based on our consolidated leverage ratio. The following is a summary of the terms of the interest rate swap as of September 30, 2015 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$2,842
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Leasing commissions, net of accumulated amortization of $22,800 and $20,659 respectively	$19,178	$19,484
Acquired above market leases, net	3,767	5,103
Acquired in-place leases, net	14,991	18,631
Lease incentives, net of accumulated amortization of $3,244 and $2,960, respectively	543	740
Other intangible assets, net of accumulated amortization of $1,648 and $1,590, respectively	466	453
Debt issuance costs, net of accumulated amortization of $4,322 and $4,147, respectively	4,451	5,361
Prepaid expenses and other	4,352	3,629
Total other assets	$47,748	$53,401
NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Acquired below market leases, net	$39,342	$42,852
Prepaid rent and deferred revenue	6,419	7,288
Interest rate swap liability	2,842	1,448
Deferred rent expense and lease intangible	436	584
Deferred compensation	883	981
Deferred tax liability	204	219
Straight-line rent liability	2,329	2,533
Other liabilities	71	88
Total other liabilities and deferred credits, net	$52,526	$55,993
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of September 30, 2015 and December 31, 2014 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2015	December 31, 2014	as of September 30, 2015
The Shops at Kalakaua (1)(2)	$—	$19,000	—	May 1, 2015
The Landmark at One Market (1)(3)	—	133,000	—	July 5, 2015
Del Monte Center (1)(4)	—	82,300	—	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	36,038	36,376	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (5)	20,833	21,075	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (5)	7,023	7,101	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (5)	11,167	11,302	5.91%	June 1, 2020
Solana Beach Towne Centre (5)	37,222	37,675	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	584,437	819,983
Unamortized fair value adjustment	(4,988)	(7,172)
Total Secured Notes Payable Outstanding	$579,449	$812,811

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on February 2, 2015.

(3)	Loan repaid in full, without premium or penalty, on April 6, 2015.

(4)	Loan repaid in full, without premium or penalty, on February 6, 2015.

(5)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of September 30, 2015, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2015 and December 31, 2014 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2015	December 31, 2014	as of September 30, 2015
Term Loan	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	—	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	—	4.50%		April 1, 2025
Total Unsecured Notes Payable	$450,000	$250,000

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
Credit Facility
On January 9, 2014, Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At September 30, 2015, $25 million was outstanding under the Revolver Loan.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
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
As of September 30, 2015, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,899,516 common units (the “noncontrolling common units”), and represented approximately 28.4% of the ownership interests in our Operating Partnership at September 30, 2015. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

During the nine months ended September 30, 2015, approximately 5,741 common units were converted into shares of our common stock.
Earnings Per Unit of the Operating Partnership
Basic earnings (loss) per unit (“EPU”) of the Operating Partnership is computed by dividing income (loss) applicable to unitholders by the weighted average Operating Partnership units outstanding, as adjusted for the effect of participating securities. Operating Partnership units granted in equity-based payment transactions that have non-forfeitable dividend equivalent rights are considered participating securities prior to vesting. The impact of unvested Operating Partnership unit awards on EPU has been calculated using the two-class method whereby earnings are allocated to the unvested Operating Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings (losses).
The calculation of diluted earnings per unit for the three month periods ended September 30, 2015 and 2014 does not include the weighted average of 168,529 and 432,311 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted earnings per unit for the nine month periods ended September 30, 2015 and 2014 does not include the weighted average of 196,927 and 423,502 unvested Operating Partnership units, respectively.
NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents that authorized the sale of up to $150.0 million of shares of our common stock. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity programs are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2015, the following shares of common stock and related proceeds were sold through the ATM equity programs (in thousands, except per share data):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Number of shares of common stock issued through ATM programs	466,525	1,612,451
Weighted average price per share	$40.85	$40.77

Proceeds, gross	$19,059	$65,740
Sales agent compensation	(191)	(657)
Offering costs	(40)	(355)
Proceeds, net	$18,828	$64,728

We intend to use the net proceeds from the ATM equity programs to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2015, we had the capacity to issue up to an additional $216.6 million in shares of our common stock under our active ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the active ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
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
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2015:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2015	$0.2325	January 1, 2015 to March 31, 2015	March 27, 2015
Second Quarter 2015	$0.2325	April 1, 2015 to June 30, 2015	June 26, 2015
Third Quarter 2015	$0.2325	July 1, 2015 to September 30, 2015	September 25, 2015
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2015:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	493,539	$22.01
Granted	5,044	$39.64
Vested	(335,646)	$16.76
Forfeited	(26,664)	$33.28
Nonvested at September 30, 2015	136,273	$33.39
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.4 million and $1.1 million, respectively, in noncash compensation expense for the three months ended September 30, 2015 and 2014, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $2.1 million and $2.6 million, respectively, in noncash compensation expense for the nine months ended September 30, 2015 and 2014. Unrecognized compensation expense was $1.6 million at September 30, 2015.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 168,529 and 432,311 for the three months ended September 30, 2015 and 2014, respectively, and 196,927 and 423,502 for the nine months ended September 30, 2015 and 2014, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2015 and 2014, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are not material for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NUMERATOR
Net income from operations	$19,026	$9,090	$42,689	$21,099
Less: Net income attributable to restricted shares	(32)	(95)	(115)	(259)
Less: Income from operations attributable to unitholders in the Operating Partnership	(5,432)	(2,578)	(12,277)	(6,108)
Net income attributable to common stockholders—basic	$13,562	$6,417	$30,297	$14,732
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$13,562	$6,417	$30,297	$14,732
Plus: Income from operations attributable to unitholders in the Operating Partnership	5,432	2,578	12,277	6,108
Net income attributable to common stockholders—diluted	$18,994	$8,995	$42,574	$20,840
DENOMINATOR
Weighted average common shares outstanding—basic	44,998,281	42,539,019	44,176,007	41,653,229
Effect of dilutive securities—conversion of Operating Partnership units	17,899,516	17,905,257	17,900,231	17,906,715
Weighted average common shares outstanding—diluted	62,897,797	60,444,276	62,076,238	59,559,944

Earnings per common share, basic	$0.30	$0.15	$0.69	$0.35
Earnings per common share, diluted	$0.30	$0.15	$0.69	$0.35
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
A deferred tax liability of $0.2 million as of September 30, 2015 and December 31, 2014 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net in our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2015, we recorded income tax expense of $0.4 million and $0.5 million, respectively. For the three and nine months ended September 30, 2014, we recorded an income tax expense of $0.7 million and $0.5 million, respectively.
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
September 30, 2015
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
Current minimum annual payments under the leases are as follows, as of September 30, 2015 (in thousands):

Year Ending December 31,
2015 (three months ending December 31, 2015)	$666
2016	2,682	(1)
2017	2,686	(2)
2018	2,686
2019	2,686
Thereafter	23,856
Total	$35,262

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.7 million based on operating performance through September 30, 2015.
Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remains in remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next five to seven years. The work performed is financed through an escrow account funded by the seller upon purchase of the Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 36.0% of total revenues for the nine months ended September 30, 2015. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.6% of total revenues for the nine months ended September 30, 2015. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2015 and 2014, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

NOTE 13. OPERATING LEASES
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
As of September 30, 2015, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2015 (three months ending December 31, 2015)	$33,368
2016	164,755
2017	151,950
2018	118,789
2019	83,803
Thereafter	231,702
Total	$784,367

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Minimum rents
Retail	$18,274	$17,841	$54,741	$52,581
Office	22,193	20,534	64,913	60,970
Multifamily	4,650	3,992	12,820	11,723
Mixed-use	2,603	2,523	7,703	7,489
Cost reimbursement	8,049	7,405	22,654	21,115
Percentage rent	552	732	1,277	1,548
Hotel revenue	10,796	10,122	28,531	26,167
Other	354	444	1,137	1,275
Total rental income	$67,471	$63,593	$193,776	$182,868
Minimum rents include $0.9 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.0 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.7 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $2.2 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental operating	$7,083	$6,644	$19,675	$19,602
Hotel operating	6,131	5,777	17,339	16,303
Repairs and maintenance	3,034	2,404	8,119	7,398
Marketing	445	355	1,316	1,137
Rent	573	612	1,805	1,837
Hawaii excise tax	1,186	1,080	3,115	2,880
Management fees	533	502	1,441	1,337
Total rental expenses	$18,985	$17,374	$52,810	$50,494
NOTE 15. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and investment income	$9	$44	$35	$101
Income tax expense	(356)	(665)	(475)	(494)
Termination fee income, net	—	—	—	745
Total other income (expense), net	$(347)	$(621)	$(440)	$352
NOTE 16. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.6 million for both the nine months ended September 30, 2015 and 2014 is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium is approximately $0.4 million for the period July 1, 2014 through July 1, 2015. We renewed this policy with ICW on July 1, 2015 and the premium is approximately $0.2 million for the period July 1, 2015 through July 1, 2016.
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
As of September 30, 2015, Mr. Rady and his affiliates owned approximately 10.0% of our outstanding common stock and 23.5% of our outstanding common units, which together represent an approximate 33.4% beneficial interest in our company on a fully diluted basis.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.7 million and $0.9 million were made for the nine months ended September 30, 2015 and 2014, respectively, and are included in rental expenses on the statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Retail
Property revenue	$24,970	$24,177	$73,384	$70,746
Property expense	(6,827)	(6,197)	(19,085)	(18,703)
Segment profit	18,143	17,980	54,299	52,043
Total Office
Property revenue	25,008	23,416	72,621	68,721
Property expense	(7,198)	(6,813)	(21,007)	(19,791)
Segment profit	17,810	16,603	51,614	48,930
Total Multifamily
Property revenue	4,999	4,320	13,754	12,660
Property expense	(2,126)	(1,532)	(5,252)	(4,513)
Segment profit	2,873	2,788	8,502	8,147
Total Mixed-Use
Property revenue	16,312	15,430	44,334	41,395
Property expense	(9,510)	(8,731)	(26,176)	(24,541)
Segment profit	6,802	6,699	18,158	16,854
Total segments’ profit	$45,628	$44,070	$132,573	$125,974

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2015
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segments’ profit	$45,628	$44,070	$132,573	$125,974
General and administrative	(6,357)	(4,682)	(16,161)	(13,929)
Depreciation and amortization	(15,761)	(16,352)	(46,154)	(50,902)
Interest expense	(11,258)	(13,325)	(34,250)	(40,396)
Gain on sale of real estate	7,121	—	7,121	—
Other income (expense), net	(347)	(621)	(440)	352
Net income	19,026	9,090	42,689	21,099
Net income attributable to restricted shares	(32)	(95)	(115)	(259)
Net income attributable to unitholders in the Operating Partnership	(5,432)	(2,578)	(12,277)	(6,108)
Net income attributable to American Assets Trust, Inc. stockholders	$13,562	$6,417	$30,297	$14,732
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2015	December 31, 2014
Net Real Estate
Retail	$625,138	$639,456
Office	771,370	757,854
Multifamily	248,804	182,468
Mixed-Use	191,784	195,622
	$1,837,096	$1,775,400
Secured Notes Payable (1)
Retail	$60,222	$161,975
Office	292,461	426,254
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$584,437	$819,983

(1)	Excludes unamortized fair market value adjustments of $5.0 million and $7.2 million as of September 30, 2015 and December 31, 2014, respectively.

Capital expenditures for each segment for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital Expenditures (1)
Retail	$2,544	$2,094	$5,235	$4,725
Office	7,616	7,247	37,202	22,928
Multifamily (2)	16,678	25,007	75,374	66,647
Mixed-Use	50	445	587	3,382
	$26,888	$34,793	$118,398	$97,682

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of September 30, 2015, our portfolio was comprised of ten retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of September 30, 2015, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.6% of our Operating Partnership as of September 30, 2015. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions and Dispositions
On August 6, 2015, we sold Rancho Carmel Plaza. The property is located in San Diego, California and was previously included in our retail segment. The sales price of this property of approximately $12.7 million, less costs to sell, resulted in net proceeds to the Company of approximately $12.3 million. Accordingly, the Company recorded a gain on sale of approximately $7.1 million for the three and nine months ended September 30, 2015. The proceeds from the sale of Rancho Carmel Plaza remain in an escrow account and is included in restricted cash on the consolidated balance sheets. The disposition was structured to accommodate a possible tax deferred exchange pursuant to the provisions of Section 1031 of the Internal Revenue Code of 1986 and applicable state income and taxation code sections.
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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity noted above. Office same-store net operating income increased approximately 11.3% and 9.9%, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Office redevelopment same-store net operating income increased approximately 7.2% and 5.5%, respectively, for the three and nine months ended September 30, 2015 compared to the same period in 2014.

Below is a summary of our same-store composition for the three and nine months ended September 30, 2015 and 2014. One disposed property (Rancho Carmel Plaza) was removed from same-store and redevelopment same-store properties when compared to the designations for the three and nine months ended September 30, 2014. Additionally, the Velomor building at Hassalo on Eighth became available for occupancy on July 2, 2015 and was included in non-same store properties when compared to the designations for the three and nine months ended September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Same-Store	20	21	20	21
Non-Same Store	3	2	3	2
Total Properties	23	23	23	23

Redevelopment Same-Store	22	23	22	23

Total Development Properties	5	5	5	5

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

We continue our ongoing redevelopment efforts at Lloyd District Portfolio and are currently under construction to include approximately 47,000 square feet of retail space and 657 multi-family units in addition to the existing 582,000 square feet of office space. Construction of the project is expected to be complete in 2015. Projected costs of the development are approximately $202 million, of which approximately $191 million has been incurred to date. We expect the Lloyd District Portfolio redevelopment to be stabilized in 2017 with an estimated stabilized yield of approximately 5.75% to 6.25% based on revised estimates.

We continue our development efforts at Torrey Point (previously Sorrento Pointe) with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be complete in 2017, with an expected stabilization date in 2018. Projected costs of the development are approximately $50 million, of which approximately $10 million has been incurred to date. We expect the Torrey Point redevelopment to be stabilized in 2018 with an estimated stabilized yield of approximately 8.25% to 9.25%, based on initial estimates.

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

During the three months ended September 30, 2015, we signed 21 retail leases for a total of 69,039 square feet of retail space including 56,750 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase of 23.0% on a cash basis and an increase of 29.7% on a straight-line basis. New retail leases for comparable spaces were signed for 2,400 square feet at an average rental rate increase of 10.2% on a cash basis and 29.1% on a straight-line basis. Renewals for comparable retail spaces were signed for 54,350 square feet at an average rental rate increase of 23.9% on a cash basis and 29.8% on a straight-line basis. Tenant improvements and incentives were $50.83 per square foot of retail space for comparable new leases for the three months ended September 30, 2015. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Carmel Mountain Plaza.

During the three months ended September 30, 2015, we signed 23 office leases for a total of 84,573 square feet of office space including 55,312 square feet of comparable space leases, at an average rental rate increase of 6.4% on a cash basis and average rental increase of 16.2% on a straight-line basis. New office leases for comparable spaces were signed for 16,491 square feet at an average rental rate increase of 11.0% on a cash basis and 34.4% on a straight-line basis. Renewals for comparable office spaces were signed for 38,821 square feet at an average rental rate increase of 4.8% on a cash basis and 10.1% on a straight-line basis. Tenant improvements and incentives were $44.58 per square foot of office space for comparable new leases for the three months ended September 30, 2015. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Solana Beach Corporate Center, Lloyd District Portfolio and Torrey Reserve Campus.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $16.5 million and $36.2 million for the three months ended September 30, 2015 and 2014, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $87.4 million and $85.8 million for the nine months ended September 30, 2015 and 2014, respectively.

We capitalized external and internal costs related to other property improvements combined of $2.7 million and $5.7 million for the three months ended September 30, 2015 and 2014, respectively. We capitalized external and internal costs related to other property improvements combined of $16.0 million and $18.1 million for the nine months ended September 30, 2015 and 2014, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.08 million and $0.03 million for the three months ended September 30, 2015 and 2014, respectively. We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.22 million and $0.10 million for the nine months ended September 30, 2015 and 2014, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $2.3 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. We capitalized interest costs related to both development and redevelopment activities combined of $7.1 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014
The following summarizes our consolidated results of operations for the three months ended September 30, 2015 compared to our consolidated results of operations for the three months ended September 30, 2014. As of September 30, 2015 and 2014, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property,

1,099 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2015 and 2014, we owned land at five of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2015	2014
Revenues
Rental income	$67,471	$63,593	$3,878	6%
Other property income	3,818	3,750	68	2
Total property revenues	71,289	67,343	3,946	6
Expenses
Rental expenses	18,985	17,374	1,611	9
Real estate taxes	6,676	5,899	777	13
Total property expenses	25,661	23,273	2,388	10
Total property income	45,628	44,070	1,558	4
General and administrative	(6,357)	(4,682)	(1,675)	36
Depreciation and amortization	(15,761)	(16,352)	591	(4)
Interest expense	(11,258)	(13,325)	2,067	(16)
Gain on sale of real estate	7,121	—	7,121	100
Other income (expense), net	(347)	(621)	274	(44)
Total other, net	(26,602)	(34,980)	8,378	(24)
Net income	19,026	9,090	9,936	109
Net income attributable to restricted shares	(32)	(95)	63	(66)
Net income attributable to unitholders in the Operating Partnership	(5,432)	(2,578)	(2,854)	111
Net income attributable to American Assets Trust, Inc. stockholders	$13,562	$6,417	$7,145	111%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $3.9 million, or 6%, to $71.3 million for the three months ended September 30, 2015 compared to $67.3 million for the three months ended September 30, 2014. The percentage leased was as follows for each segment as of September 30, 2015 and 2014:

	Percentage Leased (1)
	September 30,
	2015	2014
Retail	98.3%	98.7%
Office	93.2%	89.9%
Multifamily	91.4%	96.4%
Mixed-Use (2)	100.0%	99.5%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2015 or September 30, 2014, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $3.9 million, or 6%, to $67.5 million for the three months ended September 30, 2015 compared to $63.6 million for the three months ended September 30, 2014. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$24,646	$23,830	$816	3%	$24,534	$23,594	$940	4%
Office	23,551	21,945	1,606	7	16,978	15,392	1,586	10
Multifamily	4,653	3,994	659	16	4,282	3,994	288	7
Mixed-Use	14,621	13,824	797	6	14,621	13,824	797	6
	$67,471	$63,593	$3,878	6%	$60,415	$56,804	$3,611	6%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period; (ii) Rancho Carmel Plaza as it was sold on August 6, 2015; (iii) the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015; and (iv) land held for development.

Same-store retail rental revenue increased $0.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to higher annualized base rents and additional cost reimbursements during the three months ended September 30, 2015. The increase in annualized base rents was primarily at Lomas Santa Fe Plaza which increased from $23.79 to $26.22, or by approximately 10%.
Office rental revenue increased $1.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase in the percentage leased during the three months ended September 30, 2015, primarily at First & Main, One Beach Street and City Center Bellevue. The increase in office rental revenue is also attributed to an increase in annualized base rents primarily at The Landmark at One Market, which increased from $48.77 to $50.94, or by approximately 5%.
Multifamily rental revenue increased $0.7 million primarily due to the completion of the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015 and had rental revenue of approximately $0.4 million. Same-store multifamily rental revenue increased during the period due to higher average base rent per unit of $1,626 during the three months ended September 30, 2015 compared to $1,466 during the three months ended September 30, 2014.
Mixed-use rental revenue increased $0.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to higher occupancy during the three months ended September 30, 2015 of 91.8% compared to 86.3% for the three months ended September 30, 2014 and higher revenue per available room of $318 for the three months ended September 30, 2015 compared to $298 for the three months ended September 30, 2014.
Other property income. Other property income increased $0.1 million, or 2%, to $3.8 million for the three months ended September 30, 2015 compared to $3.8 million for the three months ended September 30, 2014. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$324	$347	$(23)	(7)%	$322	$347	$(25)	(7)%
Office	1,457	1,471	(14)	(1)	837	814	23	3
Multifamily	346	326	20	6	335	326	9	3
Mixed-Use	1,691	1,606	85	5	1,691	1,606	85	5
	$3,818	$3,750	$68	2%	$3,185	$3,093	$92	3%
Retail other property income decreased $0.02 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to additional distribution of bankruptcy claim amounts from the liquidating trustee of our former Borders tenants received during the third quarter of 2014.

Office other property income decreased $0.01 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during 2014. Same-store office other property income increased $0.02 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to rebates received for LED lighting at The Landmark at One Market.
Mixed-use other property income increased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to higher occupancy at the hotel portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $2.4 million, or 10%, to $25.7 million, for the three months ended September 30, 2015 compared to $23.3 million for the three months ended September 30, 2014.
Rental Expenses. Rental expenses increased $1.6 million, or 9%, to $19.0 million for the three months ended September 30, 2015 compared to $17.4 million for the three months ended September 30, 2014. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$3,558	$3,414	$144	4%	$3,496	$3,354	$142	4%
Office	4,848	4,624	224	5	3,204	3,031	173	6
Multifamily	1,681	1,137	544	48	1,261	1,137	124	11
Mixed-Use	8,898	8,199	699	9	8,898	8,199	699	9
	$18,985	$17,374	$1,611	9%	$16,859	$15,721	$1,138	7%
Retail rental expenses increased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase parking lot repairs during the period, primarily at Lomas Santa Fe Plaza and Del Monte Center.
Office rental expenses increased $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in repair and maintenance expenses at our office properties during the period.
Multifamily rental expenses increased $0.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the completion of the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015 and had rental expenses of approximately $0.4 million. Same-store multifamily rental expenses increased during the period due to an increase in repair and maintenance expenses at our multifamily properties during the period.
Mixed-use rental expenses increased $0.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in food and beverage and room expenses, which was attributed to the increase in occupancy at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate taxes increased $0.8 million, or 13%, to $6.7 million for the three months ended September 30, 2015 compared to $5.9 million for the three months ended September 30, 2014. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$3,269	$2,783	$486	17%	$3,236	$2,731	$505	18%
Office	2,350	2,189	161	7	1,561	1,445	116	8
Multifamily	445	395	50	13	429	395	34	9
Mixed-Use	612	532	80	15	612	532	80	15
	$6,676	$5,899	$777	13%	$5,838	$5,103	$735	14%

Retail real estate taxes increased $0.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to higher assessments at Alamo Quarry Market.
Office real estate taxes increased $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to property tax refunds at The Landmark at One Market for prior years which were received during the second quarter of 2014.
Multifamily real estate taxes increased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the completion of the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015. The increase was partially offset by property tax refunds at Santa Fe Park for prior years which were received during the third quarter of 2014.
Mixed-use real estate taxes increased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property, which have increased from the prior year due to the increase in room rates.
Property Operating Income
Property operating income increased $1.6 million, or 4%, to $45.6 million for the three months ended September 30, 2015, compared to $44.1 million for the three months ended September 30, 2014. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$18,143	$17,980	$163	1%	$18,124	$17,856	$268	2%
Office	17,810	16,603	1,207	7	13,050	11,730	1,320	11
Multifamily	2,873	2,788	85	3	2,927	2,788	139	5
Mixed-Use	6,802	6,699	103	2	6,802	6,699	103	2
	$45,628	$44,070	$1,558	4%	$40,903	$39,073	$1,830	5%
Retail property operating income increased $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to higher annualized base rents during the three months ended September 30, 2015.
Office property operating income increased $1.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in the percentage leased and higher annualized base rents during the three months ended September 30, 2015 offset by an increase in rental expenses and real estate taxes during the period.
Multifamily property operating income increased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to higher average base rent for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was offset by additional expenses incurred at the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015 and had a property operating loss of approximately $0.03 million.
Mixed-use property operating income increased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to an increase in occupancy and higher revenue per available room for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Other
General and Administrative. General and administrative expenses increased $1.7 million, or 36%, to $6.4 million for the three months ended September 30, 2015, compared to $4.7 million for the three months ended September 30, 2014. This increase was primarily due to business transition costs incurred during the period associated with the resignation of the Company’s former President and Chief Executive Officer, John W. Chamberlain.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.6 million, or 4%, to $15.8 million for the three months ended September 30, 2015, compared to $16.4 million for the three months ended September 30, 2014. This decrease was primarily due to accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the completion of the 2014 hotel room refresh.

Interest Expense. Interest expense decreased $2.1 million, or 16%, to $11.3 million for the three months ended September 30, 2015, compared to $13.3 million for the three months ended September 30, 2014. This decrease was primarily due to the payment of the outstanding mortgages encumbering Waikele Center during the fourth quarter of 2014, The Shops at Kalakaua and Del Monte Center during the first quarter of 2015, The Landmark at One Market during the second quarter of 2015 and an increase in capitalized interest related to our redevelopment properties.
Gain on sale of real estate. Gain on sale of real estate of $7.1 million during the period relates to our sale of Rancho Carmel Plaza on August 6, 2015.
Other Income (Expense), Net. Other income (expense), net decreased $0.3 million, or 44%, to other expense, net of $0.3 million for the three months ended September 30, 2015, compared to other expense, net of $0.6 million for the three months ended September 30, 2014, primarily due to a decrease in income tax expense as a result of refunds received for prior years.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
The following summarizes our consolidated results of operations for the nine months ended September 30, 2015 compared to our consolidated results of operations for the nine months ended September 30, 2014.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2015	2014
Revenues
Rental income	$193,776	$182,868	$10,908	6%
Other property income	10,317	10,654	(337)	(3)
Total property revenues	204,093	193,522	10,571	5
Expenses
Rental expenses	52,810	50,494	2,316	5
Real estate taxes	18,710	17,054	1,656	10
Total property expenses	71,520	67,548	3,972	6
Total property income	132,573	125,974	6,599	5
General and administrative	(16,161)	(13,929)	(2,232)	16
Depreciation and amortization	(46,154)	(50,902)	4,748	(9)
Interest expense	(34,250)	(40,396)	6,146	(15)
Gain on sale of real estate	7,121	—	7,121	100
Other income (expense), net	(440)	352	(792)	(225)
Total other, net	(89,884)	(104,875)	14,991	(14)
Net income	42,689	21,099	21,590	102
Net income attributable to restricted shares	(115)	(259)	144	(56)
Net income attributable to unitholders in the Operating Partnership	(12,277)	(6,108)	(6,169)	101
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$30,297	$14,732	$15,565	106%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $10.6 million, or 5%, to $204.1 million for the nine months ended September 30, 2015 compared to $193.5 million for the nine months ended September 30, 2014. The percentage leased was as follows for each segment as of September 30, 2015 and 2014:

	Percentage Leased (1)
	September 30,
	2015	2014
Retail	98.3%	98.7%
Office	93.2%	89.9%
Multifamily	91.4%	96.4%
Mixed-Use (2)	100.0%	99.5%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2015 or September 30, 2014, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $10.9 million, or 6%, to $193.8 million for the nine months ended September 30, 2015 compared to $182.9 million for the nine months ended September 30, 2014. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$72,445	$69,802	2,643	4%	$71,801	$69,087	$2,714	4%
Office	68,837	64,255	4,582	7	49,322	45,178	4,144	9
Multifamily	12,826	11,727	1,099	9	12,455	11,727	728	6
Mixed-Use	39,668	37,084	2,584	7	39,668	37,084	2,584	7
	$193,776	$182,868	$10,908	6%	$173,246	$163,076	$10,170	6%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period; (ii) Rancho Carmel Plaza as it was sold on August 6, 2015; (iii) the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015; and (iv) land held for development.

Retail rental revenue increased $2.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to higher annualized base rents and additional cost reimbursements during the nine months ended September 30, 2015. The increase in annualized base rents was primarily due to leases at Lomas Santa Fe Plaza. The increase is also attributable to higher base rents for tenants at Carmel Mountain Plaza, Del Monte Center, Alamo Quarry Market and Waikele Center.
Office rental revenue increased $4.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in the percentage leased during the three months ended September 30, 2015, primarily at First & Main where percentage leased increased from 86.3% to 97.4%. The increase in office rental revenue is also attributed to an increase in annualized base rents at The Landmark a One Market, One Beach Street and City Center Bellevue.
Multifamily rental revenue increased $1.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the completion of the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015 and had rental revenue of approximately $0.4 million. Same-store multifamily rental revenue increased during the period due to higher average base rent per unit of $1,573 during the nine months ended September 30, 2015 compared to $1,452 during the nine months ended September 30, 2014.
Mixed-use rental revenue increased $2.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to higher occupancy during the nine months ended September 30, 2015 of 89.6%

compared to 82.6% for the nine months ended September 30, 2014 and higher revenue per available room of $283 for the nine months ended September 30, 2015 compared to $260 during the nine months ended September 30, 2014.
Other property income. Other property income decreased $0.3 million, or 3%, to $10.3 million for the nine months ended September 30, 2015 compared to $10.7 million for the nine months ended September 30, 2014. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$939	$944	$(5)	(1)%	$936	$941	$(5)	(1)%
Office	3,784	4,466	(682)	(15)	2,578	2,407	171	7
Multifamily	928	933	(5)	(1)	917	933	(16)	(2)
Mixed-Use	4,666	4,311	355	8	4,666	4,311	355	8
	$10,317	$10,654	$(337)	(3)%	$9,097	$8,592	$505	6%
Office other property income decreased $0.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during 2014. Same-store office other property income increased $0.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due an increase in parking revenue at First & Main and City Center Bellevue.
Mixed-use other property income increased $0.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to higher occupancy at the hotel portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $4.0 million, or 6%, to $71.5 million for the nine months ended September 30, 2015, compared to $67.5 million for the nine months ended September 30, 2014. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $2.3 million, or 5%, to $52.8 million for the nine months ended September 30, 2015, compared to $50.5 million for the nine months ended September 30, 2014. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$10,213	$10,452	$(239)	(2)%	$10,022	$10,312	$(290)	(3)%
Office	14,131	13,729	402	3	9,268	9,023	245	3
Multifamily	3,967	3,273	694	21	3,547	3,273	274	8
Mixed-Use	24,499	23,040	1,459	6	24,499	23,040	1,459	6
	$52,810	$50,494	$2,316	5%	$47,336	$45,648	$1,688	4%
Retail rental expenses decreased $0.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to a decrease in parking lot repairs at Alamo Quarry from repairs performed in the prior year and a decrease in litigation expense associated with Lomas Santa Fe Plaza during the period.
Office rental expenses increased $0.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in litigation expense for a tenant at Torrey Reserve Campus during the period. Same-store office rental expenses increased $0.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in repairs and maintenance expense during the period.
Multifamily rental expenses increased $0.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the completion of the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015 and had rental expenses of approximately $0.4 million. Same-store multifamily rental expenses increased during the period due to an increase in repair and maintenance expenses at our multifamily properties during the period.
Mixed-use rental expenses increased $1.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in food and beverage and room expenses, which was attributed to the increase in occupancy at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate tax expense increased $1.7 million, or 10%, to $18.7 million for the nine months ended September 30, 2015 compared to $17.1 million for the nine months ended September 30, 2014. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$8,872	$8,251	$621	8%	$8,743	$8,110	$633	8%
Office	6,876	6,062	814	13	4,624	3,991	633	16
Multifamily	1,285	1,240	45	4	1,269	1,240	29	2
Mixed-Use	1,677	1,501	176	12	1,677	1,501	176	12
	$18,710	$17,054	$1,656	10%	$16,313	$14,842	$1,471	10%
Retail real estate taxes increased $0.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to higher assessments at Alamo Quarry Market.
Office real estate taxes increased $0.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to property tax refunds received at Torrey Reserve Campus and The Landmark at One Market for prior years which were received during 2014.
Mixed-use real estate taxes increased $0.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income
Property operating income increased $6.6 million, or 5%, to $132.6 million for the nine months ended September 30, 2015, compared to $126.0 million for the nine months ended September 30, 2014. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2015	2014			2015	2014
Retail	$54,299	$52,043	$2,256	4%	$53,972	$51,606	$2,366	5%
Office	51,614	48,930	2,684	5	38,008	34,571	3,437	10
Multifamily	8,502	8,147	355	4	8,556	8,147	409	5
Mixed-Use	18,158	16,854	1,304	8	18,158	16,854	1,304	8
	$132,573	$125,974	$6,599	5%	$118,694	$111,178	$7,516	7%
Retail property operating income increased $2.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to higher annualized base rents during the period.
Office property operating income increased $2.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in the percentage leased and higher annualized base rents during the nine months ended September 30, 2015 offset by a decrease in termination fees received during the period and an increase in real estate taxes during the period. Same-store office property operating income increased $3.4 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in the percentage leased and higher annualized base rents during the period offset by an increase in real estate taxes during the period.
Multifamily property operating income increased $0.4 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily caused by higher average base rent during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was offset by additional expenses incurred at the Velomor building at Hassalo on Eighth, which became available for occupancy on July 2, 2015 and had a property operating loss of approximately$0.03 million.
Mixed-use property operating income increased $1.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in occupancy and higher revenue per available room for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Other
General and Administrative. General and administrative expenses increased $2.2 million, or 16%, to $16.2 million for the nine months ended September 30, 2015, compared to $13.9 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in employee-related costs, which include business transition costs incurred during the period associated with the resignation of the Company’s former President and Chief Executive Officer, John W. Chamberlain.
Depreciation and Amortization. Depreciation and amortization expense decreased $4.7 million, or 9%, to $46.2 million for the nine months ended September 30, 2015, compared to $50.9 million for the nine months ended September 30, 2014. This decrease was primarily due to accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the completion of the 2014 hotel room refresh.
Interest Expense. Interest expense decreased $6.1 million, or 15%, to $34.3 million for the nine months ended September 30, 2015 compared to $40.4 million for the nine months ended September 30, 2014. This decrease was primarily due to the payments of the outstanding mortgages encumbering Waikele Center during the fourth quarter of 2014, The Shops at Kalakaua and Del Monte Center during the first quarter of 2015, The Landmark at One Market during the second quarter of 2015 and an increase in capitalized interest related to our redevelopment properties.
Gain on sale of real estate. Gain on sale of real estate of $7.1 million during the period relates to our sale of Rancho Carmel Plaza on August 6, 2015.
Other Income (Expense), Net. Other income (expense), net decreased $0.8 million, or 225%, to other expense, net of $0.4 million for the nine months ended September 30, 2015 compared to other income, net of $0.4 million for the nine months ended September 30, 2014, primarily due to a net termination fee earned on a canceled acquisition during the second quarter of 2014 and an increase in income tax expense for the nine months ended September 30, 2015.
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

As of September 30, 2015, the company owned an approximate 71.6% partnership interest in the Operating Partnership. The remaining 28.4% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2015, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of September 30, 2015, the company has issued 5,063,970 shares of common stock at a weighted average price per share of $36.22 for gross cash proceeds of $183.4 million under the ATM programs. The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2015, the company had the capacity to issue up to an additional $216.6 million in shares of common stock under the active ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the active ATM equity program.
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
On March 9, 2015, the company entered into a common stock purchase agreement with Explorer Insurance Company, a California corporation, or EIC, an entity owned and controlled by Ernest Rady. The purchase agreement provided for the sale by the company to EIC, in a private placement, of 200,000 shares of common stock at a price of $40.54 per share, resulting in gross proceeds to the company of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of the company’s common stock on the New York Stock Exchange on the date of the purchase agreement. These shares were registered on March 27, 2015 by virtue of the company’s filing of a prospectus supplement to its universal shelf registration statement on Form S-3 filed on February 6, 2015. As of September 30, 2015, Mr. Rady and his affiliates owned an approximately 33.4% beneficial interest of the Company on a fully diluted  basis (includes common units of our operating partnership), which is an approximately 2.4% decrease from January 19, 2011, the closing date of the Company’s initial public offering.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of September 30, 2015, we held $40.2 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of the Lloyd District Portfolio and Torrey Point. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2015, partly as a result of an additional 47,000 additional square feet of retail space and 657 multi-family units under development at Lloyd District Portfolio, which we expect to complete during 2015. We expect to invest approximately $202 million related to the Lloyd District Portfolio, of which $191 million has been incurred as of September 30, 2015. Additionally, construction at Torrey Point is in process and is expected to be complete in 2017, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $50 million related to Torrey Point, of which $10 million has been incurred as of September 30, 2015. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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

Indebtedness Outstanding
The following table sets forth information as of September 30, 2015 with respect to our secured notes payable (dollars in thousands):

Debt	Principal Balance at September 30, 2015	Interest Rate	Annual Debt Service	Maturity Date	Balance at Maturity
First & Main (1)	84,500	3.97%	86,762	July 1, 2016	84,500
Imperial Beach Gardens (1)	20,000	6.16%	21,253	September 1, 2016	20,000
Mariner’s Point (1)	7,700	6.09%	8,177	September 1, 2016	7,700
South Bay Marketplace (1)	23,000	5.48%	1,281	February 10, 2017	23,000
Waikiki Beach Walk—Retail (1)	130,310	5.39%	7,137	July 1, 2017	130,310
Solana Beach Corporate Centre III-IV (2)	36,038	6.39%	2,798	August 1, 2017	35,136
Loma Palisades (1)	73,744	6.09%	4,566	July 1, 2018	73,744
One Beach Street (1)	21,900	3.94%	877	April 1, 2019	21,900
Torrey Reserve—North Court (2)	20,833	7.22%	1,836	June 1, 2019	19,443
Torrey Reserve—VCI, VCII, VCIII (2)	7,023	6.36%	560	June 1, 2020	6,439
Solana Beach Corporate Centre I-II (2)	11,167	5.91%	855	June 1, 2020	10,169
Solana Beach Towne Centre (2)	37,222	5.91%	2,849	June 1, 2020	33,898
City Center Bellevue (1)	111,000	3.98%	4,491	November 1, 2022	111,000
Total	584,437		$143,442		$577,239
Unamortized fair value adjustment	(4,988)
Total Secured Notes Payable Balance	$579,449

(1)	Interest only.

(2)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of September 30, 2015, we were in compliance with these financial covenants.

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

Credit Facility
On January 9, 2014, we entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then-in place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowings of $350 million, consisting of a revolving line of credit of $250 million, or the revolver loan, and a term loan of $100 million, or the term loan. The amended and restated credit facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At September 30, 2015, $25 million was outstanding under the Revolver Loan.
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
As of September 30, 2015, we were in compliance with the financial covenants contained in the Amended and Restated Credit Facility.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014
Cash and cash equivalents were $40.2 million and $95.1 million at September 30, 2015 and 2014, respectively.
Net cash provided by operating activities increased $8.6 million to $90.0 million for the nine months ended September 30, 2015 compared to $81.4 million for the nine months ended September 30, 2014. The increase in cash from operations was primarily due to higher net income before certain non-cash items.
Net cash used in investing activities increased $20.1 million to $119.1 million for the nine months ended September 30, 2015 compared to $99.0 million for the nine months ended September 30, 2014. The increase was primarily due to new development construction activity at Lloyd District Portfolio and Torrey Point and redevelopment construction activity at Torrey Reserve Campus.
Net cash provided by financing activities decreased $53.8 million to $9.9 million for the nine months ended September 30, 2015 compared to $63.7 million for the nine months ended September 30, 2014. The decrease of cash provided by financing activities was primarily due to less proceeds received from the sale of shares of our common stock under our ATM program during the nine months ended September 30, 2015. The decrease was also attributed to the repayment of our secured notes payable at The Shops at Kalakaua, The Landmark at One Market and Del Monte Center offset by proceeds from Senior Guaranteed Notes, Series B and Series C and net proceeds from the unsecured line of credit.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2015 and 2014 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net operating income	$45,628	$44,070	$132,573	$125,974
General and administrative	(6,357)	(4,682)	(16,161)	(13,929)
Depreciation and amortization	(15,761)	(16,352)	(46,154)	(50,902)
Interest expense	(11,258)	(13,325)	(34,250)	(40,396)
Gain on sale of real estate	7,121	—	7,121	—
Other income (expense), net	(347)	(621)	(440)	352
Net income	$19,026	$9,090	$42,689	$21,099
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

The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2015 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Funds from Operations (FFO)
Net income	$19,026	$42,689
Plus: Real estate depreciation and amortization	15,761	46,154
Gain on sale of real estate	(7,121)	(7,121)
Funds from operations	27,666	81,722
Less: Nonforfeitable dividends on incentive restricted stock awards	(30)	(108)
FFO attributable to common stock and units	$27,636	$81,614
FFO per diluted share/unit	$0.44	$1.31
Weighted average number of common shares and units, diluted (1)	62,900,588	62,079,137

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through April 2025) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2015, we had $934.4 million of fixed rate debt outstanding with an estimated fair value of $970.9 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $100.0 million term loan outstanding as of September 30, 2015 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at September 30, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $38.1 million. If interest rates at September 30, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $40.9 million.
Variable Interest Rate Debt
At September 30, 2015, our only variable interest rate debt is the revolver loan under our amended and restated credit facility, of which $25.0 million was outstanding at September 30, 2015.
We may enter into certain types of derivative financial instruments to reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2015, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08%.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2015, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2015, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	General Release by and among American Assets Trust, Inc., American Assets Trust, L.P. and John W. Chamberlain dated September 16, 2015
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets L.P.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	November 6, 2015	Date:	November 6, 2015