Form 10-K
period 2015-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2016-02-19
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2015 was $1,485.6 million.
The number of American Assets Trust, Inc.’s common shares outstanding on February 19, 2016 was 45,407,402.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2015, American Assets Trust, Inc. owned an approximate 71.7% partnership interest in the Operating Partnership. The remaining 28.3% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2015

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2015, our portfolio is comprised of ten retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of December 31, 2015, we owned land at five of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.7% of our Operating Partnership as of December 31, 2015. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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
Our Competitive Strengths
We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:

•
Irreplaceable Portfolio of High Quality Retail, Office and Multifamily Properties. We have acquired and developed a high quality portfolio of retail, office and multifamily properties located in affluent neighborhoods and sought-after business centers in Southern California, Northern California, Portland, Oregon, Bellevue, Washington, San Antonio, Texas and Oahu, Hawaii. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.

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

•
Broad Real Estate Expertise with Retail, Office and Multifamily Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the retail, office and multifamily asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Chairman, President and Chief Executive Officer, and Robert Barton, our Chief Financial Officer, each have over 25 years of commercial real estate experience, and the other members of senior management each have over 15 years of commercial real estate experience.

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

•
Repositioning/Redevelopment and Development of Office, Retail and Multifamily Properties. Our strategy is to selectively reposition and redevelop several of our existing or newly-acquired properties, and we will also selectively pursue ground-up development of undeveloped land where we believe we can generate attractive risk-adjusted returns.

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

Employees
At December 31, 2015, we had 131 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2015, 2014 and 2013 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2015, 2014 or 2013. salesforce.com at The Landmark at One Market accounted for approximately 15.7%, 15.9% and 15.9% of total office segment revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Our properties are located in California, Oregon, Washington, Texas and Hawaii, and substantially all of our properties are concentrated in California, Oregon, Washington and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires and other events). If there is a downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in any of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California is regarded as more litigious, highly regulated and taxed than many other states, all of which may reduce demand for retail, office, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California, Oregon, Washington or Hawaii markets, or any decrease in demand for retail, office, multifamily or mixed-use space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At December 31, 2015, we had total debt outstanding of $1,064.0 million, excluding the unamortized fair value adjustment, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. We also have an amended and restated credit facility with a capacity of $350.0 million, consisting of a revolving line of credit of $250 million and a term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
As of December 31, 2015, the three largest tenants in our office portfolio - salesforce.com, Inc., Autodesk, Inc. and Veterans Benefits Administration - represented approximately 25.9% of the total annualized base rent in our office portfolio. salesforce.com, Inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
For example, Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation, which leases retail space for a Kmart store at one of our properties with an aggregate of 119,590 leased square feet for an aggregate annualized base rent of $4.5 million as of December 31, 2015, announced in early 2012 that it would close approximately 80 stores during the year. While Sears Holdings Corporation has not closed the Kmart store at one of our properties, Kmart continued to have ongoing financial difficulties during 2015 and there is no guaranty that the Kmart store will not be closed in the future. The loss of Kmart as a tenant at our property could (1) decrease customer traffic for our other tenants at the property, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for the property.

As of December 31, 2015, our largest anchor tenants were Kmart, Lowe's and Sports Authority, which together represented approximately 15.1% of our total annualized base rent of our retail portfolio in the aggregate, and 6.2%, 6.0% and 2.9%, respectively, of the annualized base rent generated by our retail properties.
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
As of December 31, 2015, leases representing 8.1% of the square footage and 9.6% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2016, and an additional 4.2% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. Moreover, repayment of mortgage and other secured debt obligations could limit the funds that are available to repay our unsecured debt obligations. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
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
The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. For example, in January 2014, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with our term loan of $100 million at approximately 3.08% (subject to adjustments based on our consolidated leverage ratio) through the maturity date of the loan and maturity date extension options. Additionally, in August 2014, we entered into (and later settled in September 2014) a one-month forward-starting seven-year swap contract to reduce the interest rate variability exposure of the projected interest cash flows of our then-prospective Series A Notes (as defined below). These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.
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
The effective subordination of our unsecured indebtedness may reduce amounts available for payment on our unsecured indebtedness.
Our amended and restated credit facility and the notes issued under our note purchase agreement represent unsecured indebtedness. The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations in the credit markets. These conditions, or similar conditions existing in the future, may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock as a result of the following potential consequences, among others:

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
In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership, which may result in stockholder dilution through the issuance of Operating Partnership units that may be exchanged for shares of our common stock. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $6.8 million based on operating performance through December 31, 2015. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Rady and Barton, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.
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
As of December 31, 2015, Mr. Rady and his affiliates owned approximately 10.1% of our outstanding common stock and 23.5% of our outstanding common units, which together represent an approximate 33.6% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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
Our charter contains certain ownership limits with respect to our stock. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial or constructive ownership by any person of more than 7.275% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 7.275% in value of the aggregate outstanding shares of all classes and series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. Our board of directors has granted to each of (1) Mr. Rady (and certain of his affiliates), (2) Cohen & Steers Management, Inc. and (3) BlackRock, Inc. an exemption from the ownership limits that will allow them to own, in the aggregate, up to 19.9%, 15.0% and 10.0%, respectively, in value or in number of shares, whichever is more restrictive, of our outstanding common stock, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:

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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2015, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 29.7% of our outstanding common units and approximately 11.5% of our outstanding common stock, which together represent an approximate 41.2% beneficial interest in our company on a fully diluted basis.
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
In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our Operating Partnership, including Mr. Rady and his affiliates, that provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the ICW Plaza portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, in a taxable transaction during the period from the closing of our initial public offering through the seventh anniversary of such closing, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. Notwithstanding the foregoing the Operating Partnership's indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. The tax protected properties represented 33.7% of our portfolio's annualized base rent as of December 31, 2015 and included total revenue for Waikiki Beach Walk-Embassy Suites™ for the 12 month period ended December 31, 2015. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders' best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
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
Our Portfolio
As of December 31, 2015, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2015, we owned land at five of our properties that we classified as held for development and construction in progress.

Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	96.2%	$3,633,249	$48.36
Carmel Mountain Plaza(1)	San Diego, CA	1994/2014	15	528,416	98.4	12,276,717	23.61
South Bay Marketplace(1)	San Diego, CA	1997	9	132,877	100.0	2,265,539	17.05
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	96.4	5,219,920	25.84
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	98.0	6,062,709	25.07
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	675,678	98.7	10,328,271	15.49
Geary Marketplace	Walnut Creek, CA	2012	3	35,156	100.0	1,195,524	34.01
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,850,604	158.56
Waikele Center	Waipahu, HI	1993/2008	9	537,637	100.0	17,154,243	31.91
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	589,362	98.5	13,765,779	23.71
Subtotal / Weighted Average Retail Portfolio			101	3,045,194	98.6%	$73,752,555	$24.56

OFFICE PROPERTIES
Torrey Reserve	San Diego, CA	1996-2000/2014-present	12	493,435	88.4%	$15,493,803	$35.52
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,215	97.1	7,331,085	35.58
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	419,371	100.0	21,417,478	51.07
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	100.0	3,920,994	40.17
First & Main	Portland, OR	2010	1	360,641	97.4	10,207,922	29.06
Lloyd District Portfolio	Portland, OR	1940-2011/present	6	580,545	80.5	10,498,292	22.46
City Center Bellevue	Bellevue, WA	1987	1	494,753	96.9	17,014,605	35.49
Subtotal / Weighted Average Office Portfolio			26	2,658,574	92.4%	$85,884,179	$34.96
Total / Weighted Average Retail and Office Portfolio			127	5,703,768	95.7%	$159,636,734	$29.25
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (3)	Honolulu, HI	2006	3	96,707	100%	$10,902,402	$112.74

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014	2	369	89.6%	$316.59	$283.55
Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	95.4%	$11,778,588	$1,878
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	94.4	2,994,060	1,652
Mariner’s Point	Imperial Beach, CA	1986	8	88	97.7	1,426,332	1,382
Santa Fe Park RV Resort (4)	San Diego, CA	1971/2007-2008	1	126	96.0	1,111,080	765
Hassalo on Eighth (5)	Portland, OR	2015	3	657	42.3	5,008,116	1,502
Total / Weighted Average Multifamily			118	1,579	73.4%	$22,318,176	$1,605

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	6	125,477	$1,193,816
South Bay Marketplace	1	2,824	$91,320
Del Monte Center	2	295,100	$201,291
Alamo Quarry Market	4	31,994	$470,075

(2)
This property contains 419,371 net rentable square feet consisting of The Landmark at One Market (375,151 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2021, which we have the option to extend until 2031 pursuant to two five-year extension options.

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

(5)
The Hassalo on Eighth property is comprised of three multifamily buildings: Velomor, Aster Tower and Elwood. On July 2, 2015, the Velomor building at Hassalo on Eighth became available for occupancy by residential tenants. The Aster Tower and Elwood buildings became available for occupancy by residential tenants in October of 2015.

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

•
Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2015, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2015. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2015, divided by total units available, expressed as a percentage.

•
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2015, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2015. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2015 for our retail and office portfolio equaled approximately $2.4 million for the year ended December 31, 2015. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2015. Total abatements for leases in effect as of December 31, 2015 for our multifamily portfolio equaled approximately $0.3 million for the year ended December 31, 2015.

•	Units represent the total number of units available for sale/rent at December 31, 2015.

•
Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2015, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2015, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2015 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2015.

Tenant Diversification
At December 31, 2015, our operating portfolio had approximately 731 leases with office and retail tenants, of which 13 expired on December 31, 2015 and 24 had not yet commenced. Our residential properties had approximately 1,038 leases with residential tenants at December 31, 2015, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 73 leases with retailers, of which two expired on December 31, 2015. No one tenant or affiliated group of tenants accounted for more than 7.9% of our annualized base rent as of December 31, 2015 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2015.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One Market	6/30/2019 4/30/2020 5/31/2021	254,118	4.4%	$13,478,140	7.9%
Autodesk, Inc.	The Landmark at One Market	12/31/2017 12/31/2018	114,664	2.0	5,733,597	3.4
Kmart	Waikele Center	6/30/2018	119,590	2.1	4,544,420	2.7
Lowe's	Waikele Center	5/31/2018	155,000	2.7	4,460,079	2.6
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.6	3,006,453	1.8
Insurance Company of the West	Torrey Reserve Campus	12/31/2016	81,040	1.4	2,676,783	1.6
Clearesult Operating, LLC (as successor to Portland Energy Conservation)	First & Main	4/30/2025	101,848	1.8	2,503,140	1.5
Caradigm USA LLC	City Center Bellevue	8/14/2017	68,956	1.2	2,298,303	1.3
Alliant International University	One Beach Street	10/31/2019	64,161	1.1	2,292,955	1.3
Quiksilver	Waikiki Beach Walk	12/31/2021 12/31/2015	9,625	0.2	2,256,293	1.3
Treasury Call Center (2)	First & Main	8/31/2020	63,648	1.1	2,184,302	1.3
Sports Authority	Waikele Center, Carmel Mountain Plaza	7/18/2018 11/30/2018	90,722	1.6	2,133,950	1.3
HDR Engineering	City Center Bellevue	12/31/2017	57,238	1.0	2,044,876	1.2
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.2	1,990,316	1.2
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2019 3/31/2025 9/30/2032	71,431	1.2	1,919,436	1.1
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.6	1,654,219	1.0
Familycare, Inc.	Lloyd District Portfolio	9/30/2024	56,640	1.0	1,570,534	0.9
Inome, Inc.	City Center Bellevue	7/31/2017	37,276	0.6	1,472,402	0.9
Troutman Sanders, LLP	Torrey Reserve Campus First & Main	11/30/2019 4/30/2025	33,812	0.6	1,467,574	0.9
Eisneramper LLP	The Landmark at One Market	12/31/2018	19,126	0.3	1,453,576	0.9
Vistage Worldwide, Inc.	Torrey Reserve Campus	6/30/2018	36,769	0.6	1,381,096	0.8
Marshalls	Carmel Mountain Plaza, Solana Beach Towne Centre	1/31/2019 1/31/2025	68,055	1.2	1,258,083	0.7
Old Navy	South Bay Marketplace, Waikele Center, Alamo Quarry Market	4/30/2016 7/31/2016 9/30/2017	59,780	1.0	*	*
Vons	Lomas Santa Fe Plaza	12/31/2017	49,895	0.9	1,216,700	0.7
Drug Enforcement Administration (3)	First & Main	8/31/2025	31,376	0.5	1,170,062	0.7
TOTAL			1,842,120	31.9%	$66,167,289	39.0%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2015 for the applicable lease(s) by (ii) 12.

(2)	The earliest option termination date under this lease is August 31, 2017.

(3)	The earliest option termination date under this lease is August 31, 2020.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2015. Our five multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	7	1,901,340	32.8%
Northern California	4	1,227,819	21.2
Oregon	2	941,186	16.2
Washington	1	494,753	8.5
Texas	1	589,362	10.2
Hawaii (2)	3	646,015	11.1
Total	18	5,800,475	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.

(2)	Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2015 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	10	$73,123	41.2%
Office	7	68,808	38.7
Mixed-Use	1	11,121	6.3
Multifamily	5	24,565	13.8
Total	23	$177,617	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015, plus available space, for each of the ten calendar years beginning January 1, 2016 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 15 leases that terminated on December 31, 2015. In 2016, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	242,761	4.2%	$—	—%	$—
Month to Month	25,050	0.4	248,214	0.1	9.91
2016	467,218	8.1	16,310,001	9.6	34.91
2017	722,158	12.4	24,363,736	14.3	33.74
2018	1,349,621	23.3	34,822,428	20.4	25.80
2019	683,902	11.8	24,135,770	14.2	35.29
2020	625,095	10.8	20,331,340	11.9	32.53
2021	282,020	4.9	14,413,321	8.5	51.11
2022	205,860	3.5	7,092,055	4.2	34.45
2023	184,269	3.2	5,342,591	3.1	28.99
2024	355,968	6.1	9,935,716	5.8	27.91
2025	355,761	6.1	9,048,389	5.3	25.43
Thereafter	206,498	3.6	4,495,575	2.6	21.77
Signed Leases Not Commenced	94,294	1.6	—	—	—
Total:	5,800,475	100.0%	$170,539,136	100.0%	$29.40

(1)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2015 for the leases expiring during the applicable period, by 12.

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
American Assets Trust, Inc.
Shares of American Assets Trust, Inc.'s common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for the company's common stock. On February 12, 2016, the reported close sale price per share was $34.94. The following table sets forth, for the periods indicated, the high and low close prices in dollars on the NYSE for the company's common stock and the dividends we declared per share.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter 2014	$31.26	$34.04	$0.2200
Second Quarter 2014	$32.65	$35.00	$0.2200
Third Quarter 2014	$32.97	$35.77	$0.2200
Fourth Quarter 2014	$33.08	$40.65	$0.2325
First Quarter 2015	$40.11	$45.05	$0.2325
Second Quarter 2015	$38.97	$43.59	$0.2325
Third Quarter 2015	$37.49	$42.22	$0.2325
Fourth Quarter 2015	$38.14	$43.53	$0.2500
On February 12, 2016, we had 93 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. The following table sets forth the distributions we declared with respect to American Assets Trust, L.P.'s operating partnership units for the periods indicated:

Period	Distribution per Unit
First Quarter 2014	$0.2200
Second Quarter 2014	$0.2200
Third Quarter 2014	$0.2200
Fourth Quarter 2014	$0.2325
First Quarter 2015	$0.2325
Second Quarter 2015	$0.2325
Third Quarter 2015	$0.2325
Fourth Quarter 2015	$0.2500
As of February 12, 2016, we had 30 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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

Recent Sales of Unregistered Equity Securities
Common Stock of American Assets Trust, Inc.
On March 9, 2015, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Explorer Insurance Company, a California corporation ("EIC"), an entity owned and controlled by Ernest Rady, our Chairman, President and Chief Executive Officer. The Purchase Agreement provided for the sale by us to EIC, in a private placement, of 200,000 shares of our common stock at a purchase price of $40.54 per share, resulting in gross proceeds to us of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement. We contributed the net proceeds of the Private Placement to our Operating Partnership in exchange for common units and our Operating Partnership used the net proceeds received from us for general working capital purposes. These shares were registered on March 27, 2015 by virtue of our filing of a prospectus supplement to our universal shelf registration statement on Form S-3 filed on February 6, 2015.

Operating Partnership Units
During the years ended December 31, 2015, 2014 and 2013, American Assets Trust, Inc. issued an aggregate of 98,354 shares, 216,748 shares, and 5,004 shares, respectively, of its common stock in connection with the vesting of restricted stock awards under its 2011 Equity Incentive Award Plan for no cash consideration. For each share of vested common stock issued by American Assets Trust, Inc. in connection with such an award, American Assets Trust, L.P. issued a restricted operating partnership unit to American Assets Trust, Inc. in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. During the years ended December 31, 2015, 2014 and 2013, American Assets Trust, L.P. issued an aggregate of 98,354 units, 216,748 units, and 5,004 units, respectively, of its restricted operating partnership units to American Assets Trust, Inc., as required by American Assets Trust, L.P.'s partnership agreement.
On May 6, 2013, our general partner entered into an at-the-market ("ATM") equity program with four sales agents, under which it could offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million over time. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. Through December 31, 2015, our general partner had issued an aggregate of 5,063,970 shares under these sales agreements. Our general partner contributed the net proceeds from this program of approximately $180.4 million, after deducting the underwriters’ discount and commissions and estimated offering expenses, to us in exchange for 5,063,970 operating partnership units. The shares of common stock were offered and sold under prospectus supplements and related prospectuses filed with the SEC pursuant to our general partner’s shelf registration statements on Form S-3 (File Nos. 333-179411 and 333-201909).
For all issuances of common units to our general partner, we relied on our general partner’s status as a publicly traded NYSE-listed company with approximately $2.0 billion in total consolidated assets at December 31, 2015 and as our majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2015.
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

 The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on January 13, 2011 and ending on December 31, 2015. The graph assumes a $100 investment in each of the indices on January 13, 2011 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth summary selected financial and operating data on a historical combined basis for our Predecessor prior to our initial public offering and American Assets Trust, Inc. following our initial public offering. Our Predecessor was comprised of certain entities and their consolidated subsidiaries that, prior to the completion of the Formation Transactions, owned directly or indirectly 17 retail, office and multifamily properties, and unconsolidated equity interests in four retail, mixed-use and office properties. We refer to these entities and their subsidiaries as the “ownership entities.” Prior to the completion of the Formation Transactions, each of the ownership entities owned, directly or indirectly, one or more retail, office, mixed-use or multifamily property. Upon completion of our initial public offering and the Formation Transactions, we acquired the 17 retail, office and multifamily properties owned directly or indirectly by our Predecessor, as well our Predecessor's unconsolidated equity interests in three other retail, office and mixed-use properties, and assumed the ownership and operation of its business. As a result of the completion of the Formation Transactions we acquired direct or indirect ownership of a total of 20 retail, office, mixed-use and multifamily properties. Subsequently, we sold two office properties and one retail property, acquired four office properties and one retail property, developed one multifamily property and redeveloped one office property.

You should read the following summary selected financial data in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The following data is in thousands, except per share and share data.

	American Assets Trust, Inc.
	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue:
Rental income	$261,887	$246,078	$242,757	$225,249	$194,168
Other property income	13,736	13,922	12,300	10,217	8,617
Total revenues	275,623	260,000	255,057	235,466	202,785
Expenses:
Rental expenses	73,187	68,267	68,608	64,089	58,133
Real estate taxes	24,819	22,964	21,378	22,025	18,746
General and administrative	20,074	18,532	17,195	15,593	13,627
Depreciation and amortization	63,392	66,568	66,775	61,853	55,936
Total operating expenses	181,472	176,331	173,956	163,560	146,442
Operating income	94,151	83,669	81,101	71,906	56,343
Interest expense	(47,260)	(52,965)	(58,020)	(57,328)	(54,580)
Gain on sale of real estate	7,121	—	—	—	—
Early extinguishment of debt	—	—	—	—	(25,867)
Loan transfer and consent fees	—	—	—	—	(8,808)
Gain on acquisition	—	—	—	—	46,371
Other income (expense), net	(97)	441	(487)	(629)	212
Income from continuing operations	53,915	31,145	22,594	13,949	13,671
Discontinued operations:
Income from discontinued operations	—	—	—	932	1,672
Gain on sale of real estate property	—	—	—	36,720	3,981
Results from discontinued operations	—	—	—	37,652	5,653
Net income	53,915	31,145	22,594	51,601	19,324
Net income attributable to restricted shares	(168)	(374)	(536)	(529)	(482)
Net loss attributable to Predecessor's noncontrolling interests in consolidated real estate entities	—	—	—	—	2,458
Net income attributable to Predecessor's controlled owners' equity	—	—	—	—	(16,995)
Net income attributable to unitholders in the Operating Partnership	(15,238)	(9,015)	(6,838)	(16,134)	(1,388)
Net income attributable to American Assets Trust, Inc. stockholders	$38,509	$21,756	$15,220	$34,938	$2,917
Income from continuing operations attributable to common stockholders per share
Basic earnings (loss) per share	$0.87	$0.52	$0.38	$0.24	$(0.02)
Diluted earnings (loss) per share	$0.86	$0.51	$0.38	$0.24	$(0.02)
Net income attributable to common stockholders per share
Basic earnings per share	$0.87	$0.52	$0.38	$0.90	$0.08
Diluted earnings per share	$0.86	$0.51	$0.38	$0.90	$0.08
Weighted average shares of common stock outstanding - basic	44,439,112	42,041,126	39,539,457	38,736,113	36,748,806
Weighted average shares of common stock outstanding - diluted	62,339,163	59,947,474	57,515,810	57,053,909	54,219,807
Dividends declared per share	$0.9475	$0.8925	$0.8500	$0.8400	$0.8000

	American Assets Trust, Inc.
	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Net real estate	$1,834,862	$1,775,400	$1,676,836	$1,668,182	$1,403,946
Total assets	1,978,419	1,941,762	1,832,443	1,827,587	1,709,281
Notes payable	1,059,743	1,312,811	1,045,174	1,044,682	912,067
Total liabilities	1,149,492	1,175,186	1,145,865	1,141,858	1,029,553
Stockholders' equity and owner's equity	799,562	735,303	648,511	638,361	626,031
Noncontrolling interests	29,365	31,273	38,067	47,368	53,697
Total equity	828,927	766,576	686,578	685,729	679,728
Total liabilities and equity	1,978,419	1,941,762	1,832,443	1,827,587	1,709,281

Other Data:
Funds from operations (FFO) (1)	$110,186	$97,713	$89,369	$77,892	$74,574
FFO attributable to common stock and units	110,027	97,576	89,012	77,538	57,285

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

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$53,915	$31,145	$22,594	$51,601	$19,324
Plus: Real estate depreciation and amortization (including discontinued operations)	63,392	66,568	66,775	63,011	58,543
Plus: Depreciation and amortization on unconsolidated real estate joint ventures (pro rata)	—	—	—	—	688
Less: Gain on sale of real estate	(7,121)	—	—	(36,720)	(3,981)
Funds from operations, as defined by NAREIT	110,186	97,713	89,369	77,892	74,574
Less: FFO attributable to Predecessor's controlled and noncontrolled owners' equity	—	—	—	—	(16,973)
Less: Nonforfeitable dividends on restricted stock awards	(159)	(137)	(357)	(354)	(316)
FFO attributable to common stock and units	$110,027	$97,576	$89,012	$77,538	$57,285

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2015, our portfolio was comprised of ten retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of December 31, 2015, we owned land at five of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.7% of our Operating Partnership as of December 31, 2015. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Our new development at Torrey Point (previously Sorrento Pointe) is close in proximity to Torrey Reserve Campus. Groundbreaking on Torrey Point occurred in July 2015 with development plans including two Class A office buildings of approximately 88,000 square feet in the aggregate, with panoramic unobstructed views of the Torrey Pines State Park Beach, Torrey Reserve and the Pacific Ocean. Projected costs of the development at Torrey Point are approximately $53 million, of which approximately $12 million has been incurred to date. We expect to incur the remaining costs for development of Torrey Point in 2016 and 2017. We expect the Torrey Point development to be stabilized in 2018 with an estimated stabilized cash yield of approximately 7.54% to 8.55%.

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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as redevelopment same-store properties due to the significant construction activity noted above. Office same-store net operating income increased approximately 9.9% for the year ended December 31, 2015, respectively, compared to the same periods in 2014. Office redevelopment same-store net operating income increased approximately 5.1% for the year ended December 31, 2015, respectively, compared to the same periods in 2014.

Below is a summary of our same-store composition for the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2015, one disposed property was removed from same-store and redevelopment same-store properties and the Hassalo on Eighth multifamily was included in non-same-store properties when compared to the designations for the year ended December 31, 2014. For the year ended December 31, 2014, three acquired properties were classified into same-store properties when compared to the designations for the year ended December 31, 2013.

	December 31,
	2015	2014	2013
Same-Store	20	21	18
Non-Same Store	3	2	5
Total Properties	23	23	23

Redevelopment Same-Store	22	23	20

Total Development Properties	5	5	5

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Retail Leases. Our retail portfolio included ten properties with a total of approximately 3.0 million rentable square feet available for lease as of December 31, 2015. As of December 31, 2015, these properties were 98.6% leased. For the year ended December 31, 2015, the retail segment contributed 35.8%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.
During the year ended December 31, 2015, we signed 84 retail leases for 277,914 square feet with an average rent of $32.24 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 67 represent comparable leases where there was a prior tenant, with an increase of 13.6% in cash basis rent and an increase of 19.2% in straight-line rent compared to the prior leases.
Office Leases. Our office portfolio included seven properties with a total of approximately 2.7 million rentable square feet available for lease as of December 31, 2015. As of December 31, 2015, these properties were 92.4% leased. For the year ended December 31, 2015, the office segment contributed 35.4% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2015, we signed 84 office leases for 431,766 square feet with an average rent of $42.36 per square foot during the initial year of the lease term. Of the leases, 58 represent comparable leases where there was a prior tenant, with an increase of 21.3% in cash basis rent and an increase of 29.4% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included four apartment properties, as well as an RV resort, with a total of 1,579 units (including 122 RV spaces) available for lease as of December 31, 2015. As of December 31, 2015, these properties were 73.4% leased. For the year ended December 31, 2015, the multifamily segment contributed 7.1% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2015 was $1,605 compared to $1,503 at December 31, 2014.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2015, the retail portion of the property was 100.0% leased, and for the year ended December 31, 2015, the hotel had an average occupancy of 89.6%. For the year ended December 31, 2015, the mixed-use segment contributed 21.7%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.

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

During the three months ended December 31, 2015, we signed 21 retail leases for a total of 90,943 square feet of retail space including 78,994 square feet of comparable space leases (leases for which there was a prior tenant), an increase of 3.9% on a cash basis and an increase of 20.2% on a straight-line basis. New retail leases for comparable spaces were signed for 12,256 square feet at an average rental rate increase of 21.3% on a cash basis and 57.7% on a straight-line basis. Renewals for comparable retail spaces were signed for 66,738 square feet at an average rental rate increase of 2.3% on a cash basis and an increase of 16.8% on a straight-line basis. Tenant improvements and incentives were $7.00 per square foot of retail space for comparable new leases for the three months ended December 31, 2015. There were $4.26 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the three months ended December 31, 2015.

During the three months ended December 31, 2015, we signed 19 office leases for a total of 103,220 square feet of office space including 92,002 square feet of comparable space leases, at an average rental rate increase of 4.4% on a cash basis and an average rental increase of 10.6% on a straight-line basis. New office leases for comparable spaces were signed for 15,647 square feet at an average rental rate increase of 24.2% on a cash basis and an average rental rate increase of 31.0% on a straight-line basis. Renewals for comparable office spaces were signed for 76,355 square feet at an average rental rate increase of 0.7% on a cash basis and increase of 6.6% on a straight-line basis. Tenant improvements and incentives were $22.05 per square foot of office space for comparable new leases for the three months ended December 31, 2015. There were $8.25 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the three months ended December 31, 2015

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and, in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement of a space as it relates to a specific lease, but may also include base building costs (i.e., expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2015 generally become effective over the following year, though some may not become effective until 2017. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2016, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $93.0 million and $128.8 million for the years ended December 31, 2015 and 2014, respectively.

We capitalized external and internal costs related to other property improvements combined of $26.7 million and $25.8 million for the years ended December 31, 2015 and 2014, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.3 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $7.6 million and $5.5 million for the years ended December 31, 2015 and 2014, respectively.

Segment capital expenditures for the years ended December 31, 2015 and 2014 are as follows (dollars in thousands):

	Year Ended December 31, 2015

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development		Total Capital Expenditures

Retail Portfolio	$4,733	$1,716	$6,449	$161	$783	(1)	$7,393
Office Portfolio	13,850	9,238	23,088	14,773	11,188		49,049
Multifamily Portfolio	—	786	786	1,316	79,457	(1)	81,559
Mixed-Use Portfolio	305	329	634	—	—		634
Total	$18,888	$12,069	$30,957	$16,250	$91,428		$138,635

	Year Ended December 31, 2014

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development		Total Capital Expenditures

Retail Portfolio	$4,584	$1,446	$6,030	$1,476	$1,165		$8,671
Office Portfolio	9,929	5,804	15,733	16,513	2,331		34,577
Multifamily Portfolio	—	892	892	—	100,500	(1)	101,392
Mixed-Use Portfolio	80	5,052	5,132	—	—		5,132
Total	$14,593	$13,194	$27,787	$17,989	$103,996		$149,772

(1) New development capital expenditures for the retail and multifamily segments include capital expenditures incurred for Hassalo on Eighth, which consists of 657 multifamily units and 47,000 square feet of retail space. Hassalo on Eighth - Multifamily was completed and became available for occupancy during the third and fourth quarters of 2015. From inception of construction through the third quarter of 2015, all capital expenditures incurred for Hassalo on Eighth were included in the multifamily segment. Since the fourth quarter of 2015, capital expenditures incurred for Hassalo on Eighth have been recorded in both the retail and multifamily segments.

The increase in tenant improvements and leasing commissions in our retail portfolio for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to the cost of tenant improvements for new tenants located at Carmel Mountain Plaza. The increase in tenant improvements and leasing commissions in our office portfolio was primarily related to the cost of tenant improvements incurred for new tenants located at First & Main and Lloyd District Portfolio.
The increase in maintenance capital expenditures in our office portfolio was primarily related to building remodeling and renovations at City Center Bellevue. The decrease in maintenance capital expenditures in our mixed-use portfolio was related to the completion of the room renovations at the hotel.
The decrease in redevelopment and expansion expenditures in our retail portfolio for the year ended December 31, 2015 was primarily related to the completion of the expansion at Carmel Mountain Plaza. Redevelopment and expansion expenditures in our office portfolio for the year ended December 31, 2015 reflect costs incurred in the development of Lloyd District Portfolio. Redevelopment and expansion expenditures in our multifamily portfolio for the years ended December 31, 2015 reflect costs incurred in the development of Hassalo on Eighth.
New development expenditures in our office portfolio for the year ended December 31, 2015 reflect costs incurred in the development of Lloyd District Portfolio and Torrey Point. The decrease in new development costs for the multifamily portfolio for the year ended December 31, 2015 was primarily related to the completion of Hassalo on Eighth.
Our capital expenditures during 2016 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in 2016 will be less than those incurred in 2015 as the development activities at Torrey Reserve Campus and Lloyd District Portfolio have been substantially completed. We anticipate an increase in tenant improvements and leasing commissions noting lease expirations of approximately 8.1% in our total portfolio, assuming tenants do not exercise their options to extend their leases.
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
As of December 31, 2015 and 2014, none of our properties were impaired.
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
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

Property Acquisitions and Dispositions
2015 Acquisitions and Dispositions
On August 6, 2015, we sold Rancho Carmel Plaza located in San Diego, California, which was previously included in our retail segment. The sales price of this property of approximately $12.7 million, less costs to sell, resulted in net proceeds to us of approximately $12.3 million. Accordingly, we recorded a gain on sale of approximately $7.1 million for the year ended December 31, 2015.
During 2015, there were no acquisitions.
2014 Acquisitions and Dispositions
During 2014, there were no acquisitions or dispositions.
2013 Acquisitions and Dispositions
During 2013, there were no acquisitions or dispositions.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
The following summarizes our consolidated results of operations for the year ended December 31, 2015 compared to our consolidated results of operations for the year ended December 31, 2014. As of December 31, 2015, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. As of December 31, 2014, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2015 and 2014, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change	%
Revenues
Rental income	$261,887	$246,078	$15,809	6%
Other property income	13,736	13,922	(186)	(1)
Total property revenues	275,623	260,000	15,623	6
Expenses
Rental expenses	73,187	68,267	4,920	7
Real estate taxes	24,819	22,964	1,855	8
Total property expenses	98,006	91,231	6,775	7
Net operating income	177,617	168,769	8,848	5
General and administrative	(20,074)	(18,532)	(1,542)	8
Depreciation and amortization	(63,392)	(66,568)	3,176	(5)
Interest expense	(47,260)	(52,965)	5,705	(11)
Gain on sale of real estate	7,121	—	7,121	100
Other income (expense), net	(97)	441	(538)	(122)
Net income	53,915	31,145	22,770	73
Net income attributable to restricted shares	(168)	(374)	206	(55)
Net income attributable to unitholders in the Operating Partnership	(15,238)	(9,015)	(6,223)	69
Net income attributable to American Assets Trust, Inc. stockholders	$38,509	$21,756	$16,753	77%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $15.6 million, or 6%, to $275.6 million for the year ended December 31, 2015 compared to $260.0 million for the year ended December 31, 2014. The percentage leased was as follows for each segment as of December 31, 2015 and 2014:

	Percentage Leased (1) Year Ended December 31,
	2015	2014
Retail	98.6%	98.6%
Office	92.4%	91.4%
Multifamily	73.4%	97.1%
Mixed-Use (2)	100.0%	99.6%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2015 or December 31, 2014, as applicable.

(2)	Includes the retail portion of the mixed-use property only.
The increase in total property revenue was attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $15.8 million, or 6%, to $261.9 million for the year ended December 31, 2015 compared to $246.1 million for the year ended December 31, 2014. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2015	2014	Change	%	2015	2014	Change	%
Retail	$97,568	$94,869	$2,699	3%	$96,917	$93,894	$3,023	3%
Office	92,670	86,657	6,013	7	66,584	61,081	5,503	9
Multifamily	18,147	15,738	2,409	15	16,758	15,738	1,020	6
Mixed-Use	53,502	48,814	4,688	10	53,502	48,814	4,688	10
	$261,887	$246,078	$15,809	6%	$233,761	$219,527	$14,234	6%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period; (ii) Rancho Carmel Plaza as it was sold on August 6, 2015; (iii) the Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; and (iv) land held for development.

Retail rental revenue increased $2.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in annualized base rent and additional cost reimbursements for the year ended December 31, 2015, minimally offset by the sale of Rancho Carmel Plaza on August 6, 2015. The increase in annualized base rent was primarily due to leases at Lomas Santa Fe Plaza. The increase is also attributed to higher base rents for tenants at Carmel Mountain Plaza, Del Monte Center and Waikele Center.
Office rental revenue increased $6.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to an increase in the percentage leased and annualized base rent for the year ended December 31, 2015. The increase in annualized base rent was primarily due to leases at First & Main. The increase is also attributed to higher base rents for tenants at The Landmark at One Market, One Beach Street and City Center Bellevue.
Multifamily rental revenue increased $2.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015, which had rental revenue of approximately $1.4 million for the year ended December 31, 2015 and an increase in same-store revenue. Same-store multifamily rental revenue increased $1.0 million during the period due to higher average base rent per unit of $1,592 for the year ended December 31, 2015 compared to $1,463 for the year ended December 31, 2014.
Mixed-use rental revenue increased $4.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher occupancy at the hotel during the year ended December 31, 2015 of 89.6% compared to 79.8% for the year ended December 31, 2014 and higher revenue per available room of $284 for the year ended December 31, 2015 compared to $252 for the year ended December 31, 2014. These increases are attributed to the completion of the room refresh of both hotel towers during 2014.
Other property income. Other property income decreased $0.2 million, or 1%, to $13.7 million for the year ended December 31, 2015, compared to $13.9 million for the year ended December 31, 2014. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2015	2014	Change	%	2015	2014	Change	%
Retail	$1,227	$1,271	$(44)	(3)%	$1,224	$1,268	$(44)	(3)%
Office	4,981	5,817	(836)	(14)	3,440	3,206	234	7
Multifamily	1,308	1,238	70	6	1,206	1,238	(32)	(3)
Mixed-Use	6,220	5,596	624	11	6,220	5,596	624	11
	$13,736	$13,922	$(186)	(1)%	$12,090	$11,308	$782	7%
Office other property income decreased $0.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to lease termination fees from tenants at Torrey Reserve Campus received during 2014. Same-store office other property income increased $0.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to an increase in parking revenue at First & Main and City Center Bellevue.

Multifamily other property income increased $0.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015.
Mixed-use other property income increased $0.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in parking income at the retail portion of our mixed-use property. The increase is also attributed to an increase in rent excise tax at the hotel portion of our mixed-use property attributed to the increase in rental revenues and occupancy for the hotel during the period.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $6.8 million, or 7%, to $98.0 million for the year ended December 31, 2015, compared to $91.2 million for the year ended December 31, 2014. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $4.9 million, or 7%, to $73.2 million for the year ended December 31, 2015, compared to $68.3 million for the year ended December 31, 2014. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2015	2014	Change	%	2015	2014	Change	%
Retail	$14,243	$14,359	$(116)	(1)%	$14,026	$14,158	$(132)	(1)%
Office	19,475	18,816	659	4	12,882	12,450	432	3
Multifamily	6,601	4,447	2,154	48	4,726	4,447	279	6
Mixed-Use	32,868	30,645	2,223	7	32,868	30,645	2,223	7
	$73,187	$68,267	$4,920	7%	$64,502	$61,700	$2,802	5%
Retail rental expenses decreased $0.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a decrease in parking lot repairs at Alamo Quarry Market and a decrease in litigation expense associated with Lomas Santa Fe Plaza during the period.
Office rental expenses increased $0.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in repairs and maintenance at our office properties during the period.
Multifamily rental expenses increased $2.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015, which had rental expenses of approximately $1.9 million for the year ended December 31, 2015. Same-store multifamily rental expenses increased $0.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher personnel costs and increases in bad debt expense and repairs and maintenance expense during the period.
Mixed-use rental expenses increased $2.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in the variable expenses of our hotel operations, such as parking, food and beverage and room expenses during the period.
Real Estate Taxes. Real estate tax expense increased $1.9 million, or 8%, to $24.8 million for the year ended December 31, 2015, compared to $23.0 million for the year ended December 31, 2014. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2015	2014	Change	%	2015	2014	Change	%
Retail	$11,429	$11,092	$337	3%	$11,279	$10,907	$372	3%
Office	9,368	8,187	1,181	14	6,218	5,520	698	13
Multifamily	1,733	1,652	81	5	1,689	1,652	37	2
Mixed-Use	2,289	2,033	256	13	2,289	2,033	256	13
	$24,819	$22,964	$1,855	8%	$21,475	$20,112	$1,363	7%
Retail real estate taxes increased $0.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher assessments for Alamo Quarry Market, Carmel Mountain Plaza and Waikele Center during the period.
Office real estate taxes increased $1.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in real estate taxes at The Landmark at One Market attributed to an increased assessment during 2015 and refunds received during 2014 for the property. The increase is also due to completion of redevelopment at Torrey Reserve Campus, for which real estate taxes were capitalized in the prior year during the construction period.
Multifamily real estate taxes increased $0.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015.
Mixed-use real estate taxes increased $0.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income.
Property operating income increased $8.8 million, or 5%, to $177.6 million for the year ended December 31, 2015, compared to $168.8 million for the year ended December 31, 2014. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2015	2014	Change	%	2015	2014	Change	%
Retail	$73,123	$70,689	$2,434	3%	$72,836	$70,097	$2,739	4%
Office	68,808	65,471	3,337	5	50,924	46,317	4,607	10
Multifamily	11,121	10,877	244	2	11,549	10,877	672	6
Mixed-Use	24,565	21,732	2,833	13	24,565	21,732	2,833	13
	$177,617	$168,769	$8,848	5%	$159,874	$149,023	$10,851	7%
Retail property operating income increased $2.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in annualized base rent primarily at Lomas Santa Fe Plaza, Carmel Mountain Plaza, Del Monte Center and Waikele Center and decrease in the rental expenses. These increases were partially offset by an increase in real estate tax expense and the sale of Rancho Carmel Plaza on August 6, 2015.
Office property operating income increased $3.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in the percentage leased and higher annualized base rent during the period offset by a decrease in termination fees at Torrey Reserve Campus and increase in real estate taxes at Torrey Reserve Campus. Same-store office property operating income increased $4.6 million due to an increase in the percentage leased and higher annualized base rent during the period offset by an increase in real estate taxes at The Landmark at One Market.
Multifamily property operating income increased $0.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher average base rent per leased unit for 2015 compared to 2014. These increases were offset by rental expenses at Hassalo on Eighth, which was completed and became available for occupancy during the third and fourth quarters of 2015.
Mixed-use property operating income increased $2.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in occupancy and average revenue per available room during the period.
Other
General and administrative. General and administrative expenses increased $1.5 million, or 8%, to $20.1 million for the year ended December 31, 2015, compared to $18.5 million for the year ended December 31, 2014. This increase was primarily due to higher personnel costs during the year ended December 31, 2015, which include business transition costs incurred during the period associated with the resignation of our former President and Chief Executive Officer, John W. Chamberlain.
Depreciation and amortization. Depreciation and amortization expense decreased $3.2 million, or 5%, to $63.4 million for the year ended December 31, 2015, compared to $66.6 million for the year ended December 31, 2014. This decrease was primarily due to the accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the hotel's 2014 room refresh offset by an increase in depreciation for Hassalo on Eighth Multifamily buildings which were placed into service during the third and fourth quarters of 2015.
Interest expense. Interest expense decreased $5.7 million, or 11%, to $47.3 million for the year ended December 31, 2015 compared with $53.0 million for the year ended December 31, 2014. This decrease was primarily due to the payments of the outstanding mortgages encumbering Waikele Center during the fourth quarter of 2014, The Shops at Kalakaua and Del Monte Center during the first quarter of 2015, The Landmark at One Market during the second quarter of 2015 and an increase in capitalized interest related to our redevelopment properties.
Gain on sale of real estate. Gain on sale of real estate of $7.1 million during the period relates to our sale of Rancho Carmel Plaza on August 6, 2015.
Other Income (Expense), Net. Other income (expense), net increased $0.5 million, or 122%, to other expense, net of $0.1 million for the year ended December 31, 2015 compared to other income, net of $0.4 million for the year ended December 31, 2014, primarily due to a net termination fee earned on a canceled acquisition during the second quarter of 2014.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
The following summarizes the historical results of operations for the year ended December 31, 2014 compared to our consolidated results of operations for the year ended December 31, 2013. As of December 31, 2014 and 2013, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2014 and 2013, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,		Change	%
	2014	2013
Revenues
Rental income	$246,078	$242,757	$3,321	1%
Other property income	13,922	12,300	1,622	13
Total property revenues	260,000	255,057	4,943	2
Expenses
Rental expenses	68,267	68,608	(341)	—
Real estate taxes	22,964	21,378	1,586	7
Total property expenses	91,231	89,986	1,245	1
Net operating income	168,769	165,071	3,698	2
General and administrative	(18,532)	(17,195)	(1,337)	8
Depreciation and amortization	(66,568)	(66,775)	207	—
Interest expense	(52,965)	(58,020)	5,055	(9)
Other income (expense), net	441	(487)	928	(191)
Net income	31,145	22,594	8,551	38
Net income attributable to restricted shares	(374)	(536)	162	(30)
Net income attributable to unitholders in the Operating Partnership	(9,015)	(6,838)	(2,177)	32
Net income attributable to American Assets Trust, Inc. stockholders	$21,756	$15,220	$6,536	43%
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

(1)
For this table and tables following, the same-store portfolio excludes Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period and land held for development.

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
Multifamily rental revenue increased $0.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to an increase in average occupancy to 97.1% from 96.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was also attributed to an increase in average base rent per unit to $1,463 from $1,405 for the year ended December 31, 2014 compared to the year ended December 31, 2013.
The rental revenue for our mixed-use segment represents rental revenue recognized for minimum base rent, cost reimbursements, percentage rents and other rents charged to retail tenants and rental of hotel rooms. Mixed-use rental revenue decreased $0.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a decrease in hotel average occupancy from 87.2% for the year ended December 31, 2013 to 79.8% for the year ended December 31, 2014. The decrease in average occupancy resulted from a room refresh of both hotel towers which was completed during the second and fourth quarters of the year ended December 31, 2014. This decrease was partially offset by an increase in the average daily rate from $299.24 for the year ended December 31, 2013 to $315.36 for the year ended December 31, 2014. Additionally, rental revenues derived from our mixed-use retail property increased due to an increase in both the percentage leased and annualized base rent per square foot for the year ended December 31, 2014 compared to the year ended December 31, 2013.
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
Rental Expenses. Rental expenses decreased $0.3 million, to $68.3 million for the year ended December 31, 2014, compared to $68.6 million for the year ended December 31, 2013. Rental expense by segment was as follows (dollars in thousands):

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
Mixed-use rental expenses decreased $1.0 million or the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a decrease in the variable expenses of our hotel operations, such as food and beverage, room expenses and repairs and maintenance during the year ended December 31, 2014, which was itself attributable to a decrease in occupancy at the hotel portion of our mixed-use property.

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
Multifamily real estate taxes increased $0.1 million or the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to refunds received during 2013 at the multifamily properties for successful appeals of property value reductions.
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
Mixed-use property operating income increased $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in the retail portion of our mixed use property as the result of an increase in percentage leased and annual base rent per leased square foot. This increase was partially offset by a decrease in the hotel portion of our mixed use property primarily due to a decrease in hotel occupancy which in turn was due to the room refresh of both hotel towers completed during the second and fourth quarters of the year ended December 31, 2014.
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
Interest expense. Interest expense decreased $5.1 million, or 9%, to $53.0 million for the year ended year ended December 31, 2014 compared with $58.0 million for the year ended December 31, 2013. This decrease was primarily due to the capitalization of interest costs related to our redevelopment and development construction activities during the year ended December 31, 2014 and the payment of the outstanding mortgages encumbering Alamo Quarry Market and Waikele Center during the fourth quarter of 2013 and the fourth quarter of 2014, respectively.
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

As of December 31, 2015, the company owned an approximate 71.7% partnership interest in the Operating Partnership. The remaining 28.3% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2015, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On May 6, 2013, the company entered into an at-the-market, or ATM, equity program with four sales agents under which the company may from time to time offer and sell shares of common stock having an aggregate offering price of up to $150.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. The company completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, the company entered into a new ATM equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million. As of December 31, 2015, the company has issued 5,063,970 shares of common stock at a weighted average price per share of $36.22 for gross cash proceeds of $183.4 million. The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2015, the company had the capacity to issue up to an additional $216.6 million in shares of common stock under the active ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the active ATM equity program.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements to pay scheduled debt maturities and to fund property acquisitions and capital improvements with net cash from operations, long-term secured and unsecured indebtedness and, if necessary, the issuance of equity and debt securities. We also may fund property acquisitions and capital improvements using our amended and restated credit facility pending permanent financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt, noting that during the third quarter of 2015, the Company obtained investment grade credit ratings from Moody’s Investors Service (Baa3), Standard & Poor’s Ratings Services (BBB-) and Fitch Ratings, Inc. (BBB), and the issuance of additional equity. However, we cannot be assured that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
Our overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of developments. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment, partly as a result of an additional 88,000 square feet of office space under development at Torrey Point, which we expect to complete during 2017 and in which we expect to invest an additional approximate $40.4 million. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our amended and restated credit facility.

We intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. In the short and long term, we may seek to obtain funds through the issuance of additional equity, unsecured and/or secured debt financings, and property dispositions that are consistent with this conservative structure.

We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2015 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,034,002	$113,974	$190,139	$75,224	$142,662	$51,003	$461,000
Interest payments	211,277	46,335	38,623	30,754	23,939	21,040	50,586
Operating lease (1) (2)	43,091	2,096	3,097	3,167	3,240	3,315	28,176
Tenant-related commitments	13,947	13,707	—	240	—	—	—
Construction-related commitments	31,150	25,512	5,638	—	—	—	—
Total	$1,333,467	$201,624	$237,497	$109,385	$169,841	$75,358	$539,762

(1)
Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period at the stated rate for February 2017 of $61,690.

(2)
Lease payments on The Landmark at One Market lease will be equal to fair rental value from July 2021 through the end of the options lease term. In the table, we have shown the option lease payments for this period based on the stated rate for the month of June 2021 of $217,744.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Cash and cash equivalents were $39.9 million and $59.4 million at December 31, 2015 and 2014, respectively.
Net cash provided by operating activities increased $5.1 million to $110.7 million for the year ended December 31, 2015, compared to $105.6 million for the year ended December 31, 2014. The increase was primarily the result of an increase in cash net operating income from office and retail properties due to an increase in the percentage leased and a decrease in interest expense due to increased capitalized interest related to our development and redevelopment activities at Torrey Reserve Campus, Lloyd District Portfolio and Torrey Point.
Net cash used in investing activities decreased $25.5 million to $127.3 million for the year ended December 31, 2015, compared to $152.8 million for the year ended December 31, 2014. This decrease was primarily attributable to a decrease in capital expenditures of our development and redevelopment activities at Torrey Reserve Campus and Lloyd District Portfolio, which were completed in 2015, and proceeds from the sale of Rancho Carmel Plaza on August 6, 2015.
Net cash used by financing activities was $2.9 million for the year ended December 31, 2015 compared to net cash provided in financing activities of $57.6 million for the year ended December 31, 2014. The decrease in cash provided by financing activities is primarily due to repayment of our secured notes payable at The Shops at Kalakaua, The Landmark at One Market and Del Monte Center, partially offset by proceeds from the issuance of Senior Guaranteed Notes, Series B and Series C. The decrease is also attributed to less proceeds from the issuance of common stock under the ATM equity program.
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
Net cash used in investing activities increased $94.5 million to $152.8 million for the year ended December 31, 2014, compared to $58.3 million for the year ended December 31, 2013. The increase was primarily attributable to an increase in our 2014 capital expenditures of $89.0 million related to our development and redevelopment activities primarily at our Torrey Reserve Campus and Lloyd District Portfolio.
Net cash used in financing activities was $57.6 million for the year ended December 31, 2014, compared to net cash provided by financing activities of $28.0 million for the year ended December 31, 2013. The increase in cash provided by financing activities of $85.6 million is primarily related to the net increase in proceeds of $78.8 million from the issuance of common stock under the ATM equity program. In addition, the net proceeds from debt financing activities increased $15.0 million due to the issuance of the term loan and senior guaranteed notes payable, which was partially offset by the repayment of the unsecured line of credit under the revolver loans and secured notes payable. The increase was also partially offset by the increase in dividends paid to common stock and unitholders, which increased $4.8 million to $54.3 million for the year ended December 31, 2014 compared to $49.5 million for the year ended December 31, 2013.
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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2015, 2014 and 2013 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net operating income	$177,617	$168,769	$165,071
General and administrative	(20,074)	(18,532)	(17,195)
Depreciation and amortization	(63,392)	(66,568)	(66,775)
Interest expense	(47,260)	(52,965)	(58,020)
Gain on sale of real estate	7,121	—	—
Other income (expense), net	(97)	441	(487)
Net income	$53,915	$31,145	$22,594
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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2015, 2014 and 2013 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2015	2014	2013
Net income	$53,915	$31,145	$22,594
Plus: Real estate depreciation and amortization	63,392	66,568	66,775
Less: Gain on sale of real estate	(7,121)	—	—
Funds from operations, as defined by NAREIT	$110,186	$97,713	$89,369
Less: Nonforfeitable dividends on incentive stock awards	(159)	(137)	(357)
FFO attributable to common stock and units	$110,027	$97,576	$89,012
FFO per diluted share/unit	$1.76	$1.62	$1.54
Weighted average number of common shares and units, diluted (1)	62,342,953	60,256,335	57,726,012

(1)
For the years ended December 31, 2015, 2014 and 2013 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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

We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2015, we were party to an interest rate swap agreement that effectively fixed the rate on the $100.0 million term loan at 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. In addition, on August 19, 2014, we entered into a one-month forward-starting swap contract to reduce the interest rate variability exposure of the projected interest cash flows of our then-prospective Series A Notes. The forward-starting swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge. We settled the forward-starting seven year-swap contract on September 19, 2014, resulting in a gain of approximately $1.6 million. This gain is included in accumulated other comprehensive income on the consolidated balance sheets and will be amortized to interest expense over the life of the Series A Notes.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through November 2022) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2015, we had $1,034.0 million of fixed-rate debt outstanding with an estimated fair value of $950.7 million. If interest rates at December 31, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $35.2 million. If interest rates at December 31, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $37.8 million.
Variable Interest Rate Debt
At December 31, 2015, our only variable interest rate debt outstanding was related to our amended and restated credit agreement, of which a $100.0 million term loan was outstanding under our amended and restated credit facility at December 31, 2015. Concurrent with the funding of our term loan, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 19th day of February, 2016.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board, President and Chief Executive Officer	February 19, 2016
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 19, 2016
Robert F. Barton

/s/ LARRY E. FINGER	Director	February 19, 2016
Larry E. Finger

/s/ DUANE A. NELLES	Director	February 19, 2016
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 19, 2016
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 19, 2016
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III-Consolidated Real Estate and Accumulated Depreciation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). American Assets Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Assets Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of American Assets Trust, Inc. and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of American Assets Trust, L.P.

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the "Operating Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, Partners' capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III-Consolidated Real Estate and Accumulated Depreciation. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California
February 19, 2016

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate, at cost
Operating real estate	$2,163,444	$1,931,698
Construction in progress	73,121	195,736
Held for development	9,463	9,390
	2,246,028	2,136,824
Accumulated depreciation	(411,166)	(361,424)
Net real estate	1,834,862	1,775,400
Cash and cash equivalents	39,925	59,357
Restricted cash	11,623	10,994
Accounts receivable, net	7,518	6,727
Deferred rent receivables, net	38,422	35,883
Other assets, net	46,069	53,401
TOTAL ASSETS	$1,978,419	$1,941,762
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$579,743	$812,811
Unsecured notes payable	450,000	250,000
Unsecured line of credit	30,000	—
Accounts payable and accrued expenses	31,821	50,861
Security deposits payable	5,956	5,521
Other liabilities and deferred credits	51,972	55,993
Total liabilities	1,149,492	1,175,186
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 45,407,719 and 43,701,669 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	454	437
Additional paid-in capital	863,432	795,065
Accumulated dividends in excess of net income	(64,066)	(60,291)
Accumulated other comprehensive income	(258)	92
Total American Assets Trust, Inc. stockholders' equity	799,562	735,303
Noncontrolling interests	29,365	31,273
Total equity	828,927	766,576
TOTAL LIABILITIES AND EQUITY	$1,978,419	$1,941,762
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2015	2014	2013
REVENUE:
Rental income	$261,887	$246,078	$242,757
Other property income	13,736	13,922	12,300
Total revenue	275,623	260,000	255,057
EXPENSES:
Rental expenses	73,187	68,267	68,608
Real estate taxes	24,819	22,964	21,378
General and administrative	20,074	18,532	17,195
Depreciation and amortization	63,392	66,568	66,775
Total operating expenses	181,472	176,331	173,956
OPERATING INCOME	94,151	83,669	81,101
Interest expense	(47,260)	(52,965)	(58,020)
Gain on sale of real estate	7,121	—	—
Other income (expense), net	(97)	441	(487)
NET INCOME	53,915	31,145	22,594
Net income attributable to restricted shares	(168)	(374)	(536)
Net income attributable to unitholders in the Operating Partnership	(15,238)	(9,015)	(6,838)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$38,509	$21,756	$15,220
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.87	$0.52	$0.38
Weighted average shares of common stock outstanding - basic	44,439,112	42,041,126	39,539,457
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.86	$0.51	$0.38
Weighted average shares of common stock outstanding - diluted	62,339,163	59,947,474	57,515,810

COMPREHENSIVE INCOME
Net income	$53,915	$31,145	$22,594
Other comprehensive loss - unrealized loss on swap derivative during the period	(238)	(1,448)	—
Other comprehensive income - unrealized gain on forward starting swap	—	1,617	—
Reclassification of amortization of forward starting swap included in interest expense	(231)	(39)	—
Comprehensive income	53,446	31,275	22,594
Comprehensive income attributable to non-controlling interest	(15,119)	(9,053)	(6,838)
Comprehensive income attributable to American Assets Trust, Inc.	$38,327	$22,222	$15,756

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2012	39,664,212	$397	$663,589	$(25,625)	$—	$47,368	$685,729
Net income	—	—	—	15,756		6,838	22,594
Common shares issued	741,452	7	24,903	—		—	24,910
Conversion of operating partnership units	106,326	1	859	—	—	(860)	—
Issuance of restricted stock	5,004	—	—	—	—	—	—
Forfeiture of restricted stock	(4,431)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(34,221)	—	(15,279)	(49,500)
Stock-based compensation	—	—	2,845	—	—	—	2,845
Balance at December 31, 2013	40,512,563	405	692,196	(44,090)	—	38,067	686,578
Net income	—	—	—	22,130	—	9,015	31,145
Common shares issued	3,110,067	31	104,117	—	—	—	104,148
Issuance of restricted stock	216,748	2	(2)	—	—	—	—
Forfeiture of restricted stock	(1,192)	—	—	—	—	—	—
Conversion of operating partnership units	11,852	—	(133)	—	—	133	—
Dividends declared and paid	—	—	—	(38,331)	—	(15,980)	(54,311)
Stock-based compensation	—	—	3,666	—	—	—	3,666
Shares withheld for employee taxes	(148,369)	(1)	(4,779)	—	—	—	(4,780)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,024)	(424)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	—	—	1,144	473	1,617
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(28)	(11)	(39)
Balance at December 31, 2014	43,701,669	437	795,065	(60,291)	92	31,273	766,576
Net income	—	—	—	38,677	—	15,238	53,915
Common shares issued	1,812,451	18	72,818	—	—	—	72,836
Issuance of restricted stock	98,354	1	(1)	—	—	—	—
Forfeiture of restricted stock	(40,687)	—	—	—	—	—	—
Conversion of operating partnership units	5,741	—	67	—	—	(67)	—
Dividends declared and paid	—	—	—	(42,452)	—	(16,960)	(59,412)
Stock-based compensation	—	—	2,877	—	—	—	2,877
Shares withheld for employee taxes	(169,809)	(2)	(7,394)	—	—	—	(7,396)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(184)	(54)	(238)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(166)	(65)	(231)
Balance at December 31, 2015	45,407,719	$454	$863,432	$(64,066)	$(258)	$29,365	$828,927

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$53,915	$31,145	$22,594
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,587)	(4,623)	(4,997)
Depreciation and amortization	63,392	66,568	66,775
Amortization of debt issuance costs and debt fair value adjustments	4,214	4,075	3,932
Gain on sale of real estate	(7,121)	—	—
Stock-based compensation expense	2,877	3,666	2,845
Settlement of forward interest rate swap agreement	—	1,617	—
Other noncash interest expense	(231)	(39)	—
Other, net	878	(95)	848
Changes in operating assets and liabilities
Change in restricted cash	265	1,198	(755)
Change in accounts receivable	(1,011)	279	(45)
Change in other assets	(243)	(107)	(88)
Change in accounts payable and accrued expenses	(1,081)	1,381	1,167
Change in security deposits payable	493	358	307
Change in other liabilities and deferred credits	(36)	188	151
Net cash provided by operating activities	110,724	105,611	92,734
INVESTING ACTIVITIES
Capital expenditures	(134,174)	(144,674)	(55,675)
Proceeds from sale of real estate, net of selling costs	12,259	—	—
Change in restricted cash, reserves for capital improvements	(893)	(3,068)	453
Leasing commissions	(4,461)	(5,098)	(3,032)
Net cash used in investing activities	(127,269)	(152,840)	(58,254)
FINANCING ACTIVITIES
Change in restricted cash	—	—	(1,400)
Repayment of secured notes payable	(235,980)	(142,276)	(95,420)
Proceeds from term loan	—	100,000	—
Proceeds from unsecured line of credit	65,000	—	93,000
Repayment of unsecured line of credit	(35,000)	(93,000)	—
Proceeds from issuance of unsecured notes payable	200,000	150,000	—
Debt issuance costs	(2,881)	(2,141)	—
Proceeds from issuance of common stock, net	72,782	104,107	25,348
Dividends paid to common stock and unitholders	(59,412)	(54,311)	(49,500)
Shares withheld for employee taxes	(7,396)	(4,780)	—
Net cash provided by (used in) financing activities	(2,887)	57,599	(27,972)
Net increase (decrease) in cash and cash equivalents	(19,432)	10,370	6,508
Cash and cash equivalents, beginning of period	59,357	48,987	42,479
Cash and cash equivalents, end of period	$39,925	$59,357	$48,987
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2015	2014

ASSETS
Real estate, at cost
Operating real estate	$2,163,444	$1,931,698
Construction in progress	73,121	195,736
Held for development	9,463	9,390
	2,246,028	2,136,824
Accumulated depreciation	(411,166)	(361,424)
Net real estate	1,834,862	1,775,400
Cash and cash equivalents	39,925	59,357
Restricted cash	11,623	10,994
Accounts receivable, net	7,518	6,727
Deferred rent receivables, net	38,422	35,883
Other assets, net	46,069	53,401
TOTAL ASSETS	$1,978,419	$1,941,762
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable	$579,743	$812,811
Unsecured notes payable	450,000	250,000
Unsecured line of credit	30,000	—
Accounts payable and accrued expenses	31,821	50,861
Security deposits payable	5,956	5,521
Other liabilities and deferred credits	51,972	55,993
Total liabilities	1,149,492	1,175,186
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 17,899,516 and 17,905,257 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	29,446	31,235
General partner's capital, 45,407,719 and 43,701,669 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	799,820	735,211
Accumulated other comprehensive income	(339)	130
Total partners' capital	828,927	766,576
Total capital	828,927	766,576
TOTAL LIABILITIES AND CAPITAL	$1,978,419	$1,941,762

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2015	2014	2013
REVENUE:
Rental income	$261,887	$246,078	$242,757
Other property income	13,736	13,922	12,300
Total revenue	275,623	260,000	255,057
EXPENSES:
Rental expenses	73,187	68,267	68,608
Real estate taxes	24,819	22,964	21,378
General and administrative	20,074	18,532	17,195
Depreciation and amortization	63,392	66,568	66,775
Total operating expenses	181,472	176,331	173,956
OPERATING INCOME	94,151	83,669	81,101
Interest expense	(47,260)	(52,965)	(58,020)
Gain on sale of real estate	7,121	—	—
Other income (expense), net	(97)	441	(487)
NET INCOME	53,915	31,145	22,594
Net income attributable to restricted shares	(168)	(374)	(536)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$53,747	$30,771	$22,058
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.86	$0.51	$0.38
Weighted average units outstanding, basic	62,339,163	59,947,474	57,515,810
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.86	$0.51	$0.38
Weighted average units outstanding, diluted	62,339,163	59,947,474	57,515,810

DISTRIBUTIONS PER UNIT	$0.9475	$0.8925	$0.8500

COMPREHENSIVE INCOME
Net income	$53,915	$31,145	$22,594
Other comprehensive loss - unrealized loss on swap derivative during the period	(238)	(1,448)	—
Other comprehensive income - unrealized gain on forward starting swap	—	1,617	—
Reclassification of amortization of forward starting swap included in interest expense	(231)	(39)	—
Comprehensive income	53,446	31,275	22,594
Comprehensive income attributable to Limited Partners	(15,119)	(9,053)	(6,838)
Comprehensive income attributable to General Partners	$38,327	$22,222	$15,756

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partners' Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2012	18,023,435	$47,368	39,664,212	$638,361	$—	$685,729
Net income	—	6,838	—	15,756	—	22,594
Contributions from American Assets Trust, Inc.	—	—	741,452	24,910	—	24,910
Conversion of operating partnership units	(106,326)	(860)	106,326	860	—	—
Issuance of restricted units	—	—	5,004	—	—	—
Forfeiture of restricted units	—	—	(4,431)	—	—	—
Distributions	—	(15,279)	—	(34,221)	—	(49,500)
Stock-based compensation	—	—	—	2,845	—	2,845
Balance at December 31, 2013	17,917,109	38,067	40,512,563	648,511	—	686,578
Net income	—	9,015	—	22,130	—	31,145
Contributions from American Assets Trust, Inc.	—	—	3,110,067	104,148	—	104,148
Conversion of operating partnership units	(11,852)	133	11,852	(133)	—	—
Issuance of restricted units	—	—	216,748	—	—	—
Forfeiture of restricted units	—	—	(1,192)	—	—	—
Distributions	—	(15,980)	—	(38,331)	—	(54,311)
Stock-based compensation	—	—	—	3,666	—	3,666
Shares withheld for employee taxes	—	—	(148,369)	(4,780)	—	(4,780)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,448)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	—	—	1,617	1,617
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(39)	(39)
Balance at December 30, 2014	17,905,257	31,235	43,701,669	735,211	130	766,576
Net income	—	15,238	—	38,677	—	53,915
Contributions from American Assets Trust, Inc.	—	—	1,812,451	72,836	—	72,836
Conversion of operating partnership units	(5,741)	(67)	5,741	67	—	—
Issuance of restricted units	—	—	98,354	—	—	—
Forfeiture of restricted units	—	—	(40,687)	—	—	—
Distributions	—	(16,960)	—	(42,452)	—	(59,412)
Stock-based compensation	—	—	—	2,877	—	2,877
Units withheld for employee taxes	—	—	(169,809)	(7,396)	—	(7,396)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(238)	(238)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(231)	(231)
Balance at December 31, 2015	17,899,516	$29,446	45,407,719	$799,820	$(339)	$828,927

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$53,915	$31,145	$22,594
Adjustments to reconcile income from operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,587)	(4,623)	(4,997)
Depreciation and amortization	63,392	66,568	66,775
Amortization of debt issuance costs and debt fair value adjustments	4,214	4,075	3,932
Gain on sale of real estate	(7,121)	—	—
Stock-based compensation expense	2,877	3,666	2,845
Settlement of forward interest rate swap agreement	—	1,617	—
Other noncash interest expense	(231)	(39)	—
Other, net	878	(95)	848
Changes in operating assets and liabilities
Change in restricted cash	265	1,198	(755)
Change in accounts receivable	(1,011)	279	(45)
Change in other assets	(243)	(107)	(88)
Change in accounts payable and accrued expenses	(1,081)	1,381	1,167
Change in security deposits payable	493	358	307
Change in other liabilities and deferred credits	(36)	188	151
Net cash provided by operating activities	110,724	105,611	92,734
INVESTING ACTIVITIES
Capital expenditures	(134,174)	(144,674)	(55,675)
Proceeds from sale of real estate, net of selling costs	12,259	—	—
Change in restricted cash, reserves for capital improvements	(893)	(3,068)	453
Leasing commissions	(4,461)	(5,098)	(3,032)
Net cash used in investing activities	(127,269)	(152,840)	(58,254)
FINANCING ACTIVITIES
Change in restricted cash	—	—	(1,400)
Repayment of secured notes payable	(235,980)	(142,276)	(95,420)
Proceeds from term loan	—	100,000	—
Proceeds from unsecured line of credit	65,000	—	93,000
Repayment of unsecured line of credit	(35,000)	(93,000)	—
Proceeds from issuance of unsecured notes payable	200,000	150,000	—
Debt issuance costs	(2,881)	(2,141)	—
Contributions from American Assets Trust, Inc.	72,782	104,107	25,348
Distributions	(59,412)	(54,311)	(49,500)
Shares withheld for employee taxes	(7,396)	(4,780)	—
Net cash provided by (used in) financing activities	(2,887)	57,599	(27,972)
Net increase (decrease) in cash and cash equivalents	(19,432)	10,370	6,508
Cash and cash equivalents, beginning of period	59,357	48,987	42,479
Cash and cash equivalents, end of period	$39,925	$59,357	$48,987
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
We are a vertically integrated and self-administered REIT with 131 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units and square footage or acres; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2015, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2015, we owned land at five of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Solana Beach – Highway 101 – Land
Torrey Point (formerly Sorrento Pointe) – Construction in Progress
Torrey Reserve – Construction in Progress
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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow information
Total interest costs incurred	$54,829	$58,455	$60,133
Interest capitalized	$7,569	$5,490	$2,113
Interest expense	$47,260	$52,965	$58,020
Cash paid for interest, net of amounts capitalized	$42,691	$48,032	$54,345
Cash paid for income taxes	$633	$404	$901
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(14,733)	$9,908	$5,001
Accrued leasing commissions	$(901)	$763	$1,385
Accrued placement fees for senior guaranteed notes payable	$—	$750	$—
Reduction to capital for prepaid equity financing costs	$54	$40	$437
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.7 million, $3.4 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2015 and December 31, 2014, our allowance for doubtful accounts was $0.5 million and $0.8 million, respectively, and our allowance for deferred rent receivables was $1.3 million and $1.2 million, respectively. Total bad debt expense was $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2015, 2014 and 2013, real estate depreciation expense was $54.2 million, $56.0 million and $52.0 million, respectively.
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
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. We had no hedging instruments outstanding during 2013. Concurrent with the closing of the amended and restated

credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio (see Note 8).
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2015 and December 31, 2014, we had $32.8 million and $32.4 million, respectively, in excess of the FDIC insured limit. At December 31, 2015 and December 31, 2014, we had $0.1 million and $20.0 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. Activity for accounts related to real estate tax and insurance expenditures is classified as operating activities in the statement of cash flows. Changes in reserves for capital improvements are classified as investing activities in the statement of cash flows. At December 31, 2015 and 2014, we had $11.6 million and $11.0 million, respectively, in restricted cash.
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
Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” For the years ended December 31, 2015, 2014 and 2013 there were no early extinguishments of debt or write offs of debt issuance costs.
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2014 and December 31, 2015 we had no investments in real estate joint ventures, and accordingly we had no VIEs which needed to be consolidated.
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
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity's operations and financial results. This pronouncement is effective in 2015, however, calendar year-end companies may early adopt during the first quarter of 2014. We have chosen to early adopt this pronouncement and it became effective for us in the first quarter of 2014. The adoption of this pronouncement resulted in the gain on sale of real estate of $7.1 million for the year ended December 31, 2015 included in continuing operations as opposed to discontinued operations under the previous standard.
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

In February 2015, the FASB issued an ASU that requires reporting entities to evaluate whether they should consolidate certain legal entities. The ASU modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU using: (i) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (ii) by applying the amendments retrospectively. We do not expect the adoption of this pronouncement to have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued an ASU that requires reporting entities to present debt issuance cost related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The ASU requires the amortization of debt issuance costs presented as interest expense. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. We do not expect the adoption of this pronouncement to have a significant impact on our consolidated financial statements.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2015
Land	$245,588	$143,575	$24,696	$76,635	$490,494
Buildings	500,075	665,431	210,093	125,860	1,501,459
Land improvements	40,203	8,273	3,280	2,363	54,119
Tenant improvements	54,993	63,880	—	1,846	120,719
Furniture, fixtures, and equipment	491	1,265	7,638	5,671	15,065
Construction in progress	20,817	41,669	1,649	37	64,172	(1)
	862,167	924,093	247,356	212,412	2,246,028
Accumulated depreciation	(223,274)	(127,320)	(38,626)	(21,946)	(411,166)
Net real estate	$638,893	$796,773	$208,730	$190,466	$1,834,862
December 31, 2014
Land	$248,386	$143,575	$25,507	$76,635	$494,103
Buildings	500,088	621,343	42,270	125,798	1,289,499
Land improvements	39,999	8,273	3,085	2,363	53,720
Tenant improvements	50,504	56,127	—	1,679	108,310
Furniture, fixtures, and equipment	491	750	5,832	5,383	12,456
Construction in progress	5,327	31,878	141,205	326	178,736	(1)
	844,795	861,946	217,899	212,184	2,136,824
Accumulated depreciation	(205,339)	(104,092)	(35,431)	(16,562)	(361,424)
Net real estate	$639,456	$757,854	$182,468	$195,622	$1,775,400

(1) Land related to held for development and construction in progress is included in the Held for Development and Construction in Progress classifications on the consolidated balance sheets.

Dispositions
On August 6, 2015, we sold Rancho Carmel Plaza. The property is located in San Diego, California and was previously included in our retail segment. The sales price of this property of approximately $12.7 million, less costs to sell, resulted in net proceeds to us of approximately $12.3 million. Accordingly, we recorded a gain on sale of approximately $7.1 million for the year ended December 31, 2015.
NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2015	December 31, 2014
In-place leases	$52,289	$53,967
Accumulated amortization	(38,425)	(35,336)
Above market leases	22,201	22,500
Accumulated amortization	(18,864)	(17,397)
Acquired lease intangible assets, net	$17,201	$23,734
Below market leases	$68,973	$70,013
Accumulated accretion	(30,806)	(27,161)
Acquired lease intangible liabilities, net	$38,167	$42,852

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) includes net amortization from acquired above and below market leases of $2.9 million, $2.8 million and $2.4 million in 2015, 2014 and 2013, respectively. The remaining weighted-average amortization period as of December 31, 2015, is 2.0 years, 0.7 years and 7.8 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $17.5 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 9.8 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization of in-place leases	$(4,767)	$(5,903)	$(9,120)
Amortization of above market leases	(1,767)	(2,296)	(4,052)
Amortization of below market leases	4,686	5,057	6,440
Net loss	$(1,848)	$(3,142)	$(6,732)
As of December 31, 2015, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2016	$3,931	$1,248	$4,605
2017	3,189	932	4,235
2018	1,893	628	3,572
2019	1,452	319	3,481
2020	909	99	2,917
Thereafter	2,490	111	19,357
	$13,864	$3,337	$38,167

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of our deferred compensation liability and interest rate swap liability. We measure the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2015 and 2014. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$929	$—	$929	$—	$981	$—	$981
Interest rate swap liability	$—	$1,686	$—	$1,686	$—	$1,448	$—	$1,448
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 3.5% to 6.4%.
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

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$579,743	$592,956	$812,811	$850,475
Unsecured term loan	$100,000	$100,000	$100,000	$100,000
Unsecured senior guaranteed notes	$350,000	$357,779	$150,000	$154,560
Unsecured line of credit	$30,000	$30,000	$—	$—

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Leasing commissions, net of accumulated amortization of $23,565 and $20,659 respectively	$18,952	$19,484
Acquired above market leases, net	3,337	5,103
Acquired in-place leases, net	13,864	18,631
Lease incentives, net of accumulated amortization of $3,341 and $2,960, respectively	509	740
Other intangible assets, net of accumulated amortization of $1,904 and $1,590, respectively	941	453
Debt issuance costs, net of accumulated amortization of $4,648 and $4,147, respectively	4,130	5,361
Prepaid expenses, deposits and other	4,336	3,629
Total other assets	$46,069	$53,401
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Acquired below market leases, net	$38,167	$42,852
Prepaid rent and deferred revenue	8,203	7,288
Interest rate swap liability	1,686	1,448
Straight-line rent liability	2,319	2,533
Deferred rent expense and lease intangible	434	584
Deferred compensation	929	981
Deferred tax liability	174	219
Other liabilities	60	88
Total other liabilities and deferred credits, net	$51,972	$55,993
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2015 and December 31, 2014 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2015	December 31, 2014	as of December 31, 2015
The Shops at Kalakaua (1)(2)	—	19,000	—%	May 1, 2015
The Landmark at One Market (1)(3)	—	133,000	—%	July 5, 2015
Del Monte Center (1)(4)	—	82,300	—%	July 8, 2015
First & Main (1)	84,500	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	35,920	36,376	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (5)	20,749	21,075	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (5)	6,995	7,101	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (5)	11,119	11,302	5.91%	June 1, 2020
Solana Beach Towne Centre (5)	37,065	37,675	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
Total	584,002	819,983
Unamortized fair value adjustment	(4,259)	(7,172)
Total Secured Notes Payable	$579,743	$812,811

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on February 2, 2015.

(3)	Loan repaid in full, without premium or penalty, on April 6, 2015.

(4)	Loan repaid in full, without premium or penalty, on February 6, 2015.

(5)	Principal payments based on a 30-year amortization schedule.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2015 and December 31, 2014 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2015	December 31, 2014	as of December 31, 2015
Term Loan	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	—	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	—	4.50%		April 1, 2025
Total Unsecured Notes Payable	$450,000	$250,000

(1)
The company has entered into an interest rate swap agreement that is intended to fix the interest rate associated with the Term Loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on the Operating Partnership's consolidated leverage ratio.

(2)
The Operating Partnership has an option to extend the Term Loan up to two times, with each such extension for a 12-month period. The foregoing extension options are exercisable by the Operating Partnership subject to the satisfaction of certain conditions.

(3)
The company entered into a one-month forward-starting seven-year swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million (see Note 8). The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2015, the Operating Partnership was in compliance with all loan covenants.

Scheduled principal payments on secured and unsecured notes payable as of December 31, 2015 are as follows (in thousands):

2016	$113,974
2017	190,139
2018	75,224
2019	142,662
2020	51,003
Thereafter	461,000
$1,034,002
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
On January 9, 2014, the company and the Operating Partnership entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then in-place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan"). The amended and restated credit facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At December 31, 2015, $30 million was outstanding under the Revolver Loan.
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
Borrowings under the amended and restated credit facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to the Term Loan), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to the Term Loan), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the credit agreement in place as of December 31, 2013. If American Assets Trust, Inc. obtains an investment-grade debt rating, under the terms set forth in the amended and restated credit facility, the spreads will further improve. For the year-ended December 31, 2015, the weighted average interest rate on the Revolver Loan was 1.54%.
The Revolver Loan initially matures on January 9, 2018, subject to the Operating Partnership's option to extend the Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan initially matures on January

9, 2016, subject to our option to extend the Term Loan up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions. Effective as of January 8, 2016, the Operating Partnership exercised the first of three options to extend the maturity date of the Term Loan to January 9, 2017.
Concurrent with the closing of the amended and restated credit facility, the Operating Partnership drew down on the entirety of the $100 million Term Loan remains outstanding and is included in unsecured notes payable as discussed above.
Additionally, the amended and restated credit facility includes a number of financial covenants, including:

•	A maximum leverage ratio (defined as total indebtedness net of certain cash and cash equivalents to total asset value) of 60%,

•	A maximum secured leverage ratio (defined as total secured debt to secured total asset value) of 40%,

•	A minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,

•	A minimum unsecured interest coverage ratio of 1.75x,

•	A maximum unsecured leverage ratio of 60%,

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
As of December 31, 2015, the Operating Partnership was in compliance with all then in-place amended and restated credit facility covenants.
NOTE 8. DERIVATIVE AND HEDGING ACTIVITIES

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
Concurrent with the closing of our amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with our term loan of $100 million at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. The following is a summary of the terms of the interest rate swap as of December 31, 2015 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$1,686
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
NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2015, the Operating Partnership had 17,899,516 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 71.7% of the Operating Partnership at December 31, 2015. The remaining 28.3% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2015, 2014 and 2013, approximately 5,741, 11,852 and 106,326, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended ("the Securities Act"). For the year ended December 31, 2015, we issued 1,612,451 shares of common stock through the ATM equity program at a weighted average price per share of $40.77 for gross proceeds of $65.7 million and paid $0.7 million in sales agent compensation and $0.4 million in additional offering expenses related to the sales of these shares of common stock. As of December 31, 2015, we had the capacity to issue up to an additional $216.6 million in shares of our common stock under our active ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the active ATM equity program.

On March 9, 2015, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Explorer Insurance Company, a California corporation ("EIC"), an entity owned and controlled by Ernest Rady, our Chairman, President and Chief Executive Officer. The Purchase Agreement provided for the sale by us to EIC, in a private placement, of 200,000 shares of our common stock at a purchase price of $40.54 per share, resulting in gross proceeds to us of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Purchase Agreement. These shares were registered on March 27, 2015 by virtue of our filing of a prospectus supplement to our universal shelf registration statement on Form S-3 filed on February 6, 2015.

On September 12, 2014, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Insurance Company of the West, a California corporation ("ICW") which is an insurance company owned and controlled by Ernest Rady. The Purchase Agreement provided for the sale by the company to ICW, in a private placement, of 400,000 shares of the company's common stock at a purchase price of $33.76 per share, resulting in gross proceeds to the company of approximately $13.5 million. The price per share paid by ICW was equal to the closing price of a share of the company's common stock on the New York Stock Exchange on the date of the Purchase Agreement. These shares were registered in connection with the filing of our universal shelf registration statement on Form S-3 ASR on February 6, 2015.

Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2015. Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2015, 2014 and 2013:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2013	$0.2100	January 1, 2013 to March 31, 2013	March 29, 2013
Second Quarter 2013	$0.2100	April 1, 2013 to June 30, 2013	June 28, 2013
Third Quarter 2013	$0.2100	July 1, 2013 to September 30, 2013	September 27, 2013
Fourth Quarter 2013	$0.2200	October 1, 2013 to December 31, 2013	December 27, 2013
First Quarter 2014	$0.2200	January 1, 2014 to March 31, 2014	March 28, 2014
Second Quarter 2014	$0.2200	April 1, 2014 to June 30, 2014	June 27, 2014
Third Quarter 2014	$0.2200	July 1, 2014 to September 30, 2014	September 26, 2014
Fourth Quarter 2014	$0.2325	October 1, 2014 to December 31, 2014	December 26, 2014
First Quarter 2015	$0.2325	January 1, 2015 to March 31, 2015	March 27, 2015
Second Quarter 2015	$0.2325	April 1, 2015 to June 30, 2015	June 26, 2015
Third Quarter 2015	$0.2325	July 1, 2015 to September 30, 2015	September 25, 2015
Fourth Quarter 2015	$0.2500	October 1, 2015 to December 31, 2015	December 23, 2015
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

	Year Ended December 31,
	2015		2014		2013
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.72	75.9%	$0.61	68.9%	$0.83	97.6%
Capital gain	0.04	4.4%	—	—%	—	—%
Return of capital	0.19	19.7%	0.28	31.1%	0.02	2.4%
Total	$0.95	100.0%	$0.89	100.0%	$0.85	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan (the "2011 Plan"), which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2015, 3,093,627 shares of common stock remain available for future issuance.

The following shares of restricted common stock have been issued as of December 31, 2015:

Grant	Price at Grant Date	Number
January 19, 2012 (1)	$11.91 - $12.61	2,000
July 10, 2012 (2)	$25.05	8,015
July 13, 2013 (2)	$31.97	5,004
March 25, 2014 (3)	$28.89 - $31.25	112,119
June 17, 2014 (4)	$34.10	5,864
December 1, 2014 (5)	$36.28 - $36.32	98,765
June 16, 2015 (4)	$39.64	5,044
December 1, 2015 (6)	$13.67 - $26.39	93,310

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

(6)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest on each of November 30, 2016, 2017 and 2018, subject to the employee's continued employment on those dates.

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
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2015:

	2015
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	493,539	$22.01
Granted	98,354	22.11
Vested	(376,462)	18.51
Forfeited	(40,687)	32.78
Balance at end of year	174,744	$27.11
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.9 million, $3.7 million and $2.8 million in noncash compensation expense for the years ended December 31, 2015, 2014 and 2013, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $2.8 million at December 31, 2015, which will be recognized over a weighted-average period of 1.6 years.

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2015, 2014 and 2013, we had a weighted average of approximately 184,545 shares, 430,584 shares and 630,130 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2015, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
The calculation of diluted earnings per unit for the year ended December 31, 2015, 2014, and 2013 does not include 184,545 units, 430,584 units, and 630,130 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
NUMERATOR
Income from operations	$53,915	$31,145	$22,594
Less: Net income attributable to restricted shares	(168)	(374)	(536)
Less: Income from operations attributable to unitholders in the Operating Partnership	(15,238)	(9,015)	(6,838)
Net income attributable to common stockholders—basic	$38,509	$21,756	$15,220
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$38,509	$21,756	$15,220
Plus: Income from operations attributable to unitholders in the Operating Partnership	15,238	9,015	6,838
Net income attributable to common stockholders—diluted	$53,747	$30,771	$22,058
DENOMINATOR
Weighted average common shares outstanding—basic	44,439,112	42,041,126	39,539,457
Effect of dilutive securities—conversion of Operating Partnership units	17,900,051	17,906,348	17,976,353
Weighted average common shares outstanding—diluted	62,339,163	59,947,474	57,515,810

Earnings per common share, basic	$0.87	$0.52	$0.38

Earnings per common share, diluted	$0.86	$0.51	$0.38
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
A deferred tax liability is included in our consolidated balance sheets of $0.2 million as of December 31, 2015 and 2014, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
Federal	$305	$190	$370
State	35	284	362
Deferred:
Federal	$—	$—	$(47)
State	(45)	(14)	(40)
Provision for income taxes	$295	$460	$645
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
Commitments
At The Landmark at One Market, we lease, as lessee, a building adjacent to The Landmark under an operating lease effective through June 30, 2021, which we have the option to extend until 2031 by way of two five-year extension options.
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

Current minimum annual payments under the leases are as follows, as of December 31, 2015 (in thousands):

2016	$2,096
2017	3,097	(1)
2018	3,167
2019	3,240
2020	3,315
Thereafter	28,176	(2)
Total	$43,091

(1)
Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

(2)
Lease payments on The Landmark at One Market lease will be equal to fair rental value from July 2021 through the end of the options lease term. In the table, we have shown the option lease payments for this period based on the stated rate for the month of June 2021 of $217,744.

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.8 million based on operating performance through December 31, 2015.
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
As of December 31, 2015, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Eleven of our consolidated properties, representing 28.7% of our total revenue for the year ended December 31, 2015, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 21.7% of total revenues for the year ended December 31, 2015.
Tenants in the retail industry accounted for 35.8% and 37.0% of total revenues for the years December 31, 2015 and 2014, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 15.0% and 15.6% of total revenues for the years ended December 31, 2015 and 2014, respectively.
Tenants in the office industry accounted for 35.4% and 35.6% of total revenues for the years December 31, 2015 and 2014, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
For the years ended December 31, 2015 and 2014, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2015, salesforce.com, inc. at The Landmark at One Market accounted for 7.9% of total annualized base rent. Three other tenants (Autodesk, Inc., Kmart, and Lowe's) comprise 8.7% of our total annualized base rent at December 31, 2015, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2015 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 13. OPERATING LEASES
At December 31, 2015, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2015, we had approximately 804 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we had approximately 1,038 leases with residential tenants at December 31, 2015, excluding Santa Fe Park RV Resort.
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

As of December 31, 2015, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2016	$167,417
2017	156,368
2018	123,262
2019	87,738
2020	65,087
Thereafter	181,245
Total	$781,117
The above future minimum rentals exclude residential leases, which are typically range from seven to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Minimum rents
Retail	$72,999	$70,573	$69,374
Office	87,125	82,018	81,845
Multifamily	18,137	15,732	14,926
Mixed-Use	10,313	10,004	9,549
Cost reimbursement	30,796	29,052	27,583
Percentage rent	2,834	3,107	2,655
Hotel revenue	38,191	33,911	35,137
Other	1,492	1,681	1,688
Total rental income	$261,887	$246,078	$242,757
Minimum rents include $2.7 million, $1.9 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $2.9 million, $2.8 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rental operating	$27,611	$26,371	$26,028
Hotel operating	23,112	21,488	22,115
Repairs and maintenance	11,503	10,600	10,514
Marketing	2,104	1,623	1,547
Rent	2,511	2,452	2,442
Hawaii excise tax	4,408	3,981	4,153
Management fees	1,938	1,752	1,809
Total rental expenses	$73,187	$68,267	$68,608

NOTE 15. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest and investment income	$90	$155	$148
Income tax expense	(295)	(460)	(645)
Other non-operating income	108	746	10
Total other income (expense)	$(97)	$441	$(487)

NOTE 16. RELATED PARTY TRANSACTIONS
At Torrey Reserve Campus, we lease space to ICW, an entity owned and controlled by Ernest Rady. Rental revenue recognized on the leases of $2.2 million, $2.2 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium is approximately $0.4 million for the period July 1, 2014 through July 1, 2015. We renewed this policy with ICW on July 1, 2015 and the premium is approximately $0.2 million for the period July 1, 2015 through July 1, 2016.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady. For the years ending December 31, 2015, 2014 and 2013, we incurred approximately $0.2 million, $0.1 million and $0.1 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
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

On September 12, 2014, the company entered into a common stock Purchase Agreement with ICW. The Purchase Agreement provides for the sale by the company to ICW, in a private placement, of 400,000 shares of common stock at a price of $33.76 per share, resulting in gross proceeds to the company of approximately $13.5 million. See Note 10.
As of December 31, 2015, Mr. Rady and his affiliates owned approximately 10.1% of our outstanding common stock and 23.5% of our outstanding common units, which together represent an approximate 33.6% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.0 million, $1.1 million and $1.1 million were made for the years ended December 31, 2015, 2014 and 2013 and included in rental expenses on the statements of income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Retail
Property revenue	$98,795	$96,140	$93,449
Property expense	(25,672)	(25,451)	(23,900)
Segment profit	73,123	70,689	69,549
Total Office
Property revenue	97,651	92,474	90,527
Property expense	(28,843)	(27,003)	(26,688)
Segment profit	68,808	65,471	63,839
Total Multifamily
Property revenue	19,455	16,976	16,125
Property expense	(8,334)	(6,099)	(5,917)
Segment profit	11,121	10,877	10,208
Total Mixed-Use
Property revenue	59,722	54,410	54,956
Property expense	(35,157)	(32,678)	(33,481)
Segment profit	24,565	21,732	21,475
Total segments’ profit	$177,617	$168,769	$165,071

 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total segments' profit	$177,617	$168,769	$165,071
General and administrative	(20,074)	(18,532)	(17,195)
Depreciation and amortization	(63,392)	(66,568)	(66,775)
Interest expense	(47,260)	(52,965)	(58,020)
Gain on sale of real estate	7,121	—	—
Other income (expense), net	(97)	441	(487)
Net income	53,915	31,145	22,594
Net income attributable to restricted shares	(168)	(374)	(536)
Net income attributable to unitholders in the Operating Partnership	(15,238)	(9,015)	(6,838)
Net income attributable to American Assets Trust, Inc. stockholders	$38,509	$21,756	$15,220
The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2015	December 31, 2014
Net real estate
Retail	$638,893	$639,456
Office	796,773	757,854
Multifamily	208,730	182,468
Mixed-Use	190,466	195,622
	$1,834,862	$1,775,400
Secured Notes Payable (1)
Retail	$60,065	$161,975
Office	292,183	426,254
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$584,002	$819,983
Capital Expenditures (2)
Retail	$7,393	$8,671
Office	49,049	34,577
Multifamily	81,559	101,392
Mixed-Use	634	5,132
	$138,635	$149,772

(1)	Excludes unamortized fair market value adjustment of $4.3 million and $7.2 million as of December 31, 2015 and 2014, respectively.

(2)	Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2015 and 2014 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$71,530	$71,289	$66,769	$66,035
Operating income	23,893	23,510	23,504	23,244
Net income	11,226	19,026	12,284	11,379
Net income attributable to restricted shares	(53)	(32)	(40)	(43)
Net income attributable to unitholders in the Operating Partnership	(2,961)	(5,432)	(3,536)	(3,309)
Net income attributable to American Assets Trust, Inc. stockholders	$8,212	$13,562	$8,708	$8,027
Net income per share attributable to common stockholders - basic and diluted	$0.18	$0.30	$0.20	$0.18

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$66,478	$67,343	$62,199	$63,980
Operating income	22,526	23,036	17,726	20,381
Net income	10,046	9,090	5,351	6,658
Net income attributable to restricted shares	(115)	(95)	(94)	(70)
Net income attributable to unitholders in the Operating Partnership	(2,907)	(2,578)	(1,544)	(1,986)
Net income attributable to American Assets Trust, Inc. stockholders	$7,024	$6,417	$3,713	$4,602
Net income per share attributable to common stockholders - basic and diluted	$0.16	$0.15	$0.09	$0.11

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2015 and 2014 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$71,530	$71,289	$66,769	$66,035
Operating income	23,893	23,510	23,504	23,244
Net income	11,226	19,026	12,284	11,379
Net income attributable to restricted shares	(53)	(32)	(40)	(43)
Net income attributable to American Assets Trust, L.P. unit holders	$11,173	$18,994	$12,244	$11,336
Net income per unit attributable to unit holders - basic and diluted	$0.18	$0.3	$0.2	$0.18

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$66,478	$67,343	$62,199	$63,980
Operating income	22,526	23,036	17,726	20,381
Net income	10,046	9,090	5,351	6,658
Net income attributable to restricted shares	(115)	(95)	(94)	(70)
Net income attributable to American Assets Trust, L.P. unit holders	$9,931	$8,995	$5,257	$6,588
Net income per unit attributable to common unit holders - basic and diluted	$0.16	$0.15	$0.09	$0.11

NOTE 19. SUBSEQUENT EVENTS

On January 29, 2016, we entered into a forward-starting interest rate swap contract with U.S. Bank National Association to reduce the interest rate variability exposure of the projected interest cash flows of our prospective new seven-year term loan (anticipated to close on March 1, 2016).  The forward-starting seven-year swap contract had a notional amount of $100 million, a termination date of March 1, 2023, a fixed pay rate of 1.4485%, a receive rate equal to the one-month LIBOR, with fixed rate payments due monthly commencing April 1, 2016, floating payments due monthly commencing April 1, 2016, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting seven-year swap contract accrual period, March 1, 2016 to March 1, 2023, was designed to match the expected tenor of our prospective new seven-year term loan (anticipated to close on March 1, 2016).

The forward-starting interest rate swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge.

American Assets Trust, Inc.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2015	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2015		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$13,181	$26,816	$122,055	$(45,920)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	11,759	4,200	11,759	(7,210)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	26,896	31,035	83,555	(31,794)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	22,949	27,117	110,814	(49,887)	1967/1984/2006	4/8/2004	35 years
Geary Marketplace	—	8,239	12,353	165	8,238	12,519	(1,222)	2012	12/19/2012	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	11,873	8,620	23,135	(13,874)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	100	14,006	10,904	(3,576)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	37,065	40,980	38,842	2,175	40,980	41,017	(6,652)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	23,000	4,401	—	10,774	4,401	10,774	(6,396)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	59,449	70,643	171,257	(56,553)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	16,889	25,135	207,887	(22,444)	1987	8/21/2012	40 years
First & Main	84,500	14,697	109,739	5,704	14,697	115,443	(17,262)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	7,817	34,575	149,013	(25,437)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	62,580	12,461	130,180	(12,360)	1940-2011/present	7/1/2011	40 years
One Beach Street	21,900	15,332	18,017	2,349	15,332	20,366	(2,666)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	11,119	7,111	17,100	3,616	7,111	20,716	(3,235)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	35,920	7,298	27,887	1,896	7,298	29,783	(4,763)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve:
ICW Plaza	—	4,095	—	41,128	5,408	39,815	(11,998)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	20,749	3,263	—	21,217	4,309	20,171	(9,592)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	32,054	4,226	31,113	(10,927)	1996-1997	6/6/1989	40 years
Pacific VC	6,995	1,413	—	8,251	2,148	7,516	(4,252)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,685	911	1,489	(801)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	7,945	682	7,263	(588)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	3,468	1,017	2,451	(31)	2015	6/6/1989	40 years
Torrey Reserve Land	—	229	—	11,266	2,188	9,307	—	2014-present	6/6/1989	N/A
Imperial Beach Gardens	20,000	1,281	4,820	4,400	1,281	9,220	(7,793)	1959/2008	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	18,539	14,051	35,058	(24,954)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	7,700	2,744	4,540	1,234	2,744	5,774	(2,712)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	824	401	1,752	(1,430)	1971/2007-2008	6/1/1979	30 years
Hassalo on Eighth - Residential	—	—	—	177,074	6,220	170,854	(1,738)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	130,310	45,995	74,943	209	45,995	75,152	(11,690)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	595	30,640	60,624	(10,256)	2008/2014	1/19/2011	35 years
Solana Beach - Highway 101 Land	—	7,847	202	867	8,916	—	(189)	N/A	9/20/2011	N/A
Torrey Point	—	2,073	741	10,129	6,145	6,798	(964)	N/A	5/9/1997	N/A
	$584,002	$453,567	$1,191,344	$601,117	$490,494	$1,755,534	$(411,166)
(1) For Federal tax purposes, the aggregate tax basis is approximately $1.6 billion as of December 31, 2015.

American Assets Trust, Inc.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Real estate assets
Balance, beginning of period	$2,136,824	1,995,417	1,938,676
Additions:
Improvements	119,719	154,594	60,677
Deductions:
Cost of Real Estate Sold	(7,396)	—	—
Other (1)	(3,119)	(13,187)	(3,936)
Balance, end of period	$2,246,028	$2,136,824	$1,995,417
Accumulated depreciation
Balance, beginning of period	$361,424	$318,581	$270,494
Additions—depreciation	54,534	55,159	51,949
Deductions:
Cost of Real Estate Sold	(2,334)	—	—
Other (1)	(2,458)	(12,316)	(3,862)
Balance, end of period	$411,166	$361,424	$318,581

(1)	Other deductions for the years ended December 31, 2015, 2014 and 2013 represent the write-off of fully depreciated assets.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3(2)	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
10.1(3)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(3)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan
10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)
10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.9(3)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011
10.10(1)
Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing by ABW Holdings LLC, as mortgagor, to Column Financial, Inc., as mortgagee, dated as of February 15, 2007

10.11(1)	First Amendment to Mortgage and Other Loan Documents by and among ABW Holdings LLC, American Assets, Inc. Outrigger Enterprises, Inc. and Column Financial, Inc., dated as of October 31, 2007
10.12(1)	Promissory Note by ABW Holdings LLC, as maker, to Column Financial, Inc., dated as of February 15, 2007
10.13(1)
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Loma Palisades, a California general partnership, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as beneficiary, dated as of June 30, 2008

10.14(1)	Multifamily Note by Loma Palisades, a California general partnership, to Wells Fargo Bank, National Association, dated as of June 30, 2008
10.15(3)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.16(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.17(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.18(12)	Amended and Restated Independent Director Compensation Policy
10.19(3)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.20(4)
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

10.21(5)	Deed of Trust and Security Agreement by and between AAT Oregon Office I, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated June 1, 2011
10.22(5)	Promissory Note by AAT Oregon Office I, LLC, as maker, to PNC Bank, National Association, dated June 1, 2011
10.23(6)
First Amendment to Credit Agreement, dated March 7, 2011, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

Exhibit No.	Description
10.24(6)
Second Amendment to Credit Agreement, dated January 10, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.25(7)
Third Amendment to Credit Agreement, dated September 7, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named herein.

10.26(8)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.
10.27(8)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.
10.28(10)	American Assets Trust, Inc. and American Assets Trust, L.P. Incentive Bonus Plan, effective as of October 16, 2013.
10.29(9)
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

10.30(11)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of March 25, 2014.
10.31(11)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.32(11)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.33(11)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.34(11)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.35(12)	Common Stock Purchase Agreement dated as of September 12, 2014 by and between American Assets Trust, Inc. and Insurance Company of the West.
10.36(13)
First Amendment to Amended and Restated Credit Agreement, dated as of October 16, 2014, by and among the company, the Operating Partnership, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein.

10.37(14)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
10.38(15)	Common Stock Purchase Agreement dated as of March 9, 2015 by and between American Assets Trust, Inc. and Explorer Insurance Company.
10.39(16)	General Release by and among American Assets Trust, Inc., American Assets Trust, L.P. and John W. Chamberlain dated September 16, 2015.
21.1*	List of Subsidiaries of American Assets Trust, Inc.
23.1*	Consent of Ernst & Young LLP for American Assets Trust, Inc.
23.2*	Consent of Ernst & Young LLP for American Assets Trust, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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
The company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(5)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.

(6)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.

(10)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2014.

(11)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.

(12)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(13)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(14)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.

(15)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2015.

(16)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015.