Form 10-Q
period 2016-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2016-04-29
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 45,405,906 shares of common stock, par value $0.01 per share, outstanding as of April 29, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2016, American Assets Trust, Inc. owned an approximate 71.7% partnership interest in the Operating Partnership. The remaining 28.3% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,167,426	$2,163,444
Construction in progress	86,189	73,121
Held for development	9,461	9,463
	2,263,076	2,246,028
Accumulated depreciation	(426,076)	(411,166)
Net real estate	1,837,000	1,834,862
Cash and cash equivalents	44,007	39,925
Restricted cash	9,295	11,623
Accounts receivable, net	7,586	7,518
Deferred rent receivables, net	38,633	38,422
Other assets, net	41,305	41,939
TOTAL ASSETS	$1,977,826	$1,974,289
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$494,883	$579,000
Unsecured notes payable, net	545,883	446,613
Unsecured line of credit	20,000	30,000
Accounts payable and accrued expenses	37,014	31,821
Security deposits payable	6,065	5,956
Other liabilities and deferred credits, net	53,580	51,972
Total liabilities	1,157,425	1,145,362
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 45,407,402 and 45,407,719 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	454	454
Additional paid-in capital	864,038	863,432
Accumulated dividends in excess of net income	(67,724)	(64,066)
Accumulated other comprehensive loss	(3,143)	(258)
Total American Assets Trust, Inc. stockholders’ equity	793,625	799,562
Noncontrolling interests	26,776	29,365
Total equity	820,401	828,927
TOTAL LIABILITIES AND EQUITY	$1,977,826	$1,974,289
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Rental income	$67,245	$62,753
Other property income	3,486	3,282
Total revenue	70,731	66,035
EXPENSES:
Rental expenses	18,453	16,620
Real estate taxes	6,633	6,048
General and administrative	4,549	5,016
Depreciation and amortization	17,453	15,107
Total operating expenses	47,088	42,791
OPERATING INCOME	23,643	23,244
Interest expense	(12,946)	(11,795)
Other income (expense), net	24	(70)
NET INCOME	10,721	11,379
Net income attributable to restricted shares	(43)	(43)
Net income attributable to unitholders in the Operating Partnership	(3,027)	(3,309)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$7,651	$8,027

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.17	$0.18
Weighted average shares of common stock outstanding - basic	45,233,873	43,419,762

Earnings per common share, diluted	$0.17	$0.18
Weighted average shares of common stock outstanding - diluted	63,133,389	61,321,447

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.2325

COMPREHENSIVE INCOME
Net income	$10,721	$11,379
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	(3,969)	(943)
Reclassification of amortization of forward-starting swap included in interest expense	(57)	(58)
Comprehensive income	6,695	10,378
Comprehensive income attributable to non-controlling interest	(1,886)	(3,018)
Comprehensive income attributable to American Assets Trust, Inc.	$4,809	$7,360

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2015	45,407,719	$454	$863,432	$(64,066)	$(258)	$29,365	$828,927
Net income	—	—	—	7,694	—	3,027	10,721
Dividends declared and paid	—	—	—	(11,352)	—	(4,475)	(15,827)
Stock-based compensation	—	—	618	—	—	—	618
Shares withheld for employee taxes	(317)	—	(12)	—	—	—	(12)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,844)	(1,125)	(3,969)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(41)	(16)	(57)
Balance at March 31, 2016	45,407,402	$454	$864,038	$(67,724)	$(3,143)	$26,776	$820,401
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$10,721	$11,379
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(964)	(1,353)
Depreciation and amortization	17,453	15,107
Amortization of debt issuance costs and debt fair value adjustments	1,125	1,045
Stock-based compensation expense	618	890
Other noncash interest expense	(57)	(58)
Other, net	(1,403)	180
Changes in operating assets and liabilities
Change in restricted cash	2,471	943
Change in accounts receivable	12	874
Change in other assets	(698)	(1,143)
Change in accounts payable and accrued expenses	4,718	4,145
Change in security deposits payable	108	353
Change in other liabilities and deferred credits	156	148
Net cash provided by operating activities	34,260	32,510
INVESTING ACTIVITIES
Capital expenditures	(17,135)	(44,125)
Change in restricted cash	(143)	(201)
Leasing commissions	(617)	(843)
Net cash used in investing activities	(17,895)	(45,169)
FINANCING ACTIVITIES
Repayment of secured notes payable	(84,941)	(101,729)
Proceeds from term loan	100,000	—
Proceeds from unsecured line of credit	10,000	20,000
Repayment of unsecured line of credit	(20,000)	—
Proceeds from issuance of unsecured notes payable	—	100,000
Debt issuance costs	(1,503)	(40)
Proceeds from issuance of common stock, net	—	10,272
Dividends paid to common stock and unitholders	(15,827)	(14,350)
Shares withheld for employee taxes	(12)	(6,212)
Net cash (used in) provided by financing activities	(12,283)	7,941
Net increase (decrease) in cash and cash equivalents	4,082	(4,718)
Cash and cash equivalents, beginning of period	39,925	59,357
Cash and cash equivalents, end of period	$44,007	$54,639
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,167,426	$2,163,444
Construction in progress	86,189	73,121
Held for development	9,461	9,463
	2,263,076	2,246,028
Accumulated depreciation	(426,076)	(411,166)
Net real estate	1,837,000	1,834,862
Cash and cash equivalents	44,007	39,925
Restricted cash	9,295	11,623
Accounts receivable, net	7,586	7,518
Deferred rent receivables, net	38,633	38,422
Other assets, net	41,305	41,939
TOTAL ASSETS	$1,977,826	$1,974,289
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$494,883	$579,000
Unsecured notes payable, net	545,883	446,613
Unsecured line of credit	20,000	30,000
Accounts payable and accrued expenses	37,014	31,821
Security deposits payable	6,065	5,956
Other liabilities and deferred credits	53,580	51,972
Total liabilities	1,157,425	1,145,362
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,899,516 and 17,899,516 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	27,998	29,446
General partner's capital, 45,407,402 and 45,407,719 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	796,768	799,820
Accumulated other comprehensive loss	(4,365)	(339)
Total capital	820,401	828,927
TOTAL LIABILITIES AND CAPITAL	$1,977,826	$1,974,289

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Rental income	$67,245	$62,753
Other property income	3,486	3,282
Total revenue	70,731	66,035
EXPENSES:
Rental expenses	18,453	16,620
Real estate taxes	6,633	6,048
General and administrative	4,549	5,016
Depreciation and amortization	17,453	15,107
Total operating expenses	47,088	42,791
OPERATING INCOME	23,643	23,244
Interest expense	(12,946)	(11,795)
Other income (expense), net	24	(70)
NET INCOME	10,721	11,379
Net income attributable to restricted shares	(43)	(43)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$10,678	$11,336

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.17	$0.18
Weighted average units outstanding - basic	63,133,389	61,321,447

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.17	$0.18
Weighted average units outstanding - diluted	63,133,389	61,321,447

DISTRIBUTIONS PER UNIT	$0.25	$0.2325

COMPREHENSIVE INCOME
Net income	$10,721	$11,379
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	(3,969)	(943)
Reclassification of amortization of forward-starting swap included in interest expense	(57)	(58)
Comprehensive income	6,695	10,378
Comprehensive income attributable to Limited Partners	(1,886)	(3,018)
Comprehensive income attributable to General Partner	$4,809	$7,360

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2015	17,899,516	$29,446	45,407,719	$799,820	$(339)	$828,927
Net income	—	3,027	—	7,694	—	10,721
Distributions	—	(4,475)	—	(11,352)	—	(15,827)
Stock-based compensation	—	—	—	618	—	618
Units withheld for employee taxes	—	—	(317)	(12)	—	(12)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(3,969)	(3,969)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(57)	(57)
Balance at March 31, 2016	17,899,516	$27,998	45,407,402	$796,768	$(4,365)	$820,401

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$10,721	$11,379
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(964)	(1,353)
Depreciation and amortization	17,453	15,107
Amortization of debt issuance costs and debt fair value adjustments	1,125	1,045
Stock-based compensation expense	618	890
Other noncash interest expense	(57)	(58)
Other, net	(1,403)	180
Changes in operating assets and liabilities
Change in restricted cash	2,471	943
Change in accounts receivable	12	874
Change in other assets	(698)	(1,143)
Change in accounts payable and accrued expenses	4,718	4,145
Change in security deposits payable	108	353
Change in other liabilities and deferred credits	156	148
Net cash provided by operating activities	34,260	32,510
INVESTING ACTIVITIES
Capital expenditures	(17,135)	(44,125)
Change in restricted cash	(143)	(201)
Leasing commissions	(617)	(843)
Net cash used in investing activities	(17,895)	(45,169)
FINANCING ACTIVITIES
Repayment of secured notes payable	(84,941)	(101,729)
Proceeds from term loan	100,000	—
Proceeds from unsecured line of credit	10,000	20,000
Repayment of unsecured line of credit	(20,000)	—
Proceeds from issuance of unsecured notes payable	—	100,000
Debt issuance costs	(1,503)	(40)
Contributions from American Assets Trust, Inc.	—	10,272
Distributions	(15,827)	(14,350)
Shares withheld for employee taxes	(12)	(6,212)
Net cash (used in) provided by financing activities	(12,283)	7,941
Net increase (decrease) in cash and cash equivalents	4,082	(4,718)
Cash and cash equivalents, beginning of period	39,925	59,357
Cash and cash equivalents, end of period	$44,007	$54,639
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2016
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
We are a full service vertically integrated and self-administered REIT with approximately 137 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2016, we owned or had a controlling interest in 23 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2016, we owned land at five of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
March 31, 2016
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2015.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow information
Total interest costs incurred	$13,489	$14,128
Interest capitalized	$543	$2,333
Interest expense	$12,946	$11,795
Cash paid for interest, net of amounts capitalized	$11,906	$10,459
Cash paid for income taxes	$75	$50
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$171	$205
Accrued leasing commissions	$251	$(166)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our significant accounting policies during the three months ended March 31, 2016.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
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
In February 2015, the FASB issued an ASU that requires reporting entities to evaluate whether they should consolidate certain legal entities. The ASU modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities ("VIEs") and eliminates the presumption that a general partner should consolidate a limited partnership. This affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU using: (i) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (ii) by applying the amendments retrospectively. We adopted this standard during the first quarter of 2016. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Company. As the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Company. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance. In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.
In April 2015, the FASB issued an ASU that requires reporting entities to present debt issuance cost related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The ASU requires the amortization of debt issuance costs presented as interest expense. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. We adopted this standard during the first quarter of 2016, resulting in the presentation of current period and prior period debt issuance costs associated with our secured notes payable, unsecured notes payable and unsecured line of credit as a direct reduction from the carrying amount of the related debt instrument. These costs were previously included in other assets, net in our consolidated balance sheets.
In February 2016, the FASB issued an ASU that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under this ASU is largely unchanged. Leases will be either classified as sales-type, finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the process of evaluating the impact this pronouncement will have on our consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
In-place leases	$52,098	$52,289
Accumulated amortization	(39,267)	(38,425)
Above market leases	22,164	22,201
Accumulated amortization	(19,169)	(18,864)
Acquired lease intangible assets, net	$15,826	$17,201
Below market leases	$68,829	$68,973
Accumulated accretion	(31,835)	(30,806)
Acquired lease intangible liabilities, net	$36,994	$38,167
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

The fair value of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2016 was a liability of $5.7 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three months ended March 31, 2016, the change in valuation on our interest rate swaps were losses of $4.0 million. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$956	$—	$956	$—	$929	$—	$929
Interest rate swaps	$—	$5,654	$—	$5,654	$—	$1,686	$—	$1,686
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.0% to 6.3%.
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

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$494,883	$508,757	$579,000	$592,956
Unsecured term loans, net	$198,290	$200,000	$98,383	$100,000
Unsecured senior guaranteed notes, net	$347,593	$369,379	$348,230	$357,779
Unsecured line of credit	$20,000	$20,000	$30,000	$30,000
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

On January 29, 2016, we entered into a forward-starting interest rate swap contract with U.S. Bank National Association to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective $100 million seven-year term loan.  The forward-starting seven-year swap contract had a notional amount of $100 million, a termination date of March 1, 2023, a fixed pay rate of 1.4485%, and a receive rate equal to the one-month LIBOR, with fixed rate payments due monthly commencing April 1, 2016, floating payments due monthly commencing April 1, 2016, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting seven-year swap contract accrual period, March 1, 2016 to March 1, 2023, was designed to match the expected tenor of our then prospective $100 million seven-year term loan, which successfully closed on March 1, 2016.

On March 23, 2016, we entered into a forward-starting interest rate swap contract with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our prospective incremental $50 million seven-year term loan (anticipated to close on or about May 2, 2016).  The forward-starting seven-year swap contract had a notional amount of $50 million, a termination date of March 1, 2023, a fixed pay rate of 1.4410%, and a receive rate equal to the one-month LIBOR, with fixed rate payments due monthly commencing June 1, 2016, floating payments due monthly commencing June 1, 2016, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting seven-year swap contract accrual period, May 2, 2016 to March 1, 2023, was designed to match the expected tenor of our prospective incremental $50 million seven-year term loan. There can be no assurances that the prospective incremental $50 million term loan will close on the terms described herein, or at all.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

On March 29, 2016, we entered into a forward-starting interest rate swap contract with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our prospective new ten-year debt offering (private placement, investment grade bonds, term loan or otherwise) (anticipated to close on or before March 31, 2017).  The forward-starting ten-year swap contract had a notional amount of $150 million, a termination date of March 31, 2027, a fixed pay rate of 1.8800%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period.  The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of our prospective new ten-year debt offering (private placement, investment grade bonds, term loan or otherwise). There can be no assurances that the prospective debt offering described above will close on the terms described herein, or at all.

The forward-starting interest rate swap contracts have been deemed to be highly effective cash flow hedges and we elected to designate all the forward-starting swap contracts as accounting hedges.

The following is a summary of the terms of our interest rate swaps as of March 31, 2016 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value Liability
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$2,815
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$1,365
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$568
Wells Fargo Bank, N.A.	$150,000	3/31/2017	3/31/2027	$906
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Leasing commissions, net of accumulated amortization of $24,332 and $23,565, respectively	$18,825	$18,952
Acquired above market leases, net	2,995	3,337
Acquired in-place leases, net	12,831	13,864
Lease incentives, net of accumulated amortization of $3,439 and $3,341, respectively	411	509
Other intangible assets, net of accumulated amortization of $2,139 and $1,904, respectively	685	941
Prepaid expenses and other	5,558	4,336
Total other assets	$41,305	$41,939

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Acquired below market leases, net	$36,994	$38,167
Prepaid rent and deferred revenue	6,998	8,203
Interest rate swap liability	5,654	1,686
Deferred rent expense and lease intangible	468	434
Deferred compensation	956	929
Deferred tax liability	174	174
Straight-line rent liability	2,274	2,319
Other liabilities	62	60
Total other liabilities and deferred credits, net	$53,580	$51,972
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of March 31, 2016 and December 31, 2015 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2016	December 31, 2015	as of March 31, 2016
First & Main (1)(2)	$—	84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)	20,000	20,000	6.16%	September 1, 2016
Mariner’s Point (1)	7,700	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (3)	35,800	35,920	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	20,664	20,749	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,968	6,995	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	11,072	11,119	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	36,905	37,065	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	499,063	584,002
Unamortized fair value adjustment	(3,531)	(4,259)
Debt issuance costs, net of accumulated amortization of $1,291 and $1,649, respectively	(649)	(743)
Total Secured Notes Payable Outstanding	$494,883	$579,000

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 1, 2016.

(3)	Principal payments based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants. As of March 31, 2016, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2016 and December 31, 2015 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2016	December 31, 2015	as of March 31, 2016
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Term Loan B	100,000	—	Variable	(4)	March 1, 2023
	550,000	450,000
Debt issuance costs, net of accumulated amortization of $3,300 and $2,999, respectively	(4,117)	(3,387)
Total Unsecured Notes Payable	$545,883	$446,613

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

(4)
The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with the term loan at approximately 3.15% through its maturity date, subject to adjustments based on our consolidated leverage ratio.

On March 1, 2016, the Operating Partnership entered into a Term Loan Agreement with each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent (the “Term Loan Agreement”). The Term Loan Agreement provides for a new, seven-year unsecured term loan to the Operating Partnership of $100 million that matures on March 1, 2023 (“Term Loan B”). Concurrent with the closing of the Term Loan Agreement, the Operating Partnership drew down the entirety of the $100 million Term Loan B.

Borrowings under the Term Loan Agreement with respect to Term Loan B bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.70% to 2.35% based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps or (d) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.70% to 1.35% based on our consolidated leverage ratio. Prior to entry into the Term Loan Agreement, the Company entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan B at approximately 3.15% through its maturity date, subject to adjustments based on our consolidated leverage ratio.

The Term Loan Agreement contains a number of customary financial covenants, including, without limitation, tangible networth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Term Loan Agreement and Term Loan B, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest under Term Loan B, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership, the Company or their subsidiaries, the principal and accrued and unpaid interest and prepayment penalties on the outstanding Term Loan B will become due and payable at the option of the Lenders.

The Operating Partnership’s obligations under the Term Loan Agreement are initially fully and unconditionally guaranteed by the Company and certain of its subsidiaries.

As of March 31, 2016, the Operating Partnership was in compliance with the Term Loan Agreement's financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

Credit Facility
On January 9, 2014, the Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million ("Revolver Loan") and a term loan of $100 million ("Term Loan A"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2016, $20 million was outstanding under the Revolver Loan.
Borrowings under the Amended and Restated Credit Facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the quarter ended March 31, 2016, the weighted average interest rate on the Revolver Loan was 1.75%.
The Revolver Loan initially matures on January 9, 2018, subject to the Operating Partnership's option to extend the Revolver Loan up to two times, with each such extension for a six-month period. Term Loan A initially matures on January 9, 2016, subject to the Operating Partnership's option to extend Term Loan A up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by the Operating Partnership subject to the satisfaction of certain conditions. Effective as of January 8, 2016, the Operating Partnership exercised the first of three options to extend the maturity date of Term Loan A to January 9, 2017.
As of March 31, 2016, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,899,516 common units (the “noncontrolling common units”), and represented approximately 28.3% of the ownership interests in our Operating Partnership at March 31, 2016. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
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
The calculation of diluted earnings per unit for the three month periods ended March 31, 2016 and 2015 does not include the weighted average of 173,594 and 246,672 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2016, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2016, we had the capacity to issue up to an additional $216.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2016:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2016	$0.25	January 1, 2016 to March 31, 2016	March 25, 2016
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2016:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	174,744	$27.11
Granted	—	$0.00
Vested	(1,473)	$23.24
Forfeited	—	$0.00
Nonvested at March 31, 2016	173,271	$28.20

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.6 million and $0.9 million, respectively, in noncash compensation expense for the three months ended March 31, 2016 and 2015, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $2.8 million at March 31, 2016.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 173,594 and 246,672 for the three months ended March 31, 2016 and 2015, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2016 and 2015, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
NUMERATOR
Net income from operations	$10,721	$11,379
Less: Net income attributable to restricted shares	(43)	(43)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,027)	(3,309)
Net income attributable to common stockholders—basic	$7,651	$8,027
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$7,651	$8,027
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,027	3,309
Net income attributable to common stockholders—diluted	$10,678	$11,336
DENOMINATOR
Weighted average common shares outstanding—basic	45,233,873	43,419,762
Effect of dilutive securities—conversion of Operating Partnership units	17,899,516	17,901,685
Weighted average common shares outstanding—diluted	63,133,389	61,321,447

Earnings per common share, basic	$0.17	$0.18
Earnings per common share, diluted	$0.17	$0.18
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

A deferred tax liability of $0.2 million as of March 31, 2016 and December 31, 2015 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net in our consolidated statements of comprehensive income. For each of the three months ended March 31, 2016 and 2015 we recorded income tax expense of $0.1 million.
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
Commitments
At The Landmark at One Market, we lease (the "Annex Lease"), as lessee, a building adjacent to The Landmark under an operating lease effective through June 30, 2021, which we have the option to extend until 2031 by way of two five-year extension options.
At Waikiki Beach Walk, we sublease (the "FHB Sublease") a portion of the building of which Quiksilver is currently in possession, under an operating lease effective through December 31, 2021, which we have the option to extend at fair rental value in the event the sublessor extends its lease for the space with the master landlord. The lease payments under the FHB Sublease will increase by approximately 3.4% annually through 2017 and, thereafter, will be equal to fair rental value, as defined in the FHB Sublease, through lease expiration.
Current minimum annual payments under the leases are as follows, as of March 31, 2016 (in thousands):

Year Ending December 31,
2016 (nine months ending December 31, 2016)	$1,429
2017	3,097	(1)
2018	3,167
2019	3,240
2020	3,315
Thereafter	28,176	(2)
Total	$42,424

(1)
Lease payments on the FHB Sublease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period based on the stated rate for the month of February 2017 of $61,690.

(2)
Lease payments on the Annex Lease will be equal to fair rental value from July 2021 through the end of the options lease term. In the table, we have shown the option lease payments for this period based on the stated rate for the month of June 2021 of $217,744.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.9 million based on operating performance through March 31, 2016.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Eleven of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 34.5% of total revenues for the three months ended March 31, 2016. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.8% of total revenues for the three months ended March 31, 2016. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2016 and 2015, no tenant accounted for more than 10% of our total rental revenue.
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
As of March 31, 2016, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2016 (nine months ending December 31, 2016)	$126,962
2017	161,159
2018	128,065
2019	92,777
2020	70,240
Thereafter	189,931
Total	$769,134

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Minimum rents
Retail	$18,398	$18,211
Office	22,468	21,187
Multifamily	5,839	4,034
Mixed-use	2,655	2,523
Cost reimbursement	7,642	7,037
Percentage rent	440	360
Hotel revenue	9,418	9,008
Other	385	393
Total rental income	$67,245	$62,753
Minimum rents include $0.1 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Rental operating	$7,382	$6,281
Hotel operating	5,776	5,645
Repairs and maintenance	2,566	2,251
Marketing	485	385
Rent	750	614
Hawaii excise tax	1,019	986
Management fees	475	458
Total rental expenses	$18,453	$16,620
NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest and investment income	$15	$14
Income tax expense	(87)	(84)
Other non-operating income	96	—
Total other income (expense), net	$24	$(70)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS
At ICW Plaza, we lease space to Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $0.6 million for both the three months ended March 31, 2016 and 2015 is included in rental income. Additionally, we maintain a workers' compensation insurance policy with ICW, which was renewed on July 1, 2015 and the premium is approximately $0.2 million for the period July 1, 2015 through July 1, 2016.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.2 million for both the three months ended March 31, 2016 and 2015 is included in rental expenses on the statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Total Retail
Property revenue	$24,371	$24,038
Property expense	(6,080)	(6,000)
Segment profit	18,291	18,038
Total Office
Property revenue	25,320	23,577
Property expense	(7,702)	(6,821)
Segment profit	17,618	16,756
Total Multifamily
Property revenue	6,294	4,310
Property expense	(2,820)	(1,484)
Segment profit	3,474	2,826
Total Mixed-Use
Property revenue	14,746	14,110
Property expense	(8,484)	(8,363)
Segment profit	6,262	5,747
Total segments’ profit	$45,645	$43,367
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2016	2015
Total segments’ profit	$45,645	$43,367
General and administrative	(4,549)	(5,016)
Depreciation and amortization	(17,453)	(15,107)
Interest expense	(12,946)	(11,795)
Other income (expense), net	24	(70)
Net income	10,721	11,379
Net income attributable to restricted shares	(43)	(43)
Net income attributable to unitholders in the Operating Partnership	(3,027)	(3,309)
Net income attributable to American Assets Trust, Inc. stockholders	$7,651	$8,027

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2016	December 31, 2015
Net Real Estate
Retail	$639,793	$638,893
Office	800,358	796,773
Multifamily	207,725	208,730
Mixed-Use	189,124	190,466
	$1,837,000	$1,834,862
Secured Notes Payable (1)
Retail	$59,905	$60,065
Office	207,404	292,183
Multifamily	101,444	101,444
Mixed-Use	130,310	130,310
	$499,063	$584,002

(1)	Excludes unamortized fair market value adjustments and debt issuance costs of $4.2 million and $5.0 million as of March 31, 2016 and December 31, 2015, respectively.

Capital expenditures for each segment for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Capital Expenditures (1)
Retail	$5,414	$935
Office	10,929	14,714
Multifamily (2)	1,344	28,948
Mixed-Use	65	371
	$17,752	$44,968

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

(2)
Multifamily capital expenditures include all capital expenditures incurred for the new development project Hassalo on Eighth, which consists of 657 multifamily units and approximately 47,000 square feet of retail space.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2016
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

On April 7, 2016, we entered into a forward-starting interest rate swap contract with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our prospective new ten-year debt offering (private placement, investment grade bonds, term loan or otherwise) (anticipated to close on or before March 31, 2017). The forward-starting ten-year swap contract had a notional amount of $100 million, a termination date of March 31, 2027, a fixed pay rate of 1.748%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period. The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of our prospective new ten-year debt offering (private placement, investment grade bonds, term loan or otherwise). There can be no assurances that the prospective debt offering described above will close on the terms described herein, or at all.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2015.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2016, our portfolio was comprised of ten retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of March 31, 2016, we owned land at five of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.7% of our Operating Partnership as of March 31, 2016. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2015. We have not made any material changes to these policies during the periods covered by this report.

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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity. Office same-store net operating income increased approximately 5.2% for the three months ended March 31, 2016 compared to the same period in 2015. Office redevelopment same-store net operating income increased approximately 5.1% for the three months ended March 31, 2016 compared to the same period in 2015.

Below is a summary of our same-store composition for the three months ended March 31, 2016 and 2015. One disposed property (Rancho Carmel Plaza) was removed from same-store and redevelopment same-store properties when compared to the designations for the three months ended March 31, 2015. Additionally, Hassalo on Eighth - Multifamily was included in non-same store properties when compared to the designations for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015
Same-Store	20	21
Non-Same Store	3	2
Total Properties	23	23

Redevelopment Same-Store	22	23

Total Development Properties	5	5

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

We continue our development efforts at Torrey Point (previously Sorrento Pointe) with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be complete in 2017, with an expected stabilization date in 2018. Projected costs of the development are approximately $53 million, of which approximately $17 million has been incurred to date. We expect the Torrey Point redevelopment to be stabilized in 2018 with an estimated stabilized yield of approximately 7.5% to 8.6%, based on initial estimates.

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

During the three months ended March 31, 2016, we signed 19 retail leases for a total of 99,198 square feet of retail space including 81,056 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase of 2.1% on a cash basis and an increase of 9.1% on a straight-line basis. No new retail leases for comparable spaces were signed. Renewals for comparable retail spaces were signed for 81,056 square feet at an average rental rate increase of 2.1% on a cash basis and 9.1% on a straight-line basis.

During the three months ended March 31, 2016, we signed 25 office leases for a total of 72,802 square feet of office space including 52,050 square feet of comparable space leases, at an average rental rate increase of 9.3% on a cash basis and average rental increase of 17.6% on a straight-line basis. New office leases for comparable spaces were signed for 14,680 square feet at an average rental rate increase of 7.9% on a cash basis and 19.8% on a straight-line basis. Renewals for comparable office spaces were signed for 37,370 square feet at an average rental rate increase of 9.8% on a cash basis and 16.8% on a straight-line basis. Tenant improvements and incentives were $26.49 per square foot of office space for comparable new leases for the three months ended March 31, 2016. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Solana Beach Corporate Center.

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

The leases signed in 2016 generally become effective over the following year, though some may not become effective until 2017 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2016, we believe our leasing volume will be in-line with our historical averages and result in overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $11.4 million and $39.2 million for the three months ended March 31, 2016 and 2015, respectively.

We capitalized external and internal costs related to other property improvements combined of $5.9 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.05 million and $0.06 million for the three months ended March 31, 2016 and 2015, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.5 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
The following summarizes our consolidated results of operations for the three months ended March 31, 2016 compared to our consolidated results of operations for the three months ended March 31, 2015. As of March 31, 2016, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,579 residential units (including 122 RV spaces) and a 369-room hotel. As of March 31, 2015, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2016 and 2015, we owned land at five of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2016	2015
Revenues
Rental income	$67,245	$62,753	$4,492	7%
Other property income	3,486	3,282	204	6
Total property revenues	70,731	66,035	4,696	7
Expenses
Rental expenses	18,453	16,620	1,833	11
Real estate taxes	6,633	6,048	585	10
Total property expenses	25,086	22,668	2,418	11
Total property income	45,645	43,367	2,278	5
General and administrative	(4,549)	(5,016)	467	(9)
Depreciation and amortization	(17,453)	(15,107)	(2,346)	16
Interest expense	(12,946)	(11,795)	(1,151)	10
Other income (expense), net	24	(70)	94	(134)
Net income	10,721	11,379	(658)	(6)
Net income attributable to restricted shares	(43)	(43)	—	—
Net income attributable to unitholders in the Operating Partnership	(3,027)	(3,309)	282	(9)
Net income attributable to American Assets Trust, Inc. stockholders	$7,651	$8,027	$(376)	(5)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $4.7 million, or 7%, to $70.7 million for the three months ended March 31, 2016 compared to $66.0 million for the three months ended March 31, 2015. The percentage leased was as follows for each segment as of March 31, 2016 and 2015:

	Percentage Leased (1)
	March 31,
	2016	2015
Retail	98.6%	98.5%
Office	91.3%	92.7%
Multifamily	79.4%	96.4%
Mixed-Use (2)	97.8%	100.0%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2016 or March 31, 2015, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.5 million, or 7%, to $67.2 million for the three months ended March 31, 2016 compared to $62.8 million for the three months ended March 31, 2015. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2016	2015			2016	2015
Retail	$24,052	$23,705	$347	1%	$24,045	$23,437	$608	3%
Office	24,084	22,397	1,687	8	17,292	16,021	1,271	8
Multifamily	5,845	4,035	1,810	45	4,408	4,035	373	9
Mixed-Use	13,264	12,616	648	5	13,264	12,616	648	5
	$67,245	$62,753	$4,492	7%	$59,009	$56,109	$2,900	5%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period; (ii) Rancho Carmel Plaza as it was sold on August 6, 2015; (iii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; and (iv) land held for development.

Same-store retail rental revenue increased $0.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to higher annualized base rents and additional cost reimbursements during the three months ended March 31, 2016. The increase in annualized base rents was primarily at Waikele Center and Alamo Quarry Market.
Office rental revenue increased $1.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to higher annualized base rents and additional cost reimbursements during the three months ended March 31, 2016, primarily at Torrey Reserve Campus, The Landmark at One Market and First & Main.
Multifamily rental revenue increased $1.8 million for the three months ended March 31, 2016 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had rental revenue of approximately $1.4 million for the three months ended March 31, 2016. Same-store multifamily rental revenue increased during the period due to higher average base rent per unit of $1,657 during the three months ended March 31, 2016 compared to $1,519 during the three months ended March 31, 2015.
Mixed-use rental revenue increased $0.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to higher revenue per available room of $280 for the three months ended March 31, 2016 compared to $271 for the three months ended March 31, 2015.
Other property income. Other property income increased $0.2 million, or 6%, to $3.5 million for the three months ended March 31, 2016 compared to $3.3 million for the three months ended March 31, 2015. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2016	2015			2016	2015
Retail	$319	$333	$(14)	(4)%	$319	$333	$(14)	(4)%
Office	1,236	1,180	56	5	841	891	(50)	(6)
Multifamily	449	275	174	63	298	275	23	8
Mixed-Use	1,482	1,494	(12)	(1)	1,482	1,494	(12)	(1)
	$3,486	$3,282	$204	6%	$2,940	$2,993	$(53)	(2)%
Multifamily other property income increased $0.2 million for the three months ended March 31, 2016 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had other property income of approximately $0.15 million for the three months ended March 31, 2016.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $2.4 million, or 11%, to $25.1 million, for the three months ended March 31, 2016 compared to $22.7 million for the three months ended March 31, 2015.
Rental Expenses. Rental expenses increased $1.8 million, or 11%, to $18.5 million for the three months ended March 31, 2016 compared to $16.6 million for the three months ended March 31, 2015. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2016	2015			2016	2015
Retail	$3,198	$3,203	$(5)	—%	$3,160	$3,145	$15	—%
Office	5,025	4,522	503	11	3,272	2,969	303	10
Multifamily	2,358	1,064	1,294	122	1,163	1,064	99	9
Mixed-Use	7,872	7,831	41	1	7,872	7,831	41	1
	$18,453	$16,620	$1,833	11%	$15,467	$15,009	$458	3%
Office rental expenses increased $0.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in rent expense for the Annex Lease at The Landmark at One Market, which was extended during the fourth quarter of 2015, an increase in parking lot expenses at Lloyd District Portfolio and an increase in repair and maintenance expenses among our office properties during the period.
Multifamily rental expenses increased $1.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had rental expenses of approximately $1.2 million for the three months ended March 31, 2016. Same-store multifamily rental expenses increased during the period due to an increase in repair and maintenance expenses at our multifamily properties during the period.
Real Estate Taxes. Real estate taxes increased $0.6 million, or 10%, to $6.6 million for the three months ended March 31, 2016 compared to $6.0 million for the three months ended March 31, 2015. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2016	2015			2016	2015
Retail	$2,882	$2,797	$85	3%	$2,860	$2,749	$111	4%
Office	2,677	2,299	378	16	1,841	1,572	269	17
Multifamily	462	420	42	10	424	420	4	1
Mixed-Use	612	532	80	15	612	532	80	15
	$6,633	$6,048	$585	10%	$5,737	$5,273	$464	9%
Retail real estate taxes increased $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to higher assessments at Waikele Center, Alamo Quarry Market and Carmel Mountain Plaza.
Office real estate taxes increased $0.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in real estate taxes at First & Main due to a decrease in a tenant's property tax exemption. The increase is also attributed to completion of redevelopment activity at Torrey Reserve Campus, for which real estate taxes were capitalized in the prior year during the construction period.
Multifamily real estate taxes increased $0.04 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015.
Mixed-use real estate taxes increased $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property, which have increased from the prior year due to the increase in room rates.

Property Operating Income
Property operating income increased $2.3 million, or 5%, to $45.6 million for the three months ended March 31, 2016, compared to $43.4 million for the three months ended March 31, 2015. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2016	2015			2016	2015
Retail	$18,291	$18,038	$253	1%	$18,344	$17,876	$468	3%
Office	17,618	16,756	862	5	13,020	12,371	649	5
Multifamily	3,474	2,826	648	23	3,119	2,826	293	10
Mixed-Use	6,262	5,747	515	9	6,262	5,747	515	9
	$45,645	$43,367	$2,278	5%	$40,745	$38,820	$1,925	5%
Retail property operating income increased $0.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to higher annualized base rents during the three months ended March 31, 2016.
Office property operating income increased $0.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to higher annualized base rents during the three months ended March 31, 2016 offset by an increase in rental expenses and real estate taxes during the period.
Multifamily property operating income increased $0.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015 and higher average base rent for same-store properties for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Mixed-use property operating income increased $0.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to higher revenue per available room for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Other
General and Administrative. General and administrative expenses decreased $0.5 million, or 9%, to $4.5 million for the three months ended March 31, 2016, compared to $5.0 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in stock compensation expense during the period due to lower valuations assigned to 2015 stock awards and final vesting of initial public offering awards during the first quarter of 2015.
Depreciation and Amortization. Depreciation and amortization expense increased $2.3 million, or 16%, to $17.5 million for the three months ended March 31, 2016, compared to $15.1 million for the three months ended March 31, 2015. This increase was primarily due to depreciation and amortization attributable to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015. The increase is also attributed to additional depreciation related to the shared Hassalo on Eighth parking lot amenity, which was placed into service during the fourth quarter of 2015.
Interest Expense. Interest expense increased $1.2 million, or 10%, to $12.9 million for the three months ended March 31, 2016, compared to $11.8 million for the three months ended March 31, 2015. This increase was primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015 where capitalization of interest costs ceased when the buildings were placed into service.
Other Income (Expense), Net. Other income (expense), net increased $0.1 million, or 134%, to other income, net of $0.02 million for the three months ended March 31, 2016, compared to other expense, net of $0.1 million for the three months ended March 31, 2015, primarily as a result of tax refunds received in connection for 160 King Street.

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

As of March 31, 2016, the company owned an approximate 71.7% partnership interest in the Operating Partnership. The remaining 28.3% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2016, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In February 2015, the company filed a universal shelf registration statement on Form S-3 with the SEC, which was deemed automatically effective and which provides for the registration of unspecified amounts of securities. However, there can be no assurance that the company will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.
On May 27, 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of March 31, 2016, we had the capacity to issue up to an additional $216.6 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of March 31, 2016, we held $44.0 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Point. Construction at Torrey Point is in process and is expected to be complete in 2017, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $53 million related to Torrey Point, of which approximately $17 million has been incurred as of March 31, 2016. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
Cash and cash equivalents were $44.0 million and $54.6 million at March 31, 2016 and 2015, respectively.
Net cash provided by operating activities increased $1.8 million to $34.3 million for the three months ended March 31, 2016 compared to $32.5 million for the three months ended March 31, 2015. The increase in cash from operations was primarily due to higher net income before certain non-cash items.
Net cash used in investing activities decreased $27.3 million to $17.9 million for the three months ended March 31, 2016 compared to $45.2 million for the three months ended March 31, 2015. The decrease was primarily due to completion of development activity at Torrey Reserve Campus during the second quarter of 2015 and Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015.
Net cash provided by financing activities decreased $20.2 million to cash used of $12.3 million for the three months ended March 31, 2016 compared to cash provided of $7.9 million for the three months ended March 31, 2015. The decrease of cash provided by financing activities was primarily due to no sales of shares of our common stock under our ATM program during the three months ended March 31, 2016. The decrease was also attributed to the payments made on our Revolver Loan during the first quarter of 2016.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2016 and 2015 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2016	2015
Net operating income	$45,645	$43,367
General and administrative	(4,549)	(5,016)
Depreciation and amortization	(17,453)	(15,107)
Interest expense	(12,946)	(11,795)
Other income (expense), net	24	(70)
Net income	$10,721	$11,379
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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2016 and 2015 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2016	2015
Funds from Operations (FFO)
Net income	$10,721	$11,379
Plus: Real estate depreciation and amortization	17,453	15,107
Funds from operations	28,174	26,486
Less: Nonforfeitable dividends on incentive restricted stock awards	(42)	(40)
FFO attributable to common stock and units	$28,132	$26,446
FFO per diluted share/unit	$0.45	$0.43
Weighted average number of common shares and units, diluted (1)	63,136,341	61,329,952

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through April 2025) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2016, we had $849.1 million of fixed rate debt outstanding with an estimated fair value of $878.1 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $200.0 million term loan outstanding as of March 31, 2016 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2016 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $35.9 million. If interest rates at March 31, 2016 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $38.5 million.
Variable Interest Rate Debt
At March 31, 2016, we had $220.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2016, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2016, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1(1)
Term Loan Agreement dated as of March 1, 2016, by and among the Company, the Operating Partnership, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

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
The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.
(1)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	April 29, 2016	Date:	April 29, 2016