Form 10-Q
period 2016-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2016-11-04
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 45,640,980 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2016, American Assets Trust, Inc. owned an approximate 71.8% partnership interest in the Operating Partnership. The remaining 28.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,226,437	$2,163,444
Construction in progress	52,139	73,121
Held for development	9,447	9,463
	2,288,023	2,246,028
Accumulated depreciation	(454,503)	(411,166)
Net real estate	1,833,520	1,834,862
Cash and cash equivalents	61,959	39,925
Restricted cash	10,246	11,623
Accounts receivable, net	8,604	7,518
Deferred rent receivables, net	38,283	38,422
Other assets, net	36,616	41,939
TOTAL ASSETS	$1,989,228	$1,974,289
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$467,866	$579,000
Unsecured notes payable, net	596,008	446,613
Unsecured line of credit	—	30,000
Accounts payable and accrued expenses	42,607	31,821
Security deposits payable	6,098	5,956
Other liabilities and deferred credits, net	62,137	51,972
Total liabilities	1,174,716	1,145,362
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 45,640,980 and 45,407,719 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	456	454
Additional paid-in capital	874,859	863,432
Accumulated dividends in excess of net income	(74,328)	(64,066)
Accumulated other comprehensive loss	(8,583)	(258)
Total American Assets Trust, Inc. stockholders’ equity	792,404	799,562
Noncontrolling interests	22,108	29,365
Total equity	814,512	828,927
TOTAL LIABILITIES AND EQUITY	$1,989,228	$1,974,289
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Rental income	$71,852	$67,471	$207,318	$193,776
Other property income	4,124	3,818	11,208	10,317
Total revenue	75,976	71,289	218,526	204,093
EXPENSES:
Rental expenses	20,591	18,985	58,634	52,810
Real estate taxes	7,396	6,676	20,446	18,710
General and administrative	4,513	6,357	13,456	16,161
Depreciation and amortization	17,992	15,761	53,159	46,154
Total operating expenses	50,492	47,779	145,695	133,835
OPERATING INCOME	25,484	23,510	72,831	70,258
Interest expense	(13,049)	(11,258)	(39,148)	(34,250)
Gain on sale of real estate	—	7,121	—	7,121
Other expense, net	(577)	(347)	(454)	(440)
NET INCOME	11,858	19,026	33,229	42,689
Net income attributable to restricted shares	(42)	(32)	(128)	(115)
Net income attributable to unitholders in the Operating Partnership	(3,342)	(5,432)	(9,377)	(12,277)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$8,474	$13,562	$23,724	$30,297

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.19	$0.30	$0.52	$0.69
Weighted average shares of common stock outstanding - basic	45,377,719	44,998,281	45,282,643	44,176,007

Earnings per common share, diluted	$0.19	$0.30	$0.52	$0.69
Weighted average shares of common stock outstanding - diluted	63,272,702	62,897,797	63,180,637	62,076,238

DIVIDENDS DECLARED PER COMMON SHARE	$0.2500	$0.2325	$0.7500	$0.6975

COMPREHENSIVE INCOME
Net income	$11,858	$19,026	$33,229	$42,689
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	2,432	(908)	(11,443)	(1,394)
Reclassification of amortization of forward-starting swap included in interest expense	(58)	(57)	(173)	(173)
Comprehensive income	14,232	18,061	21,613	41,122
Comprehensive income attributable to non-controlling interest	(4,018)	(5,155)	(6,086)	(11,829)
Comprehensive income attributable to American Assets Trust, Inc.	$10,214	$12,906	$15,527	$29,293

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2015	45,407,719	$454	$863,432	$(64,066)	$(258)	$29,365	$828,927
Net income	—	—	—	23,852	—	9,377	33,229
Common shares issued	219,480	2	9,663	—	—	—	9,665
Issuance of restricted stock	4,900	—	—	—	—	—	—
Forfeiture of restricted stock	(1,496)	—	—	—	—	—	—
Conversion of operating partnership units	10,694	—	(79)	—	—	79	—
Dividends declared and paid	—	—	—	(34,114)	—	(13,422)	(47,536)
Stock-based compensation	—	—	1,855	—	—	—	1,855
Shares withheld for employee taxes	(317)	—	(12)	—	—	—	(12)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(8,201)	(3,242)	(11,443)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(124)	(49)	(173)
Balance at September 30, 2016	45,640,980	$456	$874,859	$(74,328)	$(8,583)	$22,108	$814,512
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$33,229	$42,689
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,297)	(4,206)
Depreciation and amortization	53,159	46,154
Amortization of debt issuance costs and debt fair value adjustments	3,354	3,160
Gain on sale of real estate	—	(7,121)
Stock-based compensation expense	1,855	2,137
Other noncash interest expense	(173)	(173)
Other, net	1,168	(1,074)
Changes in operating assets and liabilities
Change in restricted cash	1,177	(1,253)
Change in accounts receivable	(1,564)	(1,597)
Change in other assets	(23)	(460)
Change in accounts payable and accrued expenses	10,983	11,191
Change in security deposits payable	142	318
Change in other liabilities and deferred credits	1,717	278
Net cash provided by operating activities	102,727	90,043
INVESTING ACTIVITIES
Capital expenditures	(45,583)	(115,156)
Proceeds from sale of real estate, net of selling costs	—	12,259
Change in restricted cash	200	(12,961)
Leasing commissions	(1,808)	(3,242)
Net cash used in investing activities	(47,191)	(119,100)
FINANCING ACTIVITIES
Repayment of secured notes payable	(113,512)	(235,546)
Proceeds from unsecured term loan	150,000	—
Proceeds from unsecured line of credit	10,000	60,000
Repayment of unsecured line of credit	(40,000)	(35,000)
Proceeds from issuance of unsecured notes payable	—	200,000
Debt issuance costs	(2,107)	(2,274)
Proceeds from issuance of common stock, net	9,665	72,836
Dividends paid to common stock and unitholders	(47,536)	(43,585)
Shares withheld for employee taxes	(12)	(6,573)
Net cash (used in) provided by financing activities	(33,502)	9,858
Net increase (decrease) in cash and cash equivalents	22,034	(19,199)
Cash and cash equivalents, beginning of period	39,925	59,357
Cash and cash equivalents, end of period	$61,959	$40,158
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,226,437	$2,163,444
Construction in progress	52,139	73,121
Held for development	9,447	9,463
	2,288,023	2,246,028
Accumulated depreciation	(454,503)	(411,166)
Net real estate	1,833,520	1,834,862
Cash and cash equivalents	61,959	39,925
Restricted cash	10,246	11,623
Accounts receivable, net	8,604	7,518
Deferred rent receivables, net	38,283	38,422
Other assets, net	36,616	41,939
TOTAL ASSETS	$1,989,228	$1,974,289
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$467,866	$579,000
Unsecured notes payable, net	596,008	446,613
Unsecured line of credit	—	30,000
Accounts payable and accrued expenses	42,607	31,821
Security deposits payable	6,098	5,956
Other liabilities and deferred credits	62,137	51,972
Total liabilities	1,174,716	1,145,362
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,888,822 and 17,899,516 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	25,480	29,446
General partner's capital, 45,640,980 and 45,407,719 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	800,987	799,820
Accumulated other comprehensive loss	(11,955)	(339)
Total capital	814,512	828,927
TOTAL LIABILITIES AND CAPITAL	$1,989,228	$1,974,289

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Rental income	$71,852	$67,471	$207,318	$193,776
Other property income	4,124	3,818	11,208	10,317
Total revenue	75,976	71,289	218,526	204,093
EXPENSES:
Rental expenses	20,591	18,985	58,634	52,810
Real estate taxes	7,396	6,676	20,446	18,710
General and administrative	4,513	6,357	13,456	16,161
Depreciation and amortization	17,992	15,761	53,159	46,154
Total operating expenses	50,492	47,779	145,695	133,835
OPERATING INCOME	25,484	23,510	72,831	70,258
Interest expense	(13,049)	(11,258)	(39,148)	(34,250)
Gain on sale of real estate	—	7,121	—	7,121
Other expense, net	(577)	(347)	(454)	(440)
NET INCOME	11,858	19,026	33,229	42,689
Net income attributable to restricted shares	(42)	(32)	(128)	(115)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$11,816	$18,994	$33,101	$42,574

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.19	$0.30	$0.52	$0.69
Weighted average units outstanding - basic	63,272,702	62,897,797	63,180,637	62,076,238

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.19	$0.30	$0.52	$0.69
Weighted average units outstanding - diluted	63,272,702	62,897,797	63,180,637	62,076,238

DISTRIBUTIONS PER UNIT	$0.2500	$0.2325	$0.7500	$0.6975

COMPREHENSIVE INCOME
Net income	$11,858	$19,026	$33,229	$42,689
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	2,432	(908)	(11,443)	(1,394)
Reclassification of amortization of forward-starting swap included in interest expense	(58)	(57)	(173)	(173)
Comprehensive income	14,232	18,061	21,613	41,122
Comprehensive income attributable to Limited Partners	(4,018)	(5,155)	(6,086)	(11,829)
Comprehensive income attributable to General Partner	$10,214	$12,906	$15,527	$29,293

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2015	17,899,516	$29,446	45,407,719	$799,820	$(339)	$828,927
Net income	—	9,377	—	23,852	—	33,229
Contributions from American Assets Trust, Inc.		—	219,480	9,665	—	9,665
Conversion of operating partnership units	(10,694)	79	10,694	(79)	—	—
Issuance of restricted units	—	—	4,900	—	—	—
Forfeiture of restricted units	—	—	(1,496)	—	—	—
Distributions	—	(13,422)	—	(34,114)	—	(47,536)
Stock-based compensation	—	—	—	1,855	—	1,855
Units withheld for employee taxes	—	—	(317)	(12)	—	(12)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(11,443)	(11,443)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(173)	(173)
Balance at September 30, 2016	17,888,822	$25,480	45,640,980	$800,987	$(11,955)	$814,512

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$33,229	$42,689
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,297)	(4,206)
Depreciation and amortization	53,159	46,154
Amortization of debt issuance costs and debt fair value adjustments	3,354	3,160
Gain on sale of real estate	—	(7,121)
Stock-based compensation expense	1,855	2,137
Other noncash interest expense	(173)	(173)
Other, net	1,168	(1,074)
Changes in operating assets and liabilities
Change in restricted cash	1,177	(1,253)
Change in accounts receivable	(1,564)	(1,597)
Change in other assets	(23)	(460)
Change in accounts payable and accrued expenses	10,983	11,191
Change in security deposits payable	142	318
Change in other liabilities and deferred credits	1,717	278
Net cash provided by operating activities	102,727	90,043
INVESTING ACTIVITIES
Capital expenditures	(45,583)	(115,156)
Proceeds from sale of real estate, net of selling costs	—	12,259
Change in restricted cash	200	(12,961)
Leasing commissions	(1,808)	(3,242)
Net cash used in investing activities	(47,191)	(119,100)
FINANCING ACTIVITIES
Repayment of secured notes payable	(113,512)	(235,546)
Proceeds from unsecured term loan	150,000	—
Proceeds from unsecured line of credit	10,000	60,000
Repayment of unsecured line of credit	(40,000)	(35,000)
Proceeds from issuance of unsecured notes payable	—	200,000
Debt issuance costs	(2,107)	(2,274)
Contributions from American Assets Trust, Inc.	9,665	72,836
Distributions	(47,536)	(43,585)
Shares withheld for employee taxes	(12)	(6,573)
Net cash (used in) provided by financing activities	(33,502)	9,858
Net increase (decrease) in cash and cash equivalents	22,034	(19,199)
Cash and cash equivalents, beginning of period	39,925	59,357
Cash and cash equivalents, end of period	$61,959	$40,158
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2016
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
We are a full service vertically integrated and self-administered REIT with approximately 152 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2016, we owned or had a controlling interest in 24 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2016, we owned land at four of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2016
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
Any reference to the number of properties, square footage, employee numbers or percentages of beneficial ownership of our shares are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow information
Total interest costs incurred	$40,368	$41,305
Interest capitalized	$1,220	$7,055
Interest expense	$39,148	$34,250
Cash paid for interest, net of amounts capitalized	$36,070	$30,562
Cash paid for income taxes	$459	$382
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(471)	$(9,092)
Accrued leasing commissions	$275	$(431)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. Except for the adoption of the consolidation and debt issuance costs standards discussed below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2016.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

Segment Information
Segment information is prepared on the same basis that our chief operating decision maker reviews information for operational decision-making purposes. We operate in four business segments: the acquisition, redevelopment, ownership and management of retail real estate, office real estate, multifamily real estate and mixed-use real estate. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.
Recent Accounting Pronouncements

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers. Update No. 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are in the process of evaluating the impact this pronouncement will have on our consolidated financial statements.
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
September 30, 2016
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
In-place leases	$49,859	$52,289
Accumulated amortization	(38,976)	(38,425)
Above market leases	21,780	22,201
Accumulated amortization	(19,398)	(18,864)
Acquired lease intangible assets, net	$13,265	$17,201
Below market leases	$67,287	$68,973
Accumulated accretion	(32,628)	(30,806)
Acquired lease intangible liabilities, net	$34,659	$38,167
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

The fair value of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2016 was a liability of $13.1 million and is included in "other liabilities and deferred credits" on our consolidated balance sheets. For the three and nine months ended September 30, 2016, the change in valuation on our interest rate swaps were gains of $2.4 million and losses of $11.4 million, respectively. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$962	$—	$962	$—	$929	$—	$929
Interest rate swaps	$—	$13,129	$—	$13,129	$—	$1,686	$—	$1,686
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.1% to 5.6%.
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

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$467,866	$491,059	$579,000	$592,956
Unsecured term loans, net	$247,600	$250,000	$98,383	$100,000
Unsecured senior guaranteed notes, net	$348,408	$368,719	$348,230	$357,779
Unsecured line of credit	$—	$—	$30,000	$30,000
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
September 30, 2016
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
The following is a summary of the terms of our interest rate swaps as of September 30, 2016 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value Liability
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$2,261
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$2,359
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$1,162
Wells Fargo Bank, N.A.	$150,000	3/31/2017	3/31/2027	$5,159
Wells Fargo Bank, N.A.	$100,000	3/31/2017	3/31/2027	$2,188
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Leasing commissions, net of accumulated amortization of $24,673 and $23,565, respectively	$18,024	$18,952
Acquired above market leases, net	2,382	3,337
Acquired in-place leases, net	10,883	13,864
Lease incentives, net of accumulated amortization of $3,635 and $3,341, respectively	228	509
Other intangible assets, net of accumulated amortization of $2,030 and $1,904, respectively	227	941
Prepaid expenses and other	4,872	4,336
Total other assets	$36,616	$41,939
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Acquired below market leases, net	$34,659	$38,167
Prepaid rent and deferred revenue	8,742	8,203
Interest rate swap liability	13,129	1,686
Deferred rent expense and lease intangible	1,622	434
Deferred compensation	962	929
Deferred tax liability	176	174
Straight-line rent liability	2,794	2,319
Other liabilities	53	60
Total other liabilities and deferred credits, net	$62,137	$51,972
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of September 30, 2016 and December 31, 2015 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2016	December 31, 2015	as of September 30, 2016
First & Main (1)(2)	$—	$84,500	3.97%	July 1, 2016
Imperial Beach Gardens (1)(3)	—	20,000	6.16%	September 1, 2016
Mariner’s Point (1)(3)	—	7,700	6.09%	September 1, 2016
South Bay Marketplace (1)(4)	23,000	23,000	5.48%	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	35,566	35,920	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (5)	20,489	20,749	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (5)	6,913	6,995	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (5)	10,977	11,119	5.91%	June 1, 2020
Solana Beach Towne Centre (5)	36,591	37,065	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	470,490	584,002
Unamortized fair value adjustment	(2,075)	(4,259)
Debt issuance costs, net of accumulated amortization of $1,209 and $1,649, respectively	(549)	(743)
Total Secured Notes Payable Outstanding	$467,866	$579,000

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 1, 2016.

(3)	Loans repaid in full, without premium or penalty, on June 1, 2016.

(4)	Loan repaid in full, without premium or penalty, on October 10, 2016.

(5)	Principal payments based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants. As of September 30, 2016, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2016 and December 31, 2015 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2016	December 31, 2015	as of September 30, 2016
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Term Loan B	100,000	—	Variable	(4)	March 1, 2023
Term Loan C	50,000	—	Variable	(5)	March 1, 2023
	600,000	450,000
Debt issuance costs, net of accumulated amortization of $3,975 and $2,999, respectively	(3,992)	(3,387)
Total Unsecured Notes Payable	$596,008	$446,613

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
September 30, 2016
(Unaudited)

outstanding Term Loan B or Term Loan C will become due and payable at the option of the lenders.
The Operating Partnership’s obligations under the Term Loan Agreement are initially fully and unconditionally guaranteed by the Company and certain of its subsidiaries.

As of September 30, 2016, the Operating Partnership was in compliance with the Term Loan Agreement's financial covenants.

Credit Facility
On January 9, 2014, the Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million ("Revolver Loan") and a term loan of $100 million ("Term Loan A"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At September 30, 2016, there was no outstanding balance under the Revolver Loan.
Borrowings under the Amended and Restated Credit Facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the nine months ended September 30, 2016, the weighted average interest rate on the Revolver Loan was 1.77%.
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
As of September 30, 2016, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,888,822 common units (the “noncontrolling common units”), and represented approximately 28.2% of the ownership interests in our Operating Partnership at September 30, 2016. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2016, 10,694 common units were converted into shares of our common stock.
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
September 30, 2016
(Unaudited)

Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings (losses).
The calculation of diluted earnings per unit for the three month periods ended September 30, 2016 and 2015 does not include the weighted average of 169,963 and 168,529 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted earnings per unit for the nine months ended September 30, 2016 and 2015 does not include the weighted average of 171,760 and 196,927 unvested Operating Partnership units, respectively.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2016, the following shares of common stock were sold through the ATM equity programs (in thousands, except per share data and share amounts):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Number of shares of common stock issued through ATM programs	219,480	219,480
Weighted average price per share	$45.50	$45.50

Proceeds, gross	$9,986	$9,986
Sales agent compensation	(100)	(100)
Offering costs	(221)	(221)
Proceeds, net	$9,665	$9,665

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2016, we had the capacity to issue up to an additional $206.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2016:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2016	$0.25	January 1, 2016 to March 31, 2016	March 25, 2016
Second Quarter 2016	$0.25	April 1, 2016 to June 30, 2016	June 24, 2016
Third Quarter 2016	$0.25	July 1, 2016 to September 30, 2016	September 29, 2016
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
September 30, 2016
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2016:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	174,744	$27.11
Granted	4,900	$40.81
Vested	(8,185)	$35.13
Forfeited	(1,496)	$28.68
Nonvested at September 30, 2016	169,963	$28.19
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.6 million and $0.4 million, respectively, in noncash compensation expense for the three months ended September 30, 2016 and 2015, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $1.9 million and $2.1 million, respectively, in noncash compensation expense for the nine months ended September 30, 2016 and 2015. Unrecognized compensation expense was $1.8 million at September 30, 2016.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 169,963 and 168,529 for the three months ended September 30, 2016 and 2015, respectively, and 171,760 and 196,927 for the nine months ended September 30, 2016 and 2015, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2016 and 2015, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NUMERATOR
Net income from operations	$11,858	$19,026	$33,229	$42,689
Less: Net income attributable to restricted shares	(42)	(32)	(128)	(115)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,342)	(5,432)	(9,377)	(12,277)
Net income attributable to common stockholders—basic	$8,474	$13,562	$23,724	$30,297
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$8,474	$13,562	$23,724	$30,297
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,342	5,432	9,377	12,277
Net income attributable to common stockholders—diluted	$11,816	$18,994	$33,101	$42,574
DENOMINATOR
Weighted average common shares outstanding—basic	45,377,719	44,998,281	45,282,643	44,176,007
Effect of dilutive securities—conversion of Operating Partnership units	17,894,983	17,899,516	17,897,994	17,900,231
Weighted average common shares outstanding—diluted	63,272,702	62,897,797	63,180,637	62,076,238

Earnings per common share, basic	$0.19	$0.30	$0.52	$0.69
Earnings per common share, diluted	$0.19	$0.30	$0.52	$0.69
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
A deferred tax liability of $0.2 million as of September 30, 2016 and December 31, 2015 is included in our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net in our consolidated statements of comprehensive income. For each of the three and nine months ended September 30, 2016, we recorded income tax expense of $0.6 million. For the three and nine months ended September 30, 2015, we recorded income tax expense of $0.4 million and $0.5 million, respectively.
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
September 30, 2016
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
Current minimum annual payments under the leases are as follows, as of September 30, 2016 (in thousands):

Year Ending December 31,
2016 (three months ending December 31, 2016)	$572
2017	3,097	(1)
2018	3,167
2019	3,240
2020	3,315
Thereafter	28,176	(2)
Total	$41,567

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.2 million based on operating performance through September 30, 2016.
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
In connection with our initial public offering, we entered into tax protection agreements with certain limited partners of our Operating Partnership. These agreements provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the Torrey Plaza (formerly ICW Plaza) portion of Torrey Reserve Campus, in a taxable transaction during the period from the closing of our initial public offering through January 19, 2018, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment. Subject to certain exceptions and limitations, the indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Eleven of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 34.0% of total revenues for the nine months ended September 30, 2016. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.0% of total revenues for the nine months ended September 30, 2016. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2016 and 2015, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
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
As of September 30, 2016, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2016 (three months ending December 31, 2016)	$41,469
2017	166,694
2018	136,023
2019	101,968
2020	78,794
Thereafter	214,701
Total	$739,649

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Minimum rents
Retail	$18,524	$18,274	$55,548	$54,741
Office	22,458	22,193	67,427	64,913
Multifamily	7,451	4,650	19,806	12,820
Mixed-use	2,650	2,603	7,962	7,703
Cost reimbursement	8,344	8,049	23,832	22,654
Percentage rent	685	552	1,572	1,277
Hotel revenue	11,371	10,796	30,045	28,531
Other	369	354	1,126	1,137
Total rental income	$71,852	$67,471	$207,318	$193,776
Minimum rents include $(0.3) million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $(0.3) million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.9 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental operating	$8,404	$7,083	$23,996	$19,675
Hotel operating	6,158	6,131	17,744	17,339
Repairs and maintenance	3,069	3,034	8,506	8,119
Marketing	432	445	1,454	1,316
Rent	722	573	2,190	1,805
Hawaii excise tax	1,255	1,186	3,250	3,115
Management fees	551	533	1,494	1,441
Total rental expenses	$20,591	$18,985	$58,634	$52,810
NOTE 14. OTHER EXPENSE, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and investment income	$24	$9	$63	$35
Income tax expense	(601)	(356)	(643)	(475)
Other non-operating income	—	—	126	—
Total other expense, net	$(577)	$(347)	$(454)	$(440)
NOTE 15. RELATED PARTY TRANSACTIONS
At Torrey Plaza, we lease space to Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Executive Chairman of the Board. Rental revenue recognized on the leases of $1.6 million for both the nine months ended September 30, 2016 and 2015 is included in rental income. Additionally, we maintain a workers' compensation insurance policy with ICW, which was renewed on July 1, 2015 and the premium is approximately $0.2 million for the period July 1, 2015 through July 1, 2016. We renewed this policy with ICW on July 1, 2016 and the premium is approximately $0.2 million for the period July 1, 2016 through July 1, 2017.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.7 million for both the nine months ended September 30, 2016 and 2015 is included in rental expenses on the statements of comprehensive income.
On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady. For each of the nine months ended September 30, 2016 and 2015, we incurred approximately $0.1 million of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or the Ernest Rady Trust U/D/T Martch 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Retail
Property revenue	$25,064	$24,970	$74,316	$73,384
Property expense	(7,159)	(6,827)	(20,203)	(19,085)
Segment profit	17,905	18,143	54,113	54,299
Total Office
Property revenue	25,818	25,008	76,416	72,621
Property expense	(8,146)	(7,198)	(23,395)	(21,007)
Segment profit	17,672	17,810	53,021	51,614
Total Multifamily
Property revenue	8,053	4,999	21,407	13,754
Property expense	(3,288)	(2,126)	(8,960)	(5,252)
Segment profit	4,765	2,873	12,447	8,502
Total Mixed-Use
Property revenue	17,041	16,312	46,387	44,334
Property expense	(9,394)	(9,510)	(26,522)	(26,176)
Segment profit	7,647	6,802	19,865	18,158
Total segments’ profit	$47,989	$45,628	$139,446	$132,573

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segments’ profit	$47,989	$45,628	$139,446	$132,573
General and administrative	(4,513)	(6,357)	(13,456)	(16,161)
Depreciation and amortization	(17,992)	(15,761)	(53,159)	(46,154)
Interest expense	(13,049)	(11,258)	(39,148)	(34,250)
Gain on sale of real estate	—	7,121	—	7,121
Other expense, net	(577)	(347)	(454)	(440)
Net income	11,858	19,026	33,229	42,689
Net income attributable to restricted shares	(42)	(32)	(128)	(115)
Net income attributable to unitholders in the Operating Partnership	(3,342)	(5,432)	(9,377)	(12,277)
Net income attributable to American Assets Trust, Inc. stockholders	$8,474	$13,562	$23,724	$30,297
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2016	December 31, 2015
Net Real Estate
Retail	$632,964	$638,893
Office	809,730	796,773
Multifamily	204,316	208,730
Mixed-Use	186,510	190,466
	$1,833,520	$1,834,862
Secured Notes Payable (1)
Retail	$59,591	$60,065
Office	206,845	292,183
Multifamily	73,744	101,444
Mixed-Use	130,310	130,310
	$470,490	$584,002

(1)	Excludes unamortized fair market value adjustments and debt issuance costs of $2.6 million and $5.0 million as of September 30, 2016 and December 31, 2015, respectively.

Capital expenditures for each segment for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capital Expenditures (1)
Retail	$2,203	$2,544	$11,867	$5,235
Office	11,637	7,616	33,276	37,202
Multifamily (2)	213	16,678	2,032	75,374
Mixed-Use	100	50	216	587
	$14,153	$26,888	$47,391	$118,398

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2016
(Unaudited)

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of September 30, 2016, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of September 30, 2016, we owned land at four of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.8% of our Operating Partnership as of September 30, 2016. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as same-store redevelopment properties due to the significant construction activity. Office same-store net operating income decreased approximately 0.9% and increased approximately 2.6%, respectively, for the three and nine months ended September 30, 2016 compared to the same period in 2015. Office redevelopment same-store net operating income decreased approximately 0.8% and increased approximately 2.7%, respectively, for the three and nine months ended September 30, 2016 compared to the same period in 2015.

Below is a summary of our same-store composition for the three and nine months ended September 30, 2016 and 2015. Two completed development properties, Hassalo on Eighth - Multifamily and Hassalo on Eighth - Retail, were included in non-same store properties when compared to the designations for the three and nine months ended September 30, 2015. One development property, Torrey Reserve Land, was removed from development properties when compared to the designations for the three and nine months ended September 30, 2015, due to completion of all Torrey Reserve Campus development during the second quarter of 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Same-Store	20	20	20	20
Non-Same Store	4	3	4	3
Total Properties	24	23	24	23

Redevelopment Same-Store	22	22	22	22

Total Development Properties	4	5	4	5

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

We continue our development efforts at Torrey Point (previously Sorrento Pointe) with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be completed in 2017, with an expected stabilization date in 2018. Projected costs of the development are approximately $53 million, of which approximately $27 million has been incurred to date. We expect the Torrey Point redevelopment to be stabilized in 2018 with an estimated stabilized yield of approximately 7.5% to 8.6%, based on initial estimates.

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

During the three months ended September 30, 2016, we signed 24 retail leases for a total of 103,348 square feet of retail space including 98,723 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase of 13.3% on a cash basis and an increase of 18.2% on a straight-line basis. New retail leases for comparable spaces were signed for 47,066 square feet at an average rental rate increase of 27.6% on a cash basis and 30.4% on a straight-line basis. Renewals for comparable retail spaces were signed for 51,657 square feet at an average rental rate increase of 6.5% on a cash basis and 12.3% on a straight-line basis. Tenant improvements and incentives were $41.94 per square foot of retail space for comparable new leases for the three months ended September 30, 2016. Tenant improvements and incentives for comparable new leases is mainly attributed to tenants at Carmel Mountain Plaza and Alamo Quarry Market.

During the three months ended September 30, 2016, we signed 15 office leases for a total of 47,637 square feet of office space including 38,822 square feet of comparable space leases, at an average rental rate increase of 9.6% on a cash basis and average rental increase of 16.8% on a straight-line basis. New office leases for comparable spaces were signed for 10,953 square feet at an average rental rate increase of 12.6% on a cash basis and 13.5% on a straight-line basis. Renewals for comparable office spaces were signed for 27,869 square feet at an average rental rate increase of 8.4% on a cash basis and 18.2% on a straight-line basis. Tenant improvements and incentives were $6.73 per square foot of office space for comparable new leases for the three months ended September 30, 2016, mainly attributed to tenants at City Center Bellevue and Lloyd District Portfolio. Tenant improvements and incentives were $23.53 per square foot of office space for comparable recurring leases for the three months ended September 30, 2016, mainly attributed to tenants at Torrey Reserve Campus.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $6.2 million and $16.5 million for the three months ended September 30, 2016 and 2015, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $24.7 million and $87.4 million for the nine months ended September 30, 2016 and 2015, respectively.

We capitalized external and internal costs related to other property improvements combined of $8.6 million and $5.4 million for the three months ended September 30, 2016 and 2015, respectively. We capitalized external and internal costs related to other property improvements combined of $20.4 million and $18.7 million for the nine months ended September 30, 2016 and 2015, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.04 million and $0.08 million for the three months ended September 30, 2016 and 2015, respectively. We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.14 million and $0.22 million for the nine months ended September 30, 2016 and 2015, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.3 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively. We capitalized interest costs related to development activities of $1.2 million and $7.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015
The following summarizes our consolidated results of operations for the three months ended September 30, 2016 compared to our consolidated results of operations for the three months ended September 30, 2015. As of September 30, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2016, we owned land at four of our properties that we classified as held for development and/or construction in progress. As of September 30, 2015, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,099 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2015, we owned land at five of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2016	2015
Revenues
Rental income	$71,852	$67,471	$4,381	6%
Other property income	4,124	3,818	306	8
Total property revenues	75,976	71,289	4,687	7
Expenses
Rental expenses	20,591	18,985	1,606	8
Real estate taxes	7,396	6,676	720	11
Total property expenses	27,987	25,661	2,326	9
Total property income	47,989	45,628	2,361	5
General and administrative	(4,513)	(6,357)	1,844	(29)
Depreciation and amortization	(17,992)	(15,761)	(2,231)	14
Interest expense	(13,049)	(11,258)	(1,791)	16
Gain on sale of real estate	—	7,121	(7,121)	100
Other expense, net	(577)	(347)	(230)	66
Net income	11,858	19,026	(7,168)	(38)
Net income attributable to restricted shares	(42)	(32)	(10)	31
Net income attributable to unitholders in the Operating Partnership	(3,342)	(5,432)	2,090	(38)
Net income attributable to American Assets Trust, Inc. stockholders	$8,474	$13,562	$(5,088)	(38)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $4.7 million, or 7%, to $76.0 million for the three months ended September 30, 2016 compared to $71.3 million for the three months ended September 30, 2015. The percentage leased was as follows for each segment as of September 30, 2016 and 2015:

	Percentage Leased (1)
	September 30,
	2016	2015
Retail	97.0%	98.3%
Office	89.9%	93.2%
Multifamily	91.7%	91.4%
Mixed-Use (2)	98.8%	100.0%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2016 or September 30, 2015, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.4 million, or 6%, to $71.9 million for the three months ended September 30, 2016 compared to $67.5 million for the three months ended September 30, 2015. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$24,724	$24,646	$78	—%	$24,590	$24,534	$56	—%
Office	24,294	23,551	743	3	17,565	16,978	587	3
Multifamily	7,462	4,653	2,809	60	4,615	4,282	333	8
Mixed-Use	15,372	14,621	751	5	15,372	14,621	751	5
	$71,852	$67,471	$4,381	6%	$62,142	$60,415	$1,727	3%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period; (ii) Rancho Carmel Plaza as it was sold on August 6, 2015; (iii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (iv) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; and (v) land held for development.

Office rental revenue increased $0.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to higher annualized base rents and additional cost reimbursements during the three months ended September 30, 2016, primarily at Torrey Reserve Campus and The Landmark at One Market.
Multifamily rental revenue increased $2.8 million for the three months ended September 30, 2016 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had incremental rental revenue of approximately $2.5 million for the three months ended September 30, 2016. Same-store multifamily rental revenue increased during the period due to higher average base rent per unit of $1,732 during the three months ended September 30, 2016 compared to $1,626 during the three months ended September 30, 2015.
Mixed-use rental revenue increased $0.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to higher revenue per available room of $335 for the three months ended September 30, 2016 compared to $318 for the three months ended September 30, 2015.
Other property income. Other property income increased $0.3 million, or 8%, to $4.1 million for the three months ended September 30, 2016 compared to $3.8 million for the three months ended September 30, 2015. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$340	$324	$16	5%	$314	$322	$(8)	(2)%
Office	1,524	1,457	67	5	836	837	(1)	—
Multifamily	591	346	245	71	319	335	(16)	(5)
Mixed-Use	1,669	1,691	(22)	(1)	1,669	1,691	(22)	(1)
	$4,124	$3,818	$306	8%	$3,138	$3,185	$(47)	(1)%
Multifamily other property income increased $0.2 million for the three months ended September 30, 2016 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had incremental other property income of approximately $0.2 million for the three months ended September 30, 2016.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $2.3 million, or 9%, to $28.0 million, for the three months ended September 30, 2016 compared to $25.7 million for the three months ended September 30, 2015.

Rental Expenses. Rental expenses increased $1.6 million, or 8%, to $20.6 million for the three months ended September 30, 2016 compared to $19.0 million for the three months ended September 30, 2015. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$4,252	$3,558	$694	20%	$4,210	$3,496	$714	20%
Office	5,127	4,848	279	6	3,451	3,204	247	8
Multifamily	2,506	1,681	825	49	1,265	1,261	4	—
Mixed-Use	8,706	8,898	(192)	(2)	8,707	8,898	(191)	(2)
	$20,591	$18,985	$1,606	8%	$17,633	$16,859	$774	5%
Retail rental expenses increased $0.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in bad debt expense for Waikele Center related to the announcement of its K-Mart store closure.
Office rental expenses increased $0.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in rent expense for the Annex Lease at The Landmark at One Market, which was extended during the fourth quarter of 2015, an increase in parking garage expenses at Lloyd District Portfolio and an increase in repair and maintenance expenses among our office properties during the period.
Multifamily rental expenses increased $0.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had incremental rental expenses of approximately $0.8 million for the three months ended September 30, 2016.
Mixed-use rental expenses decreased $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease in bad debt expense related to the Quiksilver bankruptcy announcement in 2015.
Real Estate Taxes. Real estate taxes increased $0.7 million, or 11%, to $7.4 million for the three months ended September 30, 2016 compared to $6.7 million for the three months ended September 30, 2015. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$2,907	$3,269	$(362)	(11)%	$2,863	$3,236	$(373)	(12)%
Office	3,019	2,350	669	28	2,013	1,561	452	29
Multifamily	782	445	337	76	433	429	4	1
Mixed-Use	688	612	76	12	687	612	75	12
	$7,396	$6,676	$720	11%	$5,996	$5,838	$158	3%
Retail real estate taxes decreased $0.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease in the assessed value of Alamo Quarry Market.
Office real estate taxes increased $0.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in real estate taxes at First & Main and One Beach Street due to decreases in property tax exemptions for certain tenants. The increase is also attributed to completion of redevelopment activity at Torrey Reserve Campus, for which real estate taxes were capitalized in the prior year during the construction period.
Multifamily real estate taxes increased $0.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had incremental real estate taxes of approximately $0.3 million for the three months ended September 30, 2016.

Mixed-use real estate taxes increased $0.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property, which have increased from the prior year due to the increase in room rates.
Property Operating Income
Property operating income increased $2.4 million, or 5%, to $48.0 million for the three months ended September 30, 2016, compared to $45.6 million for the three months ended September 30, 2015. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$17,905	$18,143	$(238)	(1)%	$17,831	$18,124	$(293)	(2)%
Office	17,672	17,810	(138)	(1)	12,937	13,050	(113)	(1)
Multifamily	4,765	2,873	1,892	66	3,236	2,927	309	11
Mixed-Use	7,647	6,802	845	12	7,647	6,802	845	12
	$47,989	$45,628	$2,361	5%	$41,651	$40,903	$748	2%
Retail property operating income decreased $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was primarily due to the increase in bad debt expense for Waikele Center related to the announcement of its K-Mart store closure during the three months ended September 30, 2016.
Office property operating income decreased $0.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in rental expenses and real estate taxes during the period.
Multifamily property operating income increased $1.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015 and higher average base rent for same-store properties for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Mixed-use property operating income increased $0.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to higher revenue per available room for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Other
General and Administrative. General and administrative expenses decreased $1.8 million, or 29%, to $4.5 million for the three months ended September 30, 2016, compared to $6.4 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease in stock compensation expense during the period due to lower valuations assigned to 2015 stock awards and business transition costs incurred during the third quarter of 2015 associated with the resignation of our former President and Chief Executive Officer, John W. Chamberlain.
Depreciation and Amortization. Depreciation and amortization expense increased $2.2 million, or 14%, to $18.0 million for the three months ended September 30, 2016, compared to $15.8 million for the three months ended September 30, 2015. This increase was primarily due to depreciation and amortization attributable to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015. The increase is also attributed to additional depreciation related to the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015.
Interest Expense. Interest expense increased $1.8 million, or 16%, to $13.0 million for the three months ended September 30, 2016, compared to $11.3 million for the three months ended September 30, 2015. This increase was primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015, in that capitalization of interest costs ceased when the buildings were placed into service.
Gain on sale of real estate. Gain on sale of real estate of $7.1 million relates to the sale of Rancho Carmel Plaza on August 2, 2015.
Other Expense, Net. Other expense, net increased $0.2 million, or 66%, to $0.6 million for the three months ended September 30, 2016, compared to $0.3 million for the three months ended September 30, 2015, primarily due to increases in income tax expense attributed to an increase in revenue in Oregon associated to the lease up of Hassalo on Eighth and an increase in hotel revenue during 2016.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
The following summarizes our consolidated results of operations for the nine months ended September 30, 2016 compared to our consolidated results of operations for the nine months ended September 30, 2015.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2016	2015
Revenues
Rental income	$207,318	$193,776	$13,542	7%
Other property income	11,208	10,317	891	9
Total property revenues	218,526	204,093	14,433	7
Expenses
Rental expenses	58,634	52,810	5,824	11
Real estate taxes	20,446	18,710	1,736	9
Total property expenses	79,080	71,520	7,560	11
Total property income	139,446	132,573	6,873	5
General and administrative	(13,456)	(16,161)	2,705	(17)
Depreciation and amortization	(53,159)	(46,154)	(7,005)	15
Interest expense	(39,148)	(34,250)	(4,898)	14
Gain on sale of real estate	—	7,121	(7,121)	100
Other expense, net	(454)	(440)	(14)	3
Net income	33,229	42,689	(9,460)	(22)
Net income attributable to restricted shares	(128)	(115)	(13)	11
Net income attributable to unitholders in the Operating Partnership	(9,377)	(12,277)	2,900	(24)
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$23,724	$30,297	$(6,573)	(22)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $14.4 million, or 7%, to $218.5 million for the nine months ended September 30, 2016 compared to $204.1 million for the nine months ended September 30, 2015. The percentage leased was as follows for each segment as of September 30, 2016 and 2015:

	Percentage Leased (1)
	September 30,
	2016	2015
Retail	97.0%	98.3%
Office	89.9%	93.2%
Multifamily	91.7%	91.4%
Mixed-Use (2)	98.8%	100.0%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2016 or September 30, 2015, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $13.5 million, or 7%, to $207.3 million for the nine months ended September 30, 2016 compared to $193.8 million for the nine months ended September 30, 2015. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$73,369	$72,445	924	1%	$73,146	$71,801	$1,345	2%
Office	72,400	68,837	3,563	5	51,922	49,322	2,600	5
Multifamily	19,831	12,826	7,005	55	13,541	12,455	1,086	9
Mixed-Use	41,718	39,668	2,050	5	41,718	39,668	2,050	5
	$207,318	$193,776	$13,542	7%	$180,327	$173,246	$7,081	4%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period; (ii) Rancho Carmel Plaza as it was sold on August 6, 2015; (iii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (iv) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; and (v) land held for development.

Retail rental revenue increased $0.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to higher annualized base rents and additional cost reimbursements during the nine months ended September 30, 2016. The increase in annualized base rents was primarily at Waikele Center, Carmel Mountain Plaza and Alamo Quarry Market.
Office rental revenue increased $3.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to higher annualized base rents and additional cost reimbursements during the three months ended September 30, 2016, primarily at Torrey Reserve Campus, The Landmark at One Market and First & Main.
Multifamily rental revenue increased $7.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had incremental rental revenue of approximately $5.9 million for the nine months ended September 30, 2016. Same-store multifamily rental revenue increased during the period due to higher average base rent per unit of $1,688 during the nine months ended September 30, 2016 compared to $1,573 during the nine months ended September 30, 2015.
Mixed-use rental revenue increased $2.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to higher revenue per available room of $297 for the nine months ended September 30, 2016 compared to $283 for the nine months ended September 30, 2015.
Other property income. Other property income increased $0.9 million, or 9%, to $11.2 million for the nine months ended September 30, 2016 compared to $10.3 million for the nine months ended September 30, 2015. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$947	$939	$8	1%	$921	$936	$(15)	(2)%
Office	4,016	3,784	232	6	2,559	2,578	(19)	(1)
Multifamily	1,576	928	648	70	935	917	18	2
Mixed-Use	4,669	4,666	3	—	4,669	4,666	3	—
	$11,208	$10,317	$891	9%	$9,084	$9,097	$(13)	—%
Office other property income increased $0.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to parking garage income at Lloyd District Portfolio due to the completion of the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015.

Multifamily other property income increased $0.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had incremental other property income of approximately $0.6 million for the nine months ended September 30, 2016.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $7.6 million, or 11%, to $79.1 million for the nine months ended September 30, 2016, compared to $71.5 million for the nine months ended September 30, 2015. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $5.8 million, or 11%, to $58.6 million for the nine months ended September 30, 2016, compared to $52.8 million for the nine months ended September 30, 2015. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$11,487	$10,213	$1,274	12%	$11,374	$10,022	$1,352	13%
Office	15,284	14,131	1,153	8	10,014	9,268	746	8
Multifamily	7,253	3,967	3,286	83	3,599	3,547	52	1
Mixed-Use	24,610	24,499	111	—	24,610	24,499	111	—
	$58,634	$52,810	$5,824	11%	$49,597	$47,336	$2,261	5%
Retail rental expenses increased $1.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in bad debt expense for Waikele Center related to the Sports Authority bankruptcy and announcement of its K-Mart store closure.
Office rental expenses increased $1.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in rent expense for the Annex Lease at The Landmark at One Market, which was extended during the fourth quarter of 2015, an increase in parking lot expenses at Lloyd District Portfolio and an increase in repair and maintenance expenses among our office properties during the period.
Multifamily rental expenses increased $3.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had rental expenses of approximately $3.2 million for the nine months ended September 30, 2016.
Mixed-use rental expenses increased $0.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in the room tax expense, which was attributed to the increase in payroll and complimentary amenity costs at the hotel portion of our mixed-use property. This increase was partially offset by a decrease in bad debt expense related to the Quiksilver bankruptcy in 2015.
Real Estate Taxes. Real estate tax expense increased $1.7 million, or 9%, to $20.4 million for the nine months ended September 30, 2016 compared to $18.7 million for the nine months ended September 30, 2015. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$8,716	$8,872	$(156)	(2)%	$8,625	$8,743	$(118)	(1)%
Office	8,111	6,876	1,235	18	5,455	4,624	831	18
Multifamily	1,707	1,285	422	33	1,282	1,269	13	1
Mixed-Use	1,912	1,677	235	14	1,912	1,677	235	14
	$20,446	$18,710	$1,736	9%	$17,274	$16,313	$961	6%

Retail real estate taxes decreased $0.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a decrease in the assessed value of Alamo Quarry Market offset by higher assessments at Waikele Center.
Office real estate taxes increased $1.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in real estate taxes at First & Main and One Beach Street due to decreases in property tax exemptions for certain tenants. The increase is also attributed to completion of redevelopment activity at Torrey Reserve Campus, for which real estate taxes were capitalized in the prior year during the construction period.
Multifamily real estate taxes increased $0.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had incremental real estate taxes of approximately $0.4 million for the nine months ended September 30, 2016.
Mixed-use real estate taxes increased $0.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income
Property operating income increased $6.9 million, or 5%, to $139.4 million for the nine months ended September 30, 2016, compared to $132.6 million for the nine months ended September 30, 2015. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2016	2015			2016	2015
Retail	$54,113	$54,299	$(186)	—%	$54,068	$53,972	$96	—%
Office	53,021	51,614	1,407	3	39,012	38,008	1,004	3
Multifamily	12,447	8,502	3,945	46	9,595	8,556	1,039	12
Mixed-Use	19,865	18,158	1,707	9	19,865	18,158	1,707	9
	$139,446	$132,573	$6,873	5%	$122,540	$118,694	$3,846	3%
Retail property operating income decreased $0.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in bad debt expense for Waikele Center related to the Sports Authority bankruptcy and the announcement of its K-Mart store closure.
Office property operating income increased $1.4 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to higher annualized base rents and additional cost reimbursements during the nine months ended September 30, 2016.
Multifamily property operating income increased $3.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015 and higher average base rent for same-store properties for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Mixed-use property operating income increased $1.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to higher revenue per available room for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Other
General and Administrative. General and administrative expenses decreased $2.7 million, or 17%, to $13.5 million for the nine months ended September 30, 2016, compared to $16.2 million for the nine months ended September 30, 2015. This decrease was primarily due to a decrease in stock compensation expense during the period due to lower valuations assigned to the 2015 stock awards and the final vesting of initial public offering awards during the first quarter of 2015 and business transition costs incurred during the third quarter of 2015 associated with the resignation of our former President and Chief Executive Officer, John W. Chamberlain.
Depreciation and Amortization. Depreciation and amortization expense increased $7.0 million, or 15%, to $53.2 million for the nine months ended September 30, 2016, compared to $46.2 million for the nine months ended September 30, 2015. This increase was primarily due to depreciation and amortization attributable to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015. The increase is also attributed to additional depreciation related to the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015.
Interest Expense. Interest expense increased $4.9 million, or 14%, to $39.1 million for the nine months ended September 30, 2016 compared to $34.3 million for the nine months ended September 30, 2015. This increase was primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015, in that capitalization of interest costs ceased when the buildings were placed into service.
Gain on sale of real estate. Gain on sale of real estate of $7.1 million relates to the sale of Rancho Carmel Plaza on August 2, 2015.
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

As of September 30, 2016, the company owned an approximate 71.8% partnership interest in the Operating Partnership. The remaining 28.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2016, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of September 30, 2016, we had the capacity to issue up to an additional $206.6 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of September 30, 2016, we held $62.0 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2016 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Point. Construction at Torrey Point is in process and is expected to be complete in 2017, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $53 million related to Torrey Point, of which approximately $27 million has been incurred as of September 30, 2016. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015
Cash and cash equivalents were $62.0 million and $40.2 million at September 30, 2016 and 2015, respectively.
Net cash provided by operating activities increased $12.7 million to $102.7 million for the nine months ended September 30, 2016 compared to $90.0 million for the nine months ended September 30, 2015. The increase in cash from operations was primarily due to higher net income before certain non-cash items.
Net cash used in investing activities decreased $71.9 million to $47.2 million for the nine months ended September 30, 2016 compared to $119.1 million for the nine months ended September 30, 2015. The decrease was primarily due to completion of development activity at Torrey Reserve Campus during the second quarter of 2015 and Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015.
Net cash used by financing activities increased $43.4 million to cash used of $33.5 million for the nine months ended September 30, 2016 compared to cash provided of $9.9 million for the nine months ended September 30, 2015. The decrease of cash provided by financing activities was primarily due to fewer sales of shares of our common stock under our ATM program during the nine months ended September 30, 2016. The decrease was also attributed to the payments made on our Revolver Loan during the nine months ended September 30, 2016.

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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2016 and 2015 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net operating income	$47,989	$45,628	$139,446	$132,573
General and administrative	(4,513)	(6,357)	(13,456)	(16,161)
Depreciation and amortization	(17,992)	(15,761)	(53,159)	(46,154)
Interest expense	(13,049)	(11,258)	(39,148)	(34,250)
Gain on sale of real estate	—	7,121	—	7,121
Other income (expense), net	(577)	(347)	(454)	(440)
Net income	$11,858	$19,026	$33,229	$42,689

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
The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2016 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Funds from Operations (FFO)
Net income	$11,858	$33,229
Plus: Real estate depreciation and amortization	17,992	53,159
Funds from operations	29,850	86,388
Less: Nonforfeitable dividends on incentive restricted stock awards	(41)	(124)
FFO attributable to common stock and units	$29,809	$86,264
FFO per diluted share/unit	$0.47	$1.37
Weighted average number of common shares and units, diluted (1)	63,274,411	63,182,040

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through April 2025) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2016, we had $820.5 million of fixed rate debt outstanding with an estimated fair value of $859.8 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of September 30, 2016 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at September 30, 2016 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $31.7 million. If interest rates at September 30, 2016 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $33.9 million.
Variable Interest Rate Debt
At September 30, 2016, we had $250.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2016, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2016, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.
(1)    Incorporated herein by reference to American Assets Trust, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	November 4, 2016	Date:	November 4, 2016