Form 10-K
period 2016-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2017-02-17
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2016 was $1,634.2 million.
The number of American Assets Trust, Inc.’s common shares outstanding on February 17, 2017 was 46,431,341.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2016, American Assets Trust, Inc. owned an approximate 71.8% partnership interest in the Operating Partnership. The remaining 28.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2016

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2016, our portfolio is comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of December 31, 2016, we owned land at four of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of our Predecessor (as defined below) on January 19, 2011. After the completion of our initial public offering and the Formation Transactions (as defined below) on January 19, 2011, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.8% of our Operating Partnership as of December 31, 2016. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

•
Broad Real Estate Expertise with Retail, Office and Multifamily Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the retail, office and multifamily asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Chairman, President and Chief Executive Officer, and Robert Barton, our Chief Financial Officer, each have over 30 years of commercial real estate experience, and the other members of senior management each have over 20 years of commercial real estate experience.

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

Employees
At December 31, 2016, we had 164 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Tax Status
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders (excluding any net capital gains).
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
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2016, 2015 and 2014 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2016, 2015 or 2014. salesforce.com at The Landmark at One Market accounted for approximately 15.0%, 15.7% and 15.9% of total office segment revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
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
At December 31, 2016, we had total debt outstanding of $1,067.0 million, excluding the unamortized fair value adjustment and debt issuance costs, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. We also have an amended and restated credit facility with a capacity of $350.0 million, consisting of a revolving line of credit of $250 million and an unsecured term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
As of December 31, 2016, the three largest tenants in our office portfolio - salesforce.com, Inc., Autodesk, Inc. and Veterans Benefits Administration - represented approximately 26.7% of the total annualized base rent in our office portfolio. salesforce.com, Inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
For example, Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation, which leases retail space for a Kmart store at one of our properties with an aggregate of 119,590 leased square feet for an aggregate annualized base rent of $4.5 million as of December 31, 2016 ceased operations in its leased premises at Waikele Center. Although Kmart remains fully liable for all of its lease obligations until the lease's scheduled expiration on June 30, 2018, it is unlikely that it will renew its lease with us and it may ultimately file for bankruptcy protection. In the event that Kmart does not renew its lease with us, there can be no assurances that we will be able to re-lease such premises at market rents, or at all, which may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations. As of December 31, 2016, Kmart remains current on its rental obligations under the terms of its lease, however, the loss of Kmart as a tenant at our property could (1) decrease customer traffic for our other tenants at the property, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for the property.
As of December 31, 2016, our largest anchor tenants were Kmart, Lowe's and Nordstrom Rack, which together represented approximately 15.1% of our total annualized base rent of our retail portfolio in the aggregate, and 6.2%, 6.2% and 2.7%, respectively, of the annualized base rent generated by our retail properties.
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
As of December 31, 2016, leases representing 11.1% of the square footage and 13.4% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2017, and an additional 6.3% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. As described under Note 8. "Derivative and Hedging Activities," to the accompanying consolidated financial statements, we have entered into several interest rate swap agreements that are intended to reduce the interest rate variability exposure with respect to certain of our indebtedness. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.
Our amended and restated credit facility, note purchase agreement and term loan agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
Our amended and restated credit facility, note purchase agreement and term loan agreement contain customary negative covenants and other financial and operating covenants that, among other things:

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
Our amended and restated credit facility, the notes issued under our note purchase agreement and our term loan agreement represent unsecured indebtedness. The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
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
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $7.4 million based on operating performance through December 31, 2016. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
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
As of December 31, 2016, Mr. Rady and his affiliates owned approximately 10.4% of our outstanding common stock and 23.4% of our outstanding common units, which together represent an approximate 33.7% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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
Our charter contains certain ownership limits with respect to our stock. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial or constructive ownership by any person of more than 7.275% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 7.275% in value of the aggregate outstanding shares of all classes and series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. Our board of directors has granted to each of (1) Mr. Rady (and certain of his affiliates), (2) Cohen & Steers Management, Inc. and (3) BlackRock, Inc. an exemption from the ownership limits that will allow them to own, in the aggregate, up to 19.9%, 10.0% and 10.0%, respectively, in value or in number of shares, whichever is more restrictive, of our outstanding common stock, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:

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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2016, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 29.6% of our outstanding common units and approximately 11.3% of our outstanding common stock, which together represent an approximate 39.4% beneficial interest in our company on a fully diluted basis.
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
In connection with the Formation Transactions, we entered into tax protection agreements with certain limited partners of our Operating Partnership, including Mr. Rady and his affiliates, that provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the Torrey Plaza portion of Torrey Reserve Campus, which we collectively refer to as the tax protected properties, in a taxable transaction during the period from the closing of our initial public offering through the seventh anniversary of such closing, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of our initial public offering and tax liabilities incurred as a result of the reimbursement payment; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. Notwithstanding the foregoing the Operating Partnership's indemnification obligations under the tax protection agreement will terminate upon the later of the death of Mr. Rady and the death of his wife. The tax protected properties represented 31.0% of our portfolio's annualized base rent as of December 31, 2016 and included total revenue for Waikiki Beach Walk-Embassy Suites™ for the 12 month period ended December 31, 2016. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders' best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.
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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and and allow us to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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
Legislative or other actions affecting REITs could have a negative effect on our investors or us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification or the federal income tax consequences of such qualification or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Portfolio
As of December 31, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2016, we owned land at four of our properties that we classified as held for development and construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	94.6%	$3,603,752	$48.78
Carmel Mountain Plaza (1)	San Diego, CA	1994/2014	15	528,416	98.6	11,900,588	22.84
South Bay Marketplace(1)	San Diego, CA	1997	9	132,877	100.0	2,301,751	17.32
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	93.7	5,314,489	27.06
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	98.2	6,079,732	25.09
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	675,486	98.1	10,104,639	15.25
Geary Marketplace	Walnut Creek, CA	2012	3	35,156	100.0	1,197,344	34.06
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,917,969	164.34
Waikele Center	Waipahu, HI	1993/2008	9	537,637	90.7	16,098,715	33.01
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	589,362	99.9	13,964,184	23.72
Hassalo on Eighth - Retail (2)	Portland, OR	2015	3	44,153	76.6	809,337	23.93
Subtotal / Weighted Average Retail Portfolio			104	3,089,155	96.6%	$73,292,500	$24.56

OFFICE PROPERTIES
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016	14	515,192	88.5%	$18,752,967	$41.13
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,491	93.2	7,390,502	37.32
The Landmark at One Market (3)	San Francisco, CA	1917/2000	1	419,371	100.0	24,030,395	57.30
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	100.0	4,040,694	41.39
First & Main	Portland, OR	2010	1	360,641	98.7	10,947,393	30.76
Lloyd District Portfolio	Portland, OR	1940-2011/present	6	581,670	72.1	10,862,292	25.90
City Center Bellevue	Bellevue, WA	1987	1	494,658	95.2	17,406,056	36.96
Subtotal / Weighted Average Office Portfolio			28	2,681,637	90.1%	$93,430,299	$38.67
Total / Weighted Average Retail and Office Portfolio			132	5,770,792	93.6%	$166,722,799	$30.87
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (4)	Honolulu, HI	2006	3	96,707	98.7%	$10,838,934	$113.56

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014	2	369	89.8%	$324.69	$291.52

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	95.1%	$11,930,772	$1,908
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	96.9	3,402,948	1,829
Mariner’s Point	Imperial Beach, CA	1986	8	88	97.7	1,626,312	1,576
Santa Fe Park RV Resort (5)	San Diego, CA	1971/2007-2008	1	126	80.2	1,173,324	968
Hassalo on Eighth - Multifamily (2)	Portland, OR	2015	3	657	85.7	11,182,800	1,655
Total / Weighted Average Multifamily			118	1,579	90.3%	$29,316,156	$1,713

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	6	125,477	$1,193,816
South Bay Marketplace	1	2,824	$91,320
Del Monte Center	2	295,100	$201,291
Alamo Quarry Market	4	31,994	$470,075

(2)
The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood. The Aster Tower and Elwood multifamily buildings were placed into operations in October 2015 and the Velomor multifamily building was placed into operations in July 2015. The retail component of the Elwood building was placed into operations in April 2016, the retail component of the Velomor building was placed into operations in July 2016 and the retail component of the Aster Tower building was placed into operations in October 2016.

(3)
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

(4)
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

•
Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2016, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2016. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2016, divided by total units available, expressed as a percentage.

•
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2016, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2016. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2016 for our retail and office portfolio equaled approximately $2.6 million for the year ended December 31, 2016. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2016. Total abatements for leases in effect as of December 31, 2016 for our multifamily portfolio equaled approximately $0.8 million for the year ended December 31, 2016.

•	Units represent the total number of units available for sale/rent at December 31, 2016.

•
Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2016, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2016, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2016 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2016.

Tenant Diversification
At December 31, 2016, our operating portfolio had approximately 740 leases with office and retail tenants, of which 12 expired on December 31, 2016 and 22 had not yet commenced. Our residential properties had approximately 1,325 leases with residential tenants at December 31, 2016, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 71 leases with retailers, of which one expired on December 31, 2016. No one tenant or affiliated group of tenants accounted for more than 7.9% of our annualized base rent as of December 31, 2016 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2016.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One Market	6/30/2019 4/30/2020 5/31/2021	254,118	4.3%	$13,986,276	7.9%
Autodesk, Inc.	The Landmark at One Market	12/31/2017 12/31/2018	114,664	2.0	7,969,801	4.5
Kmart (2)	Waikele Center	6/30/2018	119,590	2.0	4,544,420	2.6
Lowe's	Waikele Center	5/31/2018	155,000	2.6	4,516,727	2.5
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.6	3,006,453	1.7
Insurance Company of the West	Torrey Reserve Campus	12/31/2016 12/31/2019	69,795	1.2	2,757,086	1.6
Clearesult Operating, LLC (as successor to Portland Energy Conservation)	First & Main	4/30/2025	101,848	1.7	2,578,353	1.5
State of Oregon: Department of Environmental Quality	Lloyd District Portfolio	10/31/2031	87,787	1.5	2,458,036	1.4
Caradigm USA LLC	City Center Bellevue	12/31/2016 12/31/2021	68,956	1.2	2,367,259	1.3
Alliant International University	One Beach Street	10/31/2019	64,161	1.1	2,363,814	1.3
Treasury Call Center (3)	First & Main	8/31/2020	63,648	1.1	2,184,302	1.2
HDR Engineering	City Center Bellevue	12/31/2017	56,024	1.0	2,100,900	1.2
Quiksilver	Waikiki Beach Walk	12/31/2021	8,365	0.1	2,030,401	1.1
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.2	1,990,316	1.1
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2019 3/31/2025 9/30/2032	71,431	1.2	1,919,436	1.1
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.6	1,703,845	1.0
Familycare, Inc.	Lloyd District Portfolio	9/30/2024	56,640	1.0	1,617,615	0.9
Troutman Sanders, LLP	Torrey Reserve Campus First & Main	11/30/2019 4/30/2025	33,812	0.6	1,511,601	0.9
Inome, Inc.	City Center Bellevue	7/31/2017	37,276	0.6	1,509,678	0.9
Eisneramper LLP	The Landmark at One Market	12/31/2018	19,126	0.3	1,491,828	0.8
Vistage Worldwide, Inc.	Torrey Reserve Campus	6/30/2018	36,769	0.6	1,428,195	0.8
Old Navy	Alamo Quarry Market, Waikele Center, South Bay Marketplace	9/30/2017 7/31/2020 4/30/2021	59,780	1.0	*	*
Marshalls	Carmel Mountain Plaza, Solana Beach Towne Centre	1/31/2019 1/31/2025	68,055	1.2	1,335,447	0.8
Vons	Lomas Santa Fe Plaza	12/31/2017	49,895	0.9	1,216,700	0.7
Sucker Punch Productions, LLC	City Center Bellevue	10/31/2017	33,280	0.6	1,198,080	0.7
TOTAL			1,827,370	31.2%	$69,786,569	39.5%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2016 for the applicable lease(s) by (ii) 12.

(2)
In December 2016, the Kmart store at Waikele Center ceased its operations, but continues to remain fully liable for all of its lease obligations until the lease's scheduled expiration on June 30, 2018.

(3)	The earliest option termination date under this lease is August 31, 2017.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2016. Our five multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	7	1,923,373	32.8%
Northern California	4	1,227,627	20.9
Oregon	3	986,464	16.8
Washington	1	494,658	8.4
Texas	1	589,362	10.0
Hawaii (2)	3	646,015	11.0
Total	19	5,867,499	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.

(2)	Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2016 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	11	$73,048	39.0%
Office	7	71,415	38.2
Mixed-Use	1	16,690	8.9
Multifamily	5	26,004	13.9
Total	24	$187,157	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2016, plus available space, for each of the ten calendar years beginning January 1, 2017 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 13 leases that terminated on December 31, 2016. In 2017, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	369,441	6.3%	$—	—%	$—
Month to Month	32,537	0.6	566,350	0.3	17.41
2017	651,130	11.1	23,818,462	13.4	36.58
2018	1,210,996	20.6	34,232,312	19.3	28.27
2019	703,821	12.0	25,989,084	14.6	36.93
2020	675,253	11.5	22,546,778	12.7	33.39
2021	477,294	8.1	22,720,165	12.8	47.60
2022	333,613	5.7	11,355,258	6.4	34.04
2023	251,132	4.3	7,239,427	4.1	28.83
2024	383,888	6.5	10,725,924	6.0	27.94
2025	372,906	6.4	9,897,079	5.6	26.54
2026	73,795	1.3	2,426,378	1.4	32.88
Thereafter	245,225	4.2	6,044,516	3.4	24.65
Signed Leases Not Commenced	86,468	1.5	—	—	—
Total:	5,867,499	100.0%	$177,561,733	100.0%	$30.26

(1)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2016 for the leases expiring during the applicable period, by 12.

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
American Assets Trust, Inc.
Shares of American Assets Trust, Inc.'s common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for the company's common stock. On February 10, 2017, the reported close sale price per share was $43.90. The following table sets forth, for the periods indicated, the high and low close prices in dollars on the NYSE for the company's common stock and the dividends we declared per share.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter 2015	$40.11	$45.05	$0.2325
Second Quarter 2015	$38.97	$43.59	$0.2325
Third Quarter 2015	$37.49	$42.22	$0.2325
Fourth Quarter 2015	$38.14	$43.53	$0.2500
First Quarter 2016	$34.61	$39.92	$0.2500
Second Quarter 2016	$37.64	$42.44	$0.2500
Third Quarter 2016	$42.06	$45.95	$0.2500
Fourth Quarter 2016	$38.20	$43.14	$0.2600
On February 10, 2017, we had 102 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. The following table sets forth the distributions we declared with respect to American Assets Trust, L.P.'s operating partnership units for the periods indicated:

Period	Distribution per Unit
First Quarter 2015	$0.2325
Second Quarter 2015	$0.2325
Third Quarter 2015	$0.2325
Fourth Quarter 2015	$0.2500
First Quarter 2016	$0.2500
Second Quarter 2016	$0.2500
Third Quarter 2016	$0.2500
Fourth Quarter 2016	$0.2600
As of February 10, 2017, we had 29 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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

Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2016.
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
 The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on January 13, 2011 and ending on December 31, 2016. The graph assumes a $100 investment in each of the indices on January 13, 2011 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth, on a historical basis, selected financial and operating data. The financial information has been derived from our consolidated balance sheets and statements of operations. You should read the following summary selected financial data in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The following data is in thousands, except per share and share data.

	American Assets Trust, Inc.
	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue:
Rental income	$279,498	$261,887	$246,078	$242,757	$225,249
Other property income	15,590	13,736	13,922	12,300	10,217
Total revenues	295,088	275,623	260,000	255,057	235,466
Expenses:
Rental expenses	79,553	73,187	68,267	68,608	64,089
Real estate taxes	28,378	24,819	22,964	21,378	22,025
General and administrative	17,897	20,074	18,532	17,195	15,593
Depreciation and amortization	71,319	63,392	66,568	66,775	61,853
Total operating expenses	197,147	181,472	176,331	173,956	163,560
Operating income	97,941	94,151	83,669	81,101	71,906
Interest expense	(51,936)	(47,260)	(52,965)	(58,020)	(57,328)
Gain on sale of real estate	—	7,121	—	—	—
Other income (expense), net	(368)	(97)	441	(487)	(629)
Income from continuing operations	45,637	53,915	31,145	22,594	13,949
Discontinued operations:
Income from discontinued operations	—	—	—	—	932
Gain on sale of real estate property	—	—	—	—	36,720
Results from discontinued operations	—	—	—	—	37,652
Net income	45,637	53,915	31,145	22,594	51,601
Net income attributable to restricted shares	(189)	(168)	(374)	(536)	(529)
Net income attributable to unitholders in the Operating Partnership	(12,863)	(15,238)	(9,015)	(6,838)	(16,134)
Net income attributable to American Assets Trust, Inc. stockholders	$32,585	$38,509	$21,756	$15,220	$34,938
Income from continuing operations attributable to common stockholders per share
Basic earnings (loss) per share	$0.72	$0.87	$0.52	$0.38	$0.24
Diluted earnings (loss) per share	$0.72	$0.86	$0.51	$0.38	$0.24
Net income attributable to common stockholders per share
Basic earnings per share	$0.72	$0.87	$0.52	$0.38	$0.90
Diluted earnings per share	$0.72	$0.86	$0.51	$0.38	$0.90
Weighted average shares of common stock outstanding - basic	45,332,471	44,439,112	42,041,126	39,539,457	38,736,113
Weighted average shares of common stock outstanding - diluted	63,228,159	62,339,163	59,947,474	57,515,810	57,053,909
Dividends declared per share	$1.0100	$0.9475	$0.8925	$0.8500	$0.8400

	American Assets Trust, Inc.
	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Net real estate	$1,831,546	$1,834,862	$1,775,400	$1,676,836	$1,668,182
Total assets	1,986,933	1,974,289	1,936,401	1,832,443	1,827,587
Notes payable	1,061,530	1,055,613	1,057,450	1,045,174	1,044,682
Total liabilities	1,148,382	1,145,362	1,169,825	1,145,865	1,141,858
Stockholders' equity and owner's equity	809,556	799,562	735,303	648,511	638,361
Noncontrolling interests	28,995	29,365	31,273	38,067	47,368
Total equity	838,551	828,927	766,576	686,578	685,729
Total liabilities and equity	1,986,933	1,974,289	1,936,401	1,832,443	1,827,587

Other Data:
Funds from operations (FFO) (1)	$116,956	$110,186	$97,713	$89,369	$77,892
FFO attributable to common stock and units	116,773	110,027	97,576	89,012	77,538

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

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss)	$45,637	$53,915	$31,145	$22,594	$51,601
Plus: Real estate depreciation and amortization (including discontinued operations)	71,319	63,392	66,568	66,775	63,011
Less: Gain on sale of real estate	—	(7,121)	—	—	(36,720)
Funds from operations, as defined by NAREIT	116,956	110,186	97,713	89,369	77,892
Less: Nonforfeitable dividends on restricted stock awards	(183)	(159)	(137)	(357)	(354)
FFO attributable to common stock and units	$116,773	$110,027	$97,576	$89,012	$77,538

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2016, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of December 31, 2016, we owned land at four of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 71.8% of our Operating Partnership as of December 31, 2016. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Our new development at Torrey Point (previously Sorrento Pointe) is close in proximity to Torrey Reserve Campus. Groundbreaking on Torrey Point occurred in July 2015 with development plans including two Class A office buildings of approximately 88,000 square feet in the aggregate, with panoramic unobstructed views of the Torrey Pines State Park Beach, Torrey Reserve and the Pacific Ocean. Projected costs of the development at Torrey Point are approximately $56 million, of which approximately $32 million has been incurred to date. We expect to incur the remaining costs for development of Torrey Point in 2017. We expect the Torrey Point development to be stabilized in 2018 with an estimated stabilized cash yield of approximately 7.0% to 8.0%.

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

In our determination of same-store and redevelopment same-store properties, Lloyd District Portfolio and Torrey Reserve Campus have been identified as redevelopment same-store properties due to the significant construction activity noted above. Office same-store net operating income increased approximately 3.1% for the year ended December 31, 2016, respectively, compared to the same periods in 2015. Office redevelopment same-store net operating income increased approximately 3.8% for the year ended December 31, 2016, respectively, compared to the same periods in 2015.

Below is a summary of our same-store composition for the years ended December 31, 2016, 2015 and 2014. For the year ended December 31, 2016, when compared to the designations for the year ended December 31, 2015, Hassalo on Eighth - Retail was included in non-same-store properties and one development property, Torrey Reserve Land, was removed from development properties, due to the completion of all Torrey Reserve Campus development during the second quarter of 2016. For the year ended December 31, 2015, one disposed property was removed from same-store and redevelopment same-store properties and Hassalo on Eighth - Multifamily was included in non-same-store properties when compared to the designations for the year ended December 31, 2014.

	December 31,
	2016	2015	2014
Same-Store	20	20	21
Non-Same Store	4	3	2
Total Properties	24	23	23

Redevelopment Same-Store	22	22	23

Total Development Properties	4	5	5

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Retail Leases. Our retail portfolio included eleven properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2016. As of December 31, 2016, these properties were 96.6% leased. For the year ended December 31, 2016, the retail segment contributed 34.2%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.
During the year ended December 31, 2016, we signed 76 retail leases for 289,015 square feet with an average rent of $35.67 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 66 represent comparable leases where there was a prior tenant, with an increase of 6.6% in cash basis rent and an increase of 12.3% in straight-line rent compared to the prior leases.
Office Leases. Our office portfolio included seven properties with a total of approximately 2.7 million rentable square feet available for lease as of December 31, 2016. As of December 31, 2016, these properties were 90.1% leased. For the year ended December 31, 2016, the office segment contributed 35.0% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2016, we signed 68 office leases for 281,595 square feet with an average rent of $40.62 per square foot during the initial year of the lease term. Of the leases, 50 represent comparable leases where there was a prior tenant, with an increase of 12.0% in cash basis rent and an increase of 24.2% in straight-line rent compared to the prior leases.

Multifamily Leases. Our multifamily portfolio included four apartment properties, as well as an RV resort, with a total of 1,579 units (including 122 RV spaces) available for lease as of December 31, 2016. As of December 31, 2016, these properties were 90.3% leased. For the year ended December 31, 2016, the multifamily segment contributed 9.9% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2016 was $1,713, compared to $1,605 at December 31, 2015.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2016, the retail portion of the property was 98.7% leased, and for the year ended December 31, 2016, the hotel had an average occupancy of 89.8%. For the year ended December 31, 2016, the mixed-use segment contributed 20.9%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the three months ended December 31, 2016, we signed 16 retail leases for a total of 31,064 square feet of retail space including 28,604 square feet of comparable space leases (leases for which there was a prior tenant), an increase of 4.3% on a cash basis and an increase of 17.5% on a straight-line basis. New retail leases for comparable spaces were signed for 3,246 square feet at an average rental rate increase of 3.8% on a cash basis and 12.4% on a straight-line basis. Renewals for comparable retail spaces were signed for 25,358 square feet at an average rental rate increase of 4.4% on a cash basis and an increase of 18.9% on a straight-line basis. Tenant improvements and incentives were $15.94 per square foot of retail space for comparable new leases for the three months ended December 31, 2016. There were $19.86 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the three months ended December 31, 2016.

During the three months ended December 31, 2016, we signed 16 office leases for a total of 125,836 square feet of office space including 103,401 square feet of comparable space leases, at an average rental rate increase of 14.9% on a cash basis and an average rental increase of 31.8% on a straight-line basis. New office leases for comparable spaces were signed for 46,060 square feet at an average rental rate increase of 15.5% on a cash basis and an average rental rate increase of 30.7% on a straight-line basis. Renewals for comparable office spaces were signed for 57,341 square feet at an average rental rate increase of 14.3% on a cash basis and increase of 32.8% on a straight-line basis. Tenant improvements and incentives were $15.21 per square foot of office space for comparable new leases for the three months ended December 31, 2016. There were $9.03 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the three months ended December 31, 2016

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and, in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement of a space as it relates to a specific lease, but may also include base building costs (i.e., expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2016 generally become effective over the following year, though some may not become effective until 2018. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2017, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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
Other property income includes parking income, general excise tax billed to tenants, fees charged to tenants at our multifamily properties and food and beverage sales at the hotel portion of our mixed-use property. Other property income is recognized when earned. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $31.0 million and $93.0 million for the years ended December 31, 2016 and 2015, respectively.

We capitalized external and internal costs related to other property improvements combined of $28.2 million and $26.7 million for the years ended December 31, 2016 and 2015, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements of $0.1 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $1.6 million and $7.6 million for the years ended December 31, 2016 and 2015, respectively.

Segment capital expenditures for the years ended December 31, 2016 and 2015 are as follows (dollars in thousands):

	Year Ended December 31, 2016

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development		Total Capital Expenditures

Retail Portfolio	$2,589	$2,733	$5,322	$—	$8,049	(1)	$13,371
Office Portfolio	14,911	12,202	27,113	243	19,120		46,476
Multifamily Portfolio	—	1,727	1,727	—	736	(1)	2,463
Mixed-Use Portfolio	118	777	895	—	—		895
Total	$17,618	$17,439	$35,057	$243	$27,905		$63,205

	Year Ended December 31, 2015

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development		Total Capital Expenditures

Retail Portfolio	$4,733	$1,716	$6,449	$161	$783	(1)	$7,393
Office Portfolio	13,850	9,238	23,088	14,773	11,188		49,049
Multifamily Portfolio	—	786	786	1,316	79,457	(1)	81,559
Mixed-Use Portfolio	305	329	634	—	—		634
Total	$18,888	$12,069	$30,957	$16,250	$91,428		$138,635

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

The increase in maintenance capital expenditures in our retail portfolio was primarily related to building renovations at Alamo Quarry Market and Del Monte Center. The increase in maintenance capital expenditures in our office portfolio was primarily related to building renovations at Torrey Reserve Campus and City Center Bellevue.
The decrease in redevelopment and expansion expenditures for the year ended December 31, 2016 was primarily related to the completion of the redevelopment at Torrey Reserve Campus in 2015.
The decrease in new development expenditures for the year ended December 31, 2016 was primarily related to the completion of Hassalo on Eighth - Multifamily during 2015. New development expenditures for the retail portfolio incurred during the year ended December 31, 2016 reflect costs incurred for the build out of retail tenant space at Hassalo on Eighth - Retail. New development expenditures for the office portfolio incurred during the year ended December 31, 2016 reflect costs incurred for the development of Torrey Point.
Our capital expenditures during 2017 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in 2017 will be less than those incurred in 2016 as Torrey Point remains our only outstanding development as of December 31, 2016. We anticipate an increase in tenant improvements and leasing commissions noting lease expirations of approximately 11.1% in our total portfolio, assuming tenants do not exercise their options to extend their leases.

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
As of December 31, 2016 and 2015, none of our properties were impaired.
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
Property Acquisitions and Dispositions
2016 Acquisitions and Dispositions
During 2016, there were no acquisitions or dispositions.
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
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
The following summarizes our consolidated results of operations for the year ended December 31, 2016 compared to our consolidated results of operations for the year ended December 31, 2015. As of December 31, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2016, we owned land at four of our properties that we classified as held for development and construction in progress. As of December 31, 2015, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2015, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change	%
Revenues
Rental income	$279,498	$261,887	$17,611	7%
Other property income	15,590	13,736	1,854	13
Total property revenues	295,088	275,623	19,465	7
Expenses
Rental expenses	79,553	73,187	6,366	9
Real estate taxes	28,378	24,819	3,559	14
Total property expenses	107,931	98,006	9,925	10
Net operating income	187,157	177,617	9,540	5
General and administrative	(17,897)	(20,074)	2,177	(11)
Depreciation and amortization	(71,319)	(63,392)	(7,927)	13
Interest expense	(51,936)	(47,260)	(4,676)	10
Gain on sale of real estate	—	7,121	(7,121)	(100)
Other income (expense), net	(368)	(97)	(271)	279
Net income	45,637	53,915	(8,278)	(15)
Net income attributable to restricted shares	(189)	(168)	(21)	13
Net income attributable to unitholders in the Operating Partnership	(12,863)	(15,238)	2,375	(16)
Net income attributable to American Assets Trust, Inc. stockholders	$32,585	$38,509	$(5,924)	(15)%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $19.5 million, or 7%, to $295.1 million for the year ended December 31, 2016, compared to $275.6 million for the year ended December 31, 2015. The percentage leased was as follows for each segment as of December 31, 2016 and 2015:

	Percentage Leased (1) Year Ended December 31,
	2016	2015
Retail	96.6%	98.6%
Office	90.1%	92.4%
Multifamily	90.3%	73.4%
Mixed-Use (2)	98.7%	100.0%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2016 or December 31, 2015, as applicable.

(2)	Includes the retail portion of the mixed-use property only.
The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $17.6 million, or 7%, to $279.5 million for the year ended December 31, 2016, compared to $261.9 million for the year ended December 31, 2015. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2016	2015	Change	%	2016	2015	Change	%
Retail	$99,655	$97,568	$2,087	2%	$99,190	$96,917	$2,273	2%
Office	97,396	92,670	4,726	5	69,808	66,584	3,224	5
Multifamily	26,998	18,147	8,851	49	18,100	16,758	1,342	8
Mixed-Use	55,449	53,502	1,947	4	55,449	53,502	1,947	4
	$279,498	$261,887	$17,611	7%	$242,547	$233,761	$8,786	4%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus and Lloyd District Portfolio due to significant redevelopment activity during the period; (ii) Rancho Carmel Plaza, as it was sold on August 6, 2015; (iii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (iv) Hassalo on Eighth - Retail, which was placed in operation in April, July and October of 2016; and (v) land held for development.

Retail rental revenue increased $2.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in annualized base rent and additional cost reimbursements for the year ended December 31, 2016, minimally offset by the sale of Rancho Carmel Plaza on August 6, 2015. The increase in annualized base rent was attributed to higher base rents for tenants at Alamo Quarry Market and Carmel Mountain Plaza. The increase is also attributed to the completion of the retail component of Hassalo on Eighth in 2016, which had generated rental revenue of approximately $0.4 million for the year ended December 31, 2016.
Office rental revenue increased $4.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase in annualized base rent and additional cost reimbursements for the year ended December 31, 2016, primarily at Torrey Reserve Campus, The Landmark at One Market, First & Main and City Center Bellevue.
Multifamily rental revenue increased $8.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had incremental rental revenue of approximately $7.5 million for the year ended December 31, 2016. Same-store multifamily rental revenue increased $1.3 million during the period due to higher average base rent per unit of $1,702 for the year ended December 31, 2016, compared to $1,592 for the year ended December 31, 2015.
Mixed-use rental revenue increased $1.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher revenue per available room of $292 for the year ended December 31, 2016, compared to $284 for the year ended December 31, 2015.

Other property income. Other property income increased $1.9 million, or 13%, to $15.6 million for the year ended December 31, 2016, compared to $13.7 million for the year ended December 31, 2015. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2016	2015	Change	%	2016	2015	Change	%
Retail	$1,327	$1,227	$100	8%	$1,256	$1,224	$32	3%
Office	5,858	4,981	877	18	3,967	3,440	527	15
Multifamily	2,190	1,308	882	67	1,254	1,206	48	4
Mixed-Use	6,215	6,220	(5)	—	6,215	6,220	(5)	—
	$15,590	$13,736	$1,854	13%	$12,692	$12,090	$602	5%
Office other property income increased $0.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to lease termination fees from tenants at City Center Bellevue and parking garage income at Lloyd District Portfolio due to the completion of the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015.
Multifamily other property income increased $0.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had incremental other property income of approximately $0.8 million for the year ended December 31, 2016.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $9.9 million, or 10%, to $107.9 million for the year ended December 31, 2016, compared to $98.0 million for the year ended December 31, 2015. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $6.4 million, or 9%, to $79.6 million for the year ended December 31, 2016, compared to $73.2 million for the year ended December 31, 2015. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2016	2015	Change	%	2016	2015	Change	%
Retail	$15,564	$14,243	$1,321	9%	$15,395	$14,026	$1,369	10%
Office	21,031	19,475	1,556	8	14,002	12,882	1,120	9
Multifamily	9,878	6,601	3,277	50	4,961	4,726	235	5
Mixed-Use	33,080	32,868	212	1	33,080	32,868	212	1
	$79,553	$73,187	$6,366	9%	$67,438	$64,502	$2,936	5%
Retail rental expenses increased $1.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in bad debt expense for Waikele Center related to the Sports Authority bankruptcy and announcement of its Kmart store closure. The increase is also due to an increase in repair and maintenance expenses at Waikele Center, Alamo Quarry Market and Del Monte Center.
Office rental expenses increased $1.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in rent expense for the Annex lease at The Landmark at One Market, which was extended during the fourth quarter of 2015. The increase is also attributed to an increase in parking lot expenses at Lloyd District Portfolio due to the completion of the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015.
Multifamily rental expenses increased $3.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had incremental other rental expenses of approximately $3.0 million for the year ended December 31, 2016. Same-store multifamily rental expenses increased $0.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to additional rental expenses at Loma Palisades.
Mixed-use rental expenses increased $0.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in room expenses of our hotel operations during the period.
Real Estate Taxes. Real estate tax expense increased $3.6 million, or 14%, to $28.4 million for the year ended December 31, 2016, compared to $24.8 million for the year ended December 31, 2015. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2016	2015	Change	%	2016	2015	Change	%
Retail	$12,370	$11,429	$941	8%	$12,226	$11,279	$947	8%
Office	10,808	9,368	1,440	15	7,288	6,218	1,070	17
Multifamily	2,620	1,733	887	51	1,710	1,689	21	1
Mixed-Use	2,580	2,289	291	13	2,580	2,289	291	13
	$28,378	$24,819	$3,559	14%	$23,804	$21,475	$2,329	11%
Retail real estate taxes increased $0.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher assessments for Alamo Quarry Market and Waikele Center during the period.
Office real estate taxes increased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in real estate taxes at First & Main and One Beach Street due to decreases in property tax exemptions for certain tenants. The increase is also attributed to completion of redevelopment activity at Torrey Reserve Campus, for which real estate taxes were capitalized in the prior year during the construction period.
Multifamily real estate taxes increased $0.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and had incremental real estate taxes of approximately $0.8 million for the year ended December 31, 2016.
Mixed-use real estate taxes increased $0.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income.
Property operating income increased $9.5 million, or 5%, to $187.2 million for the year ended December 31, 2016, compared to $177.6 million for the year ended December 31, 2015. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2016	2015	Change	%	2016	2015	Change	%
Retail	$73,048	$73,123	$(75)	—%	$72,825	$72,836	$(11)	—%
Office	71,415	68,808	2,607	4	52,485	50,924	1,561	3
Multifamily	16,690	11,121	5,569	50	12,683	11,549	1,134	10
Mixed-Use	26,004	24,565	1,439	6	26,004	24,565	1,439	6
	$187,157	$177,617	$9,540	5%	$163,997	$159,874	$4,123	3%

Retail property operating income decreased $0.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in bad debt expense for Waikele Center related to the Sports Authority bankruptcy and announcement of its Kmart store closure.
Office property operating income increased $2.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher annualized base rent during the period.
Multifamily property operating income increased $5.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015, and higher average base rent for same-store properties during the period.
Mixed-use property operating income increased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher revenue per available room during the period.
Other
General and administrative. General and administrative expenses decreased $2.2 million, or 11%, to $17.9 million for the year ended December 31, 2016, compared to $20.1 million for the year ended December 31, 2015. This decrease was primarily due to a decrease in stock compensation expense during the period due to lower valuations assigned to the 2015 stock awards, the final vesting of initial public offering awards during the first quarter of 2015 incurred during the period and business transition costs incurred during 2015 associated with the resignation of our former President and Chief Executive Officer, John W. Chamberlain.
Depreciation and amortization. Depreciation and amortization expense increased $7.9 million, or 13%, to $71.3 million for the year ended December 31, 2016, compared to $63.4 million for the year ended December 31, 2015. This increase was primarily due to an increase in depreciation for Hassalo on Eighth multifamily buildings which were placed into service during the third and fourth quarters of 2015.
Interest expense. Interest expense increased $4.7 million, or 10%, to $51.9 million for the year ended December 31, 2016 compared with $47.3 million for the year ended December 31, 2015. This increase was primarily due to the completion of the Hassalo on Eighth multifamily buildings during the third and fourth quarters of 2015, in that capitalization of interest costs ceased when the buildings were placed into service.
Gain on sale of real estate. Gain on sale of real estate of $7.1 million relates to our sale of Rancho Carmel Plaza on August 6, 2015.
Other Income (Expense), Net. Other income (expense), net increased $0.3 million, or 279%, to other expense, net of $0.4 million for the year ended December 31, 2016 compared to other expense, net of $0.1 million for the year ended December 31, 2015, primarily due to tax refunds received in 2015 relating to prior years' amended Hawaii state tax returns.
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
The following summarizes the historical results of operations for the year ended December 31, 2015 compared to our consolidated results of operations for the year ended December 31, 2014. As of December 31, 2015, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. As of December 31, 2014, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 922 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2015 and 2014, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Change	%
	2015	2014
Revenues
Rental income	$261,887	$246,078	$15,809	6%
Other property income	13,736	13,922	(186)	(1)
Total property revenues	275,623	260,000	15,623	6
Expenses
Rental expenses	73,187	68,267	4,920	7
Real estate taxes	24,819	22,964	1,855	8
Total property expenses	98,006	91,231	6,775	7
Net operating income	177,617	168,769	8,848	5
General and administrative	(20,074)	(18,532)	(1,542)	8
Depreciation and amortization	(63,392)	(66,568)	3,176	(5)
Interest expense	(47,260)	(52,965)	5,705	(11)
Gain on sale of real estate	7,121	—	7,121	100
Other income (expense), net	(97)	441	(538)	(122)
Net income	53,915	31,145	22,770	73
Net income attributable to restricted shares	(168)	(374)	206	(55)
Net income attributable to unitholders in the Operating Partnership	(15,238)	(9,015)	(6,223)	69
Net income attributable to American Assets Trust, Inc. stockholders	$38,509	$21,756	$16,753	77%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $15.6 million, or 6%, to $275.6 million for the year ended December 31, 2015, compared to $260.0 million for the year ended December 31, 2014. The percentage leased was as follows for each segment as of December 31, 2015 and 2014:

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
Mixed-use rental revenue increased $4.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher occupancy at the hotel portion of our mixed-use property during the year ended December 31, 2015 of 89.6% compared to 79.8% for the year ended December 31, 2014 and higher revenue per available room of $284 for the year ended December 31, 2015 compared to $252 for the year ended December 31, 2014. These increases are attributed to the completion of the room refresh of both hotel towers during 2014.
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
Rental Expenses. Rental expenses increased $4.9 million, to $73.2 million for the year ended December 31, 2015, compared to $68.3 million for the year ended December 31, 2014. Rental expense by segment was as follows (dollars in thousands):

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
Mixed-use rental expenses decreased $2.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in the variable expenses of our hotel operations, such as food and beverage, room expenses and repairs and maintenance during the year ended December 31, 2014, which was itself attributable to a decrease in occupancy at the hotel portion of our mixed-use property.

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
Depreciation and amortization. Depreciation and amortization expense decreased $3.2 million, or 5% to $63.4 million for the year ended December 31, 2015, compared to $66.6 million for the year ended December 31, 2014. This decrease was primarily due to the accelerated depreciation of furniture and fixtures at the hotel portion of our mixed-use property in connection with the hotel's 2014 room refresh offset by an increase in depreciation for Hassalo on Eighth multifamily buildings which were placed into service during the third and fourth quarters of 2015.
Interest expense. Interest expense decreased $5.7 million, or 11%, to $47.3 million for the year ended year ended December 31, 2015 compared with $53.0 million for the year ended December 31, 2014. This decrease was primarily due to the payments of the outstanding mortgages encumbering Waikele Center during the fourth quarter of 2014, The Shops at Kalakaua and Del Monte Center during the first quarter of 2015, The Landmark at One Market during the second quarter of 2015 and an increase in capitalized interest related to our redevelopment properties.
Gain on sale of real estate. Gain on sale of real estate of $7.1 million relates to our sale of Rancho Carmel Plaza on August 6, 2015.
Other Income (Expense), Net. Other income (expense), net increased $0.5 million, or 122%, to other expense, net of $0.1 million for the year ended December 31, 2015, compared to other income, net of $0.4 million for the year ended December 31, 2014, primarily due to a net termination fee earned on a canceled acquisition during the second quarter of 2014.
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

As of December 31, 2016, the company owned an approximate 71.8% partnership interest in the Operating Partnership. The remaining 28.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2016, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On May 6, 2013, the company entered into an at-the-market, or ATM, equity program with four sales agents under which the company may from time to time offer and sell shares of common stock having an aggregate offering price of up to $150.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. The company completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, the company entered into a new ATM equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million. As of December 31, 2016, the company has issued 5,283,450 shares of common stock at a weighted average price per share of $36.60 for gross cash proceeds of $193.4 million. The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2016, the company had the capacity to issue up to an additional $206.6 million in shares of common stock under the active ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the active ATM equity program.
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
Our overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of developments. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment, partly as a result of an additional 88,000 square feet of office space under development at Torrey Point, which we expect to complete during 2017 and in which we expect to invest an additional approximate $23.7 million. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our amended and restated credit facility.

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
Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2016 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,047,028	$167,139	$75,224	$142,662	$51,003	$150,000	$461,000
Line of credit (1)	20,000	—	—	20,000	—	—	—
Interest payments	194,218	43,128	35,473	28,658	25,772	23,198	37,989
Operating lease (2) (3)	40,995	3,097	3,167	3,240	3,315	3,353	24,823
Tenant-related commitments	7,429	6,584	370	371	104	—	—
Construction-related commitments	9,599	9,599	—	—	—	—	—
Total	$1,319,269	$229,547	$114,234	$194,931	$80,194	$176,551	$523,812

(1)
The unsecured revolving line of credit has a capacity of $250 million plus an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The unsecured line of credit initially matures on January 9, 2018 and we have two six-month options to extend its maturity to January 9, 2019.

(2)
Lease payments on the Waikiki Beach Walk lease will be equal to fair rental value from March 2017 through the end of the lease term. In the table, we have shown the lease payments for this period at the stated rate for February 2017 of $61,690.

(3)
Lease payments on The Landmark at One Market lease will be equal to fair rental value from July 2021 through the end of the options lease term. In the table, we have shown the option lease payments for this period based on the stated rate for the month of June 2021 of $217,744.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Cash and cash equivalents were $44.8 million and $39.9 million at December 31, 2016 and 2015, respectively.
Net cash provided by operating activities increased $11.9 million to $122.7 million for the year ended December 31, 2016, compared to $110.7 million for the year ended December 31, 2015. The increase was primarily the result of an increase in cash net operating income from office properties due to an increase in annualized base rents and the percentage leased.
Net cash used in investing activities decreased $63.8 million to $63.5 million for the year ended December 31, 2016, compared to $127.3 million for the year ended December 31, 2015. This decrease was primarily attributable to a decrease in capital expenditures for our development and redevelopment activities at Torrey Reserve Campus and Lloyd District Portfolio, which were completed in 2015.
Net cash used by financing activities was $54.3 million for the year ended December 31, 2016, compared to net cash used in financing activities of $2.9 million for the year ended December 31, 2015. The decrease of cash provided by financing activities was primarily due to fewer sales of shares of our common stock under our ATM program during the year ended December 31, 2016.
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

Net cash used in investing activities decreased $25.5 million to $127.3 million for the year ended December 31, 2015, compared to $152.8 million for the year ended December 31, 2014. The decrease was primarily attributable to a decrease in capital expenditures for our development and redevelopment activities at Torrey Reserve Campus and Lloyd District Portfolio, which were completed in 2015, and proceeds from the sale of Rancho Carmel Plaza on August 6, 2015.
Net cash used in financing activities was $2.9 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $57.6 million for the year ended December 31, 2014. The decrease in cash provided by financing activities is primarily due to repayment of our secured notes payable at The Shops at Kalakaua, The Landmark at One Market and Del Monte Center, partially offset by proceeds from the issuance of Senior Guaranteed Notes, Series B and Series C. The decrease is also attributed to less proceeds from the issuance of common stock under our ATM equity program.
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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2016, 2015 and 2014 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net operating income	$187,157	$177,617	$168,769
General and administrative	(17,897)	(20,074)	(18,532)
Depreciation and amortization	(71,319)	(63,392)	(66,568)
Interest expense	(51,936)	(47,260)	(52,965)
Gain on sale of real estate	—	7,121	—
Other income (expense), net	(368)	(97)	441
Net income	$45,637	$53,915	$31,145
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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2016, 2015 and 2014 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2016	2015	2014
Net income	$45,637	$53,915	$31,145
Plus: Real estate depreciation and amortization	71,319	63,392	66,568
Less: Gain on sale of real estate	—	(7,121)	—
Funds from operations, as defined by NAREIT	$116,956	$110,186	$97,713
Less: Nonforfeitable dividends on incentive stock awards	(183)	(159)	(137)
FFO attributable to common stock and units	$116,773	$110,027	$97,576
FFO per diluted share/unit	$1.85	$1.76	$1.62
Weighted average number of common shares and units, diluted (1)	63,230,829	62,342,953	60,256,335

(1)
For the years ended December 31, 2016, 2015 and 2014 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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

We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. See the discussion under Note 8, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through April 2025) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2016, we had $797.0 million of fixed-rate debt outstanding with an estimated fair value of $809.0 million. If interest rates at December 31, 2016 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $28.4 million. If interest rates at December 31, 2016 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $30.3 million.
Variable Interest Rate Debt
At December 31, 2016, we had $270.0 million of variable rate debt outstanding. We have entered into term loans that have interest rates that contain both fixed and variable components. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2016.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Asset Trust, Inc.'s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 17th day of February, 2017.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board, President and Chief Executive Officer	February 17, 2017
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 17, 2017
Robert F. Barton

/s/ LARRY E. FINGER	Director	February 17, 2017
Larry E. Finger

/s/ DUANE A. NELLES	Director	February 17, 2017
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 17, 2017
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 17, 2017
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III-Consolidated Real Estate and Accumulated Depreciation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of American Assets Trust, Inc.

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). American Assets Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Assets Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of American Assets Trust, Inc. and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of American Assets Trust, L.P.

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the "Operating Partnership) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, Partners' capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III-Consolidated Real Estate and Accumulated Depreciation. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Assets Trust, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California
February 17, 2017

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate, at cost
Operating real estate	$2,241,061	$2,163,444
Construction in progress	50,498	73,121
Held for development	9,447	9,463
	2,301,006	2,246,028
Accumulated depreciation	(469,460)	(411,166)
Net real estate	1,831,546	1,834,862
Cash and cash equivalents	44,801	39,925
Restricted cash	9,950	11,623
Accounts receivable, net	9,330	7,518
Deferred rent receivables, net	38,452	38,422
Other assets, net	52,854	41,939
TOTAL ASSETS	$1,986,933	$1,974,289
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$445,180	$579,000
Unsecured notes payable	596,350	446,613
Unsecured line of credit	20,000	30,000
Accounts payable and accrued expenses	32,401	31,821
Security deposits payable	6,114	5,956
Other liabilities and deferred credits	48,337	51,972
Total liabilities	1,148,382	1,145,362
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 45,732,109 and 45,407,719 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	457	454
Additional paid-in capital	874,597	863,432
Accumulated dividends in excess of net income	(77,296)	(64,066)
Accumulated other comprehensive income (loss)	11,798	(258)
Total American Assets Trust, Inc. stockholders' equity	809,556	799,562
Noncontrolling interests	28,995	29,365
Total equity	838,551	828,927
TOTAL LIABILITIES AND EQUITY	$1,986,933	$1,974,289
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2016	2015	2014
REVENUE:
Rental income	$279,498	$261,887	$246,078
Other property income	15,590	13,736	13,922
Total revenue	295,088	275,623	260,000
EXPENSES:
Rental expenses	79,553	73,187	68,267
Real estate taxes	28,378	24,819	22,964
General and administrative	17,897	20,074	18,532
Depreciation and amortization	71,319	63,392	66,568
Total operating expenses	197,147	181,472	176,331
OPERATING INCOME	97,941	94,151	83,669
Interest expense	(51,936)	(47,260)	(52,965)
Gain on sale of real estate	—	7,121	—
Other income (expense), net	(368)	(97)	441
NET INCOME	45,637	53,915	31,145
Net income attributable to restricted shares	(189)	(168)	(374)
Net income attributable to unitholders in the Operating Partnership	(12,863)	(15,238)	(9,015)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$32,585	$38,509	$21,756
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.72	$0.87	$0.52
Weighted average shares of common stock outstanding - basic	45,332,471	44,439,112	42,041,126
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.72	$0.86	$0.51
Weighted average shares of common stock outstanding - diluted	63,228,159	62,339,163	59,947,474

COMPREHENSIVE INCOME
Net income	$45,637	$53,915	$31,145
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivative during the period	17,048	(238)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	1,617
Reclassification of amortization of forward starting swap included in interest expense	(231)	(231)	(39)
Comprehensive income	62,454	53,446	31,275
Comprehensive income attributable to non-controlling interest	(17,624)	(15,119)	(9,053)
Comprehensive income attributable to American Assets Trust, Inc.	$44,830	$38,327	$22,222

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2013	40,512,563	$405	$692,196	$(44,090)	$—	$38,067	$686,578
Net income	—	—	—	22,130	—	9,015	31,145
Common shares issued	3,110,067	31	104,117	—	—	—	104,148
Issuance of restricted stock	216,748	2	(2)	—	—	—	—
Forfeiture of restricted stock	(1,192)	—	—	—	—	—	—
Conversion of operating partnership units	11,852	—	(133)	—	—	133	—
Dividends declared and paid	—	—	—	(38,331)	—	(15,980)	(54,311)
Stock-based compensation	—	—	3,666	—	—	—	3,666
Shares withheld for employee taxes	(148,369)	(1)	(4,779)	—	—	—	(4,780)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,024)	(424)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	—	—	1,144	473	1,617
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(28)	(11)	(39)
Balance at December 31, 2014	43,701,669	437	795,065	(60,291)	92	31,273	766,576
Net income	—	—	—	38,677	—	15,238	53,915
Common shares issued	1,812,451	18	72,818	—	—	—	72,836
Issuance of restricted stock	98,354	1	(1)	—	—	—	—
Forfeiture of restricted stock	(40,687)	—	—	—	—	—	—
Conversion of operating partnership units	5,741	—	67	—	—	(67)	—
Dividends declared and paid	—	—	—	(42,452)	—	(16,960)	(59,412)
Stock-based compensation	—	—	2,877	—	—	—	2,877
Shares withheld for employee taxes	(169,809)	(2)	(7,394)	—	—	—	(7,396)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(184)	(54)	(238)
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(166)	(65)	(231)
Balance at December 31, 2015	45,407,719	454	863,432	(64,066)	(258)	29,365	828,927
Net income	—	—	—	32,774	—	12,863	45,637
Common shares issued	219,480	2	9,638	—	—	—	9,640
Issuance of restricted stock	148,110	1	(1)	—	—	—	—
Forfeiture of restricted stock	(33,707)	—	—	—	—	—	—
Conversion of operating partnership units	10,694	—	(79)	—	—	79	—
Dividends declared and paid	—	—	—	(46,004)	—	(18,073)	(64,077)
Stock-based compensation	—	—	2,414	—	—	—	2,414

Shares withheld for employee taxes	(20,187)	—	(807)	—	—	—	(807)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	12,222	4,826	17,048
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(166)	(65)	(231)
Balance at December 31, 2016	45,732,109	$457	$874,597	$(77,296)	$11,798	$28,995	$838,551

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$45,637	$53,915	$31,145
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,637)	(5,587)	(4,623)
Depreciation and amortization	71,319	63,392	66,568
Amortization of debt issuance costs and debt fair value adjustments	4,473	4,214	4,075
Gain on sale of real estate	—	(7,121)	—
Stock-based compensation expense	2,414	2,877	3,666
Settlement of forward interest rate swap agreement	—	—	1,617
Other noncash interest expense	(231)	(231)	(39)
Other, net	(769)	878	(95)
Changes in operating assets and liabilities
Change in restricted cash	1,982	265	1,198
Change in accounts receivable	(2,347)	(1,011)	279
Change in other assets	(982)	(243)	(107)
Change in accounts payable and accrued expenses	1,371	(1,081)	1,381
Change in security deposits payable	158	493	358
Change in other liabilities and deferred credits	2,275	(36)	188
Net cash provided by operating activities	122,663	110,724	105,611
INVESTING ACTIVITIES
Capital expenditures	(59,633)	(134,174)	(144,674)
Proceeds from sale of real estate, net of selling costs	—	12,259	—
Change in restricted cash, reserves for capital improvements	(309)	(893)	(3,068)
Leasing commissions	(3,572)	(4,461)	(5,098)
Net cash used in investing activities	(63,514)	(127,269)	(152,840)
FINANCING ACTIVITIES
Repayment of secured notes payable	(136,974)	(235,980)	(142,276)
Proceeds from unsecured term loan	150,000	—	100,000
Proceeds from unsecured line of credit	34,000	65,000	—
Repayment of unsecured line of credit	(44,000)	(35,000)	(93,000)
Proceeds from issuance of unsecured notes payable	—	200,000	150,000
Debt issuance costs	(2,055)	(2,881)	(2,141)
Proceeds from issuance of common stock, net	9,640	72,782	104,107
Dividends paid to common stock and unitholders	(64,077)	(59,412)	(54,311)
Shares withheld for employee taxes	(807)	(7,396)	(4,780)
Net cash provided by (used in) financing activities	(54,273)	(2,887)	57,599
Net increase (decrease) in cash and cash equivalents	4,876	(19,432)	10,370
Cash and cash equivalents, beginning of period	39,925	59,357	48,987
Cash and cash equivalents, end of period	$44,801	$39,925	$59,357
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2016	2015

ASSETS
Real estate, at cost
Operating real estate	$2,241,061	$2,163,444
Construction in progress	50,498	73,121
Held for development	9,447	9,463
	2,301,006	2,246,028
Accumulated depreciation	(469,460)	(411,166)
Net real estate	1,831,546	1,834,862
Cash and cash equivalents	44,801	39,925
Restricted cash	9,950	11,623
Accounts receivable, net	9,330	7,518
Deferred rent receivables, net	38,452	38,422
Other assets, net	52,854	41,939
TOTAL ASSETS	$1,986,933	$1,974,289
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable	$445,180	$579,000
Unsecured notes payable	596,350	446,613
Unsecured line of credit	20,000	30,000
Accounts payable and accrued expenses	32,401	31,821
Security deposits payable	6,114	5,956
Other liabilities and deferred credits	48,337	51,972
Total liabilities	1,148,382	1,145,362
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 17,888,822 and 17,899,516 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	24,315	29,446
General partner's capital, 45,732,109 and 45,407,719 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	797,758	799,820
Accumulated other comprehensive income (loss)	16,478	(339)
Total capital	838,551	828,927
TOTAL LIABILITIES AND CAPITAL	$1,986,933	$1,974,289

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2016	2015	2014
REVENUE:
Rental income	$279,498	$261,887	$246,078
Other property income	15,590	13,736	13,922
Total revenue	295,088	275,623	260,000
EXPENSES:
Rental expenses	79,553	73,187	68,267
Real estate taxes	28,378	24,819	22,964
General and administrative	17,897	20,074	18,532
Depreciation and amortization	71,319	63,392	66,568
Total operating expenses	197,147	181,472	176,331
OPERATING INCOME	97,941	94,151	83,669
Interest expense	(51,936)	(47,260)	(52,965)
Gain on sale of real estate	—	7,121	—
Other income (expense), net	(368)	(97)	441
NET INCOME	45,637	53,915	31,145
Net income attributable to restricted shares	(189)	(168)	(374)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$45,448	$53,747	$30,771
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.72	$0.86	$0.51
Weighted average units outstanding, basic	63,228,159	62,339,163	59,947,474
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.72	$0.86	$0.51
Weighted average units outstanding, diluted	63,228,159	62,339,163	59,947,474

DISTRIBUTIONS PER UNIT	$1.0100	$0.9475	$0.8925

COMPREHENSIVE INCOME
Net income	$45,637	$53,915	$31,145
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivative during the period	17,048	(238)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	1,617
Reclassification of amortization of forward starting swap included in interest expense	(231)	(231)	(39)
Comprehensive income	62,454	53,446	31,275
Comprehensive income attributable to Limited Partners	(17,624)	(15,119)	(9,053)
Comprehensive income attributable to General Partners	$44,830	$38,327	$22,222

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partners' Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2013	17,917,109	$38,067	40,512,563	$648,511	$—	$686,578
Net income	—	9,015	—	22,130	—	31,145
Contributions from American Assets Trust, Inc.	—	—	3,110,067	104,148	—	104,148
Conversion of operating partnership units	(11,852)	133	11,852	(133)	—	—
Issuance of restricted units	—	—	216,748	—	—	—
Forfeiture of restricted units	—	—	(1,192)	—	—	—
Distributions	—	(15,980)	—	(38,331)	—	(54,311)
Stock-based compensation	—	—	—	3,666	—	3,666
Shares withheld for employee taxes	—	—	(148,369)	(4,780)	—	(4,780)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,448)	(1,448)
Other comprehensive income - unrealized gain on forward starting swap	—	—	—	—	1,617	1,617
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(39)	(39)
Balance at December 31, 2014	17,905,257	31,235	43,701,669	735,211	130	766,576
Net income	—	15,238	—	38,677	—	53,915
Contributions from American Assets Trust, Inc.	—	—	1,812,451	72,836	—	72,836
Conversion of operating partnership units	(5,741)	(67)	5,741	67	—	—
Issuance of restricted units	—	—	98,354	—	—	—
Forfeiture of restricted units	—	—	(40,687)	—	—	—
Distributions	—	(16,960)	—	(42,452)	—	(59,412)
Stock-based compensation	—	—	—	2,877	—	2,877
Shares withheld for employee taxes	—	—	(169,809)	(7,396)	—	(7,396)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(238)	(238)
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(231)	(231)
Balance at December 31, 2015	17,899,516	29,446	45,407,719	799,820	(339)	828,927
Net income	—	12,863	—	32,774	—	45,637
Contributions from American Assets Trust, Inc.	—	—	219,480	9,640	—	9,640
Conversion of operating partnership units	(10,694)	79	10,694	(79)	—	—
Issuance of restricted units	—	—	148,110	—	—	—
Forfeiture of restricted units	—	—	(33,707)	—	—	—
Distributions	—	(18,073)	—	(46,004)	—	(64,077)
Stock-based compensation	—	—	—	2,414	—	2,414
Units withheld for employee taxes	—	—	(20,187)	(807)	—	(807)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	17,048	17,048

Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(231)	(231)
Balance at December 31, 2016	17,888,822	$24,315	45,732,109	$797,758	$16,478	$838,551

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$45,637	$53,915	$31,145
Adjustments to reconcile income from operations to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,637)	(5,587)	(4,623)
Depreciation and amortization	71,319	63,392	66,568
Amortization of debt issuance costs and debt fair value adjustments	4,473	4,214	4,075
Gain on sale of real estate	—	(7,121)	—
Stock-based compensation expense	2,414	2,877	3,666
Settlement of forward interest rate swap agreement	—	—	1,617
Other noncash interest expense	(231)	(231)	(39)
Other, net	(769)	878	(95)
Changes in operating assets and liabilities
Change in restricted cash	1,982	265	1,198
Change in accounts receivable	(2,347)	(1,011)	279
Change in other assets	(982)	(243)	(107)
Change in accounts payable and accrued expenses	1,371	(1,081)	1,381
Change in security deposits payable	158	493	358
Change in other liabilities and deferred credits	2,275	(36)	188
Net cash provided by operating activities	122,663	110,724	105,611
INVESTING ACTIVITIES
Capital expenditures	(59,633)	(134,174)	(144,674)
Proceeds from sale of real estate, net of selling costs	—	12,259	—
Change in restricted cash, reserves for capital improvements	(309)	(893)	(3,068)
Leasing commissions	(3,572)	(4,461)	(5,098)
Net cash used in investing activities	(63,514)	(127,269)	(152,840)
FINANCING ACTIVITIES
Repayment of secured notes payable	(136,974)	(235,980)	(142,276)
Proceeds from unsecured term loan	150,000	—	100,000
Proceeds from unsecured line of credit	34,000	65,000	—
Repayment of unsecured line of credit	(44,000)	(35,000)	(93,000)
Proceeds from issuance of unsecured notes payable	—	200,000	150,000
Debt issuance costs	(2,055)	(2,881)	(2,141)
Contributions from American Assets Trust, Inc.	9,640	72,782	104,107
Distributions	(64,077)	(59,412)	(54,311)
Shares withheld for employee taxes	(807)	(7,396)	(4,780)
Net cash provided by (used in) financing activities	(54,273)	(2,887)	57,599
Net increase (decrease) in cash and cash equivalents	4,876	(19,432)	10,370
Cash and cash equivalents, beginning of period	39,925	59,357	48,987
Cash and cash equivalents, end of period	$44,801	$39,925	$59,357
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
We are a vertically integrated and self-administered REIT with 164 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2016, we owned or had a controlling interest in 24 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2016, we owned land at four of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Del Monte Center	Hassalo on Eighth - Retail
Carmel Mountain Plaza	Geary Marketplace
South Bay Marketplace	The Shops at Kalakaua
Lomas Santa Fe Plaza	Waikele Center
Solana Beach Towne Centre	Alamo Quarry Market

Office
Torrey Reserve Campus	Lloyd District Portfolio
Solana Beach Corporate Centre	City Center Bellevue
The Landmark at One Market
One Beach Street
First & Main

Multifamily
Loma Palisades
Imperial Beach Gardens
Mariner's Point
Santa Fe Park RV Resort
Hassalo on Eighth - Multifamily

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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information
Total interest costs incurred	$53,487	$54,829	$58,455
Interest capitalized	$1,551	$7,569	$5,490
Interest expense	$51,936	$47,260	$52,965
Cash paid for interest, net of amounts capitalized	$47,793	$42,691	$48,032
Cash paid for income taxes	$641	$633	$404
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(435)	$(14,733)	$9,908
Accrued leasing commissions	$(355)	$(901)	$763
Accrued placement fees for senior guaranteed notes payable	$—	$—	$750
Reduction to capital for prepaid equity financing costs	$—	$54	$40
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.8 million, $3.7 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2016 and December 31, 2015, our allowance for doubtful accounts was $0.4 million and $0.5 million, respectively. Our allowance for deferred rent receivables at December 31, 2016 and December 31, 2015 was $1.3 million for both periods. Total bad debt expense was $0.8 million, $0.4 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2016, 2015 and 2014, real estate depreciation expense was $62.5 million, $54.2 million and $56.0 million, respectively.
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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairments charges during the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
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
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. See the discussion under Note 8 for certain quantitative details related to interest rate swaps and for a discussion on how we value derivative financial instruments.
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2016 and December 31, 2015, we had $37.1 million and $32.8 million, respectively, in excess of the FDIC insured limit. At December 31, 2016 and December 31, 2015, we had $0.2 million and $0.1 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. Activity for accounts related to real estate tax and insurance expenditures is classified as operating activities in the statement of cash flows. Changes in reserves for capital improvements are classified as investing activities in the statement of cash flows. At December 31, 2016 and 2015, we had $10.0 million and $11.6 million, respectively, in restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2016 and December 31, 2015 we had no investments in real estate joint ventures, and accordingly we had no VIEs which needed to be consolidated.
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
Segment Information
Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in four reportable segments: the acquisition, redevelopment, ownership and management of retail real estate, office real estate, multifamily real estate and mixed-use real estate. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The pronouncement revises the definition of a discontinued operation to a disposal, sale or held-for-sale component or group of components that represents a strategic shift that will have a major effect on an entity's operations and financial results. This pronouncement is effective in 2015, however, calendar year-end companies may early adopt during the first quarter of 2014. We chose to early adopt this pronouncement and it became effective for us in the first quarter of 2014. The adoption of this pronouncement resulted in the gain on sale of real estate of $7.1 million for the year ended December 31, 2015 included in continuing operations as opposed to discontinued operations under the previous standard.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 in the first quarter of 2018. We have begun our process for implementing this standard, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate this standard and the allowable methods of adoption; however, based on our evaluation performed to date, we do not expect its adoption to have a significant impact on our consolidated financial statements, as the majority of our revenue consists of rental income from leasing arrangements, which are excluded from this standard.
In August 2014, the FASB issued ASU 2014-15, Going Concern. The pronouncement requires management to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.
In February 2015, the FASB issued ASU No. 2015-2, Amendments to the Consolidation Analysis. The pronouncement requires reporting entities to evaluate whether they should consolidate certain legal entities, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU using: (i) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (ii) by applying the amendments retrospectively. We adopted this standard during the first quarter of 2016. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Company and the Company is considered the primary beneficiary. As the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Company. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance. In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.
In April 2015, the FASB issued ASU No. 2015-3, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This pronouncement requires reporting entities to present debt issuance cost related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The ASU requires the amortization of debt issuance costs presented as interest expense. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. We adopted this standard during the first quarter of 2016, resulting in the presentation of current period and prior period debt issuance costs associated with our secured notes payable, unsecured notes payable and unsecured line of credit as a direct reduction from the carrying amount of the related debt instrument. These costs were previously included in other assets, net in our consolidated balance sheets.
In February 2016, the FASB issued ASU No. 2016-2, Leases. The pronouncement requires lessees to put most leases on their balance sheets but recognize expenses on their income statements. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard in the first quarter of 2019 and is expected to result in the recognition of a right-of-use asset and related liability to account for our future obligations under our sublease arrangements as discussed in the Commitments section of Note 12. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  This pronouncement simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017 and this standard is not expected to have a material impact on the Company’s financial statement disclosures.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, we had $10.0 million and $11.6 million of restricted cash, respectively, in our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, in our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations. This pronouncement clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2016
Land	$245,553	$143,575	$24,696	$76,635	$490,459
Buildings	522,032	697,558	210,873	125,860	1,556,323
Land improvements	40,736	8,777	3,304	2,482	55,299
Tenant improvements	61,323	74,747	—	1,846	137,916
Furniture, fixtures, and equipment	702	1,764	8,421	5,769	16,656
Construction in progress	2,805	40,123	851	574	44,353	(1)
	873,151	966,544	248,145	213,166	2,301,006
Accumulated depreciation	(243,890)	(153,130)	(45,131)	(27,309)	(469,460)
Net real estate	$629,261	$813,414	$203,014	$185,857	$1,831,546
December 31, 2015
Land	$245,588	$143,575	$24,696	$76,635	$490,494
Buildings	500,075	665,431	210,093	125,860	1,501,459
Land improvements	40,203	8,273	3,280	2,363	54,119
Tenant improvements	54,993	63,880	—	1,846	120,719
Furniture, fixtures, and equipment	491	1,265	7,638	5,671	15,065
Construction in progress	20,817	41,669	1,649	37	64,172	(1)
	862,167	924,093	247,356	212,412	2,246,028
Accumulated depreciation	(223,274)	(127,320)	(38,626)	(21,946)	(411,166)
Net real estate	$638,893	$796,773	$208,730	$190,466	$1,834,862

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

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2016	December 31, 2015
In-place leases	$48,741	$52,289
Accumulated amortization	(38,906)	(38,425)
Above market leases	21,667	22,201
Accumulated amortization	(19,579)	(18,864)
Acquired lease intangible assets, net	$11,923	$17,201
Below market leases	$66,521	$68,973
Accumulated accretion	(33,073)	(30,806)
Acquired lease intangible liabilities, net	$33,448	$38,167

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.5 million, $2.9 million and $2.8 million in 2016, 2015 and 2014, respectively. The remaining weighted-average amortization period as of December 31, 2016, is 2.5 years, 1.0 years and 7.2 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $15.8 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 9.8 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization of in-place leases	$(4,029)	$(4,767)	$(5,903)
Amortization of above market leases	(1,248)	(1,767)	(2,296)
Amortization of below market leases	4,719	4,686	5,057
Net loss	$(558)	$(1,848)	$(3,142)
As of December 31, 2016, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2017	$3,091	$932	$4,152
2018	1,893	628	3,567
2019	1,452	319	3,476
2020	909	99	2,912
2021	558	24	2,470
Thereafter	1,932	86	16,871
	$9,835	$2,088	$33,448
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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of our deferred compensation liability and interest rate swap liability. We measure the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2016 and 2015. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,006	$—	$1,006	$—	$929	$—	$929
Interest rate swap asset	$—	$16,428	$—	$16,428	$—	$—	$—	$—
Interest rate swap liability	$—	$1,067	$—	$1,067	$—	$1,686	$—	$1,686
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 4.0% to 4.6%.
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

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$445,180	$457,621	$579,000	$592,956
Unsecured term loan	$247,883	$250,000	$98,383	$100,000
Unsecured senior guaranteed notes	$348,467	$351,357	$348,230	$357,779
Unsecured line of credit	$20,000	$20,000	$30,000	$30,000

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Leasing commissions, net of accumulated amortization of $25,194 and $23,565, respectively	$18,131	$18,952
Interest rate swap asset	16,428	—
Acquired above market leases, net	2,088	3,337
Acquired in-place leases, net	9,835	13,864
Lease incentives, net of accumulated amortization of $41 and $3,341, respectively	313	509
Other intangible assets, net of accumulated amortization of $1,128 and $1,904, respectively	206	941
Prepaid expenses, deposits and other	5,853	4,336
Total other assets	$52,854	$41,939
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Acquired below market leases, net	$33,448	$38,167
Prepaid rent and deferred revenue	7,720	8,203
Interest rate swap liability	1,067	1,686
Straight-line rent liability	3,028	2,319
Deferred rent expense and lease intangible	1,756	434
Deferred compensation	1,006	929
Deferred tax liability	265	174
Other liabilities	47	60
Total other liabilities and deferred credits, net	$48,337	$51,972
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2016 and December 31, 2015 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2016	December 31, 2015	as of December 31, 2016
First & Main (1)(2)	—	84,500	N/A	July 1, 2016
Imperial Beach Gardens (1)(3)	—	20,000	N/A	September 1, 2016
Mariner’s Point (1)(3)	—	7,700	N/A	September 1, 2016
South Bay Marketplace (1)(4)	—	23,000	N/A	February 10, 2017
Waikiki Beach Walk—Retail (1)	130,310	130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (5)	35,440	35,920	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (5)	20,399	20,749	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (5)	6,884	6,995	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (5)	10,927	11,119	5.91%	June 1, 2020
Solana Beach Towne Centre (5)	36,424	37,065	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	447,028	584,002
Unamortized fair value adjustment	(1,347)	(4,259)
Debt issuance costs, net of accumulated amortization of $1,029 and $1,649, respectively	(501)	(743)
Total Secured Notes Payable	$445,180	$579,000

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 1, 2016.

(3)	Loan repaid in full, without premium or penalty, on June 1, 2016.

(4)	Loan repaid in full, without premium or penalty, on October 10, 2016.

(5)	Principal payments based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2016, we were in compliance with all loan covenants.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2016 and December 31, 2015 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2016	December 31, 2015	as of December 31, 2016
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Term Loan B	100,000	—	Variable	(4)	March 1, 2023
Term Loan C	50,000	—	Variable	(5)	March 1, 2023
	600,000	450,000
Debt issuance costs, net of accumulated amortization of $4,317 and $2,999, respectively	(3,650)	(3,387)
Total Unsecured Notes Payable	$596,350	$446,613

(1)
The company has entered into an interest rate swap agreement that is intended to fix the interest rate associated with the Term Loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on the Operating Partnership's consolidated leverage ratio.

(2)
The Operating Partnership's Term Loan had an original maturity date of January 9, 2016 with an option to extend the Term Loan up to three times, with each such extension for a 12-month period, which we plan to exercise. The foregoing extension options are exercisable by the Operating Partnership subject to the satisfaction of certain conditions. On January 8, 2016, the Operating Partnership exercised the first of three options to extend the maturity date of the Term Loan to January 9, 2017. Effective as of January 9, 2017, the Operating Partnership exercised the second of three options to extend the maturity date of the Term Loan to January 9, 2018.

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

The Term Loan Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Term Loan Agreement, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest under Term Loan B or Term Loan C, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership, the Company or their subsidiaries, the principal and accrued and unpaid interest and prepayment penalties on the outstanding Term Loan B or Term Loan C will become due and payable at the option of the lenders.
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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2016, the Operating Partnership was in compliance with all loan covenants.
Scheduled principal payments on secured and unsecured notes payable as of December 31, 2016 are as follows (in thousands):

2017	$167,139
2018	75,224
2019	142,662
2020	51,003
2021	150,000
Thereafter	461,000
$1,047,028
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
On January 9, 2014, the company and the Operating Partnership entered into an amended and restated credit agreement, or the amended and restated credit facility, which amended and restated the then in-place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The amended and restated credit facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At December 31, 2016, $20 million was outstanding under the Revolver Loan.
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
Borrowings under the amended and restated credit facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the credit agreement in place as of December 31, 2013. If American Assets Trust, Inc. obtains an investment-grade debt rating, under the terms set forth in the amended and restated credit facility, the spreads will further improve. For the year-ended December 31, 2016, the weighted average interest rate on the Revolver Loan was 1.81%.
The Revolver Loan initially matures on January 9, 2018, subject to the Operating Partnership's option to extend the Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan initially matured on January 9, 2016, subject to our option to extend the Term Loan A up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions. Effective as of January 8, 2016, the Operating Partnership exercised the first of three options to extend the maturity date of Term Loan A to January 9, 2017.
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
As of December 31, 2016, the Operating Partnership was in compliance with all then in-place amended and restated credit facility covenants.
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

On January 18, 2017, we settled the March 29, 2016 $150 million and April 7, 2016 $100 million ten-year forward-starting interest rate swaps resulting in an aggregate gain of approximately $10.4 million. This gain will be included in accumulated other comprehensive income and will be amortized to interest expense over the life of our prospective new ten-year debt offering. See Note 19.

The forward-starting interest rate swap contracts have been deemed to be highly effective cash flow hedges and we elected to designate all the forward-starting swap contracts as accounting hedges.
The following is a summary of the terms of the interest rate swap as of December 31, 2016 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$(1,067)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$2,751
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$1,414
Wells Fargo Bank, N.A.	$150,000	3/31/2017	3/31/2027	$6,638
Wells Fargo Bank, N.A.	$100,000	3/31/2017	3/31/2027	$5,625
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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2016, the Operating Partnership had 17,888,822 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 71.8% of the Operating Partnership at December 31, 2016. The remaining 28.2% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2016, 2015 and 2014, approximately 10,694, 5,741 and 11,852, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended ("the Securities Act"). For the year ended December 31, 2016, we issued 219,480 shares of common stock through the ATM equity program at a weighted average price per share of $45.50 for gross proceeds of $10.0 million and paid $0.1 million in sales agent compensation and $0.2 million in additional offering expenses related to the sales of these shares of common stock. As of December 31, 2016, we had the capacity to issue up to an additional $206.6 million in shares of our common stock under our active ATM equity program.

In January 2017, we issued 700,000 shares of common stock through the ATM equity program at a weighted average price per share of $43.46 for gross proceeds of $30.4 million and paid $0.3 million in sales agent compensation expense related to the sales of these shares of common stock.

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

Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2016. Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2016, 2015 and 2014:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2014	$0.2200	January 1, 2014 to March 31, 2014	March 28, 2014
Second Quarter 2014	$0.2200	April 1, 2014 to June 30, 2014	June 27, 2014
Third Quarter 2014	$0.2200	July 1, 2014 to September 30, 2014	September 26, 2014
Fourth Quarter 2014	$0.2325	October 1, 2014 to December 31, 2014	December 26, 2014
First Quarter 2015	$0.2325	January 1, 2015 to March 31, 2015	March 27, 2015
Second Quarter 2015	$0.2325	April 1, 2015 to June 30, 2015	June 26, 2015
Third Quarter 2015	$0.2325	July 1, 2015 to September 30, 2015	September 25, 2015
Fourth Quarter 2015	$0.2500	October 1, 2015 to December 31, 2015	December 23, 2015
First Quarter 2016	$0.2500	January 1, 2016 to March 31, 2016	March 25, 2016
Second Quarter 2016	$0.2500	April 1, 2016 to June 30, 2016	June 24, 2016
Third Quarter 2016	$0.2500	July 1, 2016 to September 30, 2016	September 29, 2016
Fourth Quarter 2016	$0.2600	October 1, 2016 to December 31, 2016	December 22, 2016
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

	Year Ended December 31,
	2016		2015		2014
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.01	100.0%	$0.72	75.9%	$0.61	68.9%
Capital gain	—	—%	0.04	4.4%	—	—%
Return of capital	—	—%	0.19	19.7%	0.28	31.1%
Total	$1.01	100.0%	$0.95	100.0%	$0.89	100.0%
Stock-Based Compensation

The company has established the 2011 Equity Incentive Award Plan (the "2011 Plan"), which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2016, 2,945,517 shares of common stock remain available for future issuance.
The following shares of restricted common stock have been issued as of December 31, 2016:

Grant	Price at Grant Date	Number
January 19, 2012 (1)	$11.91 - $12.61	2,000
July 10, 2012 (2)	$25.05	8,015
July 13, 2013 (2)	$31.97	5,004
March 25, 2014 (3)	$28.89 - $31.25	112,119
June 17, 2014 (4)	$34.10	5,864
December 1, 2014 (5)	$36.28 - $36.32	98,765
June 16, 2015 (4)	$39.64	5,044
December 1, 2015 (6)	$13.67 - $26.39	93,310
June 14, 2016(4)	$40.81	4,900
December 1, 2016 (7)	$28.24 - $35.71	143,210

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

(3)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on performance calculations determined as of November 30, 2014, 2015 and 2016, subject to the employee's continued employment on those dates.

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

(5)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on performance calculations determined as of November 30, 2015, 2016 and 2017, subject to the employee's continued employment on those dates.

(6)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on performance calculations determined as of November 30, 2016, 2017 and 2018, subject to the employee's continued employment on those dates.

(7)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on performance calculations determined as of November 30, 2017, 2018 and 2019, subject to the employee's continued employment on those dates.

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

The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2016:

	2016
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	174,744	$27.11
Granted	148,110	32.39
Vested	(56,382)	27.60
Forfeited	(33,707)	26.42
Balance at end of year	232,765	$31.24
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.4 million, $2.9 million and $3.7 million in noncash compensation expense for the years ended December 31, 2016, 2015 and 2014, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $3.7 million at December 31, 2016, which will be recognized over a weighted-average period of 1.7 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2016, 2015 and 2014, we had a weighted average of approximately 176,408 shares, 184,545 shares and 430,584 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2016, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
The calculation of diluted earnings per unit for the year ended December 31, 2016, 2015, and 2014 does not include 176,408 units, 184,545 units, and 430,584 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
NUMERATOR
Income from operations	$45,637	$53,915	$31,145
Less: Net income attributable to restricted shares	(189)	(168)	(374)
Less: Income from operations attributable to unitholders in the Operating Partnership	(12,863)	(15,238)	(9,015)
Net income attributable to common stockholders—basic	$32,585	$38,509	$21,756
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$32,585	$38,509	$21,756
Plus: Income from operations attributable to unitholders in the Operating Partnership	12,863	15,238	9,015
Net income attributable to common stockholders—diluted	$45,448	$53,747	$30,771
DENOMINATOR
Weighted average common shares outstanding—basic	45,332,471	44,439,112	42,041,126
Effect of dilutive securities—conversion of Operating Partnership units	17,895,688	17,900,051	17,906,348
Weighted average common shares outstanding—diluted	63,228,159	62,339,163	59,947,474

Earnings per common share, basic	$0.72	$0.87	$0.52

Earnings per common share, diluted	$0.72	$0.86	$0.51
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
A deferred tax liability is included in our consolidated balance sheets of $0.3 million and $0.2 million as of December 31, 2016 and 2015, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Current:
Federal	$132	$305	$190
State	341	35	284
Deferred:
Federal	$—	$—	$—
State	93	(45)	(14)
Provision for income taxes	$566	$295	$460

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
Current minimum annual payments under the leases are as follows, as of December 31, 2016 (in thousands):

2017	$3,097	(1)
2018	3,167
2019	3,240
2020	3,315
2021	3,353	(2)
Thereafter	24,823
Total	$40,995

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.4 million based on operating performance through December 31, 2016.
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
In connection with the Offering, we entered into tax protection agreements with certain limited partners of our Operating Partnership. These agreements provide that if we dispose of any interest with respect to Carmel Country Plaza, Carmel Mountain Plaza, Del Monte Center, Loma Palisades, Lomas Santa Fe Plaza, Waikele Center or the Torrey Plaza portion of Torrey Reserve Campus, in a taxable transaction during the period from the closing of the Offering through January 19, 2018, we will indemnify such limited partners for their tax liabilities attributable to their share of the built-in gain that existed with respect to such property interest as of the time of the Offering and tax liabilities incurred as a result of the reimbursement payment. Subject to certain exceptions and limitations, the indemnification rights will terminate for any such protected partner that sells, exchanges or otherwise disposes of more than 50% of his or her common units. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).
As of December 31, 2016, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Eleven of our consolidated properties, representing 28.2% of our total revenue for the year ended December 31, 2016, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 20.9% of total revenues for the year ended December 31, 2016.
Tenants in the retail industry accounted for 34.2% and 35.8% of total revenues for the years December 31, 2016 and 2015, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 14.4% and 15.0% of total revenues for the years ended December 31, 2016 and 2015, respectively.
Tenants in the office industry accounted for 35.0% and 35.4% of total revenues for the years December 31, 2016 and 2015, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.

For the years ended December 31, 2016 and 2015, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2016, salesforce.com, inc. at The Landmark at One Market accounted for 7.9% of total annualized base rent. Three other tenants (Autodesk, Inc., Kmart, and Lowe's) comprise 9.6% of our total annualized base rent at December 31, 2016, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2016 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 13. OPERATING LEASES
At December 31, 2016, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2016, we had approximately 811 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we had approximately 1,325 leases with residential tenants at December 31, 2016, excluding Santa Fe Park RV Resort.
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
As of December 31, 2016, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2017	$169,775
2018	142,294
2019	109,111
2020	85,096
2021	64,793
Thereafter	170,658
Total	$741,727
The above future minimum rentals exclude residential leases, which are typically range from seven to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Minimum rents
Retail	$74,050	$72,999	$70,573
Office	90,281	87,125	82,018
Multifamily	26,962	18,137	15,732
Mixed-Use	10,616	10,313	10,004
Cost reimbursement	33,610	30,796	29,052
Percentage rent	3,096	2,834	3,107
Hotel revenue	39,371	38,191	33,911
Other	1,512	1,492	1,681
Total rental income	$279,498	$261,887	$246,078

Minimum rents include $0.8 million, $2.7 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.5 million, $2.9 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rental operating	$31,709	$27,611	$26,371
Hotel operating	23,607	23,112	21,488
Repairs and maintenance	12,705	11,503	10,600
Marketing	2,117	2,104	1,623
Rent	2,925	2,511	2,452
Hawaii excise tax	4,511	4,408	3,981
Management fees	1,979	1,938	1,752
Total rental expenses	$79,553	$73,187	$68,267
NOTE 15. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest and investment income	$72	$90	$155
Income tax expense	(566)	(295)	(460)
Other non-operating income	126	108	746
Total other income (expense)	$(368)	$(97)	$441

NOTE 16. RELATED PARTY TRANSACTIONS
At Torrey Reserve Campus, we leased space to ICW, an entity owned and controlled by Ernest Rady. Our lease agreement with ICW expired on December 31, 2016. Rental revenue recognized on the leases of $2.2 million, $2.2 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium is approximately $0.4 million for the period July 1, 2014 through July 1, 2015. We renewed this policy with ICW on July 1, 2015 and the premium is approximately $0.2 million for the period July 1, 2015 through July 1, 2016. We renewed this policy with ICW on July 1, 2016 and the premium is approximately $0.2 million for the period July 1, 2016 through July 1, 2017.
During the fourth quarter of 2016, we signed a lease agreement with American Assets, Inc., an entity owned and controlled by Ernest Rady, for space at Torrey Reserve Campus. Rent commences on January 1, 2017 for an initial lease term of five years at an average annual rental rate of $0.1 million. Rental revenue recognized on the lease will be included in rental income.
On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady. For the years ending December 31, 2016, 2015 and 2014, we incurred approximately $0.2 million, $0.2 million and $0.1 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
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
As of December 31, 2016, Mr. Rady and his affiliates owned approximately 10.4% of our outstanding common stock and 23.4% of our outstanding common units, which together represent an approximate 33.7% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.9 million, $1.0 million and $1.1 million were made for the years ended December 31, 2016, 2015 and 2014 and included in rental expenses on the statements of income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Retail
Property revenue	$100,982	$98,795	$96,140
Property expense	(27,934)	(25,672)	(25,451)
Segment profit	73,048	73,123	70,689
Total Office
Property revenue	103,254	97,651	92,474
Property expense	(31,839)	(28,843)	(27,003)
Segment profit	71,415	68,808	65,471
Total Multifamily
Property revenue	29,188	19,455	16,976
Property expense	(12,498)	(8,334)	(6,099)
Segment profit	16,690	11,121	10,877
Total Mixed-Use
Property revenue	61,664	59,722	54,410
Property expense	(35,660)	(35,157)	(32,678)
Segment profit	26,004	24,565	21,732
Total segments’ profit	$187,157	$177,617	$168,769
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total segments' profit	$187,157	$177,617	$168,769
General and administrative	(17,897)	(20,074)	(18,532)
Depreciation and amortization	(71,319)	(63,392)	(66,568)
Interest expense	(51,936)	(47,260)	(52,965)
Gain on sale of real estate	—	7,121	—
Other income (expense), net	(368)	(97)	441
Net income	45,637	53,915	31,145
Net income attributable to restricted shares	(189)	(168)	(374)
Net income attributable to unitholders in the Operating Partnership	(12,863)	(15,238)	(9,015)
Net income attributable to American Assets Trust, Inc. stockholders	$32,585	$38,509	$21,756

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2016	December 31, 2015
Net real estate
Retail	$629,261	$638,893
Office	813,414	796,773
Multifamily	203,014	208,730
Mixed-Use	185,857	190,466
	$1,831,546	$1,834,862
Secured Notes Payable (1)
Retail	$36,424	$60,065
Office	206,550	292,183
Multifamily	73,744	101,444
Mixed-Use	130,310	130,310
	$447,028	$584,002
Capital Expenditures (2)
Retail	$13,371	$7,393
Office	46,476	49,049
Multifamily	2,463	81,559
Mixed-Use	895	634
	$63,205	$138,635

(1)	Excludes unamortized fair market value adjustments and debt issuance costs of $1.8 million and $5.0 million as of December 31, 2016 and 2015, respectively.

(2)	Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2016 and 2015 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$76,562	$75,976	$71,819	$70,731
Operating income	25,110	25,484	23,704	23,643
Net income	12,408	11,858	10,650	10,721
Net income attributable to restricted shares	(61)	(42)	(43)	(43)
Net income attributable to unitholders in the Operating Partnership	(3,486)	(3,342)	(3,008)	(3,027)
Net income attributable to American Assets Trust, Inc. stockholders	$8,861	$8,474	$7,599	$7,651
Net income per share attributable to common stockholders - basic and diluted	$0.19	$0.19	$0.17	$0.17

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$71,530	$71,289	$66,769	$66,035
Operating income	23,893	23,510	23,504	23,244
Net income	11,226	19,026	12,284	11,379
Net income attributable to restricted shares	(53)	(32)	(40)	(43)
Net income attributable to unitholders in the Operating Partnership	(2,961)	(5,432)	(3,536)	(3,309)
Net income attributable to American Assets Trust, Inc. stockholders	$8,212	$13,562	$8,708	$8,027
Net income per share attributable to common stockholders - basic and diluted	$0.18	$0.30	$0.20	$0.18

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2016 and 2015 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$76,562	$75,976	$71,819	$70,731
Operating income	25,110	25,484	23,704	23,643
Net income	12,408	11,858	10,650	10,721
Net income attributable to restricted shares	(61)	(42)	(43)	(43)
Net income attributable to American Assets Trust, L.P. unit holders	$12,347	$11,816	$10,607	$10,678
Net income per unit attributable to unit holders - basic and diluted	$0.19	$0.19	$0.17	$0.17

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$71,530	$71,289	$66,769	$66,035
Operating income	23,893	23,510	23,504	23,244
Net income	11,226	19,026	12,284	11,379
Net income attributable to restricted shares	(53)	(32)	(40)	(43)
Net income attributable to American Assets Trust, L.P. unit holders	$11,173	$18,994	$12,244	$11,336
Net income per unit attributable to common unit holders - basic and diluted	$0.18	$0.30	$0.20	$0.18

NOTE 19. SUBSEQUENT EVENTS
On January 13, 2017, we locked rates on a prospective $250 million private placement of senior unsecured notes (the “Series D Notes”).   The Series D Notes will be unsecured, will pay a fixed interest rate of 4.29% and will be due on or about March 1, 2027.  The Series D Notes are expected to be issued on or about March 1, 2017, subject to customary closing conditions set forth in a note purchase agreement that we expect to enter into on or about March 1, 2017.
As previously disclosed, in March and April 2016, we entered into a $150 million and $100 million forward-starting interest rate swaps, respectively, to reduce the interest rate variability exposure of the projected interest cash outflows under the prospective private placement of the Series D Notes described above.  We settled the forward-starting interest rate swaps on January 18, 2017, resulting in a gain of approximately $10.4 million.
This gain will be included in accumulated other comprehensive income and will be amortized to interest expense over the life of the Series D Notes.  As a result, net of the settlement of the forward-starting interest rate swap, the fixed interest rate in accordance with GAAP for the Series D Notes is expected to be approximately 3.73% per annum, through maturity.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2016	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2016		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$14,290	$26,816	$123,164	$(50,087)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	12,094	4,200	12,094	(7,518)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	27,040	31,035	83,699	(35,061)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	23,333	27,117	111,198	(53,786)	1967/1984/2006	4/8/2004	35 years
Geary Marketplace	—	8,239	12,353	165	8,238	12,519	(1,629)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	27,950	597	27,353	(764)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	12,262	8,620	23,524	(14,703)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	(33)	14,006	10,771	(3,750)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	36,424	40,980	38,842	2,437	40,980	41,279	(8,011)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	10,774	4,401	10,774	(6,686)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	59,415	70,643	171,223	(61,706)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	21,352	25,135	212,350	(29,564)	1987	8/21/2012	40 years
First & Main	—	14,697	109,739	7,254	14,697	116,993	(20,905)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	8,692	34,575	149,888	(30,179)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	51,726	11,845	119,942	(16,607)	1940-2011/present	7/1/2011	40 years
One Beach Street	21,900	15,332	18,017	2,659	15,332	20,676	(3,494)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	10,927	7,111	17,100	4,322	7,111	21,422	(3,930)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	35,440	7,298	27,887	2,564	7,298	30,451	(5,667)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	41,919	5,408	40,606	(13,316)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	20,399	3,263	—	22,180	4,309	21,134	(10,297)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	33,236	4,226	32,295	(11,973)	1996-1997	6/6/1989	40 years
Pacific VC	6,884	1,413	—	9,191	2,148	8,456	(4,235)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,694	911	1,498	(833)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	7,943	682	7,261	(886)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	3,468	1,017	2,451	(92)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	12,266	2,188	10,078	(188)	2015	6/6/1989	40 years
Imperial Beach Gardens	—	1,281	4,820	4,373	1,281	9,193	(7,764)	1959/2008	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	18,734	14,051	35,253	(25,352)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	1,331	2,744	5,871	(2,937)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	819	401	1,747	(1,421)	1971/2007-2008	6/1/1979	30 years
Hassalo on Eighth - Multifamily	—	—	—	177,218	6,220	170,998	(7,657)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	130,310	45,995	74,943	247	45,995	75,190	(14,056)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	1,312	30,640	61,341	(13,253)	2008/2014	1/19/2011	35 years
Solana Beach - Highway 101 Land	—	7,847	202	851	8,900	—	(189)	N/A	9/20/2011	N/A
Torrey Point	—	2,073	741	31,186	6,145	27,855	(964)	N/A	5/9/1997	N/A
	$447,028	$453,338	$1,191,344	$656,324	$490,459	$1,810,547	$(469,460)
(1) For Federal tax purposes, the aggregate tax basis is approximately $1.6 billion as of December 31, 2016.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Real estate assets
Balance, beginning of period	$2,246,028	2,136,824	1,995,417
Additions:
Improvements	59,199	119,719	154,594
Deductions:
Cost of Real Estate Sold	—	(7,396)	—
Other (1)	(4,221)	(3,119)	(13,187)
Balance, end of period	$2,301,006	$2,246,028	$2,136,824
Accumulated depreciation
Balance, beginning of period	$411,166	$361,424	$318,581
Additions—depreciation	62,515	54,534	55,159
Deductions:
Cost of Real Estate Sold	—	(2,334)	—
Other (1)	(4,221)	(2,458)	(12,316)
Balance, end of period	$469,460	$411,166	$361,424

(1)	Other deductions for the years ended December 31, 2016, 2015 and 2014 represent the write-off of fully depreciated assets.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3(2)	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
10.1(3)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(3)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan
10.4(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)
10.5(1)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.8 *	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.9(3)	Tax Protection Agreement by and among American Assets Trust, Inc., American Assets Trust, L.P., and each partner set forth in Schedule I, Schedule II and Schedule III thereto, dated January 19, 2011
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

10.18(3)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.19(4)
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

10.20(5)
First Amendment to Credit Agreement, dated March 7, 2011, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.21(5)
Second Amendment to Credit Agreement, dated January 10, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.22(6)
Third Amendment to Credit Agreement, dated September 7, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named herein.

Exhibit No.	Description
10.23(7)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.
10.24(7)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.
10.25(8)
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

10.25(9)	American Assets Trust, Inc. and American Assets Trust, L.P. Incentive Bonus Plan, effective as of October 16, 2013.
10.26(10)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of March 25, 2014.
10.27(10)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.28(10)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.29(10)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.30(11)	Common Stock Purchase Agreement dated as of September 12, 2014 by and between American Assets Trust, Inc. and Insurance Company of the West.
10.31(12)
First Amendment to Amended and Restated Credit Agreement, dated as of October 16, 2014, by and among the company, the Operating Partnership, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein.

10.32(13)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
10.33(14)	Common Stock Purchase Agreement dated as of March 9, 2015 by and between American Assets Trust, Inc. and Explorer Insurance Company.
10.34(15)	General Release by and among American Assets Trust, Inc., American Assets Trust, L.P. and John W. Chamberlain dated September 16, 2015.
10.35(16)
Joinder and First Amendment to Term Loan Agreement, dated as of May 2, 2016, among American Assets Trust, Inc., the American Assets Trust, L.P., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.

10.36(*)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
21.1*	List of Subsidiaries of American Assets Trust, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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
The company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

(1)

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(5)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

(6)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.

(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2014.

(10)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.

(11)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(12)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(13)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.

(14)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2015.

(15)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015.

(16)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2016.