Form 10-Q
period 2017-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2017-05-05
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

American Assets Trust, Inc.             ☒  Yes   ☐   No
American Assets Trust, L.P.            ☒  Yes   ☐   No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

American Assets Trust, Inc.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

American Assets Trust, L.P.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 47,113,653 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2017.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2017, American Assets Trust, Inc. owned an approximate 72.1% partnership interest in the Operating Partnership. The remaining 27.9% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,244,865	$2,241,061
Construction in progress	54,346	50,498
Held for development	9,447	9,447
	2,308,658	2,301,006
Accumulated depreciation	(485,335)	(469,460)
Net real estate	1,823,323	1,831,546
Cash and cash equivalents	190,110	44,801
Restricted cash	9,836	9,950
Accounts receivable, net	7,558	9,330
Deferred rent receivables, net	38,555	38,452
Other assets, net	45,959	52,854
TOTAL ASSETS	$2,115,341	$1,986,933
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$315,743	$445,180
Unsecured notes payable, net	844,752	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	39,149	32,401
Security deposits payable	6,195	6,114
Other liabilities and deferred credits, net	47,793	48,337
Total liabilities	1,253,632	1,148,382
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 46,431,341 and 45,732,109 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	464	457
Additional paid-in capital	905,304	874,597
Accumulated dividends in excess of net income	(81,921)	(77,296)
Accumulated other comprehensive income	11,034	11,798
Total American Assets Trust, Inc. stockholders’ equity	834,881	809,556
Noncontrolling interests	26,828	28,995
Total equity	861,709	838,551
TOTAL LIABILITIES AND EQUITY	$2,115,341	$1,986,933
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Rental income	$70,040	$67,245
Other property income	3,752	3,486
Total revenue	73,792	70,731
EXPENSES:
Rental expenses	19,859	18,453
Real estate taxes	7,536	6,633
General and administrative	5,082	4,549
Depreciation and amortization	17,986	17,453
Total operating expenses	50,463	47,088
OPERATING INCOME	23,329	23,643
Interest expense	(13,331)	(12,946)
Other income, net	310	24
NET INCOME	10,308	10,721
Net income attributable to restricted shares	(60)	(43)
Net income attributable to unitholders in the Operating Partnership	(2,861)	(3,027)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$7,387	$7,651

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.16	$0.17
Weighted average shares of common stock outstanding - basic	46,173,788	45,233,873

Earnings per common share, diluted	$0.16	$0.17
Weighted average shares of common stock outstanding - diluted	64,062,610	63,133,389

DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.25

COMPREHENSIVE INCOME
Net income	$10,308	$10,721
Other comprehensive income (loss) - unrealized (loss) on swap derivative during the period	(996)	(3,969)
Reclassification of amortization of forward-starting swap included in interest expense	(145)	(57)
Comprehensive income	9,167	6,695
Comprehensive income attributable to non-controlling interest	(2,484)	(1,886)
Comprehensive income attributable to American Assets Trust, Inc.	$6,683	$4,809

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2016	45,732,109	$457	$874,597	$(77,296)	$11,798	$28,995	$838,551
Net income	—	—	—	7,447	—	2,861	10,308
Common shares issued	700,000	7	30,068	—	—	—	30,075
Forfeiture of restricted stock	(768)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,072)	—	(4,651)	(16,723)
Stock-based compensation	—	—	639	—	—	—	639
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(8,177)	(3,249)	(11,426)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	7,518	2,912	10,430
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(105)	(40)	(145)
Balance at March 31, 2017	46,431,341	$464	$905,304	$(81,921)	$11,034	$26,828	$861,709
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$10,308	$10,721
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,007)	(964)
Depreciation and amortization	17,986	17,453
Amortization of debt issuance costs and debt fair value adjustments	1,716	1,125
Stock-based compensation expense	639	618
Settlement of forward-starting interest rate swaps agreement	10,430	—
Other noncash interest expense	(145)	(57)
Other, net	796	(1,403)
Changes in operating assets and liabilities
Change in restricted cash	231	2,471
Change in accounts receivable	1,726	12
Change in other assets	(1,038)	(698)
Change in accounts payable and accrued expenses	5,834	4,718
Change in security deposits payable	81	108
Change in other liabilities and deferred credits	279	156
Net cash provided by operating activities	47,836	34,260
INVESTING ACTIVITIES
Capital expenditures	(7,253)	(17,135)
Change in restricted cash	(117)	(143)
Leasing commissions	(902)	(617)
Deposit on property acquisition	(5,000)	—
Net cash used in investing activities	(13,272)	(17,895)
FINANCING ACTIVITIES
Repayment of secured notes payable	(130,795)	(84,941)
Proceeds from unsecured term loan	—	100,000
Proceeds from unsecured line of credit	—	10,000
Repayment of unsecured line of credit	(20,000)	(20,000)
Proceeds from unsecured notes payable	250,000	—
Debt issuance costs	(1,812)	(1,503)
Proceeds from issuance of common stock, net	30,075	—
Dividends paid to common stock and unitholders	(16,723)	(15,827)
Shares withheld for employee taxes	—	(12)
Net cash provided by (used in) financing activities	110,745	(12,283)
Net increase in cash and cash equivalents	145,309	4,082
Cash and cash equivalents, beginning of period	44,801	39,925
Cash and cash equivalents, end of period	$190,110	$44,007
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,244,865	$2,241,061
Construction in progress	54,346	50,498
Held for development	9,447	9,447
	2,308,658	2,301,006
Accumulated depreciation	(485,335)	(469,460)
Net real estate	1,823,323	1,831,546
Cash and cash equivalents	190,110	44,801
Restricted cash	9,836	9,950
Accounts receivable, net	7,558	9,330
Deferred rent receivables, net	38,555	38,452
Other assets, net	45,959	52,854
TOTAL ASSETS	$2,115,341	$1,986,933
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$315,743	$445,180
Unsecured notes payable, net	844,752	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	39,149	32,401
Security deposits payable	6,195	6,114
Other liabilities and deferred credits	47,793	48,337
Total liabilities	1,253,632	1,148,382
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,888,822 and 17,888,822 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	22,525	24,315
General partner's capital, 46,431,341 and 45,732,109 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	823,847	797,758
Accumulated other comprehensive income	15,337	16,478
Total capital	861,709	838,551
TOTAL LIABILITIES AND CAPITAL	$2,115,341	$1,986,933

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Rental income	$70,040	$67,245
Other property income	3,752	3,486
Total revenue	73,792	70,731
EXPENSES:
Rental expenses	19,859	18,453
Real estate taxes	7,536	6,633
General and administrative	5,082	4,549
Depreciation and amortization	17,986	17,453
Total operating expenses	50,463	47,088
OPERATING INCOME	23,329	23,643
Interest expense	(13,331)	(12,946)
Other income, net	310	24
NET INCOME	10,308	10,721
Net income attributable to restricted shares	(60)	(43)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$10,248	$10,678

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.16	$0.17
Weighted average units outstanding - basic	64,062,610	63,133,389

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.16	$0.17
Weighted average units outstanding - diluted	64,062,610	63,133,389

DISTRIBUTIONS PER UNIT	$0.26	$0.25

COMPREHENSIVE INCOME
Net income	$10,308	$10,721
Other comprehensive income (loss) - unrealized gain (loss) on swap derivative during the period	(996)	(3,969)
Reclassification of amortization of forward-starting swap included in interest expense	(145)	(57)
Comprehensive income	9,167	6,695
Comprehensive income attributable to Limited Partners	(2,484)	(1,886)
Comprehensive income attributable to General Partner	$6,683	$4,809

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2016	17,888,822	$24,315	45,732,109	$797,758	$16,478	$838,551
Net income	—	2,861	—	7,447	—	10,308
Contributions from American Assets Trust, Inc.	—	—	700,000	30,075	—	30,075
Forfeiture of restricted units	—	—	(768)	—	—	—
Distributions	—	(4,651)	—	(12,072)	—	(16,723)
Stock-based compensation	—	—	—	639	—	639
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(11,426)	(11,426)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	10,430	10,430
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(145)	(145)
Balance at March 31, 2017	17,888,822	$22,525	46,431,341	$823,847	$15,337	$861,709

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$10,308	$10,721
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,007)	(964)
Depreciation and amortization	17,986	17,453
Amortization of debt issuance costs and debt fair value adjustments	1,716	1,125
Stock-based compensation expense	639	618
Settlement of forward-starting interest rate swaps agreement	10,430	—
Other noncash interest expense	(145)	(57)
Other, net	796	(1,403)
Changes in operating assets and liabilities
Change in restricted cash	231	2,471
Change in accounts receivable	1,726	12
Change in other assets	(1,038)	(698)
Change in accounts payable and accrued expenses	5,834	4,718
Change in security deposits payable	81	108
Change in other liabilities and deferred credits	279	156
Net cash provided by operating activities	47,836	34,260
INVESTING ACTIVITIES
Capital expenditures	(7,253)	(17,135)
Change in restricted cash	(117)	(143)
Leasing commissions	(902)	(617)
Deposit on property acquisition	(5,000)	—
Net cash used in investing activities	(13,272)	(17,895)
FINANCING ACTIVITIES
Repayment of secured notes payable	(130,795)	(84,941)
Proceeds from unsecured term loan	—	100,000
Proceeds from unsecured line of credit	—	10,000
Repayment of unsecured line of credit	(20,000)	(20,000)
Proceeds from unsecured notes payable	250,000	—
Debt issuance costs	(1,812)	(1,503)
Contributions from American Assets Trust, Inc.	30,075	—
Distributions	(16,723)	(15,827)
Shares withheld for employee taxes	—	(12)
Net cash provided by (used in) financing activities	110,745	(12,283)
Net increase in cash and cash equivalents	145,309	4,082
Cash and cash equivalents, beginning of period	44,801	39,925
Cash and cash equivalents, end of period	$190,110	$44,007
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2017
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
We are a full service vertically integrated and self-administered REIT with approximately 159 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2017, we owned or had a controlling interest in 24 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2017, we owned land at four of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
March 31, 2017
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2016.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow information
Total interest costs incurred	$13,702	$13,489
Interest capitalized	$371	$543
Interest expense	$13,331	$12,946
Cash paid for interest, net of amounts capitalized	$10,708	$11,906
Cash paid for income taxes	$46	$75
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$577	$171
Accrued leasing commissions	$193	$251

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. Except for the adoption of the accounting standards during the first quarter of 2017 as discussed below, there have been no changes to our significant accounting policies during the three months ended March 31, 2017.
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
March 31, 2017
(Unaudited)

and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.
Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-1, Business Combinations: Clarifying the Definition of a Business. The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-01 effective January 1, 2017 and given the change in the definition, we expect most of our future real estate acquisitions will be accounted for as asset acquisitions in accordance with Accounting Standards Codification ("ASC")Topic 805, which provides for the capitalization of transaction costs.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of March 31, 2017 and December 31, 2016 , we had $10 million of restricted cash for both periods on our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, on our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation.  This pronouncement simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 in the first quarter of 2017 and the adoption did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 in the first quarter of 2018. We have begun our process for implementing this standard, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate this standard and the allowable methods of adoption; however, the majority of our revenue consists of rental income from leasing arrangements, which are excluded from this standard.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
In-place leases	$48,699	$48,741
Accumulated amortization	(39,736)	(38,906)
Above market leases	21,643	21,667
Accumulated amortization	(19,792)	(19,579)
Acquired lease intangible assets, net	$10,814	$11,923
Below market leases	$66,521	$66,521
Accumulated accretion	(34,162)	(33,073)
Acquired lease intangible liabilities, net	$32,359	$33,448
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,065	$—	$1,065	$—	$1,006	$—	$1,006
Interest rate swap asset	$—	$4,585	$—	$4,585	$—	$16,428	$—	$16,428
Interest rate swap liability	$—	$649	$—	$649	$—	$1,067	$—	$1,067
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.9% to 4.6%.
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

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$315,743	$324,165	$445,180	$457,621
Unsecured term loans, net	$247,985	$250,000	$247,883	$250,000
Unsecured senior guaranteed notes, net	$596,767	$599,021	$348,467	$351,357
Unsecured line of credit	$—	$—	$20,000	$20,000
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

On March 29, 2016, we entered into a forward-starting interest rate swap contract (the "March 2016 Swap") with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new ten-year private placement.  The forward-starting ten-year swap contract had a notional amount of $150 million, a termination date of March 31, 2027, a fixed pay rate of 1.8800%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period.  The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of the then prospective new ten-year debt private placement.

On April 7, 2016, we entered into a forward-starting interest rate swap contract (the "April 2016 Swap") with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new ten-year private placement. The forward-starting ten-year swap contract had a notional amount of $100 million, a termination date of March 31, 2027, a fixed pay rate of 1.7480%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period. The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of our then prospective new ten-year debt private placement.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

On January 18, 2017, we settled the March 2016 Swap and April 2016 Swap, resulting in a gain of approximately $10.4 million. This gain is included in accumulated other comprehensive income and will be amortized to interest expense over the life of the Series D Notes (as defined below). The forward-starting interest rate swap contracts have been deemed to be highly effective cash flow hedges and we elected to designate all the forward-starting swap contracts as accounting hedges.
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2017 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$(649)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$3,029
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$1,556
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Leasing commissions, net of accumulated amortization of $26,141 and $25,194, respectively	$18,182	$18,131
Interest rate swap asset	4,585	16,428
Acquired above market leases, net	1,851	2,088
Acquired in-place leases, net	8,963	9,835
Lease incentives, net of accumulated amortization of $55 and $41, respectively	300	313
Other intangible assets, net of accumulated amortization of $1,140 and $1,128, respectively	187	206
Purchase deposit	5,000	—
Prepaid expenses and other	6,891	5,853
Total other assets	$45,959	$52,854

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Acquired below market leases, net	$32,359	$33,448
Prepaid rent and deferred revenue	8,587	7,720
Interest rate swap liability	649	1,067
Deferred rent expense and lease intangible	1,797	1,756
Deferred compensation	1,065	1,006
Deferred tax liability	265	265
Straight-line rent liability	3,014	3,028
Other liabilities	57	47
Total other liabilities and deferred credits, net	$47,793	$48,337
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of March 31, 2017 and December 31, 2016 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2017	December 31, 2016	as of March 31, 2017
Waikiki Beach Walk—Retail (1)(2)	$—	$130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (3)(4)	35,306	35,440	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	20,308	20,399	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,853	6,884	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	10,875	10,927	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	36,249	36,424	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	316,235	447,028
Unamortized fair value adjustment	(31)	(1,347)
Debt issuance costs, net of accumulated amortization of $1,069 and $1,029, respectively	(461)	(501)
Total Secured Notes Payable Outstanding	$315,743	$445,180

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 1, 2017.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

(3)	Principal payments based on a 30-year amortization schedule.

(4)	Loan repaid in full, without premium or penalty, on April 3, 2017.
Certain loans require us to comply with various financial covenants. As of March 31, 2017, the Operating Partnership was in compliance with these financial covenants.
Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2017 and December 31, 2016 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2017	December 31, 2016	as of March 31, 2017
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series D	250,000	—	4.29%	(6)	March 1, 2027
	850,000	600,000
Debt issuance costs, net of accumulated amortization of $4,675 and $4,317, respectively	(5,248)	(3,650)
Total Unsecured Notes Payable	$844,752	$596,350

(1)
The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.

(2)
The Operating Partnership has an option to extend the term loan up to one time, with such extension for a 12-month period. The foregoing extension option is exercisable by us subject to the satisfaction of certain conditions.

(3)
The Operating Partnership entered into a one-month forward-starting seven-year swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million. The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate in accordance with GAAP is approximately 3.88% per annum.

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

(6)
The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate in accordance with GAAP is approximately 3.87% per annum.

On March 1, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $250 million of 4.29% Senior Guaranteed Notes, Series D, due March 1, 2027 (the "Series D Notes"). The Series D Notes were issued on March 1, 2017 and will pay interest quarterly on the last day of January, April, July and October until their respective maturities.

The Operating Partnership may prepay at any time all, or from time to time any part of, the Series D Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Series D Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the Note Purchase Agreement).

The Note Purchase Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Note Purchase Agreement and the Series D Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Series D Notes, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership, the Company or their subsidiaries, the principal and accrued and unpaid

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

interest and the Make-Whole Amount on the outstanding Series D Notes will become due and payable at the option of the Purchasers.

The Operating Partnership’s obligations under the Series D Notes are fully and unconditionally guaranteed by the Company and certain of their subsidiaries.
Certain loans require us to comply with various financial covenants. As of March 31, 2017, the Operating Partnership was in compliance with these financial covenants.

Credit Facility
On January 9, 2014, the Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million ("Revolver Loan") and a term loan of $100 million ("Term Loan A"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2017, there was no outstanding balance under the Revolver Loan.
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
The Revolver Loan initially matures on January 9, 2018, subject to the Operating Partnership's option to extend the Revolver Loan up to two times, with each such extension for a six-month period. Term Loan A initially matures on January 9, 2016, subject to the Operating Partnership's option to extend Term Loan A up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by the Operating Partnership subject to the satisfaction of certain conditions. Effective as of January 9, 2017, the Operating Partnership exercised the second of three options to extend the maturity date of Term Loan A to January 9, 2018.
As of March 31, 2017, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,888,822 common units (the “noncontrolling common units”), and represented approximately 27.9% of the ownership interests in our Operating Partnership at March 31, 2017. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2017, there were no conversions of common units into shares of our common stock.
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
March 31, 2017
(Unaudited)

Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings (losses).
The calculation of diluted earnings per unit for the three month periods ended March 31, 2017 and 2016 does not include the weighted average of 232,099 and 173,594 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2017, the following shares of common stock were sold through the ATM equity programs (in thousands, except per share data and share amounts):

Three Months Ended March 31, 2017
Number of shares of common stock issued through ATM programs	700,000
Weighted average price per share	$43.46

Proceeds, gross	$30,425
Sales agent compensation	(304)
Offering costs	(46)
Proceeds, net	$30,075

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2017, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2017:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2017	$0.26	January 1, 2017 to March 31, 2017	March 30, 2017
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
March 31, 2017
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2017:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	232,765	$31.24
Forfeited	(768)	$30.62
Nonvested at March 31, 2017	231,997	$31.24
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.6 million in noncash compensation expense for both the three months ended March 31, 2017 and 2016, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $3.1 million at March 31, 2017.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 232,099 and 173,594 for the three months ended March 31, 2017 and 2016, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2017 and 2016, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
NUMERATOR
Net income from operations	$10,308	$10,721
Less: Net income attributable to restricted shares	(60)	(43)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,861)	(3,027)
Net income attributable to common stockholders—basic	$7,387	$7,651
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$7,387	$7,651
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,861	3,027
Net income attributable to common stockholders—diluted	$10,248	$10,678
DENOMINATOR
Weighted average common shares outstanding—basic	46,173,788	45,233,873
Effect of dilutive securities—conversion of Operating Partnership units	17,888,822	17,899,516
Weighted average common shares outstanding—diluted	64,062,610	63,133,389

Earnings per common share, basic	$0.16	$0.17
Earnings per common share, diluted	$0.16	$0.17
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
A deferred tax liability of $0.3 million as of March 31, 2017 and December 31, 2016 is included on our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net on our consolidated statements of comprehensive income. For the three months ended March 31, 2017 and 2016, we recorded income tax benefit of $0.2 million and income tax expense of $0.1 million, respectively.
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
March 31, 2017
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
At Waikiki Beach Walk, we sublease (the "FHB Sublease") a portion of the building of which Quiksilver is currently in possession, under an operating lease effective through December 31, 2021.
Current minimum annual payments under the leases are as follows, as of March 31, 2017 (in thousands):

Year Ending December 31,
2017 (nine months ending December 31, 2017)	$2,411	(1)
2018	3,274
2019	3,347
2020	3,422
2021	3,460	(2)
Thereafter	24,823
Total	$40,737

(1)	Lease payments on the FHB Sublease are based on the stated lease rate of $70,578 through the end of the lease term, December 31, 2021.

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.4 million based on operating performance through March 31, 2017.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Eleven of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 33.6% of total revenues for the three months ended March 31, 2017. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 35.2% of total revenues for the three months ended March 31, 2017. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2017 and 2016, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
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
As of March 31, 2017, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2017 (nine months ending December 31, 2017)	$128,417
2018	148,911
2019	116,181
2020	91,796
2021	70,333
Thereafter	184,190
Total	$739,828

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Minimum rents
Retail	$18,534	$18,398
Office	23,122	22,468
Multifamily	7,235	5,839
Mixed-use	2,561	2,655
Cost reimbursement	7,888	7,642
Percentage rent	455	440
Hotel revenue	9,865	9,418
Other	380	385
Total rental income	$70,040	$67,245
Minimum rents include $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.9 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Rental operating	$8,073	$7,382
Hotel operating	6,551	5,776
Repairs and maintenance	2,531	2,566
Marketing	436	485
Rent	757	750
Hawaii excise tax	1,025	1,019
Management fees	486	475
Total rental expenses	$19,859	$18,453
NOTE 14. OTHER INCOME, NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest and investment income	$147	$15
Income tax benefit (expense)	163	(87)
Other non-operating income	—	96
Total other income, net	$310	$24
NOTE 15. RELATED PARTY TRANSACTIONS

At Torrey Plaza, we lease space to Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. Our lease agreement with ICW expired on December 31, 2016. Rental revenue recognized on the leases of $0.6 million for the three months ended March 31, 2016 is included in rental income. Additionally, we maintain a workers' compensation insurance policy with ICW, which was renewed on July 1, 2016 and the premium is approximately $0.2 million for the period July 1, 2016 through July 1, 2017.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, is included in rental expenses on the statements of comprehensive income.
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
March 31, 2017
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2017	2016
Total Retail
Property revenue	$24,791	$24,371
Property expense	(6,691)	(6,080)
Segment profit	18,100	18,291
Total Office
Property revenue	25,990	25,320
Property expense	(7,801)	(7,702)
Segment profit	18,189	17,618
Total Multifamily
Property revenue	7,891	6,294
Property expense	(3,211)	(2,820)
Segment profit	4,680	3,474
Total Mixed-Use
Property revenue	15,120	14,746
Property expense	(9,692)	(8,484)
Segment profit	5,428	6,262
Total segments’ profit	$46,397	$45,645
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2017	2016
Total segments’ profit	$46,397	$45,645
General and administrative	(5,082)	(4,549)
Depreciation and amortization	(17,986)	(17,453)
Interest expense	(13,331)	(12,946)
Other income, net	310	24
Net income	10,308	10,721
Net income attributable to restricted shares	(60)	(43)
Net income attributable to unitholders in the Operating Partnership	(2,861)	(3,027)
Net income attributable to American Assets Trust, Inc. stockholders	$7,387	$7,651

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2017
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2017	December 31, 2016
Net Real Estate
Retail	$625,896	$629,261
Office	810,913	813,414
Multifamily	201,955	203,014
Mixed-Use	184,559	185,857
	$1,823,323	$1,831,546
Secured Notes Payable (1)
Retail	$36,249	$36,424
Office	206,242	206,550
Multifamily	73,744	73,744
Mixed-Use	—	130,310
	$316,235	$447,028

(1)	Excludes unamortized fair market value adjustments and debt issuance costs of $0.5 million and $1.8 million as of March 31, 2017 and December 31, 2016, respectively.

Capital expenditures for each segment for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Capital Expenditures (1)
Retail	$1,246	$5,414
Office	6,360	10,929
Multifamily	459	1,344
Mixed-Use	90	65
	$8,155	$17,752

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

NOTE 17. SUBSEQUENT EVENTS
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533 unit, multifamily community, built in 2013 and located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs and prorations. The property was acquired with cash on hand and borrowings under our Amended and Restated Credit Agreement.
On April 25, 2017, we entered into a treasury lock contract with Bank of America, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our prospective twelve-year debt offering (anticipated to close in May or June 2017). The treasury lock contract had a notional amount of $100 million, a termination date of May 18, 2017, a fixed pay rate of 2.313%, and a receive rate equal to the ten-year treasury rate on the settlement date. There can be no assurances that the prospective debt offering described above will close on the term described herein, or at all.
The treasury lock contract was deemed to be highly effective cash flow hedge and we elected to designate the treasury lock contract as an accounting hedge.

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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2016.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2017, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and five multifamily properties. Additionally, as of March 31, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 72.1% of our Operating Partnership as of March 31, 2017. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2016. We have not made any material changes to these policies during the periods covered by this report.

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

In our determination of same-store and redevelopment same-store properties, Torrey Reserve Campus has been identified as a same-store redevelopment property due to significant construction activity. Office same-store net operating income increased approximately 5.3% for the three months ended March 31, 2017 compared to the same period in 2016. Office redevelopment same-store net operating income increased approximately 3.2% for the three months ended March 31, 2017 compared to the same period in 2016.

Below is a summary of our same-store composition for the three months ended March 31, 2017 and 2016. Lloyd District Portfolio was transferred into same-store properties due to the completion of development activity at Hassalo on Eighth. Hassalo on Eighth - Retail was included in non-same store properties when compared to the designations for the three months ended March 31, 2016. One development property, Torrey Reserve Land, was removed from development properties when compared to the designations for the three months ended March 31, 2016, due to completion of all Torrey Reserve Campus development during the second quarter of 2016.

	Three Months Ended March 31,
	2017	2016
Same-Store	21	20
Non-Same Store	3	3
Total Properties	24	23

Redevelopment Same-Store	22	22

Total Development Properties	4	5

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

We continue our development efforts at Torrey Point (previously Sorrento Pointe) with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be completed during the second quarter of 2017, with an expected stabilization date in 2018. Projected costs of the development are approximately $56 million, of which approximately $34 million has been incurred to date. We expect the Torrey Point redevelopment to be stabilized in 2018 with an estimated stabilized yield of approximately 7% to 8%, based on initial estimates.

We intend to opportunistically pursue the development of future phases of Lloyd District Portfolio based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533 unit, multifamily community, built in 2013 and located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs and prorations. The property was acquired with cash on hand and borrowings under our Amended and Restated Credit Agreement.

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

During the three months ended March 31, 2017, we signed 15 retail leases for a total of 42,915 square feet of retail space including 33,114 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash basis and GAAP basis of 2.2% and 10.2%, respectively. New retail leases for comparable spaces were signed for 10,381 square feet at an average rental rate decrease on a cash and GAAP basis of 7.2% and 1.0%, respectively. Renewals for comparable retail spaces were signed for 22,733 square feet at an average rental rate increase on a cash and GAAP basis of 8.0% and 17.0%, respectively. Tenant improvements and incentives were $34.83 per square foot of retail space for comparable new leases for the three months ended March 31, 2017, mainly attributed to tenants at South Bay Marketplace.

During the three months ended March 31, 2017, we signed 16 office leases for a total of 123,929 square feet of office space including 92,029 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 4.3% and 6.7%, respectively. New office leases for comparable spaces were signed for 69,802 square feet at an average rental rate increase on a cash and GAAP basis of 9.5% and 10.6%, respectively. Renewals for comparable office spaces were signed for 22,227 square feet at an average rental rate decrease on a cash and GAAP basis of 8.8% and 1.6%, respectively. Tenant improvements and incentives were $36.49 per square foot of office space for comparable new leases for the three months ended March 31, 2017, mainly attributed to tenants at City Center Bellevue and Torrey Reserve Campus.

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

The leases signed in 2017 generally become effective over the following year, though some may not become effective until 2018 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2017, we believe our leasing volume will be in-line with our historical averages and result in overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $2.5 million and $11.4 million for the three months ended March 31, 2017 and 2016, respectively.

We capitalized external and internal costs related to other property improvements combined of $5.3 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements, which are not significant for the three months ended March 31, 2017 and 2016, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016
The following summarizes our consolidated results of operations for the three months ended March 31, 2017 compared to our consolidated results of operations for the three months ended March 31, 2016. As of March 31, 2017, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress. As of March 31, 2016, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2016, we owned land at five of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2017	2016
Revenues
Rental income	$70,040	$67,245	$2,795	4%
Other property income	3,752	3,486	266	8
Total property revenues	73,792	70,731	3,061	4
Expenses
Rental expenses	19,859	18,453	1,406	8
Real estate taxes	7,536	6,633	903	14
Total property expenses	27,395	25,086	2,309	9
Total property income	46,397	45,645	752	2
General and administrative	(5,082)	(4,549)	(533)	12
Depreciation and amortization	(17,986)	(17,453)	(533)	3
Interest expense	(13,331)	(12,946)	(385)	3
Other income, net	310	24	286	1,192
Net income	10,308	10,721	(413)	(4)
Net income attributable to restricted shares	(60)	(43)	(17)	40
Net income attributable to unitholders in the Operating Partnership	(2,861)	(3,027)	166	(5)
Net income attributable to American Assets Trust, Inc. stockholders	$7,387	$7,651	$(264)	(3)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $3.1 million, or 4%, to $73.8 million for the three months ended March 31, 2017 compared to $70.7 million for the three months ended March 31, 2016. The percentage leased was as follows for each segment as of March 31, 2017 and 2016:

	Percentage Leased (1)
	March 31,
	2017	2016
Retail	96.9%	98.6%
Office	89.3%	91.3%
Multifamily	93.4%	79.4%
Mixed-Use (2)	94.1%	97.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2017 or March 31, 2016, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $2.8 million, or 4%, to $70.0 million for the three months ended March 31, 2017 compared to $67.2 million for the three months ended March 31, 2016. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2017	2016			2017	2016
Retail	$24,438	$24,052	$386	2%	$24,107	$24,045	$62	—%
Office	24,686	24,084	602	2	20,561	19,962	599	3
Multifamily	7,245	5,845	1,400	24	4,562	4,408	154	3
Mixed-Use	13,671	13,264	407	3	13,671	13,264	407	3
	$70,040	$67,245	$2,795	4%	$62,901	$61,679	$1,222	2%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus due to significant redevelopment activity during the period; (ii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (iii) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; and (iv) land held for development.

Retail rental revenue increased $0.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to completion of the Hassalo on Eighth retail buildings, which became available for occupancy during 2016, and had incremental rental revenue of approximately $0.3 million for the three months ended March 31, 2017.
Office rental revenue increased $0.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to higher annualized base rents and additional cost reimbursements during the three months ended March 31, 2017, primarily at the Lloyd District Portfolio and City Center Bellevue.
Multifamily rental revenue increased $1.4 million for the three months ended March 31, 2017 primarily due to an increase in occupancy at the Hassalo on Eighth multifamily buildings for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Mixed-use rental revenue increased $0.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to higher revenue per available room of $297 for the three months ended March 31, 2017 compared to $280 for the three months ended March 31, 2016 and an increase in occupancy to 92% for the three months ended March 31, 2017 compared to 87% for the three months ended March 31, 2016.
Other property income. Other property income increased $0.3 million, or 8%, to $3.8 million for the three months ended March 31, 2017 compared to $3.5 million for the three months ended March 31, 2016. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2017	2016			2017	2016
Retail	$353	$319	$34	11%	$303	$319	$(16)	(5)%
Office	1,304	1,236	68	6	1,309	1,245	64	5
Multifamily	646	449	197	44	321	298	23	8
Mixed-Use	1,449	1,482	(33)	(2)	1,449	1,482	(33)	(2)
	$3,752	$3,486	$266	8%	$3,382	$3,344	$38	1%
Multifamily other property income increased $0.2 million for the three months ended March 31, 2017 primarily due to increase in occupancy at the Hassalo on Eighth multifamily buildings for the three months ended March 31, 2017.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $2.3 million, or 9%, to $27.4 million, for the three months ended March 31, 2017 compared to $25.1 million for the three months ended March 31, 2016.
Rental Expenses. Rental expenses increased $1.4 million, or 8%, to $19.9 million for the three months ended March 31, 2017 compared to $18.5 million for the three months ended March 31, 2016. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2017	2016			2017	2016
Retail	$3,418	$3,198	$220	7%	$3,368	$3,160	$208	7%
Office	5,052	5,025	27	1	4,183	4,335	(152)	(4)
Multifamily	2,365	2,358	7	—	1,256	1,163	93	8
Mixed-Use	9,024	7,872	1,152	15	9,024	7,872	1,152	15
	$19,859	$18,453	$1,406	8%	$17,831	$16,530	$1,301	8%
Retail rental expenses increased $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due an increase in bad debt expense at Lomas Santa Fe Plaza and an increase in repair and maintenance expense at Alamo Quarry Market and Carmel Mountain Plaza.
Same-store office rental expenses decreased $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a decrease in repair and maintenance expenses among our same-store office properties during the period.
Mixed-use rental expenses increased $1.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in bad debt expense at the hotel portion of our mixed-use property attributable to a bankruptcy filed by one of the hotel's travel agents. The increase in rental expenses is also attributed to an increase in room expenses at the hotel portion of our mixed-use property attributable to the increase in occupancy during the period.
Real Estate Taxes. Real estate taxes increased $0.9 million, or 14%, to $7.5 million for the three months ended March 31, 2017 compared to $6.6 million for the three months ended March 31, 2016. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2017	2016			2017	2016
Retail	$3,273	$2,882	$391	14%	$3,218	$2,860	$358	13%
Office	2,749	2,677	72	3	2,198	2,161	37	2
Multifamily	846	462	384	83	430	424	6	1
Mixed-Use	668	612	56	9	668	612	56	9
	$7,536	$6,633	$903	14%	$6,514	$6,057	$457	8%
Retail real estate taxes increased $0.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in the assessed value of Alamo Quarry Market and Waikele Center.
Multifamily real estate taxes increased $0.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to receipt of assessed taxes at the Hassalo on Eighth multifamily buildings, which were estimated for by the Company during the three months ended March 31, 2016.

Property Operating Income
Property operating income increased $0.8 million, or 2%, to $46.4 million for the three months ended March 31, 2017, compared to $45.6 million for the three months ended March 31, 2016. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2017	2016			2017	2016
Retail	$18,100	$18,291	$(191)	(1)%	$17,824	$18,344	$(520)	(3)%
Office	18,189	17,618	571	3	15,489	14,711	778	5
Multifamily	4,680	3,474	1,206	35	3,197	3,119	78	3
Mixed-Use	5,428	6,262	(834)	(13)	5,428	6,262	(834)	(13)
	$46,397	$45,645	$752	2%	$41,938	$42,436	$(498)	(1)%
Retail property operating income decreased $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase real estate taxes at Alamo Quarry Market, which were not fully recoverable due to tenant recovery limits, and at Waikele Center, which were also not fully recoverable due to a decrease in the percentage leased during the period. These increases were offset by completion of the Hassalo on Eighth retail buildings, which became available for occupancy during 2016, and had incremental rental revenue of approximately $0.3 million for the three months ended March 31, 2017.
Office property operating income increased $0.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in annualized base rents during the three months ended March 31, 2017, primarily at the Lloyd District Portfolio and City Center Bellevue.
Multifamily property operating income increased $1.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in occupancy at the Hassalo on Eighth multifamily buildings during the period.
Mixed-use property operating income decreased $0.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to an increase in bad debt expense during the period at the hotel portion of our mixed-use property attributable to a bankruptcy filed by one of the hotel's travel agents. The increase in rental expenses is also attributed to an increase in room expenses at the hotel portion of our mixed-use property attributable to the increase in occupancy during the period.
Other
General and Administrative. General and administrative expenses increased $0.5 million, or 12%, to $5.1 million for the three months ended March 31, 2017, compared to $4.5 million for the three months ended March 31, 2016. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 3%, to $18.0 million for the three months ended March 31, 2017, compared to $17.5 million for the three months ended March 31, 2016. This increase was primarily due to depreciation and amortization attributable to the completion of the Hassalo on Eighth retail buildings during 2016.
Interest Expense. Interest expense increased $0.4 million, or 3%, to $13.3 million for the three months ended March 31, 2017, compared to $12.9 million for the three months ended March 31, 2016. This increase was primarily due to the closing of our Series D Notes offering on March 1, 2017.
Other Income, Net. Other income, net increased $0.3 million, or 1,192%, to $0.3 million for the three months ended March 31, 2017, compared to $0.02 million for the three months ended March 31, 2016, primarily due to an increase in interest and investment income attributed to higher cash balances during the period. The increase is also attributed to income tax benefit during the period attributed to losses associated with our TRS lease.
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

As of March 31, 2017, the company owned an approximate 72.1% partnership interest in the Operating Partnership. The remaining 27.9% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2017, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of March 31, 2017, we had the capacity to issue up to an additional $176.2 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of March 31, 2017, we held $190.1 million in cash and cash equivalents.
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

Our overall capital requirements for the remainder of 2017 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Point. Construction at Torrey Point is in process and is expected to be complete in 2017, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $56 million related to Torrey Point, of which approximately $34 million has been incurred as of March 31, 2017. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016
Cash and cash equivalents were $190.1 million and $44.0 million at March 31, 2017 and 2016, respectively.
Net cash provided by operating activities increased $13.6 million to $47.8 million for the three months ended March 31, 2017 compared to $34.3 million for the three months ended March 31, 2016. The increase in cash from operations was primarily due to the settlement of the forward-starting interest rate swaps during the three months ended March 31, 2017 in connection with the Series D Notes issued on March 1, 2017.
Net cash used in investing activities decreased $4.6 million to $13.3 million for the three months ended March 31, 2017 compared to $17.9 million for the three months ended March 31, 2016. The decrease was primarily due to completion of development activity at the Hassalo on Eighth retail buildings during 2016.
Net cash provided by financing activities increased $123.0 million to cash provided of $110.7 million for the three months ended March 31, 2017 compared to cash used of $12.3 million for the three months ended March 31, 2016. The increase in cash provided by financing activities was primarily due to the Series D Notes issued on March 1, 2017. The increase is offset by repayment of the mortgage at Waikiki Beach Walk Retail.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2017 and 2016 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2017	2016
Net operating income	$46,397	$45,645
General and administrative	(5,082)	(4,549)
Depreciation and amortization	(17,986)	(17,453)
Interest expense	(13,331)	(12,946)
Other income (expense), net	310	24
Net income	$10,308	$10,721
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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2017 and 2016 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2017	2016
Funds from Operations (FFO)
Net income	$10,308	$10,721
Plus: Real estate depreciation and amortization	17,986	17,453
Funds from operations	28,294	28,174
Less: Nonforfeitable dividends on incentive restricted stock awards	(59)	(42)
FFO attributable to common stock and units	$28,235	$28,132
FFO per diluted share/unit	$0.44	$0.45
Weighted average number of common shares and units, diluted (1)	64,066,561	63,136,341

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through March 2027) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2017, we had $916.2 million of fixed rate debt outstanding with an estimated fair value of $923.2 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of March 31, 2017 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $44.7 million. If interest rates at March 31, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $48.3 million.
Variable Interest Rate Debt
At March 31, 2017, we had $250.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2017, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2017, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 (1)	Note Purchase Agreement, dated as of March 1, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
10.1 (2)
Purchase Agreement and Escrow Instructions between CP III Pacific Ridge RF, LLC, CP III Pacific Ridge Solar, LLC, collectively as Seller, and American Assets Trust, Inc., as Purchaser, dated March 24, 2017

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
The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.
(1)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017.
(2)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 5, 2017	Date:	May 5, 2017