Form 10-Q
period 2017-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2017-08-04
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

American Assets Trust, Inc.             ☒  Yes   ☐   No
American Assets Trust, L.P.            ☒  Yes   ☐   No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 47,130,063 shares of common stock, par value $0.01 per share, outstanding as of August 4, 2017.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2017, American Assets Trust, Inc. owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,477,653	$2,241,061
Construction in progress	61,415	50,498
Held for development	9,447	9,447
	2,548,515	2,301,006
Accumulated depreciation	(502,551)	(469,460)
Net real estate	2,045,964	1,831,546
Cash and cash equivalents	31,380	44,801
Restricted cash	9,211	9,950
Accounts receivable, net	6,483	9,330
Deferred rent receivables, net	37,924	38,452
Other assets, net	40,214	52,854
TOTAL ASSETS	$2,171,176	$1,986,933
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$280,170	$445,180
Unsecured notes payable, net	944,816	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	40,884	32,401
Security deposits payable	6,779	6,114
Other liabilities and deferred credits, net	46,164	48,337
Total liabilities	1,318,813	1,148,382
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,130,063 and 45,732,109 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	471	457
Additional paid-in capital	916,695	874,597
Accumulated dividends in excess of net income	(88,595)	(77,296)
Accumulated other comprehensive income	10,494	11,798
Total American Assets Trust, Inc. stockholders’ equity	839,065	809,556
Noncontrolling interests	13,298	28,995
Total equity	852,363	838,551
TOTAL LIABILITIES AND EQUITY	$2,171,176	$1,986,933
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Rental income	$72,925	$68,221	$142,965	$135,466
Other property income	4,181	3,598	7,933	7,084
Total revenue	77,106	71,819	150,898	142,550
EXPENSES:
Rental expenses	19,841	19,590	39,700	38,043
Real estate taxes	7,904	6,417	15,440	13,050
General and administrative	5,131	4,394	10,213	8,943
Depreciation and amortization	24,182	17,714	42,168	35,167
Total operating expenses	57,058	48,115	107,521	95,203
OPERATING INCOME	20,048	23,704	43,377	47,347
Interest expense	(12,652)	(13,153)	(25,983)	(26,099)
Other income, net	192	99	502	123
NET INCOME	7,588	10,650	17,896	21,371
Net income attributable to restricted shares	(61)	(43)	(121)	(86)
Net income attributable to unitholders in the Operating Partnership	(2,008)	(3,008)	(4,869)	(6,035)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$5,519	$7,599	$12,906	$15,250

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.12	$0.17	$0.28	$0.34
Weighted average shares of common stock outstanding - basic	46,871,377	45,235,292	46,524,510	45,234,583

Earnings per common share, diluted	$0.12	$0.17	$0.28	$0.34
Weighted average shares of common stock outstanding - diluted	64,089,081	63,134,808	64,075,919	63,134,099

DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.25	$0.52	$0.50

COMPREHENSIVE INCOME
Net income	$7,588	$10,650	$17,896	$21,371
Other comprehensive (loss) - unrealized (loss) on swap derivative during the period	(518)	(9,906)	(1,514)	(13,875)
Reclassification of amortization of forward-starting swap included in interest expense	(330)	(58)	(475)	(115)
Comprehensive income	6,740	686	15,907	7,381
Comprehensive income attributable to non-controlling interest	(1,700)	(182)	(4,184)	(2,068)
Comprehensive income attributable to American Assets Trust, Inc.	$5,040	$504	$11,723	$5,313

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2016	45,732,109	$457	$874,597	$(77,296)	$11,798	$28,995	$838,551
Net income	—	—	—	13,027	—	4,869	17,896
Common shares issued	700,000	7	30,068	—	—	—	30,075
Issuance of restricted stock	4,880	—	—	—	—	—	—
Forfeiture of restricted stock	(768)	—	—	—	—	—	—
Conversion of operating partnership units	693,842	7	10,752	—	—	(10,759)	—
Dividends declared and paid	—	—	—	(24,326)	—	(9,122)	(33,448)
Stock-based compensation	—	—	1,278	—	—	—	1,278
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(8,704)	(3,477)	(12,181)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	7,745	2,922	10,667
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(345)	(130)	(475)
Balance at June 30, 2017	47,130,063	$471	$916,695	$(88,595)	$10,494	$13,298	$852,363
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$17,896	$21,371
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,397)	(1,787)
Depreciation and amortization	42,168	35,167
Amortization of debt issuance costs and debt fair value adjustments	2,180	2,238
Stock-based compensation expense	1,278	1,255
Settlement of derivative instruments	10,667	—
Other noncash interest expense	(475)	(115)
Other, net	482	(828)
Changes in operating assets and liabilities
Change in restricted cash	909	1,841
Change in accounts receivable	2,674	228
Change in other assets	468	41
Change in accounts payable and accrued expenses	5,869	2,881
Change in security deposits payable	665	115
Change in other liabilities and deferred credits	496	1,142
Net cash provided by operating activities	83,880	63,549
INVESTING ACTIVITIES
Acquisition of real estate	(232,061)	—
Capital expenditures	(19,883)	(31,852)
Change in restricted cash	(1,570)	331
Leasing commissions	(2,094)	(1,386)
Deposit on property acquisition	(1,000)	—
Net cash used in investing activities	(256,608)	(32,907)
FINANCING ACTIVITIES
Change in restricted cash	1,400	—
Repayment of secured notes payable	(166,439)	(113,073)
Proceeds from unsecured term loan	—	150,000
Proceeds from unsecured line of credit	130,000	10,000
Repayment of unsecured line of credit	(150,000)	(40,000)
Proceeds from unsecured notes payable	350,000	—
Debt issuance costs	(2,281)	(1,943)
Proceeds from issuance of common stock, net	30,075	—
Dividends paid to common stock and unitholders	(33,448)	(31,653)
Shares withheld for employee taxes	—	(12)
Net cash provided by (used in) financing activities	159,307	(26,681)
Net increase in cash and cash equivalents	(13,421)	3,961
Cash and cash equivalents, beginning of period	44,801	39,925
Cash and cash equivalents, end of period	$31,380	$43,886
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,477,653	$2,241,061
Construction in progress	61,415	50,498
Held for development	9,447	9,447
	2,548,515	2,301,006
Accumulated depreciation	(502,551)	(469,460)
Net real estate	2,045,964	1,831,546
Cash and cash equivalents	31,380	44,801
Restricted cash	9,211	9,950
Accounts receivable, net	6,483	9,330
Deferred rent receivables, net	37,924	38,452
Other assets, net	40,214	52,854
TOTAL ASSETS	$2,171,176	$1,986,933
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$280,170	$445,180
Unsecured notes payable, net	944,816	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	40,884	32,401
Security deposits payable	6,779	6,114
Other liabilities and deferred credits	46,164	48,337
Total liabilities	1,318,813	1,148,382
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 17,194,980 and 17,888,822 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9,303	24,315
General partner's capital, 47,130,063 and 45,732,109 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	828,571	797,758
Accumulated other comprehensive income	14,489	16,478
Total capital	852,363	838,551
TOTAL LIABILITIES AND CAPITAL	$2,171,176	$1,986,933

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Rental income	$72,925	$68,221	$142,965	$135,466
Other property income	4,181	3,598	7,933	7,084
Total revenue	77,106	71,819	150,898	142,550
EXPENSES:
Rental expenses	19,841	19,590	39,700	38,043
Real estate taxes	7,904	6,417	15,440	13,050
General and administrative	5,131	4,394	10,213	8,943
Depreciation and amortization	24,182	17,714	42,168	35,167
Total operating expenses	57,058	48,115	107,521	95,203
OPERATING INCOME	20,048	23,704	43,377	47,347
Interest expense	(12,652)	(13,153)	(25,983)	(26,099)
Other income, net	192	99	502	123
NET INCOME	7,588	10,650	17,896	21,371
Net income attributable to restricted shares	(61)	(43)	(121)	(86)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$7,527	$10,607	$17,775	$21,285

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.12	$0.17	$0.28	$0.34
Weighted average units outstanding - basic	64,089,081	63,134,808	64,075,919	63,134,099

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.12	$0.17	$0.28	$0.34
Weighted average units outstanding - diluted	64,089,081	63,134,808	64,075,919	63,134,099

DISTRIBUTIONS PER UNIT	$0.26	$0.25	$0.52	$0.50

COMPREHENSIVE INCOME
Net income	$7,588	$10,650	$17,896	$21,371
Other comprehensive (loss) - unrealized (loss) on swap derivative during the period	(518)	(9,906)	(1,514)	(13,875)
Reclassification of amortization of forward-starting swap included in interest expense	(330)	(58)	(475)	(115)
Comprehensive income	6,740	686	15,907	7,381
Comprehensive income attributable to Limited Partners	(1,700)	(182)	(4,184)	(2,068)
Comprehensive income attributable to General Partner	$5,040	$504	$11,723	$5,313

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2016	17,888,822	$24,315	45,732,109	$797,758	$16,478	$838,551
Net income	—	4,869	—	13,027	—	17,896
Contributions from American Assets Trust, Inc.	—	—	700,000	30,075	—	30,075
Conversion of operating partnership units	(693,842)	(10,759)	693,842	10,759	—	—
Issuance of restricted units	—	—	4,880	—	—	—
Forfeiture of restricted units	—	—	(768)	—	—	—
Distributions	—	(9,122)	—	(24,326)	—	(33,448)
Stock-based compensation	—	—	—	1,278	—	1,278
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(12,181)	(12,181)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	10,667	10,667
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(475)	(475)
Balance at June 30, 2017	17,194,980	$9,303	47,130,063	$828,571	$14,489	$852,363

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$17,896	$21,371
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,397)	(1,787)
Depreciation and amortization	42,168	35,167
Amortization of debt issuance costs and debt fair value adjustments	2,180	2,238
Stock-based compensation expense	1,278	1,255
Settlement of derivative instruments	10,667	—
Other noncash interest expense	(475)	(115)
Other, net	482	(828)
Changes in operating assets and liabilities
Change in restricted cash	909	1,841
Change in accounts receivable	2,674	228
Change in other assets	468	41
Change in accounts payable and accrued expenses	5,869	2,881
Change in security deposits payable	665	115
Change in other liabilities and deferred credits	496	1,142
Net cash provided by operating activities	83,880	63,549
INVESTING ACTIVITIES
Acquisition of real estate	(232,061)	—
Capital expenditures	(19,883)	(31,852)
Change in restricted cash	(1,570)	331
Leasing commissions	(2,094)	(1,386)
Deposit on property acquisition	(1,000)	—
Net cash used in investing activities	(256,608)	(32,907)
FINANCING ACTIVITIES
Change in restricted cash	1,400	—
Repayment of secured notes payable	(166,439)	(113,073)
Proceeds from unsecured term loan	—	150,000
Proceeds from unsecured line of credit	130,000	10,000
Repayment of unsecured line of credit	(150,000)	(40,000)
Proceeds from unsecured notes payable	350,000	—
Debt issuance costs	(2,281)	(1,943)
Contributions from American Assets Trust, Inc.	30,075	—
Distributions	(33,448)	(31,653)
Shares withheld for employee taxes	—	(12)
Net cash provided by (used in) financing activities	159,307	(26,681)
Net increase in cash and cash equivalents	(13,421)	3,961
Cash and cash equivalents, beginning of period	44,801	39,925
Cash and cash equivalents, end of period	$31,380	$43,886
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2017
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
We are a full service vertically integrated and self-administered REIT with approximately 162 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2017, we owned or had a controlling interest in 25 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2017, we owned land at four of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
Pacific Ridge Apartments
Hassalo on Eighth

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and/or Construction in Progress
Solana Beach Corporate Centre – Land
Solana Beach – Highway 101 – Land
Torrey Point – Construction in Progress
Lloyd District Portfolio – Construction in Progress

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
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
Any reference to the number of properties, number of units, square footage, employee numbers or percentages of beneficial ownership of our shares are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow information
Total interest costs incurred	$26,730	$26,977
Interest capitalized	$747	$878
Interest expense	$25,983	$26,099
Cash paid for interest, net of amounts capitalized	$21,984	$24,076
Cash paid for income taxes	$296	$459
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$2,113	$(1,539)
Accrued leasing commissions	$498	$(7)
Reduction to capital for prepaid offering costs	$69	$154

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. Except for the adoption of the accounting standards during the first quarter of 2017 as discussed below, there have been no changes to our significant accounting policies during the six months ended June 30, 2017.
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
June 30, 2017
(Unaudited)

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
Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-1, Business Combinations: Clarifying the Definition of a Business. The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-01 effective January 1, 2017. For the period from January 1, 2017 through June 30, 2017, the Company acquired one property for which we concluded that substantially all of the fair value of the assets acquired were concentrated in a single identifiable asset and that the assets therefore did not meet the definition of a business under ASU 2017-01. Acquisition transaction costs associated with this property acquisition, approximately $0.1 million were capitalized to real estate investments.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of June 30, 2017 and December 31, 2016 , we had $9.2 million and $10.0 million of restricted cash, respectively, on our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, on our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 in the first quarter of 2018. We have begun our process for implementing this standard, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. As of June 30, 2017, we have completed our assessment of the

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

impact of this pronouncement for revenue generated from our Multifamily segment. The majority of revenue from our Multifamily segment is generated from leases that are specifically excluded from ASC 606. Additionally, we do not believe that ASC 606 will impact the amount or timing of revenue recognition for other revenue types generated from the Multifamily segment. We are continuing to evaluate this standard for revenue streams for our other segments and the allowable methods of adoption; however, the majority of our revenue from these other segments also consists of rental income from leasing arrangements, which are excluded from this standard. As the Company progresses further in its analysis, the scope of this assessment could be expanded to include other contract elements that could have an accounting impact under the new standard. The Company is also continuing to assess the potential effect that this new standard is expected to have on our consolidated financial statements as it relates to our leasing arrangements with our tenants and in concert with our assessment and anticipated adoption of the new leasing guidance under ASU 2016-02, Leases (see above).  The ultimate impacts are currently unknown or not reasonably estimable at this time. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.
NOTE 2. REAL ESTATE
Property Asset Acquisitions
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533 unit luxury apartment community located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs of approximately $0.1 million. The property was acquired with available cash from operations and borrowings under the Company's Amended and Restated Credit Facility (as defined herein).
The financial information set forth below summarizes the Company’s purchase price allocation for the Pacific Ridge Apartments during the six months ended June 30, 2017 (in thousands):

Pacific Ridge Apartments
Land	$47,972
Building	171,813
Land improvements	3,403
Furniture, fixtures, and equipment	3,281
Total real estate	226,469
Lease intangibles	5,592
Prepaid expenses and other assets	424
Assets acquired	$232,485
Accounts payable and accrued expenses	$74
Security deposits payable	673
Other liabilities and deferred credits	49
Liabilities assumed	$796
Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, adjusted to give effect to the acquisition of the Pacific Ridge Apartments, described above, as if such transaction had been completed at the beginning of 2016. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations (in thousands).

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	As Reported	ProForma	As Reported	ProForma
Total revenue	$150,898	$156,281	$142,550	$149,935
Total operating expenses	$107,521	$110,971	$95,203	$106,831
Operating income	$43,377	$45,310	$47,347	$43,104
Net income	$17,896	$19,010	$21,371	$16,251

The following table summarizes the operating results for the Pacific Ridge Apartments included in the Company’s historical consolidated statement of operations for the period of acquisition through June 30, 2017 (in thousands):

April 28, 2017 through June 30, 2017
Revenues	$2,909
Operating expenses	$6,877
Operating (loss)	$(3,968)
Net (loss) attributable to American Assets Trust, Inc.	$(3,968)
NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
In-place leases	$54,291	$48,741
Accumulated amortization	(44,782)	(38,906)
Above market leases	21,643	21,667
Accumulated amortization	(20,027)	(19,579)
Acquired lease intangible assets, net	$11,125	$11,923
Below market leases	$66,521	$66,521
Accumulated accretion	(35,254)	(33,073)
Acquired lease intangible liabilities, net	$31,267	$33,448
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
June 30, 2017
(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,109	$—	$1,109	$—	$1,006	$—	$1,006
Interest rate swap asset	$—	$3,697	$—	$3,697	$—	$16,428	$—	$16,428
Interest rate swap liability	$—	$517	$—	$517	$—	$1,067	$—	$1,067
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.8% to 4.5%.
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

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$280,170	$287,984	$445,180	$457,621
Unsecured term loans, net	$248,270	$250,000	$247,883	$250,000
Unsecured senior guaranteed notes, net	$696,546	$707,821	$348,467	$351,357
Unsecured line of credit	$—	$—	$20,000	$20,000
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

On March 29, 2016, we entered into a forward-starting interest rate swap contract (the "March 2016 Swap") with Wells Fargo Bank, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new ten-year private placement.  The forward-starting ten-year swap contract had a notional amount of $150 million, a termination date of March 31, 2027, a fixed pay rate of 1.8800%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period.  The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of the then prospective new ten-year debt private placement.

On April 7, 2016, we entered into a forward-starting interest rate swap contract (the "April 2016 Swap") with Wells Fargo Bank, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new ten-year private placement. The forward-starting ten-year swap contract had a notional amount of $100 million, a termination date of March 31, 2027, a fixed pay rate of 1.7480%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period. The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of our then prospective new ten-year debt private placement.

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

On April 25, 2017, we entered into a treasury lock contract (the "April 2017 Treasury Lock") with Bank of America, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new twelve-year private placement. The treasury lock contract had a notional amount of $100 million, termination date of May 18, 2017, a fixed pay rate of 2.313%, and a receive rate equal to the ten-year treasury rate on the settlement date.

On May 11, 2017, we settled the April 2017 Treasury Lock, resulting in a gain of approximately $0.7 million. This gain is included in accumulated other comprehensive income and will be amortized to interest expense over ten years. The treasury lock contract has been deemed to be a highly effective cash flow hedge and we elected to designate the treasury lock contract as an accounting hedge.

On May 31, 2017, we entered into a treasury lock contract (the "May 2017 Treasury Lock") with Bank of America, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new seven-year private placement. The treasury lock contract had a notional amount of $100 million, termination date of July 26, 2017, a fixed pay rate of 2.064%, and a receive rate equal to the seven-year treasury rate on the settlement date.

On June 23, 2017, we settled the May 2017 Treasury Lock, resulting in a loss of approximately $0.5 million. This loss is included in accumulated other comprehensive income and will be amortized to interest expense over seven years. The treasury lock contract has been deemed to be a highly effective cash flow hedge and we elected to designate the treasury lock contract as an accounting hedge.
The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2017 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$(517)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$2,440
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$1,257
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long hedged cash flows remain probable.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Leasing commissions, net of accumulated amortization of $26,913 and $25,194, respectively	$18,547	$18,131
Interest rate swap asset	3,697	16,428
Acquired above market leases, net	1,616	2,088
Acquired in-place leases, net	9,509	9,835
Lease incentives, net of accumulated amortization of $73 and $41, respectively	550	313
Other intangible assets, net of accumulated amortization of $1,156 and $1,128, respectively	171	206
Purchase deposit	1,000	—
Prepaid expenses and other	5,124	5,853
Total other assets	$40,214	$52,854
NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Acquired below market leases, net	$31,267	$33,448
Prepaid rent and deferred revenue	8,188	7,720
Interest rate swap liability	517	1,067
Deferred rent expense and lease intangible	1,765	1,756
Deferred compensation	1,109	1,006
Deferred tax liability	265	265
Straight-line rent liability	3,010	3,028
Other liabilities	43	47
Total other liabilities and deferred credits, net	$46,164	$48,337
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of June 30, 2017 and December 31, 2016 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2017	December 31, 2016	as of June 30, 2017
Waikiki Beach Walk—Retail (1)(2)	$—	$130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (3)(4)	—	35,440	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	20,215	20,399	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,824	6,884	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	10,825	10,927	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	36,082	36,424	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	280,590	447,028
Unamortized fair value adjustment	—	(1,347)
Debt issuance costs, net of accumulated amortization of $1,110 and $1,029, respectively	(420)	(501)
Total Secured Notes Payable Outstanding	$280,170	$445,180

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 1, 2017.

(3)	Principal payments based on a 30-year amortization schedule.

(4)	Loan repaid in full, without premium or penalty, on April 3, 2017.
Certain loans require us to comply with various financial covenants. As of June 30, 2017, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2017 and December 31, 2016 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2017	December 31, 2016	as of June 30, 2017
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	—	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	—	4.24%	(7)	May 23, 2029
	950,000	600,000
Debt issuance costs, net of accumulated amortization of $5,068 and $4,317, respectively	(5,184)	(3,650)
Total Unsecured Notes Payable	$944,816	$596,350

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

(6)
The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.87% per annum.

(7)
The Operating Partnerships entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 4.18% per annum.

On March 1, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $250 million of 4.29% Senior Guaranteed Notes, Series D, due March 1, 2027 (the "Series D Notes"). The Series D Notes were issued on March 1, 2017 and will pay interest quarterly on the last day of January, April, July and October until their respective maturities.

On May 23, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 4.24% Senior Guaranteed Notes, Series E, due May 23, 2029 (the "Series E Notes"). The Series E Notes were issued on May 23, 2017 and will pay interest semi-annually on the 23rd of May and November until their respective maturities.

The Operating Partnership may prepay at any time all, or from time to time any part of, the Series D Notes or Series E Notes (as applicable), in an amount not less than 5% of the aggregate principal amount of any series of the Series D Notes or Series E Notes (as applicable) then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the applicable Note Purchase Agreements).

Each Note Purchase Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the applicable Note Purchase Agreement and either the Series D Notes or Series E Notes (as applicable), upon certain events of

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Series D Notes and Series E Notes (as applicable), and (ii) a default in the payment of certain other indebtedness of the Operating Partnership, the Company or their subsidiaries, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Series D Notes and Series E Notes (as applicable) will become due and payable at the option of the Purchasers.

The Operating Partnership’s obligations under the Series D Notes and Series E Notes are fully and unconditionally guaranteed by the Company and certain of their subsidiaries.
Certain loans require us to comply with various financial covenants. As of June 30, 2017, the Operating Partnership was in compliance with these financial covenants.

Credit Facility
On January 9, 2014, the Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million ("Revolver Loan") and a term loan of $100 million ("Term Loan A"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At June 30, 2017, there was no outstanding balance under the Revolver Loan.
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
As of June 30, 2017, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.
NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,194,980 common units (the “noncontrolling common units”), and represented approximately 26.8% of the ownership interests in our Operating Partnership at June 30, 2017. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended June 30, 2017, 693,842 common units were converted into shares of our common stock.
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
June 30, 2017
(Unaudited)

awards on EPU has been calculated using the two-class method whereby earnings are allocated to the unvested Operating Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings (losses).
The calculation of diluted earnings per unit for the three month periods ended June 30, 2017 and 2016 does not include the weighted average of 232,047 and 171,743 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted earnings per unit for the six months ended June 30, 2017 and 2016 does not include the weighted average of 232,073 and 172,669 unvested Operating Partnership units, respectively,
NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and six months ended June 30, 2017, the following shares of common stock were sold through the ATM equity programs (in thousands, except per share data and share amounts):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Number of shares of common stock issued through ATM programs	—	700,000
Weighted average price per share	N/A	$43.46

Proceeds, gross	$—	$30,425
Sales agent compensation	—	(304)
Offering costs	—	(46)
Proceeds, net	$—	$30,075

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2017, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2017:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2017	$0.26	January 1, 2017 to March 31, 2017	March 30, 2017
Second Quarter 2017	$0.26	April 1, 2017 to June 30, 2017	June 29, 2017
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
June 30, 2017
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
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2017:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	232,765	$31.24
Granted	4,880	$40.99
Vested	(4,900)	$40.81
Forfeited	(768)	$30.62
Nonvested at June 30, 2017	231,977	$31.25
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.6 million in noncash compensation expense for both the three months ended June 30, 2017 and 2016, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $1.3 million in noncash compensation expenses for the six months ended June 30, 2017 and 2016. Unrecognized compensation expense was $2.6 million at June 30, 2017.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 232,047 and 171,743 for the three months ended June 30, 2017 and 2016, respectively, and 232,073 and 172,669 for the six months ended June 30, 2017 and 2016, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2017 and 2016, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NUMERATOR
Net income from operations	$7,588	$10,650	$17,896	$21,371
Less: Net income attributable to restricted shares	(61)	(43)	(121)	(86)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,008)	(3,008)	(4,869)	(6,035)
Net income attributable to common stockholders—basic	$5,519	$7,599	$12,906	$15,250
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$5,519	$7,599	$12,906	$15,250
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,008	3,008	4,869	6,035
Net income attributable to common stockholders—diluted	$7,527	$10,607	$17,775	$21,285
DENOMINATOR
Weighted average common shares outstanding—basic	46,871,377	45,235,292	46,524,510	45,234,583
Effect of dilutive securities—conversion of Operating Partnership units	17,217,704	17,899,516	17,551,409	17,899,516
Weighted average common shares outstanding—diluted	64,089,081	63,134,808	64,075,919	63,134,099

Earnings per common share, basic	$0.12	$0.17	$0.28	$0.34
Earnings per common share, diluted	$0.12	$0.17	$0.28	$0.34
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
A deferred tax liability of $0.3 million as of June 30, 2017 and December 31, 2016 is included on our consolidated balance sheets in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2017, we recorded income tax benefit of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2016, we recorded income tax benefit of $0.05 million and income tax expense of $0.04 million, respectively.
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
June 30, 2017
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
Current minimum annual payments under the leases are as follows, as of June 30, 2017 (in thousands):

Year Ending December 31,
2017 (six months ending December 31, 2017)	$1,619	(1)
2018	3,274
2019	3,347
2020	3,422
2021	3,460	(2)
Thereafter	24,823
Total	$39,945

(1)	Lease payments on the FHB Sublease are based on the stated lease rate of $70,578 through the end of the lease term, December 31, 2021.

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.5 million based on operating performance through June 30, 2017.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Twelve of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 33.0% of total revenues for the six months ended June 30, 2017. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 34.7% of total revenues for the six months ended June 30, 2017. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2017 and 2016, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
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
As of June 30, 2017, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2017 (six months ending December 31, 2017)	$85,145
2018	160,964
2019	130,165
2020	106,586
2021	85,379
Thereafter	224,096
Total	$792,335

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Minimum rents
Retail	$18,544	$18,626	$37,078	$37,024
Office	23,213	22,501	46,335	44,969
Multifamily	10,249	6,516	17,484	12,355
Mixed-use	2,581	2,657	5,142	5,312
Cost reimbursement	8,128	7,846	16,016	15,488
Percentage rent	456	447	911	887
Hotel revenue	9,345	9,256	19,210	18,674
Other	409	372	789	757
Total rental income	$72,925	$68,221	$142,965	$135,466
Minimum rents include $(0.5) million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively, and $(0.3) million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.9 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $1.7 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental operating	$8,437	$8,210	$16,510	$15,592
Hotel operating	5,746	5,810	12,297	11,586
Repairs and maintenance	2,984	2,871	5,515	5,437
Marketing	462	537	898	1,022
Rent	794	718	1,551	1,468
Hawaii excise tax	945	976	1,970	1,995
Management fees	473	468	959	943
Total rental expenses	$19,841	$19,590	$39,700	$38,043
NOTE 15. OTHER INCOME, NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and investment income	$113	$24	$260	$39
Income tax benefit (expense)	79	45	242	(42)
Other non-operating income	—	30	—	126
Total other income, net	$192	$99	$502	$123
NOTE 16. RELATED PARTY TRANSACTIONS

At Torrey Plaza, we previously leased space to Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. Our lease agreement with ICW expired on December 31, 2016. Rental revenue recognized on the leases of $1.1 million for the six months ended June 30, 2016 is included in rental income. Additionally, we maintain a workers' compensation insurance policy with ICW, which was renewed on July 1, 2016 and the premium is approximately $0.2 million for the period July 1, 2016 through July 1, 2017. We renewed this policy with ICW during the second quarter of 2017 and the premium is approximately $0.2 million for the period July 1, 2017 through July 1, 2018.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, is included in rental expenses on the statements of comprehensive income.
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
June 30, 2017
(Unaudited)

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Retail
Property revenue	$24,954	$24,881	$49,745	$49,252
Property expense	(6,794)	(6,964)	(13,485)	(13,044)
Segment profit	18,160	17,917	36,260	36,208
Total Office
Property revenue	26,359	25,278	52,349	50,598
Property expense	(8,045)	(7,547)	(15,846)	(15,249)
Segment profit	18,314	17,731	36,503	35,349
Total Multifamily
Property revenue	11,023	7,060	18,914	13,354
Property expense	(4,082)	(2,852)	(7,293)	(5,672)
Segment profit	6,941	4,208	11,621	7,682
Total Mixed-Use
Property revenue	14,770	14,600	29,890	29,346
Property expense	(8,824)	(8,644)	(18,516)	(17,128)
Segment profit	5,946	5,956	11,374	12,218
Total segments’ profit	$49,361	$45,812	$95,758	$91,457
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segments’ profit	$49,361	$45,812	$95,758	$91,457
General and administrative	(5,131)	(4,394)	(10,213)	(8,943)
Depreciation and amortization	(24,182)	(17,714)	(42,168)	(35,167)
Interest expense	(12,652)	(13,153)	(25,983)	(26,099)
Other income, net	192	99	502	123
Net income	7,588	10,650	17,896	21,371
Net income attributable to restricted shares	(61)	(43)	(121)	(86)
Net income attributable to unitholders in the Operating Partnership	(2,008)	(3,008)	(4,869)	(6,035)
Net income attributable to American Assets Trust, Inc. stockholders	$5,519	$7,599	$12,906	$15,250

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2017
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2017	December 31, 2016
Net Real Estate
Retail	$622,873	$629,261
Office	812,437	813,414
Multifamily	427,333	203,014
Mixed-Use	183,321	185,857
	$2,045,964	$1,831,546
Secured Notes Payable (1)
Retail	$36,082	$36,424
Office	170,764	206,550
Multifamily	73,744	73,744
Mixed-Use	—	130,310
	$280,590	$447,028

(1)	Excludes unamortized fair market value adjustments and debt issuance costs of $0.4 million and $1.8 million as of June 30, 2017 and December 31, 2016, respectively.

Capital expenditures for each segment for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capital Expenditures (1)
Retail	$2,800	$4,250	$4,046	$9,664
Office	8,800	10,710	15,160	21,639
Multifamily	2,109	475	2,568	1,819
Mixed-Use	113	51	203	116
	$13,822	$15,486	$21,977	$33,238

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

NOTE 18. SUBSEQUENT EVENTS
On July 6, 2017, we acquired Gateway Marketplace, a 128,000 square feet dual-grocery anchored shopping center located in Chula Vista, California. The purchase price was approximately $42 million, excluding closing costs and prorations. The property was acquired with cash on hand and borrowings under our Amended and Restated Credit Agreement. We are in the process of preparing the purchase price allocation for this acquisition.
On July 19, 2017, we entered into a Note Purchase Agreement for the private placement of $100 million of 3.78% Senior Guaranteed Notes, Series F, due July 19, 2024 (the "Series F Notes"). The Series F Notes were issued on July 19, 2017 and will pay interest semi-annually on the 31st of January and July until their respective maturities.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of June 30, 2017, our portfolio was comprised of eleven retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of June 30, 2017. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533 unit, multifamily community, built in 2013 and located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs and prorations. Subsequent to the second quarter of 2017, on July 6, 2017, we acquired Gateway Marketplace, a 128,000 square feet dual-grocery anchored shopping center located in Chula Vista, California. The purchase price was approximately $42 million, excluding closing costs and prorations. These properties were acquired with cash on hand and borrowings under our Amended and Restated Credit Agreement
Critical Accounting Policies
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

Below is a summary of our same-store composition for the three and six months ended June 30, 2017 and 2016. For the quarter ended June 30, 2017, Torrey Reserve Campus and Lloyd District Portfolio were removed from non-same-store properties and classified as same-store properties when compared to the designations for the quarter ended June 30, 2016. These properties were classified as redevelopment same-store properties in prior periods, however, as construction activity has ceased and comparable periods of operation are available, redevelopment same-store classification is no longer applicable. For the quarter ended June 30, 2017, Pacific Ridge Apartments was classified as a non-same-store property as it was acquired on April 28, 2017.

For the six months ended June 30, 2017, Lloyd District Portfolio was transferred into same-store properties due to the completion of development activity at Hassalo on Eighth during the fourth quarter of 2016. Hassalo on Eighth - Retail, which was completed during the fourth quarter of 2016, and Pacific Ridge Apartments, which was acquired on April 28, 2017, are classified as non-same-store properties, when compared to the designations for the six months ended June 30, 2016.

In our determination of same-store and redevelopment same-store properties for the six months ended June 30, 2017, Torrey Reserve Campus has been identified as a same-store redevelopment property due to significant construction activity. Office same-store net operating income increased approximately 5.0% for the six months ended June 30, 2017 compared to the same period in 2016. Office redevelopment same-store net operating income increased approximately 3.3% for the six months ended June 30, 2017 compared to the same period in 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Same-Store	22	20	21	20
Non-Same Store	3	4	4	4
Total Properties	25	24	25	24

Redevelopment Same-Store	N/A	N/A	22	22

Total Development Properties	4	4	4	4

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

We continue our development efforts at Torrey Point with planned construction to increase rentable office space by approximately 88,000 square feet. Construction of the project is expected to be completed during the third quarter of 2017, with an expected stabilization date in 2018. Projected costs of the development are approximately $56 million, of which approximately $37 million has been incurred to date. We expect the Torrey Point redevelopment to be stabilized in 2018 with an estimated stabilized yield of approximately 7% to 8%, based on initial estimates.

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

During the three months ended June 30, 2017, we signed 28 retail leases for a total of 211,355 square feet of retail space including 207,012 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of 12.8% and an average rental rate increase on a GAAP basis of 5.2%. New retail leases for comparable spaces were signed for 7,353 square feet at an average rental rate decrease on a cash basis of 11.2% and an average rental rate increase on a GAAP basis of 1.4%. Renewals for comparable retail spaces were signed for 199,659 square feet at an average rental rate decrease on a cash basis of 13.0% and an average rental rate increase on a GAAP basis of 5.5%. Tenant improvements and incentives were $39.31 per square foot of retail space for comparable new leases for the three months ended June 30, 2017, mainly attributed to tenants at Carmel Country Plaza.

During the three months ended June 30, 2017, we signed 13 office leases for a total of 92,875 square feet of office space including 88,675 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 32.5% and 47.4%, respectively. New office leases for comparable spaces were signed for 6,583 square feet at an average rental rate increase on a cash and GAAP basis of 11.8% and 20.3%, respectively. Renewals for comparable office spaces were signed for 82,092 square feet at an average rental rate increase on a cash and GAAP basis of 33.8% and 49.2%, respectively. Tenant improvements and incentives were $14.69 per square foot of office space for comparable new leases for the three months ended June 30, 2017, mainly attributed to tenants at City Center Bellevue, Torrey Reserve Campus and Solana Beach Corporate Centre.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $4.9 million and $7.1 million for the three months ended June 30, 2017 and 2016, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $7.4 million and $18.5 million for the six months ended June 30, 2017 and 2016, respectively.

We capitalized external and internal costs related to other property improvements combined of $9.3 million and $5.9 million for the three months ended June 30, 2017 and 2016, respectively. We capitalized external and internal costs related to other property improvements combined of $14.6 million and $11.8 million for the six months ended June 30, 2017 and 2016, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements, which are not significant for the three and six months ended June 30, 2017 and 2016, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. We capitalized interest costs related to development activities of $0.7 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016
The following summarizes our consolidated results of operations for the three months ended June 30, 2017 compared to our consolidated results of operations for the three months ended June 30, 2016. As of June 30, 2017, our operating portfolio was comprised of 25 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress. As of June 30, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2016, we owned land at four of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2017	2016
Revenues
Rental income	$72,925	$68,221	$4,704	7%
Other property income	4,181	3,598	583	16
Total property revenues	77,106	71,819	5,287	7
Expenses
Rental expenses	19,841	19,590	251	1
Real estate taxes	7,904	6,417	1,487	23
Total property expenses	27,745	26,007	1,738	7
Total property income	49,361	45,812	3,549	8
General and administrative	(5,131)	(4,394)	(737)	17
Depreciation and amortization	(24,182)	(17,714)	(6,468)	37
Interest expense	(12,652)	(13,153)	501	(4)
Other income, net	192	99	93	94
Net income	7,588	10,650	(3,062)	(29)
Net income attributable to restricted shares	(61)	(43)	(18)	42
Net income attributable to unitholders in the Operating Partnership	(2,008)	(3,008)	1,000	(33)
Net income attributable to American Assets Trust, Inc. stockholders	$5,519	$7,599	$(2,080)	(27)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $5.3 million, or 7%, to $77.1 million for the three months ended June 30, 2017 compared to $71.8 million for the three months ended June 30, 2016. The percentage leased was as follows for each segment as of June 30, 2017 and 2016:

	Percentage Leased (1)
	June 30,
	2017	2016
Retail	96.8%	98.2%
Office	88.7%	90.4%
Multifamily	92.6%	92.5%
Mixed-Use (2)	95.7%	98.3%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2017 or June 30, 2016, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.7 million, or 7%, to $72.9 million for the three months ended June 30, 2017 compared to $68.2 million for the three months ended June 30, 2016. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$24,532	$24,593	$(61)	—%	$24,208	$24,511	$(303)	(1)%
Office	24,925	24,022	903	4	24,867	23,975	892	4
Multifamily	10,289	6,524	3,765	58	4,705	4,518	187	4
Mixed-Use	13,179	13,082	97	1	13,179	13,082	97	1
	$72,925	$68,221	$4,704	7%	$66,959	$66,086	$873	1%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (ii) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; (iii) the Pacific Ridge Apartments as it was acquired on April 28, 2017; and (iv) land held for development.

Same-store retail rental revenue decreased $0.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a decrease in the percentage leased at Waikele Center attributed to the Sports Authority bankruptcy. Total retail rental revenue decreased $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to Waikele Center as previously noted, offset by the completion of Hassalo on Eighth - Retail, which became available for occupancy during 2016, and had incremental rental revenue of approximately $0.2 million for the three months ended June 30, 2017.
Office rental revenue increased $0.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to higher annualized base rents and additional cost reimbursements during the three months ended June 30, 2017, primarily at the Lloyd District Portfolio, First & Main and City Center Bellevue.
Multifamily rental revenue increased $3.8 million for the three months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental revenue of approximately $2.8 million during the quarter. The increase in multifamily rental revenue is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Mixed-use rental revenue increased $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to higher revenue per available room of $278 for the three months ended June 30, 2017 compared to $276 for the three months ended June 30, 2016 and an increase in occupancy to 91% for the three months ended June 30, 2017 compared to 90% for the three months ended June 30, 2016.
Other property income. Other property income increased $0.6 million, or 16%, to $4.2 million for the three months ended June 30, 2017 compared to $3.6 million for the three months ended June 30, 2016. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$422	$288	$134	47%	$376	$288	$88	31%
Office	1,434	1,256	178	14	1,492	1,303	189	15
Multifamily	734	536	198	37	307	318	(11)	(3)
Mixed-Use	1,591	1,518	73	5	1,591	1,518	73	5
	$4,181	$3,598	$583	16%	$3,766	$3,427	$339	10%
Retail other property income increased $0.1 million for the three months ended June 30, 2017 primarily due to an increase in lease termination fees at Del Monte Center and an increase in parking garage income at Hassalo on Eighth - Retail.
Office property income increased $0.2 million for the three months ended June 30, 2017 primarily due to an increase in lease termination fees at One Beach Street and an increase in parking income at Lloyd District Portfolio.

Multifamily other property income increased $0.2 million for the three months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other property income of approximately $0.1 million during the quarter. The increase is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the three months ended June 30, 2017.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.7 million, or 7%, to $27.7 million, for the three months ended June 30, 2017 compared to $26.0 million for the three months ended June 30, 2016.
Rental Expenses. Rental expenses increased $0.3 million, or 1%, to $19.8 million for the three months ended June 30, 2017 compared to $19.6 million for the three months ended June 30, 2016. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$3,538	$4,037	$(499)	(12)%	$3,477	$4,004	$(527)	(13)%
Office	5,295	5,132	163	3	5,294	5,132	162	3
Multifamily	2,852	2,389	463	19	1,175	1,171	4	—
Mixed-Use	8,156	8,032	124	2	8,156	8,032	124	2
	$19,841	$19,590	$251	1%	$18,102	$18,339	$(237)	(1)%
Retail rental expenses decreased $0.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due a decrease in bad debt expense for the three months ended June 30, 2017 at Waikele Center and Carmel Mountain Plaza attributed to the Sports Authority bankruptcy in 2016.
Office rental expenses increased $0.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in bad debt expense for the three months ended June 30, 2017 at One Beach Street.
Multifamily rental expenses increased $0.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental expenses of approximately $0.5 million during the quarter.
Mixed-use rental expenses increased $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in bad debt expense at the retail portion of our mixed-use property during the period.
Real Estate Taxes. Real estate taxes increased $1.5 million, or 23%, to $7.9 million for the three months ended June 30, 2017 compared to $6.4 million for the three months ended June 30, 2016. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$3,256	$2,927	$329	11%	$3,211	$2,902	$309	11%
Office	2,750	2,415	335	14	2,747	2,411	336	14
Multifamily	1,230	463	767	166	430	425	5	1
Mixed-Use	668	612	56	9	668	612	56	9
	$7,904	$6,417	$1,487	23%	$7,056	$6,350	$706	11%
Retail real estate taxes increased $0.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in the assessed value of Alamo Quarry Market and Waikele Center.
Office real estate taxes increased $0.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in the assessed values of City Center Bellevue and One Beach Street.

Multifamily real estate taxes increased $0.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had real estate taxes of approximately $0.5 million during the quarter. The increase is also attributed to receipt of assessed taxes at Hassalo on Eighth - Multifamily, which were estimated for by the Company during the three months ended June 30, 2016.
Property Operating Income
Property operating income increased $3.5 million, or 8%, to $49.4 million for the three months ended June 30, 2017, compared to $45.8 million for the three months ended June 30, 2016. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$18,160	$17,917	$243	1%	$17,896	$17,893	$3	—%
Office	18,314	17,731	583	3	18,318	17,735	583	3
Multifamily	6,941	4,208	2,733	65	3,407	3,240	167	5
Mixed-Use	5,946	5,956	(10)	—	5,946	5,956	(10)	—
	$49,361	$45,812	$3,549	8%	$45,567	$44,824	$743	2%
Retail property operating income increased $0.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in lease termination fees and parking income and a decrease in bad debt expense compared to the three months ended June 30, 2016.
Office property operating income increased $0.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in annualized base rents and additional cost reimbursements during the three months ended June 30, 2017.
Multifamily property operating income increased $2.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017 and an increase in occupancy at Hassalo on Eighth - Multifamily during the period.
Other
General and Administrative. General and administrative expenses increased $0.7 million, or 17%, to $5.1 million for the three months ended June 30, 2017, compared to $4.4 million for the three months ended June 30, 2016. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $6.5 million, or 37%, to $24.2 million for the three months ended June 30, 2017, compared to $17.7 million for the three months ended June 30, 2016. This increase was primarily due to depreciation and amortization attributable to the acquisition of Pacific Ridge Apartments on April 28, 2017, which had depreciation and amortization expense of approximately $5.8 million during the three months ended June 30, 2016. The increase is also due to the depreciation and amortization attributable to the completion of the Hassalo on Eighth retail buildings completed in 2016 and accelerated depreciation for tenant improvements at One Beach Street, for which leases were terminated early.
Interest Expense. Interest expense decreased $0.5 million, or 4%, to $12.7 million for the three months ended June 30, 2017, compared to $13.2 million for the three months ended June 30, 2016. This decrease was primarily due the payoff of secured notes payable. This decrease was primarily due to the payoff of property mortgages for Southbay Marketplace fourth quarter of 2016 and Waikiki Beach Walk - Retail during the first quarter of 2017, offset by the closing of our offerings of Series D Notes on March 1, 2017 and Series E Notes on May 23, 2017.
Other Income, Net. Other income, net increased $0.1 million, or 94%, to $0.2 million for the three months ended June 30, 2017, compared to $0.1 million for the three months ended June 30, 2016, primarily due to an increase in interest and investment income attributed to higher cash balances during the period. The increase is also attributed to income tax benefit during the period attributed to losses associated with our TRS lease.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
The following summarizes our consolidated results of operations for the six months ended June 30, 2017 compared to our consolidated results of operations for the six months ended June 30, 2016.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2017	2016
Revenues
Rental income	$142,965	$135,466	$7,499	6%
Other property income	7,933	7,084	849	12
Total property revenues	150,898	142,550	8,348	6
Expenses
Rental expenses	39,700	38,043	1,657	4
Real estate taxes	15,440	13,050	2,390	18
Total property expenses	55,140	51,093	4,047	8
Total property income	95,758	91,457	4,301	5
General and administrative	(10,213)	(8,943)	(1,270)	14
Depreciation and amortization	(42,168)	(35,167)	(7,001)	20
Interest expense	(25,983)	(26,099)	116	—
Other income, net	502	123	379	308
Net income	17,896	21,371	(3,475)	(16)
Net income attributable to restricted shares	(121)	(86)	(35)	41
Net income attributable to unitholders in the Operating Partnership	(4,869)	(6,035)	1,166	(19)
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$12,906	$15,250	$(2,344)	(15)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $8.3 million, or 6%, to $150.9 million for the six months ended June 30, 2017 compared to $142.6 million for the six months ended June 30, 2016. The percentage leased was as follows for each segment as of June 30, 2017 and 2016:

	Percentage Leased (1)
	June 30,
	2017	2016
Retail	96.8%	98.2%
Office	88.7%	90.4%
Multifamily	92.6%	92.5%
Mixed-Use (2)	95.7%	98.3%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2017 or June 30, 2016, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $7.5 million, or 6%, to $143.0 million for the six months ended June 30, 2017 compared to $135.5 million for the six months ended June 30, 2016. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$48,970	$48,645	325	1%	$48,315	$48,556	$(241)	—%
Office	49,611	48,106	1,505	3	41,245	39,705	1,540	4
Multifamily	17,534	12,369	5,165	42	9,267	8,926	341	4
Mixed-Use	26,850	26,346	504	2	26,850	26,346	504	2
	$142,965	$135,466	$7,499	6%	$125,677	$123,533	$2,144	2%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus due to significant redevelopment activity during the period; (ii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (iii) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; (iv) the Pacific Ridge Apartments as it was acquired April 28, 2017; and (v) land held for development.

Retail rental revenue increased $0.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the completion of Hassalo on Eighth - Retail, which became available for occupancy during 2016, and had incremental rental revenue of approximately $0.6 million for the six months ended June 30, 2017. The increase is also attributed to higher annualized base rents at Carmel Mountain Plaza and Alamo Quarry Market, offset by a decrease in the percentage leased at Waikele Center, attributed to the Sports Authority bankruptcy.
Office rental revenue increased $1.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to higher annualized base rents and additional cost reimbursements during the six months ended June 30, 2017, primarily at Lloyd District Portfolio, First & Main and City Center Bellevue.
Multifamily rental revenue increased $5.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental revenue of approximately $2.8 million for the period. The increase in multifamily rental revenue is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Same-store multifamily rental revenue increased $0.3 million during the period due to higher average base rent per unit of $1,781 during the six months ended June 30, 2017 compared to $1,666 during the six months ended June 30, 2016.
Mixed-use rental revenue increased $0.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to higher revenue per available room of $288 for the six months ended June 30, 2017 compared to $278 for the six months ended June 30, 2016 and an increase in occupancy to 91% for the six months ended June 30, 2017 compared to 88% for the six months ended June 30, 2016.
Other property income. Other property income increased $0.8 million, or 12%, to $7.9 million for the six months ended June 30, 2017 compared to $7.1 million for the six months ended June 30, 2016. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$775	$607	$168	28%	$679	$607	$72	12%
Office	2,738	2,492	246	10	2,758	2,506	252	10
Multifamily	1,380	985	395	40	628	616	12	2
Mixed-Use	3,040	3,000	40	1	3,040	3,000	40	1
	$7,933	$7,084	$849	12%	$7,105	$6,729	$376	6%
Retail other property income increased $0.2 million for the six months ended June 30, 2017 primarily due to an increase in lease termination fees at Del Monte Center and an increase in parking garage income at Hassalo on Eighth - Retail.

Office other property income increased $0.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to parking garage income at Lloyd District Portfolio due to the completion of the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015, and an increase in lease termination fees at One Beach Street.
Multifamily other property income increased $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in occupancy at Hassalo on Eighth - Multifamily and had incremental other property income of approximately $0.3 million for the six months ended June 30, 2017. The increase is also attributed to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other property income of approximately $0.1 million during the period.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $4.0 million, or 8%, to $55.1 million for the six months ended June 30, 2017, compared to $51.1 million for the six months ended June 30, 2016. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.7 million, or 4%, to $39.7 million for the six months ended June 30, 2017, compared to $38.0 million for the six months ended June 30, 2016. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$6,956	$7,235	$(279)	(4)%	$6,845	$7,164	$(319)	(4)%
Office	10,347	10,157	190	2	8,669	8,659	10	—
Multifamily	5,217	4,747	470	10	2,430	2,334	96	4
Mixed-Use	17,180	15,904	1,276	8	17,180	15,904	1,276	8
	$39,700	$38,043	$1,657	4%	$35,124	$34,061	$1,063	3%
Retail rental expenses decreased $0.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a decrease in bad debt expense for Waikele Center related to the Sports Authority bankruptcy recorded during the second quarter of 2016,
Office rental expenses increased $0.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in bad debt expense for the six months ended June 30, 2017 at One Beach Street.
Multifamily rental expenses increased $0.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental expenses of approximately $0.5 million during the period.
Mixed-use rental expenses increased $1.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in bad debt expense primarily at the hotel portion of our mixed-use property attributable to a bankruptcy filed by on the hotel's travel agencies. The increase in rental expenses is also attributed to an increase in room expenses at the hotel portion of our mixed-use property attributable to the increase in occupancy during the period.

Real Estate Taxes. Real estate tax expense increased $2.4 million, or 18%, to $15.4 million for the six months ended June 30, 2017 compared to $13.1 million for the six months ended June 30, 2016. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$6,529	$5,809	$720	12%	$6,429	$5,762	$667	12%
Office	5,499	5,092	407	8	4,395	4,083	312	8
Multifamily	2,076	925	1,151	124	861	849	12	1
Mixed-Use	1,336	1,224	112	9	1,336	1,224	112	9
	$15,440	$13,050	$2,390	18%	$13,021	$11,918	$1,103	9%
Retail real estate taxes increased $0.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in the assessed values of Alamo Quarry Market and Waikele Center.
Office real estate taxes increased $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in the assessed values of City Center Bellevue and One Beach Street.
Multifamily real estate taxes increased $1.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had real estate taxes of approximately $0.5 million during the quarter. The increase is also attributed to receipt of assessed taxes at Hassalo on Eighth - Multifamily, which were estimated for by the Company during the six months ended June 30, 2016 and had incremental real estate tax expense of approximately $0.7 million.
Mixed-use real estate taxes increased $0.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income
Property operating income increased $4.3 million, or 5%, to $95.8 million for the six months ended June 30, 2017, compared to $91.5 million for the six months ended June 30, 2016. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2017	2016			2017	2016
Retail	$36,260	$36,208	$52	—%	$35,720	$36,237	$(517)	(1)%
Office	36,503	35,349	1,154	3	30,939	29,469	1,470	5
Multifamily	11,621	7,682	3,939	51	6,604	6,359	245	4
Mixed-Use	11,374	12,218	(844)	(7)	11,374	12,218	(844)	(7)
	$95,758	$91,457	$4,301	5%	$84,637	$84,283	$354	—%
Same-store retail property operating income decreased $0.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a decrease in the percentage leased at Waikele Center, attributed to the Sports Authority bankruptcy, and nonrecoverable real estate tax expense at Alamo Quarry Market and Waikele Center.
Office property operating income increased $1.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to higher annualized base rents and additional cost reimbursements during the six months ended June 30, 2017.
Multifamily property operating income increased $3.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017 and an increase in occupancy at Hassalo on Eighth - Multifamily during the period.
Mixed-use property operating income decreased $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to an increase in bad debt expense during the period at the hotel portion of our mixed-use property attributed to a bankruptcy filed by one of the hotel's travel agents.

Other
General and Administrative. General and administrative expenses increased $1.3 million, or 14%, to $10.2 million for the six months ended June 30, 2017, compared to $8.9 million for the six months ended June 30, 2016. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $7.0 million, or 20%, to $42.2 million for the six months ended June 30, 2017, compared to $35.2 million for the six months ended June 30, 2016. This increase was primarily due to depreciation and amortization attributable to the acquisition of Pacific Ridge Apartments on April 28, 2017, which had depreciation and amortization expense of approximately $5.8 million during the period. The increase is also due to the depreciation and amortization attributable to the completion of the Hassalo on Eighth retail buildings completed in 2016 and accelerated depreciation for tenant improvements at One Beach Street, for which leases were terminated early.
Interest Expense. Interest expense decreased $0.1 million, or 0.4%, to $26.0 million for the six months ended June 30, 2017 compared to $26.1 million for the six months ended June 30, 2016. This decrease was primarily due to the payoff of property mortgages for Southbay Marketplace fourth quarter of 2016 and Waikiki Beach Walk - Retail during the first quarter of 2017, offset by the closing of our offerings of Series D Notes on March 1, 2017 and Series E Notes on May 23, 2017.
Other Income, Net. Other income, net increased $0.4 million, or 308%, to $0.5 million for the three months ended June 30, 2017, compared to $0.1 million for the three months ended June 30, 2016, primarily due to an increase in interest and investment income attributed to higher cash balances during the period. The increase is also attributed to income tax benefit during the period attributed to losses associated with our TRS lease.
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

As of June 30, 2017, the company owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2017, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of June 30, 2017, we had the capacity to issue up to an additional $176.2 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of June 30, 2017, we held $31.4 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2017 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Point. Construction at Torrey Point is in process and is expected to be complete in 2017, which will result in approximately 88,000 additional square feet of office space. We expect to invest approximately $56 million related to Torrey Point, of which approximately $37 million has been incurred as of June 30, 2017. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016
Cash and cash equivalents were $31.4 million and $43.9 million at June 30, 2017 and 2016, respectively.

Net cash provided by operating activities increased $20.3 million to $83.9 million for the six months ended June 30, 2017 compared to $63.5 million for the six months ended June 30, 2016. The increase in cash from operations was due to the acquisition of the Pacific Ridge Apartments, which were acquired on April 28, 2017 and the settlements of the March 2016 Swap and April 2016 Swap, which will be amortized over the Series D Notes, and April 2017 Treasury Lock, which will be amortized over the Series E Notes.
Net cash used in investing activities increased $223.7 million to $256.6 million for the six months ended June 30, 2017 compared to $32.9 million for the six months ended June 30, 2016. The increase was primarily due to the acquisition of Pacific Ridge Apartments on April 28, 2017, offset by the completion of development activity at the Hassalo on Eighth retail buildings during 2016.
Net cash provided by financing activities increased $186.0 million to cash provided of $159.3 million for the six months ended June 30, 2017 compared to cash used of $26.7 million for the six months ended June 30, 2016. The increase in cash provided by financing activities was primarily due to the closing of Series D Notes issued on March 1, 2017 and Series E Notes on May 23, 2017. The increase is offset by repayment of the mortgage at Waikiki Beach Walk Retail and Solana Beach Corporate Centre III-IV.
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

The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2017 and 2016 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net operating income	$49,361	$45,812	$95,758	$91,457
General and administrative	(5,131)	(4,394)	(10,213)	(8,943)
Depreciation and amortization	(24,182)	(17,714)	(42,168)	(35,167)
Interest expense	(12,652)	(13,153)	(25,983)	(26,099)
Other income, net	192	99	502	123
Net income	$7,588	$10,650	$17,896	$21,371
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
The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2017 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Funds from Operations (FFO)
Net income	$7,588	$17,896
Plus: Real estate depreciation and amortization	24,182	42,168
Funds from operations	31,770	60,064
Less: Nonforfeitable dividends on incentive restricted stock awards	(59)	(118)
FFO attributable to common stock and units	$31,711	$59,946
FFO per diluted share/unit	$0.49	$0.94
Weighted average number of common shares and units, diluted (1)	64,089,324	64,076,262

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2017, we had $980.6 million of fixed rate debt outstanding with an estimated fair value of $995.8 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of June 30, 2017 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at June 30, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $34.1 million. If interest rates at June 30, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $47.0 million.
Variable Interest Rate Debt
At June 30, 2017, we had $250.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 5 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2017, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2017, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.3 (1)	Note Purchase Agreement, dated as of May 23, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
10.4 (1)
Second Amendment to the Amended and Restated Credit Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other entities named therein.

10.5 (1)
Second Amendment to the Term Loan Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, U.S. Bank National Association, as Administrative Agent, and the other entities named therein.

10.6 (1)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as if October 31, 2014, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.

10.7 (1)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as of March 1, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.

10.8 (2)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets L.P.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

(1)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.
(2)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	August 4, 2017	Date:	August 4, 2017