Form 10-Q
period 2017-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2017-11-03
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 47,127,760 shares of common stock, par value $0.01 per share, outstanding as of November 3, 2017.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2017 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2017, American Assets Trust, Inc. owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,525,628	$2,241,061
Construction in progress	66,218	50,498
Held for development	9,391	9,447
	2,601,237	2,301,006
Accumulated depreciation	(519,391)	(469,460)
Net real estate	2,081,846	1,831,546
Cash and cash equivalents	94,207	44,801
Restricted cash	10,124	9,950
Accounts receivable, net	8,649	9,330
Deferred rent receivables, net	38,614	38,452
Other assets, net	42,178	52,854
TOTAL ASSETS	$2,275,618	$1,986,933
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$279,867	$445,180
Unsecured notes payable, net	1,044,934	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	48,107	32,401
Security deposits payable	6,736	6,114
Other liabilities and deferred credits, net	47,423	48,337
Total liabilities	1,427,067	1,148,382
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,130,063 and 45,732,109 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	471	457
Additional paid-in capital	917,334	874,597
Accumulated dividends in excess of net income	(91,695)	(77,296)
Accumulated other comprehensive income	10,350	11,798
Total American Assets Trust, Inc. stockholders’ equity	836,460	809,556
Noncontrolling interests	12,091	28,995
Total equity	848,551	838,551
TOTAL LIABILITIES AND EQUITY	$2,275,618	$1,986,933
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Rental income	$78,135	$71,852	$221,100	$207,318
Other property income	4,204	4,124	12,137	11,208
Total revenue	82,339	75,976	233,237	218,526
EXPENSES:
Rental expenses	21,177	20,591	60,877	58,634
Real estate taxes	8,535	7,396	23,975	20,446
General and administrative	4,958	4,513	15,171	13,456
Depreciation and amortization	21,192	17,992	63,360	53,159
Total operating expenses	55,862	50,492	163,383	145,695
OPERATING INCOME	26,477	25,484	69,854	72,831
Interest expense	(13,873)	(13,049)	(39,856)	(39,148)
Other (expense) income, net	(99)	(577)	403	(454)
NET INCOME	12,505	11,858	30,401	33,229
Net income attributable to restricted shares	(60)	(42)	(181)	(128)
Net income attributable to unitholders in the Operating Partnership	(3,351)	(3,342)	(8,220)	(9,377)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$9,094	$8,474	$22,000	$23,724

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.19	$0.19	$0.47	$0.52
Weighted average shares of common stock outstanding - basic	46,898,086	45,377,719	46,650,403	45,282,643

Earnings per common share, diluted	$0.19	$0.19	$0.47	$0.52
Weighted average shares of common stock outstanding - diluted	64,093,066	63,272,702	64,081,697	63,180,637

DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.25	$0.78	$0.75

COMPREHENSIVE INCOME
Net income	$12,505	$11,858	$30,401	$33,229
Other comprehensive (loss) - unrealized (loss) on swap derivative during the period	87	2,432	(1,427)	(11,443)
Reclassification of amortization of forward-starting swap included in interest expense	(319)	(58)	(794)	(173)
Comprehensive income	12,273	14,232	28,180	21,613
Comprehensive income attributable to non-controlling interest	(3,263)	(4,018)	(7,447)	(6,086)
Comprehensive income attributable to American Assets Trust, Inc.	$9,010	$10,214	$20,733	$15,527

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2016	45,732,109	$457	$874,597	$(77,296)	$11,798	$28,995	$838,551
Net income	—	—	—	22,181	—	8,220	30,401
Common shares issued	700,000	7	30,068	—	—	—	30,075
Issuance of restricted stock	4,880	—	—	—	—	—	—
Forfeiture of restricted stock	(768)	—	—	—	—	—	—
Conversion of operating partnership units	693,842	7	10,752	—	—	(10,759)	—
Dividends declared and paid	—	—	—	(36,580)	—	(13,592)	(50,172)
Stock-based compensation	—	—	1,917	—	—	—	1,917
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(8,635)	(3,459)	(12,094)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	7,765	2,902	10,667
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(578)	(216)	(794)
Balance at September 30, 2017	47,130,063	$471	$917,334	$(91,695)	$10,350	$12,091	$848,551
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$30,401	$33,229
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,233)	(2,297)
Depreciation and amortization	63,360	53,159
Amortization of debt issuance costs and debt fair value adjustments	2,625	3,354
Stock-based compensation expense	1,917	1,855
Settlement of derivative instruments	10,667	—
Other noncash interest expense	(794)	(173)
Other, net	1,665	1,168
Changes in operating assets and liabilities
Change in restricted cash	115	1,177
Change in accounts receivable	211	(1,564)
Change in other assets	(548)	(23)
Change in accounts payable and accrued expenses	17,299	10,983
Change in security deposits payable	622	142
Change in other liabilities and deferred credits	462	1,717
Net cash provided by operating activities	125,769	102,727
INVESTING ACTIVITIES
Acquisition of real estate	(278,141)	—
Capital expenditures	(34,757)	(45,583)
Change in restricted cash	(1,688)	200
Leasing commissions	(3,742)	(1,808)
Deposit on property acquisition	—	—
Net cash used in investing activities	(318,328)	(47,191)
FINANCING ACTIVITIES
Change in restricted cash	1,400	—
Repayment of secured notes payable	(166,781)	(113,512)
Proceeds from unsecured term loan	—	150,000
Proceeds from unsecured line of credit	173,000	10,000
Repayment of unsecured line of credit	(193,000)	(40,000)
Proceeds from unsecured notes payable	450,000	—
Debt issuance costs	(2,557)	(2,107)
Proceeds from issuance of common stock, net	30,075	9,665
Dividends paid to common stock and unitholders	(50,172)	(47,536)
Shares withheld for employee taxes	—	(12)
Net cash provided by (used in) financing activities	241,965	(33,502)
Net increase in cash and cash equivalents	49,406	22,034
Cash and cash equivalents, beginning of period	44,801	39,925
Cash and cash equivalents, end of period	$94,207	$61,959
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,525,628	$2,241,061
Construction in progress	66,218	50,498
Held for development	9,391	9,447
	2,601,237	2,301,006
Accumulated depreciation	(519,391)	(469,460)
Net real estate	2,081,846	1,831,546
Cash and cash equivalents	94,207	44,801
Restricted cash	10,124	9,950
Accounts receivable, net	8,649	9,330
Deferred rent receivables, net	38,614	38,452
Other assets, net	42,178	52,854
TOTAL ASSETS	$2,275,618	$1,986,933
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$279,867	$445,180
Unsecured notes payable, net	1,044,934	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	48,107	32,401
Security deposits payable	6,736	6,114
Other liabilities and deferred credits	47,423	48,337
Total liabilities	1,427,067	1,148,382
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 17,194,980 and 17,888,822 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	8,184	24,315
General partner's capital, 47,130,063 and 45,732,109 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	826,110	797,758
Accumulated other comprehensive income	14,257	16,478
Total capital	848,551	838,551
TOTAL LIABILITIES AND CAPITAL	$2,275,618	$1,986,933

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Rental income	$78,135	$71,852	$221,100	$207,318
Other property income	4,204	4,124	12,137	11,208
Total revenue	82,339	75,976	233,237	218,526
EXPENSES:
Rental expenses	21,177	20,591	60,877	58,634
Real estate taxes	8,535	7,396	23,975	20,446
General and administrative	4,958	4,513	15,171	13,456
Depreciation and amortization	21,192	17,992	63,360	53,159
Total operating expenses	55,862	50,492	163,383	145,695
OPERATING INCOME	26,477	25,484	69,854	72,831
Interest expense	(13,873)	(13,049)	(39,856)	(39,148)
Other (expense) income, net	(99)	(577)	403	(454)
NET INCOME	12,505	11,858	30,401	33,229
Net income attributable to restricted shares	(60)	(42)	(181)	(128)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$12,445	$11,816	$30,220	$33,101

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.19	$0.19	$0.47	$0.52
Weighted average units outstanding - basic	64,093,066	63,272,702	64,081,697	63,180,637

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.19	$0.19	$0.47	$0.52
Weighted average units outstanding - diluted	64,093,066	63,272,702	64,081,697	63,180,637

DISTRIBUTIONS PER UNIT	$0.26	$0.25	$0.78	$0.75

COMPREHENSIVE INCOME
Net income	$12,505	$11,858	$30,401	$33,229
Other comprehensive (loss) - unrealized (loss) on swap derivative during the period	87	2,432	(1,427)	(11,443)
Reclassification of amortization of forward-starting swap included in interest expense	(319)	(58)	(794)	(173)
Comprehensive income	12,273	14,232	28,180	21,613
Comprehensive income attributable to Limited Partners	(3,263)	(4,018)	(7,447)	(6,086)
Comprehensive income attributable to General Partner	$9,010	$10,214	$20,733	$15,527

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2016	17,888,822	$24,315	45,732,109	$797,758	$16,478	$838,551
Net income	—	8,220	—	22,181	—	30,401
Contributions from American Assets Trust, Inc.	—	—	700,000	30,075	—	30,075
Conversion of operating partnership units	(693,842)	(10,759)	693,842	10,759	—	—
Issuance of restricted units	—	—	4,880	—	—	—
Forfeiture of restricted units	—	—	(768)	—	—	—
Distributions	—	(13,592)	—	(36,580)	—	(50,172)
Stock-based compensation	—	—	—	1,917	—	1,917
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(12,094)	(12,094)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	10,667	10,667
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(794)	(794)
Balance at September 30, 2017	17,194,980	$8,184	47,130,063	$826,110	$14,257	$848,551

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$30,401	$33,229
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,233)	(2,297)
Depreciation and amortization	63,360	53,159
Amortization of debt issuance costs and debt fair value adjustments	2,625	3,354
Stock-based compensation expense	1,917	1,855
Settlement of derivative instruments	10,667	—
Other noncash interest expense	(794)	(173)
Other, net	1,665	1,168
Changes in operating assets and liabilities
Change in restricted cash	115	1,177
Change in accounts receivable	211	(1,564)
Change in other assets	(548)	(23)
Change in accounts payable and accrued expenses	17,299	10,983
Change in security deposits payable	622	142
Change in other liabilities and deferred credits	462	1,717
Net cash provided by operating activities	125,769	102,727
INVESTING ACTIVITIES
Acquisition of real estate	(278,141)	—
Capital expenditures	(34,757)	(45,583)
Change in restricted cash	(1,688)	200
Leasing commissions	(3,742)	(1,808)
Deposit on property acquisition	—	—
Net cash used in investing activities	(318,328)	(47,191)
FINANCING ACTIVITIES
Change in restricted cash	1,400	—
Repayment of secured notes payable	(166,781)	(113,512)
Proceeds from unsecured term loan	—	150,000
Proceeds from unsecured line of credit	173,000	10,000
Repayment of unsecured line of credit	(193,000)	(40,000)
Proceeds from unsecured notes payable	450,000	—
Debt issuance costs	(2,557)	(2,107)
Contributions from American Assets Trust, Inc.	30,075	9,665
Distributions	(50,172)	(47,536)
Shares withheld for employee taxes	—	(12)
Net cash provided by (used in) financing activities	241,965	(33,502)
Net increase in cash and cash equivalents	49,406	22,034
Cash and cash equivalents, beginning of period	44,801	39,925
Cash and cash equivalents, end of period	$94,207	$61,959
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2017
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
We are a full service vertically integrated and self-administered REIT with approximately 178 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2017, we owned or had a controlling interest in 26 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2017, we owned land at four of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
Torrey Reserve Campus	Lloyd District Portfolio
Solana Beach Corporate Centre	City Center Bellevue
The Landmark at One Market
One Beach Street
First & Main

Multifamily
Loma Palisades
Imperial Beach Gardens
Mariner's Point
Santa Fe Park RV Resort
Pacific Ridge Apartments
Hassalo on Eighth - Residential

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and/or Construction in Progress
Solana Beach Corporate Centre – Land
Solana Beach – Highway 101 – Land
Torrey Point – Construction in Progress
Lloyd District Portfolio – Construction in Progress

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information
Total interest costs incurred	$41,009	$40,368
Interest capitalized	$1,153	$1,220
Interest expense	$39,856	$39,148
Cash paid for interest, net of amounts capitalized	$33,720	$36,070
Cash paid for income taxes	$296	$459
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(3,019)	$(471)
Accrued leasing commissions	$1,410	$275
Reduction to capital for prepaid offering costs	$129	$—

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. Except for the adoption of the accounting standards during the first quarter of 2017 as discussed below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2017.
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
September 30, 2017
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
Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-1, Business Combinations: Clarifying the Definition of a Business. The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-01 effective January 1, 2017. For the period from January 1, 2017 through September 30, 2017, the Company acquired three properties for which we concluded that substantially all of the fair value of the assets acquired were concentrated in a single identifiable asset and that the assets therefore did not meet the definition of a business under ASU 2017-01. Acquisition transaction costs associated with these property acquisitions were approximately $0.2 million and were capitalized to real estate investments.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of September 30, 2017 and December 31, 2016 , we had $10.1 million and $10.0 million of restricted cash, respectively, on our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, on our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. We have begun our process for implementing this standard, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. As of September 30,

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

2017, we have completed our assessment of the impact of this pronouncement for revenue generated from our Multifamily segment. The majority of revenue from our Multifamily segment is generated from leases that are specifically excluded from ASC 606. Additionally, we do not believe that ASC 606 will impact the amount or timing of revenue recognition for other revenue types generated from the Multifamily segment. We are continuing to evaluate this standard for revenue streams for our other segments and the allowable methods of adoption; however, the majority of our revenue from these other segments also consists of rental income from leasing arrangements, which are excluded from this standard. As the Company progresses further in its analysis, the scope of this assessment could be expanded to include other contract elements that could have an accounting impact under the new standard. The Company is also continuing to assess the potential effect that this new standard is expected to have on our consolidated financial statements as it relates to our leasing arrangements with our tenants and in concert with our assessment and anticipated adoption of the new leasing guidance under ASU 2016-02, Leases (see above).  The ultimate impacts are currently unknown or not reasonably estimable at this time. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.
NOTE 2. REAL ESTATE
Property Asset Acquisitions
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533 unit luxury apartment community located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs of approximately $0.1 million.
On July 6, 2017, we acquired Gateway Marketplace, an approximately 128,000 square feet dual-grocery anchored shopping center located in Chula Vista, California. The purchase price was approximately $42 million, excluding closing costs of approximately $0.1 million.
The properties were acquired with cash on hand and borrowings under our Amended and Restated Credit Agreement (as defined herein).
The financial information set forth below summarizes the Company’s purchase price allocations for the Pacific Ridge Apartments and Gateway Marketplace during the nine months ended September 30, 2017 (in thousands):

	Pacific Ridge Apartments	Gateway Marketplace
Land	$47,972	$17,363
Building	171,813	19,192
Land improvements	3,403	1,522
Furniture, fixtures, and equipment	3,281	930
Total real estate	226,469	39,007
Lease intangibles	5,592	2,920
Prepaid expenses and other assets	424	—
Assets acquired	$232,485	$41,927
Accounts payable and accrued expenses	$74	$203
Security deposits payable	673	22
Other liabilities and deferred credits	49	1,034
Liabilities assumed	$796	$1,259

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

The following table summarizes the operating results for the Pacific Ridge Apartments and Gateway Marketplace included in the Company’s historical consolidated statement of operations for the period of acquisition through September 30, 2017 (in thousands):

	Pacific Ridge Apartments	Gateway Marketplace	Total
Revenues	$6,884	$806	$7,690
Operating expenses	$11,813	$499	$12,312
Operating (loss) income	$(4,929)	$307	$(4,622)
Net (loss) income attributable to American Assets Trust, Inc.	$(4,929)	$307	$(4,622)
NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
In-place leases	$54,206	$48,741
Accumulated amortization	(45,154)	(38,906)
Above market leases	21,262	21,667
Accumulated amortization	(19,854)	(19,579)
Acquired lease intangible assets, net	$10,460	$11,923
Below market leases	$67,423	$66,521
Accumulated accretion	(36,252)	(33,073)
Acquired lease intangible liabilities, net	$31,171	$33,448
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
September 30, 2017
(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,158	$—	$1,158	$—	$1,006	$—	$1,006
Interest rate swap asset	$—	$3,624	$—	$3,624	$—	$16,428	$—	$16,428
Interest rate swap liability	$—	$358	$—	$358	$—	$1,067	$—	$1,067
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

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$279,867	$287,361	$445,180	$457,621
Unsecured term loans, net	$248,555	$250,000	$247,883	$250,000
Unsecured senior guaranteed notes, net	$796,379	$808,384	$348,467	$351,357
Unsecured line of credit	$—	$—	$20,000	$20,000
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
September 30, 2017
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
The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2017 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$(358)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$2,396
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$1,228
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
September 30, 2017
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Leasing commissions, net of accumulated amortization of $27,376 and $25,194, respectively	$21,194	$18,131
Interest rate swap asset	3,624	16,428
Acquired above market leases, net	1,408	2,088
Acquired in-place leases, net	9,052	9,835
Lease incentives, net of accumulated amortization of $100 and $41, respectively	885	313
Other intangible assets, net of accumulated amortization of $1,102 and $1,128, respectively	240	206
Prepaid expenses and other	5,775	5,853
Total other assets	$42,178	$52,854
NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Acquired below market leases, net	$31,171	$33,448
Prepaid rent and deferred revenue	9,450	7,720
Interest rate swap liability	358	1,067
Deferred rent expense and lease intangible	1,716	1,756
Deferred compensation	1,158	1,006
Deferred tax liability	201	265
Straight-line rent liability	3,309	3,028
Other liabilities	60	47
Total other liabilities and deferred credits, net	$47,423	$48,337
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of September 30, 2017 and December 31, 2016 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2017	December 31, 2016	as of September 30, 2017
Waikiki Beach Walk—Retail (1)(2)	$—	$130,310	5.39%	July 1, 2017
Solana Beach Corporate Centre III-IV (3)(4)	—	35,440	6.39%	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	20,120	20,399	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,795	6,884	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	10,774	10,927	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	35,914	36,424	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	280,247	447,028
Unamortized fair value adjustment	—	(1,347)
Debt issuance costs, net of accumulated amortization of $1,150 and $1,029, respectively	(380)	(501)
Total Secured Notes Payable Outstanding	$279,867	$445,180

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 1, 2017.

(3)	Principal payments based on a 30-year amortization schedule.

(4)	Loan repaid in full, without premium or penalty, on April 3, 2017.
Certain loans require us to comply with various financial covenants. As of September 30, 2017, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2017 and December 31, 2016 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2017	December 31, 2016	as of September 30, 2017
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	—	3.78%	(6)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	—	4.29%	(7)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	—	4.24%	(8)	May 23, 2029
	1,050,000	600,000
Debt issuance costs, net of accumulated amortization of $5,473 and $4,317, respectively	(5,066)	(3,650)
Total Unsecured Notes Payable	$1,044,934	$596,350

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

(6)
The Operating Partnership entered into a treasury lock contract on May 31, 2017, which was settled on June 23, 2017 at a loss of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.85% per annum.

(7)
The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.87% per annum.

(8)
The Operating Partnership entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 4.18% per annum.

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

On July 19, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 3.78% Senior Guaranteed Notes, Series F, due July 19, 2024 (the "Series F Notes"). The Series F Notes were issued on July 19, 2017 and will pay interest semi-annually on the 31st of January and July until their respective maturities.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

The Operating Partnership may prepay at any time all, or from time to time any part of, the Series D Notes, Series E Notes, or Series F Notes (as applicable), in an amount not less than 5% of the aggregate principal amount of any series of the Series D Notes, Series E Notes, or Series F Notes (as applicable) then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the applicable Note Purchase Agreements).

Each Note Purchase Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the applicable Note Purchase Agreement and either the Series D Notes, Series E Notes, or Series F Notes (as applicable), upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Series D Notes, Series E Notes, and Series F Notes (as applicable), and (ii) a default in the payment of certain other indebtedness of the Operating Partnership, the Company or their subsidiaries, the principal and accrued and unpaid interest and the Make-Whole Amount on the outstanding Series D Notes, Series E Notes, and Series F Notes (as applicable) will become due and payable at the option of the Purchasers.

The Operating Partnership’s obligations under the Series D Notes, Series E Notes, and Series F Notes are fully and unconditionally guaranteed by the Company and certain of their subsidiaries.
Certain loans require us to comply with various financial covenants. As of September 30, 2017, the Operating Partnership was in compliance with these financial covenants.

Credit Facility
On January 9, 2014, the Operating Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Facility") which amended and restated the then in-place credit facility. The Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million ("Revolver Loan") and a term loan of $100 million ("Term Loan A"). The Amended and Restated Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At September 30, 2017, there was no outstanding balance under the Revolver Loan.
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
As of September 30, 2017, the Operating Partnership was in compliance with the Amended and Restated Credit Facility financial covenants.
NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,194,980 common units (the “noncontrolling common units”), and represented approximately 26.8% of the ownership interests in our Operating Partnership at September 30, 2017. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

During the nine months ended September 30, 2017, 693,842 common units were converted into shares of our common stock.
Earnings Per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) of the Operating Partnership is computed by dividing income applicable to unitholders by the weighted average Operating Partnership units outstanding, as adjusted for the effect of participating securities. Operating Partnership units granted in equity-based payment transactions that have non-forfeitable dividend equivalent rights are considered participating securities prior to vesting. The impact of unvested Operating Partnership unit awards on EPU has been calculated using the two-class method whereby earnings are allocated to the unvested Operating Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings.
The calculation of diluted earnings per unit for the three month periods ended September 30, 2017 and 2016 does not include the weighted average of 231,977 and 169,963 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted earnings per unit for the nine months ended September 30, 2017 and 2016 does not include the weighted average of 232,041 and 171,760 unvested Operating Partnership units, respectively,
NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2017, the following shares of common stock were sold through the ATM equity programs (in thousands, except per share data and share amounts):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Number of shares of common stock issued through ATM programs	—	700,000
Weighted average price per share	N/A	$43.46

Proceeds, gross	$—	$30,425
Sales agent compensation	—	(304)
Offering costs	—	(46)
Proceeds, net	$—	$30,075

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2017, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2017:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2017	$0.26	January 1, 2017 to March 31, 2017	March 30, 2017
Second Quarter 2017	$0.26	April 1, 2017 to June 30, 2017	June 29, 2017
Third Quarter 2017	$0.26	July 1, 2017 to September 30, 2017	September 28, 2017

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

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
Stock-Based Compensation

We follow the FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer.  The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2017:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	232,765	$31.24
Granted	4,880	$40.99
Vested	(4,900)	$40.81
Forfeited	(768)	$30.62
Nonvested at September 30, 2017	231,977	$31.25
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.6 million in noncash compensation expense for each of the three month periods ended September 30, 2017 and 2016, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $1.9 million in noncash compensation expenses for the nine months ended September 30, 2017 and 2016. Unrecognized compensation expense was $2.0 million at September 30, 2017.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 231,977 and 169,963 for the three months ended September 30, 2017 and 2016, respectively, and 232,041 and 171,760 for the nine months ended September 30, 2017 and 2016, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2017 and 2016, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NUMERATOR
Net income from operations	$12,505	$11,858	$30,401	$33,229
Less: Net income attributable to restricted shares	(60)	(42)	(181)	(128)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,351)	(3,342)	(8,220)	(9,377)
Net income attributable to common stockholders—basic	$9,094	$8,474	$22,000	$23,724
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$9,094	$8,474	$22,000	$23,724
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,351	3,342	8,220	9,377
Net income attributable to common stockholders—diluted	$12,445	$11,816	$30,220	$33,101
DENOMINATOR
Weighted average common shares outstanding—basic	46,898,086	45,377,719	46,650,403	45,282,643
Effect of dilutive securities—conversion of Operating Partnership units	17,194,980	17,894,983	17,431,294	17,897,994
Weighted average common shares outstanding—diluted	64,093,066	63,272,702	64,081,697	63,180,637

Earnings per common share, basic	$0.19	$0.19	$0.47	$0.52
Earnings per common share, diluted	$0.19	$0.19	$0.47	$0.52
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
A deferred tax liability is included in our consolidated balance sheets of $0.2 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, in relation to real estate asset basis differences of property subject to the Texas margin tax and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income (expense), net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2017, we recorded income tax expense of $0.2 million and income tax benefit of $0.03 million, respectively. For the three and nine months ended September 30, 2016, we recorded income tax expense of $0.6 million for each period.
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
September 30, 2017
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
Current minimum annual payments under the leases are as follows, as of September 30, 2017 (in thousands):

Year Ending December 31,
2017 (three months ending December 31, 2017)	$810	(1)
2018	3,274
2019	3,347
2020	3,422
2021	3,460	(2)
Thereafter	24,823
Total	$39,136

(1)	Lease payments on the FHB Sublease are based on the stated lease rate of $70,578 through the end of the lease term, December 31, 2021.

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.5 million based on operating performance through September 30, 2017.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 32.7% of total revenues for the nine months ended September 30, 2017. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 33.9% of total revenues for the nine months ended September 30, 2017. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2017 and 2016, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
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
As of September 30, 2017, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2017 (three months ending December 31, 2017)	$43,663
2018	170,293
2019	140,849
2020	117,179
2021	95,218
Thereafter	255,893
Total	$823,095

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Minimum rents
Retail	$19,520	$18,524	$56,598	$55,548
Office	23,494	22,458	69,829	67,427
Multifamily	11,473	7,451	28,957	19,806
Mixed-use	2,671	2,650	7,813	7,962
Cost reimbursement	8,838	8,344	24,854	23,832
Percentage rent	700	685	1,611	1,572
Hotel revenue	11,006	11,371	30,216	30,045
Other	433	369	1,222	1,126
Total rental income	$78,135	$71,852	$221,100	$207,318
Minimum rents include $0.0 million and $(0.3) million for the three months ended September 30, 2017 and 2016, respectively, and $(0.3) million for each of the nine month periods ended September 30, 2017 and 2016, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.8 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental operating	$8,625	$8,404	$25,135	$23,996
Hotel operating	6,233	6,158	18,530	17,744
Repairs and maintenance	3,202	3,069	8,717	8,506
Marketing	506	432	1,404	1,454
Rent	774	722	2,325	2,190
Hawaii excise tax	1,231	1,255	3,201	3,250
Management fees	606	551	1,565	1,494
Total rental expenses	$21,177	$20,591	$60,877	$58,634
NOTE 15. OTHER INCOME, NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and investment income	$111	$24	$371	$63
Income tax benefit (expense)	(210)	(601)	32	(643)
Other non-operating income	—	—	—	126
Total other income (expense), net	$(99)	$(577)	$403	$(454)
NOTE 16. RELATED PARTY TRANSACTIONS

At Torrey Plaza, we previously leased space to Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. Our lease agreement with ICW expired on December 31, 2016. Rental revenue recognized on the leases of $1.6 million for the nine months ended September 30, 2016 is included in rental income. Additionally, we maintain a workers' compensation insurance policy with ICW, which was renewed on July 1, 2016 and the premium was approximately $0.2 million for the period July 1, 2016 through July 1, 2017. We renewed this policy with ICW during the second quarter of 2017 and the premium is approximately $0.2 million for the period July 1, 2017 through July 1, 2018.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.8 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively, is included in rental expenses on the statements of comprehensive income.
On occasion, we utilize aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. For each of the nine month periods ended September 30, 2017 and 2016, we incurred approximately $0.1 million of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Retail
Property revenue	$26,547	$25,064	$76,292	$74,316
Property expense	(6,934)	(7,159)	(20,419)	(20,203)
Segment profit	19,613	17,905	55,873	54,113
Total Office
Property revenue	26,653	25,818	79,002	76,416
Property expense	(7,874)	(8,146)	(23,720)	(23,395)
Segment profit	18,779	17,672	55,282	53,021
Total Multifamily
Property revenue	12,410	8,053	31,324	21,407
Property expense	(5,281)	(3,288)	(12,574)	(8,960)
Segment profit	7,129	4,765	18,750	12,447
Total Mixed-Use
Property revenue	16,729	17,041	46,619	46,387
Property expense	(9,623)	(9,394)	(28,139)	(26,522)
Segment profit	7,106	7,647	18,480	19,865
Total segments’ profit	$52,627	$47,989	$148,385	$139,446

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2017
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segments’ profit	$52,627	$47,989	$148,385	$139,446
General and administrative	(4,958)	(4,513)	(15,171)	(13,456)
Depreciation and amortization	(21,192)	(17,992)	(63,360)	(53,159)
Interest expense	(13,873)	(13,049)	(39,856)	(39,148)
Other (expense) income, net	(99)	(577)	403	(454)
Net income	12,505	11,858	30,401	33,229
Net income attributable to restricted shares	(60)	(42)	(181)	(128)
Net income attributable to unitholders in the Operating Partnership	(3,351)	(3,342)	(8,220)	(9,377)
Net income attributable to American Assets Trust, Inc. stockholders	$9,094	$8,474	$22,000	$23,724
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2017	December 31, 2016
Net Real Estate
Retail	$662,820	$629,261
Office	811,193	813,414
Multifamily	425,771	203,014
Mixed-Use	182,062	185,857
	$2,081,846	$1,831,546
Secured Notes Payable (1)
Retail	$35,914	$36,424
Office	170,589	206,550
Multifamily	73,744	73,744
Mixed-Use	—	130,310
	$280,247	$447,028

(1)	Excludes unamortized fair market value adjustments and debt issuance costs of $0.4 million and $1.8 million as of September 30, 2017 and December 31, 2016, respectively.

Capital expenditures for each segment for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capital Expenditures (1)
Retail	$3,803	$2,203	$7,849	$11,867
Office	10,555	11,637	25,715	33,276
Multifamily	1,953	213	4,521	2,032
Mixed-Use	211	100	414	216
	$16,522	$14,153	$38,499	$47,391

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of September 30, 2017, our portfolio was comprised of twelve retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of September 30, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of September 30, 2017. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533 unit, multifamily community, built in 2013 and located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs and prorations. On July 6, 2017, we acquired Gateway Marketplace, an approximately 128,000 square feet dual-grocery anchored shopping center located in Chula Vista, California. The purchase price was approximately $42 million, excluding closing costs and prorations. On September 1, 2017, we acquired the building and related improvements in which Forever 21 and Gold's Gym are currently in tenancy at Del Monte Center for approximately $5.3 million.
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

Below is a summary of our same-store composition for the three and nine months ended September 30, 2017 and 2016. For the quarter ended September 30, 2017, Torrey Reserve Campus and Lloyd District Portfolio were removed from non-same-store properties and classified as same-store properties when compared to the designations for the quarter ended September 30, 2016. These properties were classified as redevelopment same-store properties in prior periods, however, as construction activity has ceased and comparable periods of operation are available, redevelopment same-store classification is no longer applicable. For the quarter ended September 30, 2017, Pacific Ridge Apartments and Gateway Marketplace were classified as a non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively.

For the nine months ended September 30, 2017, Lloyd District Portfolio was transferred into same-store properties due to the completion of development activity at Hassalo on Eighth - Retail, which was completed during the fourth quarter of 2016. For the nine months ended September 30, 2017, Pacific Ridge Apartments and Gateway Marketplace were classified as non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively, when compared to the designations for the nine months ended September 30, 2016.

In our determination of same-store and redevelopment same-store properties for the nine months ended September 30, 2017, Torrey Reserve Campus has been identified as a same-store redevelopment property due to significant construction activity. Office same-store net operating income increased approximately 5.7% for the nine months ended September 30, 2017 compared to the same period in 2016. Office redevelopment same-store net operating income increased approximately 4.3% for the nine months ended September 30, 2017 compared to the same period in 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Same-Store	22	20	21	20
Non-Same Store	4	4	5	4
Total Properties	26	24	26	24

Redevelopment Same-Store	N/A	N/A	22	22

Total Development Properties	4	4	4	4

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

During the three months ended September 30, 2017, we signed 12 retail leases for a total of 24,711 square feet of retail space including 24,190 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of 1.2% and an average rental rate increase on a GAAP basis of 8.4%. New retail leases for comparable spaces were signed for 4,785 square feet at an average rental rate decrease on a cash and GAAP basis of 12.3% and 2.5%, respectively. Renewals for comparable retail spaces were signed for 19,405 square feet at an average rental rate decrease on a cash basis of 0.1% and an average rental rate increase on a GAAP basis of 9.6%. Tenant improvements and incentives were $57.47 per square foot of retail space for comparable new leases for the three months ended September 30, 2017, mainly attributed to tenants at Del Monte Center.

During the three months ended September 30, 2017, we signed 22 office leases for a total of 123,140 square feet of office space including 68,920 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 10.3% and 14.5%, respectively. New office leases for comparable spaces were signed for 20,253 square feet at an average rental rate increase on a cash and GAAP basis of 15.8% and 26.0%, respectively. Renewals for comparable office spaces were signed for 48,667 square feet at an average rental rate increase on a cash and GAAP basis of 7.5% and 8.7%, respectively. Tenant improvements and incentives were $43.34 per square foot of office space for comparable new leases for the three months ended September 30, 2017, mainly attributed to tenants at City Center Bellevue and One Beach Street.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.4 million and $6.2 million for the three months ended September 30, 2017 and 2016, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $8.7 million and $24.7 million for the nine months ended September 30, 2017 and 2016, respectively.

We capitalized external and internal costs related to other property improvements combined of $8.4 million and $8.6 million for the three months ended September 30, 2017 and 2016, respectively. We capitalized external and internal costs related to other property improvements combined of $23.0 million and $20.4 million for the nine months ended September 30, 2017 and 2016, respectively.

We capitalized internal costs for salaries and related benefits for development and redevelopment activities and other property improvements, which are not significant for the three and nine months ended September 30, 2017 and 2016, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. We capitalized interest costs related to development activities of $1.2 million for each of the nine month periods ended September 30, 2017 and 2016, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016
The following summarizes our consolidated results of operations for the three months ended September 30, 2017 compared to our consolidated results of operations for the three months ended September 30, 2016. As of September 30, 2017, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.1 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress. As of September 30, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2016, we owned land at four of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2017	2016
Revenues
Rental income	$78,135	$71,852	$6,283	9%
Other property income	4,204	4,124	80	2
Total property revenues	82,339	75,976	6,363	8
Expenses
Rental expenses	21,177	20,591	586	3
Real estate taxes	8,535	7,396	1,139	15
Total property expenses	29,712	27,987	1,725	6
Total property income	52,627	47,989	4,638	10
General and administrative	(4,958)	(4,513)	(445)	10
Depreciation and amortization	(21,192)	(17,992)	(3,200)	18
Interest expense	(13,873)	(13,049)	(824)	6
Other expense, net	(99)	(577)	478	(83)
Net income	12,505	11,858	647	5
Net income attributable to restricted shares	(60)	(42)	(18)	43
Net income attributable to unitholders in the Operating Partnership	(3,351)	(3,342)	(9)	—
Net income attributable to American Assets Trust, Inc. stockholders	$9,094	$8,474	$620	7%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.4 million, or 8%, to $82.3 million for the three months ended September 30, 2017 compared to $76.0 million for the three months ended September 30, 2016. The percentage leased was as follows for each segment as of September 30, 2017 and 2016:

	Percentage Leased (1)
	September 30,
	2017	2016
Retail	97.0%	97.0%
Office	89.9%	89.9%
Multifamily	91.3%	91.7%
Mixed-Use (2)	93.7%	98.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2017 or September 30, 2016, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $6.3 million, or 9%, to $78.1 million for the three months ended September 30, 2017 compared to $71.9 million for the three months ended September 30, 2016. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$26,191	$24,724	$1,467	6%	$25,049	$24,590	$459	2%
Office	25,385	24,294	1,091	4	25,324	24,247	1,077	4
Multifamily	11,519	7,462	4,057	54	4,823	4,615	208	5
Mixed-Use	15,040	15,372	(332)	(2)	15,040	15,372	(332)	(2)
	$78,135	$71,852	$6,283	9%	$70,236	$68,824	$1,412	2%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (ii) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; (iii) the Pacific Ridge Apartments as it was acquired on April 28, 2017; (iv) Gateway Marketplace as it was acquired on July 6, 2017; and (v) land held for development.

Total retail rental revenue increased $1.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $0.8 million during the period. The increase in total retail rental revenue is also attributed to the completion of Hassalo on Eighth - Retail, which became available for occupancy during 2016, and had incremental rental revenue during the three months ended September 30, 2017 of approximately $0.2 million. Same-store retail rental revenue increased $0.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to higher annualized base rents and additional cost reimbursements at Lomas Santa Fe Plaza and Alamo Quarry Market. The increases in same-store retail rental revenue are offset by lower annualized base rents at Waikele Center during the quarter.
Total office rental revenue increased $1.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to higher annualized base rents and additional cost reimbursements during the three months ended September 30, 2017, primarily at the Lloyd District Portfolio, The Landmark at One Market, Torrey Reserve Campus and First & Main. The increase in total office rental revenue during the quarter is offset by a decrease in the percentage leased at One Beach Street.
Total multifamily rental revenue increased $4.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental revenue of approximately $3.8 million during the quarter. Same-store multifamily rental revenue increased $0.2 million compared to the three months ended September 30, 2016 due to higher average base rent per unit of $1,866 for the three months ended September 30, 2017 compared to $1,732 for the three months ended September 30, 2016.
Mixed-use rental revenue decreased $0.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to lower revenue per available room of $324 for the three months ended September 30, 2017 compared to $335 for the three months ended September 30, 2016.
Other property income. Other property income increased $0.1 million, or 2%, to $4.2 million for the three months ended September 30, 2017 compared to $4.1 million for the three months ended September 30, 2016. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$356	$340	$16	5%	$312	$314	$(2)	(1)%
Office	1,268	1,524	(256)	(17)	1,329	1,571	(242)	(15)
Multifamily	891	591	300	51	400	319	81	25
Mixed-Use	1,689	1,669	20	1	1,689	1,669	20	1
	$4,204	$4,124	$80	2%	$3,730	$3,873	$(143)	(4)%

Office property income decreased $0.3 million for the three months ended September 30, 2017 primarily due to lease termination fees for tenants at Torrey Reserve Campus received during the three months ended September 30, 2016.
Multifamily other property income increased $0.3 million for the three months ended September 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other property income of approximately $0.2 million during the quarter. The increase is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the three months ended September 30, 2017.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.7 million, or 6%, to $29.7 million, for the three months ended September 30, 2017 compared to $28.0 million for the three months ended September 30, 2016.
Rental Expenses. Rental expenses increased $0.6 million, or 3%, to $21.2 million for the three months ended September 30, 2017 compared to $20.6 million for the three months ended September 30, 2016. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$3,456	$4,252	$(796)	(19)%	$3,309	$4,210	$(901)	(21)%
Office	5,064	5,127	(63)	(1)	5,065	5,127	(62)	(1)
Multifamily	3,756	2,506	1,250	50	1,333	1,265	68	5
Mixed-Use	8,901	8,706	195	2	8,901	8,706	195	2
	$21,177	$20,591	$586	3%	$18,608	$19,308	$(700)	(4)%
Retail rental expenses decreased $0.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due a decrease in bad debt expense for the three months ended September 30, 2017 at Waikele Center and Carmel Mountain Plaza attributed to the Sports Authority bankruptcy in 2016. The decrease in retail rental expenses was minimally offset by rental expenses for Gateway Marketplace, which was acquired on July 6, 2017, and had rental expenses of approximately $0.1 million during the period.
Multifamily rental expenses increased $1.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental expenses of approximately $1.3 million during the quarter.
Mixed-use rental expenses increased $0.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in bad debt expense at the retail portion of our mixed-use property during the quarter.
Real Estate Taxes. Real estate taxes increased $1.1 million, or 15%, to $8.5 million for the three months ended September 30, 2017 compared to $7.4 million for the three months ended September 30, 2016. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$3,478	$2,907	$571	20%	$3,307	$2,863	$444	16%
Office	2,810	3,019	(209)	(7)	2,807	3,016	(209)	(7)
Multifamily	1,525	782	743	95	439	433	6	1
Mixed-Use	722	688	34	5	722	688	34	5
	$8,535	$7,396	$1,139	15%	$7,275	$7,000	$275	4%
Retail real estate taxes increased $0.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in the assessed value of Alamo Quarry Market and the acquisition of Gateway Marketplace on July 6, 2017, which had real estate taxes of approximately $0.1 million during the period. The increase in retail real estate taxes for the three months ended September 30, 2017 is approximately 90% recoverable from tenants.

Office real estate taxes decreased $0.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to nonrecurring real estate taxes for tenants with tax exemptions at One Beach Street.
Multifamily real estate taxes increased $0.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had real estate taxes of approximately $0.7 million during the quarter.
Property Operating Income
Property operating income increased $4.6 million, or 10%, to $52.6 million for the three months ended September 30, 2017, compared to $48.0 million for the three months ended September 30, 2016. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$19,613	$17,905	$1,708	10%	$18,745	$17,831	$914	5%
Office	18,779	17,672	1,107	6	18,781	17,675	1,106	6
Multifamily	7,129	4,765	2,364	50	3,451	3,236	215	7
Mixed-Use	7,106	7,647	(541)	(7)	7,106	7,647	(541)	(7)
	$52,627	$47,989	$4,638	10%	$48,083	$46,389	$1,694	4%
Total retail property operating income increased $1.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the acquisition of Gateway Marketplace on July 6, 2017 and higher annualized base rents and additional cost reimbursements at same-store retail properties during the quarter. The increase is also attributed to the decrease in bad debt expense for same-store retail properties during the quarter.
Office property operating income increased $1.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in annualized base rents and additional cost reimbursements during the three months ended September 30, 2017.
Total multifamily property operating income increased $2.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017. Same-store property operating income increased $0.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to higher average base rent per unit during the quarter.
Mixed use property operating income decreased $0.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to lower revenue per available room at the hotel and increase in bad debt expense at the retail portion of our mixed-use property during the quarter.
Other
General and Administrative. General and administrative expenses increased $0.4 million, or 10%, to $5.0 million for the three months ended September 30, 2017, compared to $4.5 million for the three months ended September 30, 2016. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $3.2 million, or 18%, to $21.2 million for the three months ended September 30, 2017, compared to $18.0 million for the three months ended September 30, 2016. This increase was primarily due to depreciation and amortization attributable to the acquisitions of Pacific Ridge Apartments on April 28, 2017, which had depreciation and amortization expense of approximately $3.0 million during the quarter, and Gateway Marketplace on July 6, 2017, which had depreciation and amortization expense of approximately $0.2 million during the quarter.
Interest Expense. Interest expense increased $0.8 million, or 6%, to $13.9 million for the three months ended September 30, 2017, compared to $13.0 million for the three months ended September 30, 2016. This increase was primarily due to the closing of our offerings of Series D Notes on March 1, 2017, Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017, offset by the payoff of property mortgages for Southbay Marketplace fourth quarter of 2016, Waikiki Beach Walk - Retail during the first quarter of 2017 and Solana Beach Corporate Center III-IV during the second quarter of 2017.

Other Expense, Net. Other income, net decreased $0.5 million, or 83%, to $0.1 million for the three months ended September 30, 2017, compared to $0.6 million for the three months ended September 30, 2016, primarily due to a decrease in tax expense during the period attributed to losses associated with our TRS lease.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
The following summarizes our consolidated results of operations for the nine months ended September 30, 2017 compared to our consolidated results of operations for the nine months ended September 30, 2016.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2017	2016
Revenues
Rental income	$221,100	$207,318	$13,782	7%
Other property income	12,137	11,208	929	8
Total property revenues	233,237	218,526	14,711	7
Expenses
Rental expenses	60,877	58,634	2,243	4
Real estate taxes	23,975	20,446	3,529	17
Total property expenses	84,852	79,080	5,772	7
Total property income	148,385	139,446	8,939	6
General and administrative	(15,171)	(13,456)	(1,715)	13
Depreciation and amortization	(63,360)	(53,159)	(10,201)	19
Interest expense	(39,856)	(39,148)	(708)	2
Other income (expense), net	403	(454)	857	189
Net income	30,401	33,229	(2,828)	(9)
Net income attributable to restricted shares	(181)	(128)	(53)	41
Net income attributable to unitholders in the Operating Partnership	(8,220)	(9,377)	1,157	(12)
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$22,000	$23,724	$(1,724)	(7)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $14.7 million, or 7%, to $233.2 million for the nine months ended September 30, 2017 compared to $218.5 million for the nine months ended September 30, 2016. The percentage leased was as follows for each segment as of September 30, 2017 and 2016:

	Percentage Leased (1)
	September 30,
	2017	2016
Retail	97.0%	97.0%
Office	89.9%	89.9%
Multifamily	91.3%	91.7%
Mixed-Use (2)	93.7%	98.8%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2017 or September 30, 2016, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $13.8 million, or 7%, to $221.1 million for the nine months ended September 30, 2017 compared to $207.3 million for the nine months ended September 30, 2016. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$75,161	$73,369	1,792	2%	$73,364	$73,146	$218	—%
Office	74,996	72,400	2,596	4	61,977	59,780	2,197	4
Multifamily	29,053	19,831	9,222	47	14,090	13,541	549	4
Mixed-Use	41,890	41,718	172	—	41,890	41,718	172	—
	$221,100	$207,318	$13,782	7%	$191,321	$188,185	$3,136	2%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus due to significant redevelopment activity during the period; (ii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (iii) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; (iv) the Pacific Ridge Apartments as it was acquired April 28, 2017; (v) Gateway Marketplace as it was acquired on July 6, 2017; and (vi) land held for development.

Total retail rental revenue increased $1.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $0.8 million during the period. The increase in total retail rental revenue is also attributed to the completion of Hassalo on Eighth - Retail, which became available for occupancy during 2016, and had incremental rental revenue of approximately $0.8 million during the period. Same-store retail rental revenue increased $0.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to higher annualized base rents and additional cost reimbursements at Lomas Santa Fe Plaza, Carmel Mountain Plaza and Alamo Quarry Market. The increases in same-store retail rental revenue are offset by a decrease in vacancy and lower annualized base rents at Waikele Center during the period.
Total office rental revenue increased $2.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to higher annualized base rents and additional cost reimbursements during the period, primarily at Lloyd District Portfolio, The Landmark at One Market, First & Main and Torrey Reserve Campus.
Multifamily rental revenue increased $9.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental revenue of approximately $6.6 million for the period. The increase in multifamily rental revenue is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the nine months ended September 30, 2017, which had incremental rental revenue of approximately $2.1 million during the period. Same-store multifamily rental revenue increased $0.5 million during the period due to higher average base rent per unit of $1,810 during the nine months ended September 30, 2017 compared to $1,688 during the nine months ended September 30, 2016.
Mixed-use rental revenue increased $0.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to higher revenue per available room of $300 for the nine months ended September 30, 2017 compared to $297 for the nine months ended September 30, 2016 and an increase in occupancy to 93% for nine months ended September 30, 2017 compared to 90% for the nine months ended September 30, 2016.

Other property income. Other property income increased $0.9 million, or 8%, to $12.1 million for the nine months ended September 30, 2017 compared to $11.2 million for the nine months ended September 30, 2016. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$1,131	$947	$184	19%	$991	$921	$70	8%
Office	4,006	4,016	(10)	—	4,020	3,803	217	6
Multifamily	2,271	1,576	695	44	1,028	935	93	10
Mixed-Use	4,729	4,669	60	1	4,729	4,669	60	1
	$12,137	$11,208	$929	8%	$10,768	$10,328	$440	4%
Total retail other property income increased $0.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in lease termination fees at Del Monte Center and an increase in parking garage income at Hassalo on Eighth - Retail during the period.
Same-store office other property income increased $0.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to parking garage income at Lloyd District Portfolio due to the completion of the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015, and an increase in lease termination fees at One Beach Street.
Total multifamily other property income increased $0.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other property income of approximately $0.3 million during the period and an increase in occupancy at Hassalo on Eighth - Multifamily, which had incremental other property income of approximately $0.3 million during the period.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $5.8 million, or 7%, to $84.9 million for the nine months ended September 30, 2017, compared to $79.1 million for the nine months ended September 30, 2016. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $2.2 million, or 4%, to $60.9 million for the nine months ended September 30, 2017, compared to $58.6 million for the nine months ended September 30, 2016. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$10,412	$11,487	$(1,075)	(9)%	$10,154	$11,374	$(1,220)	(11)%
Office	15,411	15,284	127	1	12,822	13,033	(211)	(2)
Multifamily	8,973	7,253	1,720	24	3,763	3,599	164	5
Mixed-Use	26,081	24,610	1,471	6	26,081	24,610	1,471	6
	$60,877	$58,634	$2,243	4%	$52,820	$52,616	$204	—%
Total retail rental expenses decreased $1.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a decrease in bad debt expense for Waikele Center related to the Sports Authority bankruptcy recorded during the second quarter of 2016. The decrease in retail rental expenses was minimally offset by rental expenses for Gateway Marketplace, which was acquired on July 6, 2017, and had rental expenses of approximately $0.1 million during the period.
Total office rental expenses increased $0.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in bad debt expense for the nine months ended September 30, 2017 at One Beach Street and an increase in building expenses at Torrey Reserve Campus attributed to an increase in occupancy at the property during the period. The increase in total office rental expenses is offset by a decrease in salary expense at the Lloyd District Portfolio.

Total multifamily rental expenses increased $1.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental expenses of approximately $1.8 million during the period. The increase in total multifamily rental expenses was offset by a decrease in salary expense and utility expenses at Hassalo on Eighth.
Mixed-use rental expenses increased $1.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in bad debt expense primarily at the hotel portion of our mixed-use property attributable to a bankruptcy filed by one of the hotel's travel agencies. The increase in rental expenses is also attributed to an increase in room expenses at the hotel portion of our mixed-use property attributable to the increase in occupancy during the period.
Real Estate Taxes. Real estate tax expense increased $3.5 million, or 17%, to $24.0 million for the nine months ended September 30, 2017 compared to $20.4 million for the nine months ended September 30, 2016. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$10,007	$8,716	$1,291	15%	$9,736	$8,625	$1,111	13%
Office	8,309	8,111	198	2	6,632	6,519	113	2
Multifamily	3,601	1,707	1,894	111	1,300	1,282	18	1
Mixed-Use	2,058	1,912	146	8	2,058	1,912	146	8
	$23,975	$20,446	$3,529	17%	$19,726	$18,338	$1,388	8%
Total retail real estate taxes increased $1.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in the assessed values of Alamo Quarry Market and Waikele Center. The increase is also attributed to the acquisition of Gateway Marketplace on July 6, 2017, which had real estate taxes of approximately $0.1 million during the period. The increase in retail real estate taxes for the nine months ended September 30, 2017 is approximately 89% recoverable from tenants.
Total office real estate taxes increased $0.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in the assessed values of City Center Bellevue and Torrey Reserve Campus. The increase in real estate taxes is partially offset by nonrecurring real estate taxes for tenants with tax exemptions at First & Main. The increase in office real estate taxes for the nine months ended September 30, 2017 is approximately 22% recoverable from tenants.
Multifamily real estate taxes increased $1.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had real estate taxes of approximately $1.2 million during the quarter. The increase is also attributed to receipt of assessed taxes at Hassalo on Eighth - Multifamily, which were estimated for by the Company during the prior period and had incremental real estate tax expense of approximately $0.7 million during the period.
Mixed-use real estate taxes increased $0.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.

Property Operating Income
Property operating income increased $8.9 million, or 6%, to $148.4 million for the nine months ended September 30, 2017, compared to $139.4 million for the nine months ended September 30, 2016. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2017	2016			2017	2016
Retail	$55,873	$54,113	$1,760	3%	$54,465	$54,068	$397	1%
Office	55,282	53,021	2,261	4	46,543	44,031	2,512	6
Multifamily	18,750	12,447	6,303	51	10,055	9,595	460	5
Mixed-Use	18,480	19,865	(1,385)	(7)	18,480	19,865	(1,385)	(7)
	$148,385	$139,446	$8,939	6%	$129,543	$127,559	$1,984	2%
Total retail property operating income increased $1.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the acquisition of Gateway Marketplace on July 6, 2017 and an increase in the percentage leased at Hassalo on Eighth - Retail during the period. The increase is also attributed to the decrease in bad debt expense for same-store retail properties during the period.
Total office property operating income increased $2.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to higher annualized base rents and additional cost reimbursements during the nine months ended September 30, 2017.
Total multifamily property operating income increased $6.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017 and an increase in occupancy at Hassalo on Eighth - Multifamily during the period. Same-store property operating income increased $0.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to higher average base rent per unit during the period.
Mixed-use property operating income decreased $1.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to an increase in bad debt expense during the period at the hotel attributed to a bankruptcy filed by one of the hotel's travel agents and for tenants at the retail portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased $1.7 million, or 13%, to $15.2 million for the nine months ended September 30, 2017, compared to $13.5 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $10.2 million, or 19%, to $63.4 million for the nine months ended September 30, 2017, compared to $53.2 million for the nine months ended September 30, 2016. This increase was primarily due to depreciation and amortization attributable to the acquisitions of Pacific Ridge Apartments on April 28, 2017, which had depreciation and amortization expense of approximately $8.8 million during the period, and Gateway Marketplace on July 6, 2017, which had depreciation and amortization expense of approximately $0.2 million during the period. The increase is also due to the depreciation and amortization attributable to the completion of the Hassalo on Eighth retail buildings completed in 2016.
Interest Expense. Interest expense increased $0.7 million, or 2%, to $39.9 million for the nine months ended September 30, 2017 compared to $39.1 million for the nine months ended September 30, 2016. This increase was primarily due to the closing of our offerings of Series D Notes on March 1, 2017, Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017, offset by the payoff of property mortgages for Southbay Marketplace fourth quarter of 2016, Waikiki Beach Walk - Retail during the first quarter of 2017 and Solana Beach Corporate Center III-IV during the second quarter of 2017.
Other Income (Expense), Net. Other income, net increased $0.9 million, or 189%, to $0.4 million for the nine months ended September 30, 2017, compared to other expense, net of $0.5 million for the nine months ended September 30, 2016, primarily due to an increase in interest and investment income attributed to higher cash balances during the period. The decrease is also attributed to income tax benefit during the period attributed to losses associated with our TRS lease.

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

As of September 30, 2017, the company owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2017, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of the company's common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of September 30, 2017, we had the capacity to issue up to an additional $176.2 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of our net taxable income. As of September 30, 2017, we held $94.2 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2017 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Torrey Point. Construction for Torrey Point was completed during the third quarter of 2017, resulting in approximately 88,000 additional square feet of office space. We expect to invest approximately $56 million related to Torrey Point, of which approximately $38 million has been incurred as of September 30, 2017, noting the remaining amount will be incurred as the property is leased to tenants. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016
Cash and cash equivalents were $94.2 million and $62.0 million at September 30, 2017 and 2016, respectively.
Net cash provided by operating activities increased $23.0 million to $125.8 million for the nine months ended September 30, 2017 compared to $102.7 million for the nine months ended September 30, 2016. The increase in cash from operations was due to the acquisition of the Pacific Ridge Apartments, which were acquired on April 28, 2017 and the settlements of the March 2016 Swap and April 2016 Swap, which will be amortized over the Series D Notes, and April 2017 Treasury Lock, which will be amortized over the Series E Notes.
Net cash used in investing activities increased $271.1 million to $318.3 million for the nine months ended September 30, 2017 compared to $47.2 million for the nine months ended September 30, 2016. The increase was primarily due to the acquisitions of Pacific Ridge Apartments on April 28, 2017 and Gateway Marketplace on July 6, 2017, offset by the completion of development activity at the Hassalo on Eighth retail buildings during 2016.
Net cash provided by financing activities increased $275.5 million to cash provided of $242.0 million for the nine months ended September 30, 2017 compared to cash used of $33.5 million for the nine months ended September 30, 2016. The increase in cash provided by financing activities was primarily due to the closing of Series D Notes issued on March 1, 2017 and Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017. The increase is offset by repayment of the mortgage at Waikiki Beach Walk Retail and Solana Beach Corporate Centre III-IV in 2017.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2017 and 2016 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net operating income	$52,627	$47,989	$148,385	$139,446
General and administrative	(4,958)	(4,513)	(15,171)	(13,456)
Depreciation and amortization	(21,192)	(17,992)	(63,360)	(53,159)
Interest expense	(13,873)	(13,049)	(39,856)	(39,148)
Other income, net	(99)	(577)	403	(454)
Net income	$12,505	$11,858	$30,401	$33,229
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
The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2017 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Funds from Operations (FFO)
Net income	$12,505	$30,401
Plus: Real estate depreciation and amortization	21,192	63,360
Funds from operations	33,697	93,761
Less: Nonforfeitable dividends on incentive restricted stock awards	(59)	(177)
FFO attributable to common stock and units	$33,638	$93,584
FFO per diluted share/unit	$0.52	$1.46
Weighted average number of common shares and units, diluted (1)	64,094,454	64,083,186

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2017, we had $1,080.2 million of fixed rate debt outstanding with an estimated fair value of $1,095.7 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of September 30, 2017 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at September 30, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $26.7 million. If interest rates at September 30, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $46.4 million.
Variable Interest Rate Debt
At September 30, 2017, we had $250.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 5 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2017, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2017, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.8 (1)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets L.P.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

(1)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	November 3, 2017	Date:	November 3, 2017