Form 10-K
period 2017-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2018-02-16
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2017 was $1,607.6 million.
The number of American Assets Trust, Inc.’s common shares outstanding on February 16, 2018 was 47,204,588.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2017, American Assets Trust, Inc. owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2017

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2017, our portfolio is comprised of twelve retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2017, we owned land at four of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of December 31, 2017. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Employees
At December 31, 2017, we had 194 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
We also face competition when pursuing acquisition and disposition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise be in a better position to acquire a property. Competition may also have the effect of reducing the number of suitable acquisition opportunities available to us, increasing the price required to consummate an acquisition opportunity and generally reducing the demand for retail, office, mixed-use and multifamily space in our markets. Likewise, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2017, 2016 and 2015 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2017, 2016 or 2015. salesforce.com at The Landmark at One Market accounted for approximately 15.5%, 15.0% and 15.7% of total office segment revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
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
At December 31, 2017, we had total debt outstanding of $1,329.9 million, excluding debt issuance costs, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2017, we also had an amended and restated credit facility with a capacity of $350 million, consisting of a revolving line of credit of $250 million and an unsecured term loan of $100 million. On January 9, 2018, we entered into a second amended and restated credit facility with a capacity of $450 million, consisting of a revolving line of credit of $350 million and an unsecured term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
As of December 31, 2017, the three largest tenants in our office portfolio - salesforce.com, Inc., Autodesk, Inc. and Veterans Benefits Administration - represented approximately 27.4% of the total annualized base rent in our office portfolio. salesforce.com, Inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
For example, Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation, which leases retail space for a Kmart store at one of our properties with an aggregate of 119,590 leased square feet for an aggregate annualized base rent of $4.9 million as of December 31, 2017 ceased operations in its leased premises at Waikele Center. Although Kmart remains fully liable for all of its lease obligations until the lease's scheduled expiration on June 30, 2018, it is unlikely that it will renew its lease with us and it may ultimately file for bankruptcy protection. In the event that Kmart does not renew its lease with us, there can be no assurances that we will be able to re-lease such premises at market rents, or at all, which may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations. As of December 31, 2017, Kmart remains current on its rental obligations under the terms of its lease, however, the loss of Kmart as a tenant at our property could (1) decrease customer traffic for our other tenants at the property, thereby decreasing sales for such tenants and (2) make it more difficult for us to secure tenant lease renewals or new tenants for the property.
As of December 31, 2017, our largest anchor tenants were Kmart, Lowe's and Nordstrom Rack, which together represented approximately 14.8% of our total annualized base rent of our retail portfolio in the aggregate, and 6.2%, 5.8% and 2.8%, respectively, of the annualized base rent generated by our retail properties.
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
As of December 31, 2017, leases representing 11.8% of the square footage and 15.3% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2018, and an additional 6.9% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
Our second amended and restated credit facility, note purchase agreements and amended term loan agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
Our second amended and restated credit facility, note purchase agreements and amended term loan agreement contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments (including certain capital expenditures);

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and/or maximum leverage ratios.
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
Our second amended and restated credit facility, the notes issued under our note purchase agreements and our amended term loan agreement represent unsecured indebtedness. The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
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

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense; and

•
one or more lenders under our second amended and restated credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $7.5 million based on operating performance through December 31, 2017. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
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
Our Board has implemented an emergency succession plan in case of the sudden or unanticipated resignation, termination, death or temporary or permanent disability of Mr. Rady, or otherwise in case Mr. Rady is unable to perform his duties as Chairman, President and Chief Executive Officer.   This plan is reviewed at least annually by our Board with input from our Nominating and Governance Committee and currently includes Dr. Robert Sullivan (Board member), Mr. Larry Finger (Board member), Mr. Barton and Adam Wyll, our SVP and General Counsel, as potential interim candidates for the roles of Chairman, President and/or Chief Executive Officer and/or as emergency interim executive committee members.
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
We rely on our senior management team, including Mr. Rady, for the day-to-day operations of our business. Our employment agreement with Mr. Rady requires him to devote a substantial portion of his business time and attention to our business. Mr. Rady continues to serve as chairman of the board of directors and president of American Assets, Inc. and chairman of the board of directors of Insurance Company of the West. As such, Mr. Rady has certain ongoing duties to American Assets, Inc., Insurance Company of the West and other business ventures that could require a portion of his time and attention. Although we expect that Mr. Rady will continue to devote a majority of his business time and attention to us, we cannot accurately predict the amount of time and attention that will be required of Mr. Rady to perform such ongoing duties. To the extent that Mr. Rady is required to dedicate time and attention to American Assets, Inc. and/or Insurance Company of the West, his ability to devote a majority of his business time and attention to our business and affairs may be limited and could adversely affect our operations.
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
We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Consequently, with respect to any such arrangement we may enter into in the future, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.
Increased competition and increased affordability of residential homes could limit our ability to retain our residents, lease apartment homes or increase or maintain rents at our multifamily apartment communities.
Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental homes, as well as owner occupied single and multifamily homes. Competitive housing in a particular area and an increase in the affordability of owner occupied single and multifamily homes due to, among other things, housing prices, oversupply, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents.

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
Our information technology, or IT, networks and related systems, are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants.
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
The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the recent economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
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
As of December 31, 2017, Mr. Rady and his affiliates owned approximately 12.2% of our outstanding common stock and 23.1% of our outstanding common units, which together represent an approximate 35.2% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2017, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 28.2% of our outstanding common units and approximately 17.7% of our outstanding common stock, which together represent an approximate 39.7% beneficial interest in our company on a fully diluted basis.
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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•
we would not be allowed a deduction for distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders in computing our taxable income and would be subject to the regular U.S. federal corporate income tax rate;

•	we also could be subject to increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
We believe that our Operating Partnership is treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our Operating Partnership's income. We cannot be assured, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
Not more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s total assets may be represented by the securities of one or more taxable REIT subsidiaries. A REIT's ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of a REIT's total assets may be represented by securities (including securities of one or more taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our taxable REIT subsidiaries and other nonqualifying assets will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our taxable REIT subsidiaries to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.
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
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock. Non-corporate stockholders, including individuals, generally may deduct 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.
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
The Tax Cuts and Jobs Act, enacted on December 22, 2017, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the legislation that could affect us and our stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35% and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (prior to the application of the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system); and

•	eliminating the corporate alternative minimum tax.
Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses U.S. federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Portfolio
As of December 31, 2017, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.0 million rentable square feet of retail and office space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2017, we owned land at four of our properties that we classified as held for development and construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	95.0%	$3,653,064	$49.24
Carmel Mountain Plaza (1)	San Diego, CA	1994/2014	15	528,416	98.6	12,872,753	24.71
South Bay Marketplace(1)	San Diego, CA	1997	9	132,877	100.0	2,383,460	17.94
Gateway Marketplace	San Diego, CA	1997/2016	3	127,861	98.7	2,438,765	19.32
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	209,569	98.0	5,752,380	28.01
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	97.6	6,074,595	25.23
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	673,572	98.6	11,440,324	17.23
Geary Marketplace	Walnut Creek, CA	2012	3	35,156	100.0	1,214,751	34.55
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,949,473	167.04
Waikele Center	Waipahu, HI	1993/2008	9	537,637	90.7	16,487,331	33.81
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	588,970	98.6	14,171,373	24.40
Hassalo on Eighth - Retail (2)	Portland, OR	2015	3	44,153	76.6	943,203	27.89
Subtotal / Weighted Average Retail Portfolio			107	3,214,710	96.8%	$79,381,472	$25.51

OFFICE PROPERTIES
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016	14	516,677	81.1%	$18,701,490	$44.63
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,633	92.1	7,476,507	38.18
The Landmark at One Market (3)	San Francisco, CA	1917/2000	1	419,371	100.0	25,033,067	59.69
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	100.0	3,360,659	34.43
First & Main	Portland, OR	2010	1	360,641	98.7	11,072,551	31.11
Lloyd District Portfolio	Portland, OR	1940-2015	6	581,741	76.1	11,403,734	25.76
City Center Bellevue	Bellevue, WA	1987	1	495,800	89.5	16,660,403	37.55
Subtotal / Weighted Average Office Portfolio			28	2,684,477	88.4%	$93,708,411	$39.49
Total / Weighted Average Retail and Office Portfolio			135	5,899,187	93.0%	$173,089,883	$31.55
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (4)	Honolulu, HI	2006	3	96,707	96.9%	$10,513,637	$112.19

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014	2	369	92.5%	$317.26	$293.61

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	94.7%	$12,343,980	$1,982
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	88.8	3,479,904	2,041
Mariner’s Point	Imperial Beach, CA	1986	8	88	97.7	1,617,300	1,568
Santa Fe Park RV Resort (5)	San Diego, CA	1971/2007-2008	1	126	74.6	1,002,180	888
Pacific Ridge Apartments	San Diego, CA	2013	3	533	90.6	15,566,364	2,686
Hassalo on Eighth - Multifamily (2)	Portland, OR	2015	3	657	93.5	11,717,700	1,590
Total / Weighted Average Multifamily			121	2,112	91.8%	$45,727,428	$1,965

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	6	125,477	$1,193,816
South Bay Marketplace	1	2,824	$102,276
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	4	31,994	$497,776

(2)	The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.

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

•
Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2017, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2017. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2017, divided by total units available, expressed as a percentage.

•
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2017, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2017. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2017 for our retail and office portfolio equaled approximately $2.9 million for the year ended December 31, 2017. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2017. Total abatements for leases in effect as of December 31, 2017 for our multifamily portfolio equaled approximately $0.8 million for the year ended December 31, 2017.

•	Units represent the total number of units available for sale/rent at December 31, 2017.

•
Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2017, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2017, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2017 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2017.

Tenant Diversification
At December 31, 2017, our operating portfolio had approximately 745 leases with office and retail tenants, of which 12 expired on December 31, 2017 and 15 had not yet commenced. Our residential properties had approximately 1,844 leases with residential tenants at December 31, 2017, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 68 leases with retailers. No one tenant or affiliated group of tenants accounted for more than 7.9% of our annualized base rent as of December 31, 2017 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2017.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One Market	6/30/2019 4/30/2020 5/31/2021	254,118	4.2%	$14,494,512	7.9%
Autodesk, Inc.	The Landmark at One Market	12/31/2018 12/31/2022	114,664	1.9	8,196,441	4.5
Kmart (2)	Waikele Center	6/30/2018	119,590	2.0	4,903,190	2.7
Lowe's	Waikele Center	5/31/2028	155,000	2.6	4,586,349	2.5
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.6	3,006,453	1.6
Clearesult Operating, LLC (as successor to Portland Energy Conservation)	First & Main	4/30/2025	101,848	1.7	2,656,401	1.4
State of Oregon: Department of Environmental Quality	Lloyd District Portfolio	10/31/2031	87,787	1.5	2,531,777	1.4
Alliant International University	One Beach Street	10/31/2019	64,161	1.1	2,436,472	1.3
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.2	2,189,648	1.2
Treasury Call Center (3)	First & Main	8/31/2020	63,648	1.1	2,184,302	1.2
HDR Engineering	City Center Bellevue	12/31/2017	56,024	0.9	2,156,924	1.2
Quiksilver	Waikiki Beach Walk	12/31/2021	8,365	0.1	2,065,218	1.1
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2019 3/31/2025 9/30/2032	71,431	1.2	1,919,436	1.0
Familycare, Inc.	Lloyd District Portfolio	9/30/2024	61,140	1.0	1,798,639	1.0
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.6	1,754,961	1.0
VMware, Inc.(4)	City Center Bellevue	11/30/2022	36,062	0.6	1,581,182	0.9
Troutman Sanders, LLP	Torrey Reserve Campus First & Main	11/30/2019 4/30/2025	33,812	0.6	1,556,949	0.8
Eisneramper LLP	The Landmark at One Market	12/31/2018	19,126	0.3	1,530,080	0.8
Vistage Worldwide, Inc.	Torrey Reserve Campus	6/30/2018	36,769	0.6	1,476,905	0.8
Old Navy	Waikele Center, South Bay Marketplace, Alamo Quarry Market	7/31/2020 4/30/2021 9/30/2022	59,780	1.0	*	*
Marshalls	Carmel Mountain Plaza, Solana Beach Towne Centre	1/31/2019 1/31/2025	68,055	1.1	1,335,447	0.7
Caradigm USA, LLC	City Center Bellevue	12/31/2021	32,304	0.5	1,292,160	0.7
Vons	Lomas Santa Fe Plaza	12/31/2022	49,895	0.8	1,216,700	0.7
Cisco Systems, Inc.	City Center Bellevue	2/28/2023	29,415	0.5	1,198,661	0.7
Drug Enforcement Administration(5)	First & Main	8/31/2025	31,376	0.5	1,170,062	0.6
TOTAL			1,751,720	29.2%	$69,238,869	37.7%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2017 for the applicable lease(s) by (ii) 12.

(2)
In December 2016, the Kmart store at Waikele Center ceased its operations, but continues to remain fully liable for all of its lease obligations until the lease's scheduled expiration on June 30, 2018.

(3)	The tenant may terminate its lease at any time with 90 days notice.

(4)	The tenant may terminate its lease at any time with 6 months notice.
(5) The earliest option termination date under this lease is August 31, 2020.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2017. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	8	2,052,861	34.2%
Northern California	4	1,225,713	20.4
Oregon	3	986,535	16.5
Washington	1	495,800	8.3
Texas	1	588,970	9.8
Hawaii (2)	3	646,015	10.8
Total	20	5,995,894	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.

(2)	Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2017 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	12	$75,444	38.0%
Office	7	72,574	36.6
Mixed-Use	1	25,635	12.9
Multifamily	6	24,653	12.5
Total	26	$198,306	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2017, plus available space, for each of the ten calendar years beginning January 1, 2018 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 12 leases that terminated on December 31, 2017. In 2018, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	414,759	6.9%	$—	—%	$—
Month to Month	42,297	0.7	1,231,636	0.7	29.12
2018	710,387	11.8	28,086,547	15.3	39.54
2019	707,884	11.8	26,298,192	14.3	37.15
2020	688,091	11.5	24,627,935	13.4	35.79
2021	485,748	8.1	23,667,679	12.9	48.72
2022	700,894	11.7	24,399,244	13.3	34.81
2023	438,275	7.3	12,038,351	6.6	27.47
2024	418,629	7.0	12,945,775	7.1	30.92
2025	394,837	6.6	10,727,433	5.8	27.17
2026	126,165	2.1	3,282,915	1.8	26.02
2027	131,843	2.2	4,096,231	2.2	31.07
Thereafter	658,631	11.0	12,201,584	6.6	18.53
Signed Leases Not Commenced	77,454	1.3	—	—	—
Total:	5,995,894	100.0%	$183,603,522	100.0%	$30.62

(1)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2017 for the leases expiring during the applicable period, by 12.

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
American Assets Trust, Inc.
Shares of American Assets Trust, Inc.'s common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for the company's common stock. On February 9, 2018, the reported close sale price per share was $32.86. The following table sets forth, for the periods indicated, the high and low close prices in dollars on the NYSE for the company's common stock and the dividends we declared per share.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter 2016	$34.61	$39.92	$0.2500
Second Quarter 2016	$37.64	$42.44	$0.2500
Third Quarter 2016	$42.06	$45.95	$0.2500
Fourth Quarter 2016	$38.20	$43.14	$0.2600
First Quarter 2017	$40.80	$44.57	$0.2600
Second Quarter 2017	$38.38	$44.53	$0.2600
Third Quarter 2017	$38.25	$40.95	$0.2600
Fourth Quarter 2017	$37.66	$41.37	$0.2700
On February 9, 2018, we had 108 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. The following table sets forth the distributions we declared with respect to American Assets Trust, L.P.'s operating partnership units for the periods indicated:

Period	Distribution per Unit
First Quarter 2016	$0.2500
Second Quarter 2016	$0.2500
Third Quarter 2016	$0.2500
Fourth Quarter 2016	$0.2600
First Quarter 2017	$0.2600
Second Quarter 2017	$0.2600
Third Quarter 2017	$0.2600
Fourth Quarter 2017	$0.2700
As of February 9, 2018, we had 24 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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

Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2017.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2017.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index from December 31, 2012 through December 31, 2017.  The stock price performance graph assumes that an investor invested $100 in each of AAT and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of AAT’s shares of common stock.

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

	American Assets Trust, Inc.
	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue:
Rental income	$298,803	$279,498	$261,887	$246,078	$242,757
Other property income	16,180	15,590	13,736	13,922	12,300
Total revenues	314,983	295,088	275,623	260,000	255,057
Expenses:
Rental expenses	84,006	79,553	73,187	68,267	68,608
Real estate taxes	32,671	28,378	24,819	22,964	21,378
General and administrative	21,382	17,897	20,074	18,532	17,195
Depreciation and amortization	83,278	71,319	63,392	66,568	66,775
Total operating expenses	221,337	197,147	181,472	176,331	173,956
Operating income	93,646	97,941	94,151	83,669	81,101
Interest expense	(53,848)	(51,936)	(47,260)	(52,965)	(58,020)
Gain on sale of real estate	—	—	7,121	—	—
Other income (expense), net	334	(368)	(97)	441	(487)
Net income	40,132	45,637	53,915	31,145	22,594
Net income attributable to restricted shares	(241)	(189)	(168)	(374)	(536)
Net income attributable to unitholders in the Operating Partnership	(10,814)	(12,863)	(15,238)	(9,015)	(6,838)
Net income attributable to American Assets Trust, Inc. stockholders	$29,077	$32,585	$38,509	$21,756	$15,220
Income from operations attributable to common stockholders per share
Basic earnings (loss) per share	$0.62	$0.72	$0.87	$0.52	$0.38
Diluted earnings (loss) per share	$0.62	$0.72	$0.86	$0.51	$0.38
Net income attributable to common stockholders per share
Basic earnings per share	$0.62	$0.72	$0.87	$0.52	$0.38
Diluted earnings per share	$0.62	$0.72	$0.86	$0.51	$0.38
Weighted average shares of common stock outstanding - basic	46,715,520	45,332,471	44,439,112	42,041,126	39,539,457
Weighted average shares of common stock outstanding - diluted	64,087,250	63,228,159	62,339,163	59,947,474	57,515,810
Dividends declared per share	$1.0500	$1.0100	$0.9475	$0.8925	$0.8500

	American Assets Trust, Inc.
	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Net real estate	$2,076,707	$1,831,546	$1,834,862	$1,775,400	$1,676,836
Total assets	2,259,864	1,986,933	1,974,289	1,936,401	1,832,443
Notes payable	1,325,020	1,061,530	1,055,613	1,057,450	1,045,174
Total liabilities	1,415,720	1,148,382	1,145,362	1,169,825	1,145,865
Stockholders' equity and owner's equity	833,710	809,556	799,562	735,303	648,511
Noncontrolling interests	10,434	28,995	29,365	31,273	38,067
Total equity	844,144	838,551	828,927	766,576	686,578
Total liabilities and equity	2,259,864	1,986,933	1,974,289	1,936,401	1,832,443

Other Data:
Funds from operations (FFO) (1)	$123,410	$116,956	$110,186	$97,713	$89,369
FFO attributable to common stock and units	123,174	116,773	110,027	97,576	89,012

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

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income	$40,132	$45,637	$53,915	$31,145	$22,594
Plus: Real estate depreciation and amortization	83,278	71,319	63,392	66,568	66,775
Less: Gain on sale of real estate	—	—	(7,121)	—	—
Funds from operations, as defined by NAREIT	123,410	116,956	110,186	97,713	89,369
Less: Nonforfeitable dividends on restricted stock awards	(236)	(183)	(159)	(137)	(357)
FFO attributable to common stock and units	$123,174	$116,773	$110,027	$97,576	$89,012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2017, our portfolio was comprised of twelve retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2017, we owned land at four of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of December 31, 2017. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

We intend to opportunistically pursue projects in our development pipeline including future phases of Lloyd District Portfolio, Solana Beach - Highway 101, as well as other redevelopments at Solana Beach Corporate Centre and Lomas Santa Fe Plaza. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition. We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition.

Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our second amended and restated credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

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

In our determination of same-store and redevelopment same-store properties, Torrey Reserve Campus has been identified as a redevelopment same-store property due to the significant construction activity noted above. Office same-store net operating income increased approximately 2.2% for the year ended December 31, 2017, respectively, compared to the same periods in 2016. Office redevelopment same-store net operating income increased approximately 1.6% for the year ended December 31, 2017, respectively, compared to the same periods in 2016.

Below is a summary of our same-store composition for the years ended December 31, 2017, 2016 and 2015. For the year ended December 31, 2017, when compared to the designations for the year ended December 31, 2016, Lloyd District Portfolio was transferred into same-store properties due to the completion of development activity at Hassalo on Eighth - Retail during the fourth quarter of 2016. Additionally, Pacific Ridge Apartments and Gateway Marketplace were classified as non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively, when compared to the designations for the year ended December 31, 2017.

For the year ended December 31, 2016, when compared to the designations for the year ended December 31, 2015, Hassalo on Eighth - Retail was included in non-same-store properties and one development property, Torrey Reserve Land, was removed from development properties, due to the completion of all Torrey Reserve Campus development during the second quarter of 2016.

	December 31,
	2017	2016	2015
Same-Store	21	20	20
Non-Same Store	5	4	3
Total Properties	26	24	23

Redevelopment Same-Store	22	22	22

Total Development Properties	4	4	5

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.2 million rentable square feet available for lease as of December 31, 2017. As of December 31, 2017, these properties were 96.8% leased. For the year ended December 31, 2017, the retail segment contributed 33.0%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.
During the year ended December 31, 2017, we signed 72 retail leases for 332,641 square feet with an average rent of $36.34 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 62 represent comparable leases where there was a prior tenant, with a decrease of 3.0% in cash basis rent and an increase of 13.1% in straight-line rent compared to the prior leases.
Office Leases. Our office portfolio included seven properties with a total of approximately 2.7 million rentable square feet available for lease as of December 31, 2017. As of December 31, 2017, these properties were 88.4% leased. For the year ended December 31, 2017, the office segment contributed 33.6% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2017, we signed 58 office leases for 367,802 square feet with an average rent of $48.81 per square foot during the initial year of the lease term. Of the leases, 41 represent comparable leases where there was a prior tenant, with an increase of 16.4% in cash basis rent and an increase of 23.7% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,112 units (including 122 RV spaces) available for lease as of December 31, 2017. As of December 31, 2017, these properties were 91.8% leased. For the year ended December 31, 2017, the multifamily segment contributed 13.8% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2017 was $1,965, compared to $1,713 at December 31, 2016.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2017, the retail portion of the property was 96.9% leased, and for the year ended December 31, 2017, the hotel had an average occupancy of 92.5%. For the year ended December 31, 2017, the mixed-use segment contributed 19.6%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.

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

During the twelve months ended December 31, 2017, we signed 72 retail leases for a total of 332,641 square feet of retail space including 309,082 square feet of comparable space leases (leases for which there was a prior tenant), an decrease of 3.0% on a cash basis and an increase of 13.1% on a straight-line basis. New retail leases for comparable spaces were signed for 31,763 square feet at an average rental rate decrease of 9.3% on a cash basis and an average rental rate increase of 0.6% on a straight-line basis. Renewals for comparable retail spaces were signed for 277,319 square feet at an average rental rate decrease of 2.0% on a cash basis and an increase of 15.3% on a straight-line basis. Tenant improvements and incentives were $38.18 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2017. There were $6.98 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2017.

During the twelve months ended December 31, 2017, we signed 58 office leases for a total of 367,802 square feet of office space including 269,873 square feet of comparable space leases, at an average rental rate increase of 16.4% on a cash basis and an average rental increase of 23.7% on a straight-line basis. New office leases for comparable spaces were signed for 101,686 square feet at an average rental rate increase of 11.3% on a cash basis and an average rental rate increase of 15.7% on a straight-line basis. Renewals for comparable office spaces were signed for 168,187 square feet at an average rental rate increase of 19.0% on a cash basis and increase of 27.8% on a straight-line basis. Tenant improvements and incentives were $35.77 per square foot of office space for comparable new leases for the twelve months ended December 31, 2017. There were $9.63 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2017.

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

The leases signed in 2017 generally become effective over the following year, though some may not become effective until 2019. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2018, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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
Transaction costs related to the acquisition of a business, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and included in “general and administrative expenses” in our consolidated statements of comprehensive income. For asset acquisitions not meeting the definition of a business, transaction costs are capitalized as part of the acquisition cost.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $9.4 million and $31.0 million for the years ended December 31, 2017 and 2016, respectively.

We capitalized external and internal costs related to other property improvements combined of $35.3 million and $28.2 million for the years ended December 31, 2017 and 2016, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $1.6 million for both the years ended December 31, 2017 and 2016.

Segment capital expenditures for the years ended December 31, 2017 and 2016 are as follows (dollars in thousands):

	Year Ended December 31, 2017

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development		Total Capital Expenditures

Retail Portfolio	$8,416	$2,050	$10,466	$—	$(54)		$10,412
Office Portfolio	12,856	8,744	21,600	—	13,423		35,023
Multifamily Portfolio	—	6,318	6,318	—	—		6,318
Mixed-Use Portfolio	328	342	670	—	—		670
Total	$21,600	$17,454	$39,054	$—	$13,369		$52,423

	Year Ended December 31, 2016

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development		Total Capital Expenditures

Retail Portfolio	$2,589	$2,733	$5,322	$—	$8,049	(1)	$13,371
Office Portfolio	14,911	12,202	27,113	243	19,120		46,476
Multifamily Portfolio	—	1,727	1,727	—	736	(1)	2,463
Mixed-Use Portfolio	118	777	895	—	—		895
Total	$17,618	$17,439	$35,057	$243	$27,905		$63,205

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

The decrease in maintenance capital expenditures in our office portfolio was primarily related to the completion of City Center Bellevue building renovations during 2016. This is offset with the increase in maintenance capital expenditures for the completion of Torrey Reserve Campus building renovations during 2017. The increase in maintenance capital expenditures in our multifamily portfolio was primarily related to the 21 units repositioning at Loma Palisades.
The decrease in new development expenditures for the year ended December 31, 2017 was primarily related to the completion of Hassalo on Eighth - Retail during 2016. New development expenditures for the office portfolio incurred during the year ended December 31, 2017 and 2016 reflect costs incurred for the development of Torrey Point.
Our capital expenditures during 2018 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in 2018 will be less than those incurred in 2017 as our development of Torrey Point was completed in 2017. We anticipate an increase in tenant improvements and leasing commissions noting lease expirations of approximately 11.8% in our total portfolio, assuming tenants do not exercise their options to extend their leases.
Derivative Instruments
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
As of December 31, 2017 and 2016, none of our properties were impaired.
Income Taxes
We elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2011. To maintain our qualification as a REIT, we are required to distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, our taxable income generally would be subject to regular U.S. federal corporate income tax. Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
 We, together with one of our subsidiaries, have elected to treat such subsidiary as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary is subject to federal and state income taxes.
Property Acquisitions and Dispositions
2017 Acquisitions and Dispositions
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533-unit, multifamily community, built in 2013 and located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs and prorations.

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
During 2017, there were no dispositions.

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
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
The following summarizes our consolidated results of operations for the year ended December 31, 2017 compared to our consolidated results of operations for the year ended December 31, 2016. As of December 31, 2017, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.0 million rentable square feet of retail and office space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2017, we owned land at four of our properties that we classified as held for development and construction in progress. As of December 31, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2016, we owned land at four of our properties that we classified as held for development and construction in progress.
The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change	%
Revenues
Rental income	$298,803	$279,498	$19,305	7%
Other property income	16,180	15,590	590	4
Total property revenues	314,983	295,088	19,895	7
Expenses
Rental expenses	84,006	79,553	4,453	6
Real estate taxes	32,671	28,378	4,293	15
Total property expenses	116,677	107,931	8,746	8
Net operating income	198,306	187,157	11,149	6
General and administrative	(21,382)	(17,897)	(3,485)	19
Depreciation and amortization	(83,278)	(71,319)	(11,959)	17
Interest expense	(53,848)	(51,936)	(1,912)	4
Other income (expense), net	334	(368)	702	(191)
Net income	40,132	45,637	(5,505)	(12)
Net income attributable to restricted shares	(241)	(189)	(52)	28
Net income attributable to unitholders in the Operating Partnership	(10,814)	(12,863)	2,049	(16)
Net income attributable to American Assets Trust, Inc. stockholders	$29,077	$32,585	$(3,508)	(11)%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $19.9 million, or 7%, to $315.0 million for the year ended December 31, 2017, compared to $295.1 million for the year ended December 31, 2016. The percentage leased was as follows for each segment as of December 31, 2017 and 2016:

	Percentage Leased (1) Year Ended December 31,
	2017	2016
Retail	96.8%	96.6%
Office	88.4%	90.1%
Multifamily	91.8%	90.3%
Mixed-Use (2)	96.9%	98.7%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2017 or December 31, 2016, as applicable.

(2)	Includes the retail portion of the mixed-use property only.
The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $19.3 million, or 7%, to $298.8 million for the year ended December 31, 2017, compared to $279.5 million for the year ended December 31, 2016. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	%	2017	2016	Change	%
Retail	$102,510	$99,655	$2,855	3%	$99,506	$99,190	$316	—%
Office	100,429	97,396	3,033	3	82,823	80,490	2,333	3
Multifamily	40,360	26,998	13,362	49	18,682	18,100	582	3
Mixed-Use	55,504	55,449	55	—	55,504	55,449	55	—
	$298,803	$279,498	$19,305	7%	$256,515	$253,229	$3,286	1%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Torrey Reserve Campus due to significant redevelopment activity during the period; (ii) Hassalo on Eighth - Multifamily, which became available for occupancy in July and October of 2015; (iii) Hassalo on Eighth - Retail, which was placed in operation in April and July of 2016; (iv) the Pacific Ridge Apartments, as it was acquired on April 28, 2017; (v) Gateway Marketplace, as it was acquired on July 6, 2017; and (vi) land held for development.

Retail rental revenue increased $2.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $1.7 million during the period. The increase in total retail rental revenue is also attributed to the completion of Hassalo on Eighth - Retail, which became available for occupancy during 2016, and had incremental rental revenue of approximately $0.9 million during the period. Same-store retail rental revenue increased $0.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to higher annualized base rents at Alamo Quarry Market and Del Monte Center. The increases in same-store retail rental revenue were offset by a decrease in vacancy and lower annualized base rents at Waikele Center during the period.
Office rental revenue increased $3.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to an increase in annualized base rent for the year ended December 31, 2017, primarily at Lloyd District Portfolio, The Landmark at One Market, First & Main and Torrey Reserve Campus.
Multifamily rental revenue increased $13.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental revenue of approximately $10.5 million for the period. The increase in multifamily rental revenue is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the year ended December 31, 2017, which had incremental rental revenue of approximately $2.3 million during the period. Same-store multifamily rental revenue increased $0.6 million during the period due to higher average base rent per unit of $1,816 during the year ended December 31, 2017 compared to $1,702 during the year ended December 31, 2016.

Other property income. Other property income increased $0.6 million, or 4%, to $16.2 million for the year ended December 31, 2017, compared to $15.6 million for the year ended December 31, 2016. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	%	2017	2016	Change	%
Retail	$1,458	$1,327	$131	10%	$1,270	$1,256	$14	1%
Office	5,265	5,858	(593)	(10)	5,299	5,643	(344)	(6)
Multifamily	3,173	2,190	983	45	1,390	1,254	136	11
Mixed-Use	6,284	6,215	69	1	6,284	6,215	69	1
	$16,180	$15,590	$590	4%	$14,243	$14,368	$(125)	(1)%
Retail other property income increased $0.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in parking garage income at Hassalo on Eighth - Retail during the period.

Office other property income decreased $0.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to lease termination fees from tenants at City Center Bellevue received in the prior year.
Multifamily other property income increased $1.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other property income of approximately $0.5 million for the period. The increase in multifamily rental revenue is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the year ended December 31, 2017, which had incremental other property income of approximately $0.3 million during the period.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $8.7 million, or 8%, to $116.7 million for the year ended December 31, 2017, compared to $107.9 million for the year ended December 31, 2016. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $4.5 million, or 6%, to $84.0 million for the year ended December 31, 2017, compared to $79.6 million for the year ended December 31, 2016. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	%	2017	2016	Change	%
Retail	$15,049	$15,564	$(515)	(3)%	$14,513	$15,395	$(882)	(6)%
Office	21,860	21,031	829	4	18,355	17,983	372	2
Multifamily	12,742	9,878	2,864	29	5,192	4,961	231	5
Mixed-Use	34,355	33,080	1,275	4	34,355	33,080	1,275	4
	$84,006	$79,553	$4,453	6%	$72,415	$71,419	$996	1%
Retail rental expenses decreased $0.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to bad debt expense for Waikele Center related to the Sports Authority bankruptcy and announcement of its Kmart store closure during 2016.
Office rental expenses increased $0.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in bad debt expense for tenants at the Lloyd District Portfolio.
Multifamily rental expenses increased $2.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other rental expense of approximately $2.9 million for the period. The increase in total multifamily rental expenses was offset by a decrease in salary and marketing expenses at Hassalo on Eighth during the period.
Mixed-use rental expenses increased $1.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in bad debt expense primarily at the hotel portion of our mixed-use property attributable to a bankruptcy filed by one of the hotel's travel agencies. The increase in rental expenses is also attributed to an increase in room expenses at the hotel portion of our mixed-use property attributable to the increase in occupancy during the period.
Real Estate Taxes. Real estate tax expense increased $4.3 million, or 15%, to $32.7 million for the year ended December 31, 2017, compared to $28.4 million for the year ended December 31, 2016. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	%	2017	2016	Change	%
Retail	$13,475	$12,370	$1,105	9%	$12,991	$12,226	$765	6%
Office	11,260	10,808	452	4	8,999	8,712	287	3
Multifamily	5,156	2,620	2,536	97	1,740	1,710	30	2
Mixed-Use	2,780	2,580	200	8	2,780	2,580	200	8
	$32,671	$28,378	$4,293	15%	$26,510	$25,228	$1,282	5%
Retail real estate taxes increased $1.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in the assessed values of Alamo Quarry Market and Waikele Center. The increase is also attributed to the acquisition of Gateway Marketplace on July 6, 2017, which had real estate taxes of approximately $0.3 million during the period.
Office real estate taxes increased $0.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in the assessed values of City Center Bellevue and Torrey Reserve Campus. The increase in real estate taxes is partially offset by nonrecurring real estate taxes for tenants with tax exemptions at First & Main.
Multifamily real estate taxes increased $2.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had real estate taxes of approximately $1.9 million during the year ended December 31, 2017. The increase is also attributed to receipt of assessed taxes at Hassalo on Eighth - Multifamily, which were estimated for by the company during the prior period and had incremental real estate tax expense of approximately $0.7 million during the period.
Mixed-use real estate taxes increased $0.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income.
Property operating income increased $11.1 million, or 6%, to $198.3 million for the year ended December 31, 2017, compared to $187.2 million for the year ended December 31, 2016. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	%	2017	2016	Change	%
Retail	$75,444	$73,048	$2,396	3%	$73,272	$72,825	$447	1%
Office	72,574	71,415	1,159	2	60,768	59,438	1,330	2
Multifamily	25,635	16,690	8,945	54	13,140	12,683	457	4
Mixed-Use	24,653	26,004	(1,351)	(5)	24,653	26,004	(1,351)	(5)
	$198,306	$187,157	$11,149	6%	$171,833	$170,950	$883	1%

Retail property operating income increased $2.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, an increase in the percentage leased at Hassalo on Eighth and higher annualized base rent for same-store properties during the period.
Office property operating income increased $1.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to higher annualized base rent during the period.
Multifamily property operating income increased $8.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, an increase in occupancy at Hassalo on Eighth during the period and higher average base rent for same-store properties during the period.
Mixed-use property operating income decreased $1.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily to an increase in bad debt expense during the period at the hotel portion of our mixed-use property attributable to a bankruptcy filed by one of the hotel's travel agents and a decrease in the percentage leased at the retail portion of our mixed-use property.
Other
General and administrative. General and administrative expenses increased $3.5 million, or 19%, to $21.4 million for the year ended December 31, 2017, compared to $17.9 million for the year ended December 31, 2016. This increase was primarily due to an increase in employee related costs associated with a one-time charge associated with vesting of previously granted restricted stock awards.
Depreciation and amortization. Depreciation and amortization expense increased $12.0 million, or 17%, to $83.3 million for the year ended December 31, 2017, compared to $71.3 million for the year ended December 31, 2016. This increase was primarily due to depreciation and amortization attributable to the acquisitions of the Pacific Ridge Apartments on April 28, 2017, which had depreciation and amortization expense of approximately $10.4 million during the period, and Gateway Marketplace on July 6, 2017, which had depreciation and amortization expense of approximately $0.5 million during the period. The increase was also due to the depreciation and amortization attributable to the completion of the Hassalo on Eighth retail buildings completed in 2016, which had incremental expense of approximately $0.7 million.
Interest expense. Interest expense increased $1.9 million, or 4%, to $53.8 million for the year ended December 31, 2017 compared with $51.9 million for the year ended December 31, 2016. This increase was primarily due to the closing of our offerings of Series D Notes on March 1, 2017, Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017, offset by the payoff of property mortgages for Southbay Marketplace in the fourth quarter of 2016, Waikiki Beach Walk - Retail during the first quarter of 2017 and Solana Beach Corporate Center III-IV during the second quarter of 2017.
Other Income (Expense), Net. Other income (expense), net decreased $0.7 million, or 191%, to other income, net of $0.3 million for the year ended December 31, 2017 compared to other expense, net of $0.4 million for the year ended December 31, 2016, primarily due to an increase in interest and investment income attributed to higher cash balances during the period.
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
The following summarizes the historical results of operations for the year ended December 31, 2016 compared to our consolidated results of operations for the year ended December 31, 2015. As of December 31, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2016, we owned land at four of our properties that we classified as held for development and construction in progress. As of December 31, 2015, our operating portfolio was comprised of 23 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2015, we owned land at five of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Change	%
	2016	2015
Revenues
Rental income	$279,498	$261,887	$17,611	7%
Other property income	15,590	13,736	1,854	13
Total property revenues	295,088	275,623	19,465	7
Expenses
Rental expenses	79,553	73,187	6,366	9
Real estate taxes	28,378	24,819	3,559	14
Total property expenses	107,931	98,006	9,925	10
Net operating income	187,157	177,617	9,540	5
General and administrative	(17,897)	(20,074)	2,177	(11)
Depreciation and amortization	(71,319)	(63,392)	(7,927)	13
Interest expense	(51,936)	(47,260)	(4,676)	10
Gain on sale of real estate	—	7,121	(7,121)	100
Other income (expense), net	(368)	(97)	(271)	279
Net income	45,637	53,915	(8,278)	(15)
Net income attributable to restricted shares	(189)	(168)	(21)	13
Net income attributable to unitholders in the Operating Partnership	(12,863)	(15,238)	2,375	(16)
Net income attributable to American Assets Trust, Inc. stockholders	$32,585	$38,509	$(5,924)	(15)%
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

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $17.6 million, or 7%, to $279.5 million for the year ended December 31, 2016 compared to $261.9 million for the year ended December 31, 2015. Rental revenue by segment was as follows (dollars in thousands):

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

Retail rental revenue increased $2.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in annualized base rent and additional cost reimbursements for the year ended December 31, 2015, minimally offset by the sale of Rancho Carmel Plaza on August 6, 2015. The increase in annualized base rent was attributed to higher base rents for tenants at Alamo Quarry Market and Carmel Mountain Plaza. The increase was also attributed to the completion of the retail component of Hassalo on Eighth in 2016, which had generated rental revenue of approximately $0.4 million for the year ended December 31, 2016.
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
Rental Expenses. Rental expenses increased $6.4 million, to $79.6 million for the year ended December 31, 2016, compared to $73.2 million for the year ended December 31, 2015. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2016	2015	Change	%	2016	2015	Change	%
Retail	$15,564	$14,243	$1,321	9%	$15,395	$14,026	$1,369	10%
Office	21,031	19,475	1,556	8	14,002	12,882	1,120	9
Multifamily	9,878	6,601	3,277	50	4,961	4,726	235	5
Mixed-Use	33,080	32,868	212	1	33,080	32,868	212	1
	$79,553	$73,187	$6,366	9%	$67,438	$64,502	$2,936	5%
Retail rental expenses increased $1.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase in bad debt expense for Waikele Center related to the Sports Authority bankruptcy and announcement of its Kmart store closure. The increase was also due to an increase in repair and maintenance expenses at Waikele Center, Alamo Quarry Market and Del Monte Center.
Office rental expenses increased $1.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in rent expense for the Annex lease at The Landmark at One Market, which was extended during the fourth quarter of 2015. The increase was also attributed to an increase in parking lot expenses at Lloyd District Portfolio due to the completion of the shared Hassalo on Eighth parking garage, which was placed into service during the fourth quarter of 2015.
Multifamily rental expenses increased $3.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the completion of the Hassalo on Eighth multifamily buildings, which became available for occupancy during the third and fourth quarters of 2015 and had incremental other rental expenses of approximately $3.0 million for the year ended December 31, 2016. Same-store multifamily rental expenses increased $0.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to additional rental expenses at Loma Palisades.
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
Office real estate taxes increased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in real estate taxes at First & Main and One Beach Street due to decreases in property tax exemptions for certain tenants. The increase was also attributed to completion of redevelopment activity at Torrey Reserve Campus, for which real estate taxes were capitalized in the prior year during the construction period.
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
Mixed-use real estate taxes increased $0.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which had increased from the prior year.
Property Operating Income
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
Retail property operating income decreased by less than $0.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in bad debt expense for Waikele Center related to the Sports Authority bankruptcy and announcement of its Kmart store closure.
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
Depreciation and amortization. Depreciation and amortization expense increased $7.9 million, or 13% to $71.3 million for the year ended December 31, 2016, compared to $63.4 million for the year ended December 31, 2015. This increase was primarily due to an increase in depreciation for Hassalo on Eighth multifamily buildings which were placed into service during the third and fourth quarters of 2015.
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
Other Income (Expense), Net. Other income (expense), net increased $0.3 million, or 279%, to other expense, net of $0.4 million for the year ended December 31, 2016, compared to other income, net of $0.1 million for the year ended December 31, 2015, primarily due to tax refunds received in 2015 relating to prior years' amended Hawaii state tax returns.
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

As of December 31, 2017, the company owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2017, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

In February 2018, the company filed a universal shelf registration statement on Form S-3ASR with the SEC, which became effective upon filing and which replaced the prior Form S-3ASR that was filed with the SEC in February 2015. The universal shelf registration statement may permit the company from time to time to offer and sell equity securities of the company.  However, there can be no assurance that the company will be able to complete any such offerings of securities.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

On May 6, 2013, the company entered into an at-the-market, or ATM, equity program with four sales agents under which the company could from time to time offer and sell shares of common stock having an aggregate offering price of up to $150.0 million (the “2013 ATM Program”). The sales of shares of the company's common stock made through the 2013 ATM Program were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. The company completed $150.0 million of issuances under the 2013 ATM Program on May 21, 2015.
On May 27, 2015, the company entered into a new ATM equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million (the "2015 ATM Program"). As of December 31, 2017, the company has issued 5,983,450 shares of common stock at a weighted average price per share of $37.40 for gross cash proceeds of $223.8 million under the 2013 ATM Program and 2015 ATM Program, in the aggregate.

The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2017, the company had the capacity to issue up to an additional $176.2 million in shares of common stock under the 2015ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2015 ATM Program.
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
Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to American Assets Trust, Inc.'s stockholders required to maintain its REIT status, distributions to our other unitholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and, if necessary, borrowings available under our second amended and restated credit facility.
Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements to pay scheduled debt maturities and to fund property acquisitions and capital improvements with net cash from operations, long-term secured and unsecured indebtedness and, if necessary, the issuance of equity and debt securities. We also may fund property acquisitions and capital improvements using our second amended and restated credit facility pending permanent financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt, noting that during the third quarter of 2015, the company obtained investment grade credit ratings from Moody’s Investors Service (Baa3), Standard & Poor’s Ratings Services (BBB-) and Fitch Ratings, Inc. (BBB), and the issuance of additional equity. However, we cannot be assured that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
Our overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of developments. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our second amended and restated credit facility.

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

Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2017 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,329,889	$75,224	$142,662	$51,003	$150,000	$111,000	$800,000
Interest payments	323,078	54,344	47,403	44,517	41,943	36,525	98,346
Operating lease (1)	38,326	3,274	3,347	3,422	3,460	2,613	22,210
Tenant-related commitments	11,195	10,595	366	—	104	130	—
Construction-related commitments	4,136	4,136	—	—	—	—	—
Total	$1,706,624	$147,573	$193,778	$98,942	$195,507	$150,268	$920,556

(1) Lease payments on The Landmark at One Market lease will be equal to fair rental value from July 2021 through the end of the options lease term. In the table, we have shown the option lease payments for this period based on the stated rate for the month of June 2021 of $217,744.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Total cash, cash equivalents, and restricted cash were $92.0 million and $54.8 million at December 31, 2017 and 2016, respectively.
Net cash provided by operating activities increased $25.2 million to $145.9 million for the year ended December 31, 2017, compared to $120.7 million for the year ended December 31, 2016. The increase in cash from operations was due to the acquisition of the Pacific Ridge Apartments, which were acquired on April 28, 2017 and cash settlements of derivatives associated with the Company's Series D Notes and Series E Notes, which will be amortized over the respective terms of the Series D Notes and Series E Notes.
Net cash used in investing activities increased $267.4 million to $330.6 million for the year ended December 31, 2017, compared to $63.2 million for the year ended December 31, 2016. The increase was primarily due to the acquisitions of the Pacific Ridge Apartments on April 28, 2017 and Gateway Marketplace on July 6, 2017, offset by the completion of development activity at the Hassalo on Eighth retail buildings during 2016.
Net cash provided by financing activities was $221.9 million for the year ended December 31, 2017, compared to net cash used in financing activities of $54.3 million for the year ended December 31, 2016. The increase in cash provided by financing activities was primarily due to the closing of the Series D Notes issued on March 1, 2017 and Series E Notes issued on May 23, 2017 and Series F Notes issued on July 19, 2017. The increase is offset by repayment of the mortgages at Waikiki Beach Walk - Retail and Solana Beach Corporate Centre III-IV in 2017.
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Total cash, cash equivalents, and restricted cash were $54.8 million and $51.5 million at December 31, 2016 and 2015, respectively.
Net cash provided by operating activities increased $10.2 million to $120.7 million for the year ended December 31, 2016, compared to $110.5 million for the year ended December 31, 2015. The increase was primarily the result of an increase in cash net operating income from office properties due to an increase in annualized base rents and the percentage leased.
Net cash used in investing activities decreased $63.2 million to $63.2 million for the year ended December 31, 2016, compared to $126.4 million for the year ended December 31, 2015. The decrease was primarily attributable to a decrease in capital expenditures for our development and redevelopment activities at Torrey Reserve Campus and Lloyd District Portfolio, which were completed in 2015.

Net cash used in financing activities was $54.3 million for the year ended December 31, 2016, compared to net cash used by financing activities of $2.9 million for the year ended December 31, 2015. The decrease of cash provided by financing activities was primarily due to fewer sales of shares of our common stock under our ATM program during the year ended December 31, 2016.
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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2017, 2016 and 2015 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net operating income	$198,306	$187,157	$177,617
General and administrative	(21,382)	(17,897)	(20,074)
Depreciation and amortization	(83,278)	(71,319)	(63,392)
Interest expense	(53,848)	(51,936)	(47,260)
Gain on sale of real estate	—	—	7,121
Other income (expense), net	334	(368)	(97)
Net income	$40,132	$45,637	$53,915
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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2017, 2016 and 2015 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2017	2016	2015
Net income	$40,132	$45,637	$53,915
Plus: Real estate depreciation and amortization	83,278	71,319	63,392
Less: Gain on sale of real estate	—	—	(7,121)
Funds from operations, as defined by NAREIT	$123,410	$116,956	$110,186
Less: Nonforfeitable dividends on incentive stock awards	(236)	(183)	(159)
FFO attributable to common stock and units	$123,174	$116,773	$110,027
FFO per diluted share/unit	$1.92	$1.85	$1.76
Weighted average number of common shares and units, diluted (1)	64,089,921	63,230,829	62,342,953

(1)
For the years ended December 31, 2017, 2016 and 2015 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2017, we had $1,079.9 million of fixed-rate debt outstanding with an estimated fair value of $1,088.9 million. If interest rates at December 31, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $25.6 million. If interest rates at December 31, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $45.9 million.
Variable Interest Rate Debt
At December 31, 2017, we had $250.0 million of variable rate debt outstanding. We have entered into term loans that have interest rates that contain both fixed and variable components. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2017.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) Financial Statements
Our consolidated financial statements and notes thereto, together with Report of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.
(2) Financial Statement Schedule
Our financial statement schedule are included in a separate section of this Annual Report on Form 10-K commencing on page F-1.
(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) See Exhibit Index
(c) Not Applicable

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3(2)	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
10.1(3)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(3)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan
10.4(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.5*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(1)
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by Loma Palisades, a California general partnership, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as beneficiary, dated as of June 30, 2008

10.7(1)	Multifamily Note by Loma Palisades, a California general partnership, to Wells Fargo Bank, National Association, dated as of June 30, 2008
10.8(3)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.9(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.10(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.11(3)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.12(4)
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

10.13(5)
First Amendment to Credit Agreement, dated March 7, 2011, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.14(5)
Second Amendment to Credit Agreement, dated January 10, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein

10.15(6)
Third Amendment to Credit Agreement, dated September 7, 2012, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named herein.

10.16(7)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.
10.17(7)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.
10.18(8)
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

10.19*	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of January 5, 2018.
10.20(9)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of March 25, 2014.

Exhibit No.	Description
10.21(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.22(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.23(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.24(10)	Common Stock Purchase Agreement dated as of September 12, 2014 by and between American Assets Trust, Inc. and Insurance Company of the West.
10.25(11)
First Amendment to Amended and Restated Credit Agreement, dated as of October 16, 2014, by and among the company, the Operating Partnership, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein.

10.26(12)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
10.27(13)	Common Stock Purchase Agreement dated as of March 9, 2015 by and between American Assets Trust, Inc. and Explorer Insurance Company.
10.28(14)	General Release by and among American Assets Trust, Inc., American Assets Trust, L.P. and John W. Chamberlain dated September 16, 2015.
10.29(15)
Joinder and First Amendment to Term Loan Agreement, dated as of May 2, 2016, among American Assets Trust, Inc., the American Assets Trust, L.P., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.

10.30(16)	Note Purchase Agreement, dated as of March 1, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series D)
10.31(17)
Purchase Agreement and Escrow Instructions between CP III Pacific Ridge RF, LLC, CP III Pacific Ridge Solar, LLC, collectively as Seller, and American Assets Trust, Inc., as Purchaser, dated March 24, 2017

10.32(18)	Note Purchase Agreement, dated as of May 23, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)
10.33(18)
Second Amendment to the Amended and Restated Credit Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other entities named therein.

10.34(18)
Second Amendment to the Term Loan Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, U.S. Bank National Association, as Administrative Agent, and the other entities named therein.

10.35(18)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as if October 31, 2014, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

10.36(18)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as of March 1, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

10.37(19)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series F)
10.38(20)
Second Amended and Restated Credit Agreement dated January 9, 2018, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.39(20)
Third Amendment to Term Loan Agreement dated January 9, 2018, by and among the Company, the Operating Partnership, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

21.1*	List of Subsidiaries of American Assets Trust, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.

Exhibit No.	Description
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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
The company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(5)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

(6)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.

(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.

(10)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(11)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(12)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.

(13)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2015.

(14)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015.

(15)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2016.

(16)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017.

(17)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.

(18)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.

(19)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017.

(20)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 16th day of February, 2018.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board, President and Chief Executive Officer	February 16, 2018
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 16, 2018
Robert F. Barton

/s/ LARRY E. FINGER	Director	February 16, 2018
Larry E. Finger

/s/ DUANE A. NELLES	Director	February 16, 2018
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 16, 2018
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 16, 2018
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Diego, California
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American Assets Trust, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Diego, California
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 16, 2018

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2017	December 31, 2016
ASSETS
Real estate, at cost
Operating real estate	$2,536,474	$2,241,061
Construction in progress	68,272	50,498
Held for development	9,392	9,447
	2,614,138	2,301,006
Accumulated depreciation	(537,431)	(469,460)
Net real estate	2,076,707	1,831,546
Cash and cash equivalents	82,610	44,801
Restricted cash	9,344	9,950
Accounts receivable, net	9,869	9,330
Deferred rent receivables, net	38,973	38,452
Other assets, net	42,361	52,854
TOTAL ASSETS	$2,259,864	$1,986,933
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$279,550	$445,180
Unsecured notes payable	1,045,470	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	38,069	32,401
Security deposits payable	6,570	6,114
Other liabilities and deferred credits	46,061	48,337
Total liabilities	1,415,720	1,148,382
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,204,588 and 45,732,109 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	473	457
Additional paid-in capital	919,066	874,597
Accumulated dividends in excess of net income	(97,280)	(77,296)
Accumulated other comprehensive income (loss)	11,451	11,798
Total American Assets Trust, Inc. stockholders' equity	833,710	809,556
Noncontrolling interests	10,434	28,995
Total equity	844,144	838,551
TOTAL LIABILITIES AND EQUITY	$2,259,864	$1,986,933
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2017	2016	2015
REVENUE:
Rental income	$298,803	$279,498	$261,887
Other property income	16,180	15,590	13,736
Total revenue	314,983	295,088	275,623
EXPENSES:
Rental expenses	84,006	79,553	73,187
Real estate taxes	32,671	28,378	24,819
General and administrative	21,382	17,897	20,074
Depreciation and amortization	83,278	71,319	63,392
Total operating expenses	221,337	197,147	181,472
OPERATING INCOME	93,646	97,941	94,151
Interest expense	(53,848)	(51,936)	(47,260)
Gain on sale of real estate	—	—	7,121
Other income (expense), net	334	(368)	(97)
NET INCOME	40,132	45,637	53,915
Net income attributable to restricted shares	(241)	(189)	(168)
Net income attributable to unitholders in the Operating Partnership	(10,814)	(12,863)	(15,238)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$29,077	$32,585	$38,509
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.62	$0.72	$0.87
Weighted average shares of common stock outstanding - basic	46,715,520	45,332,471	44,439,112
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.62	$0.72	$0.86
Weighted average shares of common stock outstanding - diluted	64,087,250	63,228,159	62,339,163

COMPREHENSIVE INCOME
Net income	$40,132	$45,637	$53,915
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivative during the period	386	17,048	(238)
Reclassification of amortization of forward starting swap included in interest expense	(1,114)	(231)	(231)
Comprehensive income	39,404	62,454	53,446
Comprehensive income attributable to non-controlling interest	(10,433)	(17,624)	(15,119)
Comprehensive income attributable to American Assets Trust, Inc.	$28,971	$44,830	$38,327

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2014	43,701,669	$437	$795,065	$(60,291)	$92	$31,273	$766,576
Net income	—	—	—	38,677	—	15,238	53,915
Common shares issued	1,812,451	18	72,818	—	—	—	72,836
Issuance of restricted stock	98,354	1	(1)	—	—	—	—
Forfeiture of restricted stock	(40,687)	—	—	—	—	—	—
Conversion of operating partnership units	5,741	—	67	—	—	(67)	—
Dividends declared and paid	—	—	—	(42,452)	—	(16,960)	(59,412)
Stock-based compensation	—	—	2,877	—	—	—	2,877
Shares withheld for employee taxes	(169,809)	(2)	(7,394)	—	—	—	(7,396)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(184)	(54)	(238)
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(166)	(65)	(231)
Balance at December 31, 2015	45,407,719	454	863,432	(64,066)	(258)	29,365	828,927
Net income	—	—	—	32,774	—	12,863	45,637
Common shares issued	219,480	2	9,638	—	—	—	9,640
Issuance of restricted stock	148,110	1	(1)	—	—	—	—
Forfeiture of restricted stock	(33,707)	—	—	—	—	—	—
Conversion of operating partnership units	10,694	—	(79)	—	—	79	—
Dividends declared and paid	—	—	—	(46,004)	—	(18,073)	(64,077)
Stock-based compensation	—	—	2,414	—	—	—	2,414
Shares withheld for employee taxes	(20,187)	—	(807)	—	—	—	(807)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	12,222	4,826	17,048
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(166)	(65)	(231)
Balance at December 31, 2016	45,732,109	457	874,597	(77,296)	11,798	28,995	838,551
Net income	—	—	—	29,318	—	10,814	40,132
Common shares issued	700,000	7	29,866	—	—	—	29,873
Issuance of restricted stock	150,098	2	(2)	—	—	—	—
Forfeiture of restricted stock	(48,624)	—	—	—	—	—	—
Conversion of operating partnership units	693,842	7	10,752	—	—	(10,759)	—
Dividends declared and paid	—	—	—	(49,302)	—	(18,235)	(67,537)
Stock-based compensation	—	—	4,735	—	—	—	4,735
Shares withheld for employee taxes	(22,837)	—	(882)	—	—	—	(882)

Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(7,310)	(2,971)	(10,281)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	7,775	2,892	10,667
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(812)	(302)	(1,114)
Balance at December 31, 2017	47,204,588	$473	$919,066	$(97,280)	$11,451	$10,434	$844,144
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$40,132	$45,637	$53,915
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,547)	(2,637)	(5,587)
Depreciation and amortization	83,278	71,319	63,392
Amortization of debt issuance costs and debt fair value adjustments	3,058	4,473	4,214
Gain on sale of real estate	—	—	(7,121)
Stock-based compensation expense	4,735	2,414	2,877
Settlement of forward interest rate swap agreement	10,667	—	—
Other noncash interest expense	(1,114)	(231)	(231)
Other, net	901	(769)	879
Changes in operating assets and liabilities
Change in accounts receivable	(1,116)	(2,347)	(1,011)
Change in other assets	(499)	(982)	(243)
Change in accounts payable and accrued expenses	7,632	1,371	(1,081)
Change in security deposits payable	456	158	493
Change in other liabilities and deferred credits	270	2,275	(36)
Net cash provided by operating activities	145,853	120,681	110,460
INVESTING ACTIVITIES
Acquisition of real estate, net	(278,141)	—	—
Capital expenditures	(47,496)	(59,633)	(134,174)
Proceeds from sale of real estate, net of selling costs	—	—	12,259
Leasing commissions	(4,927)	(3,572)	(4,461)
Net cash used in investing activities	(330,564)	(63,205)	(126,376)
FINANCING ACTIVITIES
Repayment of secured notes payable	(167,139)	(136,974)	(235,980)
Proceeds from unsecured term loan	—	150,000	—
Proceeds from unsecured line of credit	173,000	34,000	65,000
Repayment of unsecured line of credit	(193,000)	(44,000)	(35,000)
Proceeds from issuance of unsecured notes payable	450,000	—	200,000
Debt issuance costs	(2,401)	(2,055)	(2,881)
Proceeds from issuance of common stock, net	29,873	9,640	72,782
Dividends paid to common stock and unitholders	(67,537)	(64,077)	(59,412)
Shares withheld for employee taxes	(882)	(807)	(7,396)
Net cash provided by (used in) financing activities	221,914	(54,273)	(2,887)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,203	3,203	(18,803)
Cash, cash equivalents and restricted cash, beginning of year	54,751	51,548	70,351
Cash, cash equivalents and restricted cash, end of year	$91,954	$54,751	$51,548

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2017	2016	2015
Cash and cash equivalents	$82,610	$44,801	$39,925
Restricted cash	9,344	9,950	11,623
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$91,954	$54,751	$51,548
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2017	2016

ASSETS
Real estate, at cost
Operating real estate	$2,536,474	$2,241,061
Construction in progress	68,272	50,498
Held for development	9,392	9,447
	2,614,138	2,301,006
Accumulated depreciation	(537,431)	(469,460)
Net real estate	2,076,707	1,831,546
Cash and cash equivalents	82,610	44,801
Restricted cash	9,344	9,950
Accounts receivable, net	9,869	9,330
Deferred rent receivables, net	38,973	38,452
Other assets, net	42,361	52,854
TOTAL ASSETS	$2,259,864	$1,986,933
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable	$279,550	$445,180
Unsecured notes payable	1,045,470	596,350
Unsecured line of credit	—	20,000
Accounts payable and accrued expenses	38,069	32,401
Security deposits payable	6,570	6,114
Other liabilities and deferred credits	46,061	48,337
Total liabilities	1,415,720	1,148,382
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 17,194,980 and 17,888,822 units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	6,135	24,315
General partner's capital, 47,204,588 and 45,732,109 units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	822,259	797,758
Accumulated other comprehensive income (loss)	15,750	16,478
Total capital	844,144	838,551
TOTAL LIABILITIES AND CAPITAL	$2,259,864	$1,986,933

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2017	2016	2015
REVENUE:
Rental income	$298,803	$279,498	$261,887
Other property income	16,180	15,590	13,736
Total revenue	314,983	295,088	275,623
EXPENSES:
Rental expenses	84,006	79,553	73,187
Real estate taxes	32,671	28,378	24,819
General and administrative	21,382	17,897	20,074
Depreciation and amortization	83,278	71,319	63,392
Total operating expenses	221,337	197,147	181,472
OPERATING INCOME	93,646	97,941	94,151
Interest expense	(53,848)	(51,936)	(47,260)
Gain on sale of real estate	—	—	7,121
Other income (expense), net	334	(368)	(97)
NET INCOME	40,132	45,637	53,915
Net income attributable to restricted shares	(241)	(189)	(168)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$39,891	$45,448	$53,747
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.62	$0.72	$0.86
Weighted average units outstanding, basic	64,087,250	63,228,159	62,339,163
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.62	$0.72	$0.86
Weighted average units outstanding, diluted	64,087,250	63,228,159	62,339,163

DISTRIBUTIONS PER UNIT	$1.0500	$1.0100	$0.9475

COMPREHENSIVE INCOME
Net income	$40,132	$45,637	$53,915
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivative during the period	386	17,048	(238)
Reclassification of amortization of forward starting swap included in interest expense	(1,114)	(231)	(231)
Comprehensive income	39,404	62,454	53,446
Comprehensive income attributable to Limited Partners	(10,433)	(17,624)	(15,119)
Comprehensive income attributable to General Partners	$28,971	$44,830	$38,327

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partners' Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2014	17,905,257	$31,235	43,701,669	$735,211	$130	$766,576
Net income	—	15,238	—	38,677	—	53,915
Contributions from American Assets Trust, Inc.	—	—	1,812,451	72,836	—	72,836
Conversion of operating partnership units	(5,741)	(67)	5,741	67	—	—
Issuance of restricted units	—	—	98,354	—	—	—
Forfeiture of restricted units	—	—	(40,687)	—	—	—
Distributions	—	(16,960)	—	(42,452)	—	(59,412)
Stock-based compensation	—	—	—	2,877	—	2,877
Shares withheld for employee taxes	—	—	(169,809)	(7,396)	—	(7,396)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(238)	(238)
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(231)	(231)
Balance at December 31, 2015	17,899,516	29,446	45,407,719	799,820	(339)	828,927
Net income	—	12,863	—	32,774	—	45,637
Contributions from American Assets Trust, Inc.	—	—	219,480	9,640	—	9,640
Conversion of operating partnership units	(10,694)	79	10,694	(79)	—	—
Issuance of restricted units	—	—	148,110	—	—	—
Forfeiture of restricted units	—	—	(33,707)	—	—	—
Distributions	—	(18,073)	—	(46,004)	—	(64,077)
Stock-based compensation	—	—	—	2,414	—	2,414
Shares withheld for employee taxes	—	—	(20,187)	(807)	—	(807)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	17,048	17,048
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(231)	(231)
Balance at December 31, 2016	17,888,822	24,315	45,732,109	797,758	16,478	838,551
Net income	—	10,814	—	29,318	—	40,132
Contributions from American Assets Trust, Inc.	—	—	700,000	29,873	—	29,873
Conversion of operating partnership units	(693,842)	(10,759)	693,842	10,759	—	—
Issuance of restricted units	—	—	150,098	—	—	—
Forfeiture of restricted units	—	—	(48,624)	—	—	—
Distributions	—	(18,235)	—	(49,302)	—	(67,537)
Stock-based compensation	—	—	—	4,735	—	4,735
Units withheld for employee taxes	—	—	(22,837)	(882)	—	(882)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(10,281)	(10,281)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	10,667	10,667

Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(1,114)	(1,114)
Balance at December 31, 2017	17,194,980	$6,135	47,204,588	$822,259	$15,750	$844,144

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$40,132	$45,637	$53,915
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,547)	(2,637)	(5,587)
Depreciation and amortization	83,278	71,319	63,392
Amortization of debt issuance costs and debt fair value adjustments	3,058	4,473	4,214
Gain on sale of real estate	—	—	(7,121)
Stock-based compensation expense	4,735	2,414	2,877
Settlement of forward interest rate swap agreement	10,667	—	—
Other noncash interest expense	(1,114)	(231)	(231)
Other, net	901	(769)	879
Changes in operating assets and liabilities
Change in accounts receivable	(1,116)	(2,347)	(1,011)
Change in other assets	(499)	(982)	(243)
Change in accounts payable and accrued expenses	7,632	1,371	(1,081)
Change in security deposits payable	456	158	493
Change in other liabilities and deferred credits	270	2,275	(36)
Net cash provided by operating activities	145,853	120,681	110,460
INVESTING ACTIVITIES
Acquisition of real estate, net	(278,141)	—	—
Capital expenditures	(47,496)	(59,633)	(134,174)
Proceeds from sale of real estate, net of selling costs	—	—	12,259
Leasing commissions	(4,927)	(3,572)	(4,461)
Net cash used in investing activities	(330,564)	(63,205)	(126,376)
FINANCING ACTIVITIES
Repayment of secured notes payable	(167,139)	(136,974)	(235,980)
Proceeds from unsecured term loan	—	150,000	—
Proceeds from unsecured line of credit	173,000	34,000	65,000
Repayment of unsecured line of credit	(193,000)	(44,000)	(35,000)
Proceeds from issuance of unsecured notes payable	450,000	—	200,000
Debt issuance costs	(2,401)	(2,055)	(2,881)
Contributions from American Assets Trust, Inc.	29,873	9,640	72,782
Distributions	(67,537)	(64,077)	(59,412)
Shares withheld for employee taxes	(882)	(807)	(7,396)
Net cash provided by (used in) financing activities	221,914	(54,273)	(2,887)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,203	3,203	(18,803)
Cash, cash equivalents and restricted cash, beginning of year	54,751	51,548	70,351
Cash, cash equivalents and restricted cash, end of year	$91,954	$54,751	$51,548

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2017	2016	2015
Cash and cash equivalents	$82,610	$44,801	$39,925
Restricted cash	9,344	9,950	11,623
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$91,954	$54,751	$51,548
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
We are a vertically integrated and self-administered REIT with 194 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2017, we owned or had a controlling interest in 26 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2017, we owned land at four of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
Torrey Reserve Campus	Lloyd District Portfolio
Solana Beach Corporate Centre	City Center Bellevue
The Landmark at One Market
One Beach Street
First & Main

Multifamily
Loma Palisades	Hassalo on Eighth - Multifamily
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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information
Total interest costs incurred	$55,418	$53,487	$54,829
Interest capitalized	$1,570	$1,551	$7,569
Interest expense	$53,848	$51,936	$47,260
Cash paid for interest, net of amounts capitalized	$47,473	$47,793	$42,691
Cash paid for income taxes	$461	$641	$633
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(2,746)	$(435)	$(14,733)
Accrued leasing commissions	$726	$(355)	$(901)
Reduction to capital for prepaid equity financing costs	$—	$—	$54
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when earned. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.7 million, $3.8 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2017 and December 31, 2016, our allowance for doubtful accounts was $0.4 million and $0.4 million, respectively. Our allowance for deferred rent receivables at December 31, 2017 and December 31, 2016 was $1.4 million and $1.3 million, respectively. Total bad debt expense was $0.8 million, $0.8 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2017, 2016 and 2015, real estate depreciation expense was $70.2 million, $62.5 million and $54.2 million, respectively.
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
Transaction costs related to the acquisition of a business, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and included in “general and administrative expenses” in our consolidated statements of comprehensive income. For asset acquisitions not meeting the definition of a business, transaction costs are capitalized as part of the acquisition cost.
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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2017 and December 31, 2016, we had $45.7 million and $37.1 million, respectively, in excess of the FDIC insured limit. At December 31, 2017 and December 31, 2016, we had $29.4 million and $0.2 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. At December 31, 2017 and 2016, we had $9.3 million and $10.0 million, respectively, in restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2017 and December 31, 2016 we had no investments in real estate joint ventures, and accordingly we had no VIEs which needed to be consolidated.
Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. We measure stock-based compensation expense based on the fair value of the award on the grant date and recognize the expense ratably over the vesting period.
Modifications of stock-based compensation awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original option measured immediately before its terms are modified. For the year ended December 31, 2017, we incurred incremental compensation cost of approximately $2.2 million related to the discretionary vesting of previously granted restricted stock awards that did not meet the original vesting criteria. For the year ended December 31, 2016 and 2015, there were no modifications of stock-based compensation awards.
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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ending December 31, 2011. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to regular U.S. federal income tax. We are subject to certain state and local income taxes.
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
Recent Accounting Pronouncements
In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The pronouncement was issued to simplify the on-going assessment of hedge effectiveness and increase transparency related to hedge accounting. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The company early adopted the provisions of ASU No. 2017-12 effective October 1, 2017 using the modified retrospective approach. The company determined there is no impact to the company’s historical results as a result of adoption of the new standard and therefore no adjustment to retained earnings from application of the ASU.

In January 2017, the FASB issued ASU 2017-1, Business Combinations: Clarifying the Definition of a Business. The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The company early adopted this ASU effective January 1, 2017. For the period from January 1, 2017 through December 31, 2017, the company acquired three properties for which we concluded that substantially all of the fair value of the assets acquired were concentrated in a single identifiable asset and that the assets therefore did not meet the definition of a business under ASU 2017-01. Acquisition transaction costs associated with these property acquisitions were approximately $0.2 million and were capitalized to real estate investments.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement also requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The company adopted this ASU effective December 31, 2017. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods. As of December 31, 2017 and December 31, 2016 , we had $9.3 million and $10.0 million of restricted cash, respectively, on our consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The company adopted this ASU effective January 1, 2017 and the adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases. This pronouncement is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. In addition, this pronouncement will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of December 31, 2017, the remaining contractual payments under lease agreements for which the company is the lessee aggregated approximately $38.3 million.

As a lessor, under current accounting standards, the company recognizes rental revenue from our operating leases on a straight-line basis over the respective lease terms. The company commences recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.  Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. The company recognizes these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

Under this pronouncement, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). In January 2018, the FASB issued a proposed amendment to the lease ASU that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The company plans to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach. The company continues to evaluate the impact this pronouncement will have on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. The company will adopt the provisions of the ASU effective January 1, 2018 using the modified retrospective approach. As discussed above, leases are specifically excluded from this and will be governed by the applicable lease codification; however, this update may have implications on certain variable payment terms included in lease agreements. Upon adoption of the new lease ASU in 2019, we may be required to classify our tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to the revenue recognition ASU, pending the resolution of the proposed amendment issued by the FASB in January 2018. Property services categorized as nonlease components that are reimbursed by our tenants may need to be presented on a net basis if it is determined that we hold an agent arrangement.

The Company evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts recognized or the pattern of recognition. This evaluation included revenues from the hotel portion of our mixed-use property, parking income and excise taxes charged to customers. Therefore, the adoption of this ASU did not result in an adjustment to the Company’s retained earnings on January 1, 2018.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2017
Land	$262,860	$143,575	$72,668	$76,635	$555,738
Buildings	548,062	705,999	383,210	125,859	1,763,130
Land improvements	42,401	9,313	6,758	2,606	61,078
Tenant improvements	67,879	80,968	—	1,955	150,802
Furniture, fixtures, and equipment	372	2,085	12,377	6,429	21,263
Construction in progress	3,086	52,512	6,505	24	62,127	(1)
	924,660	994,452	481,518	213,508	2,614,138
Accumulated depreciation	(266,006)	(181,331)	(57,474)	(32,620)	(537,431)
Net real estate	$658,654	$813,121	$424,044	$180,888	$2,076,707
December 31, 2016
Land	$245,553	$143,575	$24,696	$76,635	$490,459
Buildings	522,032	697,558	210,873	125,860	1,556,323
Land improvements	40,736	8,777	3,304	2,482	55,299
Tenant improvements	61,323	74,747	—	1,846	137,916
Furniture, fixtures, and equipment	702	1,764	8,421	5,769	16,656
Construction in progress	2,805	40,123	851	574	44,353	(1)
	873,151	966,544	248,145	213,166	2,301,006
Accumulated depreciation	(243,890)	(153,130)	(45,131)	(27,309)	(469,460)
Net real estate	$629,261	$813,414	$203,014	$185,857	$1,831,546

(1) Land related to held for development and construction in progress is included in the Held for Development and Construction in Progress classifications on the consolidated balance sheets.

Property Asset Acquisitions
On April 28, 2017, we acquired the Pacific Ridge Apartments, a 533-unit luxury apartment community located in San Diego, California. The purchase price was approximately $232 million, excluding closing costs of approximately $0.1 million.
On July 6, 2017, we acquired Gateway Marketplace, an approximately 128,000 square feet dual-grocery anchored shopping center located in Chula Vista, California. The purchase price was approximately $42 million, excluding closing costs of approximately $0.1 million.
The properties were acquired with cash on hand and borrowings under our Amended and Restated Credit Agreement (as defined herein).

The financial information set forth below summarizes the company’s purchase price allocations for the Pacific Ridge Apartments and Gateway Marketplace during the year ended December 31, 2017 (in thousands):

	Pacific Ridge Apartments	Gateway Marketplace
Land	$47,971	$17,363
Building	171,813	19,192
Land improvements	3,403	1,522
Furniture, fixtures, and equipment	3,281	930
Total real estate	226,468	39,007
Lease intangibles	5,592	2,920
Prepaid expenses and other assets	424	—
Assets acquired	$232,484	$41,927
Accounts payable and accrued expenses	$74	$203
Security deposits payable	673	22
Other liabilities and deferred credits	49	1,034
Liabilities assumed	$796	$1,259

The following table summarizes the operating results for the Pacific Ridge Apartments and Gateway Marketplace included in the company’s historical consolidated statement of operations for the period of acquisition through December 31, 2017 (in thousands):

	Pacific Ridge Apartments	Gateway Marketplace	Total
Revenues	$10,983	$1,667	$12,650
Operating expenses	$15,238	$1,082	$16,320
Operating (loss) income	$(4,255)	$585	$(3,670)
Net (loss) income attributable to American Assets Trust, Inc.	$(4,255)	$585	$(3,670)
Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Pacific Ridge Apartments and Gateway Marketplace with the company’s historical consolidated statements of operations as though the entities were acquired on January 1, 2016. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment and adjustments to amortization charges for acquired intangible assets and liabilities. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations (in thousands).

	Year Ended December 31, 2017		Year Ended December 31, 2016
	As Reported	ProForma	As Reported	ProForma
Total revenue	$314,983	$322,050	$295,088	$312,414
Total operating expenses	$221,337	$230,796	$197,147	$215,631
Operating income	$93,646	$91,255	$97,941	$96,783
Net income	$40,132	$36,433	$45,637	$41,916

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

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2017	December 31, 2016
In-place leases	$54,206	$48,741
Accumulated amortization	(45,835)	(38,906)
Above market leases	21,262	21,667
Accumulated amortization	(20,084)	(19,579)
Acquired lease intangible assets, net	$9,549	$11,923
Below market leases	$67,423	$66,521
Accumulated accretion	(37,241)	(33,073)
Acquired lease intangible liabilities, net	$30,182	$33,448

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.3 million, $3.5 million and $2.9 million in 2017, 2016 and 2015, respectively. The remaining weighted-average amortization period as of December 31, 2017, is 7.9 years, 1.3 years and 6.4 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $15.3 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 9.1 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization of in-place leases	$(8,769)	$(4,029)	$(4,767)
Amortization of above market leases	(934)	(1,248)	(1,767)
Amortization of below market leases	4,239	4,719	4,686
Net loss	$(5,464)	$(558)	$(1,848)
As of December 31, 2017, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2018	$2,060	$631	$3,656
2019	1,618	322	3,561
2020	1,075	103	2,997
2021	724	28	2,555
2022	637	28	2,242
Thereafter	2,257	66	15,171
	$8,371	$1,178	$30,182

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of our deferred compensation liability and interest rate swap liability. We measure the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2017 and 2016. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,156	$—	$1,156	$—	$1,006	$—	$1,006
Interest rate swap asset	$—	$5,091	$—	$5,091	$—	$16,428	$—	$16,428
Interest rate swap liability	$—	$10	$—	$10	$—	$1,067	$—	$1,067
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 3.9% to 4.6%.
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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$279,550	$286,156	$445,180	$457,621
Unsecured term loan	$248,839	$250,000	$247,883	$250,000
Unsecured senior guaranteed notes	$796,631	$802,699	$348,467	$351,357
Unsecured line of credit	$—	$—	$20,000	$20,000

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Leasing commissions, net of accumulated amortization of $28,318 and $25,194, respectively	$20,633	$18,131
Interest rate swap asset	5,091	16,428
Acquired above market leases, net	1,178	2,088
Acquired in-place leases, net	8,371	9,835
Lease incentives, net of accumulated amortization of $136 and $41, respectively	916	313
Other intangible assets, net of accumulated amortization of $1,115 and $1,128, respectively	227	206
Prepaid expenses, deposits and other	5,945	5,853
Total other assets	$42,361	$52,854
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Acquired below market leases, net	$30,182	$33,448
Prepaid rent and deferred revenue	8,429	7,720
Interest rate swap liability	10	1,067
Straight-line rent liability	4,428	3,028
Deferred rent expense and lease intangible	1,670	1,756
Deferred compensation	1,156	1,006
Deferred tax liability	123	265
Other liabilities	63	47
Total other liabilities and deferred credits, net	$46,061	$48,337
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's second amended and restated credit facility, term loan and carve-out guarantees on property-level debt.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2017 and December 31, 2016 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2017	December 31, 2016	as of December 31, 2017
Waikiki Beach Walk—Retail (1)(2)	—	130,310	N/A	July 1, 2017
Solana Beach Corporate Centre III-IV (3)(4)	—	35,440	N/A	August 1, 2017
Loma Palisades (1)	73,744	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	20,023	20,399	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,764	6,884	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	10,721	10,927	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	35,737	36,424	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	279,889	447,028
Unamortized fair value adjustment	—	(1,347)
Debt issuance costs, net of accumulated amortization of $1,191 and $1,029, respectively	(339)	(501)
Total Secured Notes Payable	$279,550	$445,180

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 1, 2017.

(3)	Principal payments based on a 30-year amortization schedule.

(4)	Loan repaid in full, without premium or penalty, on April 3, 2017.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2017, we were in compliance with all loan covenants.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2017 and December 31, 2016 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2017	December 31, 2016	as of December 31, 2017
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	—	3.78%	(6)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	—	4.29%	(7)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	—	4.24%	(8)	May 23, 2029
	1,050,000	600,000
Debt issuance costs, net of accumulated amortization of $5,866 and $4,317, respectively	(4,530)	(3,650)
Total Unsecured Notes Payable	$1,045,470	$596,350

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

(7)
The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedges, accordingly, the effective interest rate is approximately 3.87% per annum.

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

On January 9, 2018, we entered into the Third Amendment (“Third Amendment”) to the Term Loan Agreement, which maintains the seven-year $150 million unsecured term loan (Term Loan B and Term Loan C) to the Operating Partnership that matures on March 1, 2023 (the “$150mm Term Loan”). Effective as of March 1, 2018, borrowings under the Term Loan Agreement with respect to the $150mm Term Loan bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on the Operating Partnership’s consolidated leverage ratio, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps or (d) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.70% to 1.35% based on the Operating Partnership’s consolidated leverage ratio. The foregoing rates are intended to be more favorable than previously contained in the Term Loan Agreement. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

On October 31, 2014, the Operating Partnership entered into a note purchase agreement (the "Note Purchase Agreement") with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”). The Series A Notes were issued on October 31, 2014, the Series B Notes were issued on February 2, 2015 and the Series C Notes were issued on April 2, 2015. The Series A Notes, the Series B Notes and the Series C Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities.

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

On July 19, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 3.78% Senior Guaranteed Notes, Series F, due July 19, 2024 (the "Series F Notes," and collectively with the Series A Notes, Series B Notes, Series C Notes, Series D Notes and Series E Notes are referred to herein as, the “Notes".). The Series F Notes were issued on July 19, 2017 and will pay interest semi-annually on the 31st of January and July until their respective maturities.
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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2017, the Operating Partnership was in compliance with all loan covenants.
Scheduled principal payments on secured and unsecured notes payable as of December 31, 2017 are as follows (in thousands):

2018	$75,224
2019	142,662
2020	51,003
2021	150,000
2022	111,000
Thereafter	800,000
$1,329,889
Credit Facility
On January 9, 2014, the company and the Operating Partnership entered into an amended and restated credit agreement (the "Prior Credit Facility"), or the amended and restated credit facility, which amended and restated the then in-place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Prior Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Prior Credit Facility had an accordion feature that allowed the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At December 31, 2017, there was no outstanding balance under the Prior Revolver Loan.
On October 16, 2014, we entered into a first amendment to the Prior Credit Agreement that amended provisions of the Prior Credit Agreement to, among other things, (1) describe the treatment of our pari passu obligations under the amended and restated credit agreement and (2) remove the material acquisition provisions previously set forth in the Prior Credit Agreement.
Borrowings under the Prior Credit Facility initially beared interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the Prior Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the Prior Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates were more favorable than previously contained in the credit agreement in place as of December 31, 2013. If American Assets Trust, Inc. obtained an investment-grade debt rating, under the terms set forth in the Prior Credit Facility, the spreads would further improve. For the year-ended December 31, 2017, the weighted average interest rate on the Revolver Loan was 2.36%.
The Prior Revolver Loan initially matured on January 9, 2018, subject to the Operating Partnership's option to extend the Prior Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan initially matured on January 9, 2016, subject to our option to extend the Term Loan A up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions. Effective as of January 8, 2018, the Operating Partnership exercised the third of three options to extend the maturity date of Term Loan A to January 9, 2019.

Concurrent with the closing of the Prior Credit Facility, the Operating Partnership drew down on the entirety of the $100 million Term Loan, which remains outstanding and is included in unsecured notes payable as discussed above.
Additionally, the Prior Credit Facility included a number of financial covenants, including:

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
The Prior Credit Facility provided that American Assets Trust, Inc.'s annual distributions may not exceed the greater of (1) 95% of our funds from operations (“FFO”) or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
American Assets Trust, Inc. and certain of its subsidiaries guaranteed the obligations under the Prior Credit Agreement, and certain of its subsidiaries pledged specified equity interests in our subsidiaries as collateral for our obligations under the Prior Credit Facility.
As of December 31, 2017, the Operating Partnership was in compliance with all then in-place Prior Credit Facility covenants.
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"), which amended and restated the Prior Credit Agreement. The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the Prior Credit Facility in place as of December 31, 2017.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan A matures on January 9, 2019. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.
Additionally, the Second Amended and Restated Credit Facility includes a number of customary financial covenants, including:

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
The Second Amended and Restated Credit Facility provides that our annual distributions may not exceed the greater of (1) 95% of our FFO or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
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

On April 25, 2017, we entered into a treasury lock contract (the "April 2017 Treasury Lock") with Bank of America, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new twelve-year private placement. The April 2017 Treasury Lock had a notional amount of $100 million, termination date of May 18, 2017, a fixed pay rate of 2.313%, and a receive rate equal to the ten-year treasury rate on the settlement date.

On May 11, 2017, we settled the April 2017 Treasury Lock, resulting in a gain of approximately $0.7 million. This gain is included in accumulated other comprehensive income and will be amortized to interest expense over ten years. The April 2017 Treasury Lock has been deemed to be a highly effective cash flow hedge and we elected to designate the April 2017 Treasury Lock as an accounting hedge.

On May 31, 2017, we entered into a treasury lock contract (the "May 2017 Treasury Lock") with Bank of America, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new seven-year private placement. The May 2017 Treasury Lock had a notional amount of $100 million, termination date of July 26, 2017, a fixed pay rate of 2.064%, and a receive rate equal to the seven-year treasury rate on the settlement date.

On June 23, 2017, we settled the May 2017 Treasury Lock, resulting in a loss of approximately $0.5 million. This loss is included in accumulated other comprehensive income and will be amortized to interest expense over seven years. The May 2017 Treasury Lock has been deemed to be a highly effective cash flow hedge and we elected to designate the May 2017 Treasury Lock as an accounting hedge.

The forward-starting interest rate swap contracts have been deemed to be highly effective cash flow hedges and we elected to designate all the forward-starting swap contracts as accounting hedges.
The following is a summary of the terms of the interest rate swap as of December 31, 2017 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$(10)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$3,379
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$1,711
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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2017, the Operating Partnership had 17,194,980 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 73.2% of the Operating Partnership at December 31, 2017. The remaining 26.8% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2017, 2016 and 2015, approximately 693,842, 10,694 and 5,741, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2017, we issued 700,000 shares of common stock through the ATM equity program at a weighted average price per share of $43.46 for gross proceeds of $30.4 million and paid $0.3 million in sales agent compensation and $0.25 million in additional offering expenses related to the sales of these shares of common stock. As of December 31, 2017, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our active ATM equity program.

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

Preferred Stock Authorized Shares

We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2017. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2017, 2016 and 2015:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2015	$0.2325	January 1, 2015 to March 31, 2015	March 27, 2015
Second Quarter 2015	$0.2325	April 1, 2015 to June 30, 2015	June 26, 2015
Third Quarter 2015	$0.2325	July 1, 2015 to September 30, 2015	September 25, 2015
Fourth Quarter 2015	$0.25	October 1, 2015 to December 31, 2015	December 23, 2015
First Quarter 2016	$0.25	January 1, 2016 to March 31, 2016	March 25, 2016
Second Quarter 2016	$0.25	April 1, 2016 to June 30, 2016	June 24, 2016
Third Quarter 2016	$0.25	July 1, 2016 to September 30, 2016	September 29, 2016
Fourth Quarter 2016	$0.26	October 1, 2016 to December 31, 2016	December 22, 2016
First Quarter 2017	$0.26	January 1, 2017 to March 31, 2017	March 30, 2017
Second Quarter 2017	$0.26	April 1, 2017 to June 30, 2017	June 29, 2017
Third Quarter 2017	$0.26	July 1, 2017 to September 30, 2017	September 28, 2017
Fourth Quarter 2017	$0.27	October 1, 2017 to December 31, 2017	December 21, 2017
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

	Year Ended December 31,
	2017		2016		2015
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.05	100.0%	$1.01	100.0%	$0.72	75.9%
Capital gain	—	—%	—	—%	0.04	4.4%
Return of capital	—	—%	—	—%	0.19	19.7%
Total	$1.05	100.0%	$1.01	100.0%	$0.95	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan (the "2011 Plan"), which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2017, 2,800,299 shares of common stock remain available for future issuance.

The following shares of restricted common stock have been issued as of December 31, 2017:

Grant	Fair Value at Grant Date	Number
June 16, 2015 (1)	$39.64	5,044
December 1, 2015 (2)	$13.67 - $26.39	93,310
June 14, 2016(1)	$40.81	4,900
December 1, 2016 (3)	$28.24 - $35.71	143,210
June 13, 2017(1)	$40.99	4,880
December 15, 2017 (4)	$27.27	145,218

(1)
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

(2)
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

(4)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Shares of restricted stock may vest based on performance calculations determined as of November 30, 2018, subject to the employee's continued employment on that date.

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
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2017:

	2017
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	232,765	$31.24
Granted	150,098	27.72
Vested	(65,471)	30.21
Forfeited	(48,624)	29.21
Balance at end of year	268,768	$29.89
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $4.7 million, $2.4 million and $2.9 million in noncash compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $4.0 million at December 31, 2017, which will be recognized over a weighted-average period of 1.6 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2017, 2016 and 2015, we had a weighted average of approximately 230,602 shares, 176,408 shares and 184,545 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2017, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
The calculation of diluted earnings per unit for the year ended December 31, 2017, 2016 and 2015 does not include 230,602 units, 176,408 units, and 184,545 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
NUMERATOR
Net income	$40,132	$45,637	$53,915
Less: Net income attributable to restricted shares	(241)	(189)	(168)
Less: Income from operations attributable to unitholders in the Operating Partnership	(10,814)	(12,863)	(15,238)
Net income attributable to common stockholders—basic	$29,077	$32,585	$38,509
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$29,077	$32,585	$38,509
Plus: Income from operations attributable to unitholders in the Operating Partnership	10,814	12,863	15,238
Net income attributable to common stockholders—diluted	$39,891	$45,448	$53,747
DENOMINATOR
Weighted average common shares outstanding—basic	46,715,520	45,332,471	44,439,112
Effect of dilutive securities—conversion of Operating Partnership units	17,371,730	17,895,688	17,900,051
Weighted average common shares outstanding—diluted	64,087,250	63,228,159	62,339,163

Earnings per common share, basic	$0.62	$0.72	$0.87

Earnings per common share, diluted	$0.62	$0.72	$0.86
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
A deferred tax liability is included in our consolidated balance sheets of $0.1 million and $0.3 million as of December 31, 2017 and 2016, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Current:
Federal	$—	$132	$305
State	422	341	35
Deferred:
Federal	$—	$—	$—
State	(208)	93	(45)
Provision for income taxes	$214	$566	$295
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
Current minimum annual payments under the leases are as follows, as of December 31, 2017 (in thousands):

2018	$3,274
2019	3,347
2020	3,422
2021	3,460	(1)
2022	2,613
Thereafter	22,210
Total	$38,326

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.5 million based on operating performance through December 31, 2017.
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
As of December 31, 2017, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties, representing 31.0% of our total revenue for the year ended December 31, 2017, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 19.6% of total revenues for the year ended December 31, 2017.
Tenants in the retail industry accounted for 33.0% and 34.2% of total revenues for the years December 31, 2017 and 2016, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 13.2% and 14.4% of total revenues for the years ended December 31, 2017 and 2016, respectively.

Tenants in the office industry accounted for 33.6% and 35.0% of total revenues for the years December 31, 2017 and 2016, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
For the years ended December 31, 2017 and 2016, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2017, salesforce.com, inc. at The Landmark at One Market accounted for 7.9% of total annualized base rent. Three other tenants (Autodesk, Inc., Kmart, and Lowe's) comprise 9.7% of our total annualized base rent at December 31, 2017, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2017 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 13. OPERATING LEASES
At December 31, 2017, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2017, we had approximately 813 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we had approximately 1,844 leases with residential tenants at December 31, 2017, excluding Santa Fe Park RV Resort.
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
As of December 31, 2017, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2018	$172,669
2019	145,167
2020	121,451
2021	98,773
2022	79,924
Thereafter	191,215
Total	$809,199
The above future minimum rentals exclude residential leases, which are typically range from seven to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Minimum rents
Retail	$76,201	$74,050	$72,999
Office	93,128	90,281	87,125
Multifamily	40,217	26,962	18,137
Mixed-Use	10,564	10,616	10,313
Cost reimbursement	34,267	33,610	30,796
Percentage rent	3,214	3,096	2,834
Hotel revenue	39,545	39,371	38,191
Other	1,667	1,512	1,492
Total rental income	$298,803	$279,498	$261,887
Minimum rents include $0.8 million, $0.8 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.3 million, $3.5 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rental operating	$34,944	$31,709	$27,611
Hotel operating	24,254	23,607	23,112
Repairs and maintenance	13,136	12,705	11,503
Marketing	2,053	2,117	2,104
Rent	3,119	2,925	2,511
Hawaii excise tax	4,454	4,511	4,408
Management fees	2,046	1,979	1,938
Total rental expenses	$84,006	$79,553	$73,187
NOTE 15. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest and investment income	$548	$72	$90
Income tax expense	(214)	(566)	(295)
Other non-operating income	—	126	108
Total other income (expense)	$334	$(368)	$(97)

NOTE 16. RELATED PARTY TRANSACTIONS
At Torrey Reserve Campus, we previously leased space to ICW, an entity owned and controlled by Ernest Rady. Rental revenue recognized on the leases of $0.1 million, $2.2 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium was approximately $0.4 million for the period July 1, 2014 through July 1, 2015. We renewed this policy with ICW on July 1, 2015 and the premium was approximately $0.2 million for the period July 1, 2015 through July 1, 2016. We renewed this policy with ICW on July 1, 2016 and the premium was approximately $0.2 million for the period July 1, 2016 through July 1, 2017. We renewed this policy with ICW on June 30, 2017 and the premium is approximately $0.2 million for the period July 1, 2017 through July 1, 2018.

At Torrey Reserve Campus, we lease space to American Assets, Inc., an entity owned and controlled by Ernest Rady. Rental revenue recognized on the lease of $0.1 million for the year ended December 31, 2017 is included in rental income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady. For the years ending December 31, 2017, 2016 and 2015, we incurred approximately $0.1 million, $0.2 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
On March 9, 2015, we entered into a Common Stock Purchase Agreement with EIC, an entity owned and controlled by Ernest Rady. The Common Stock Purchase Agreement provided for the sale by us to EIC, in a private placement, of 200,000 shares of common stock at a price of $40.54 per share, resulting in gross proceeds to us of approximately $8.1 million. The price per share paid by EIC was equal to the closing price of a share of our common stock on the New York Stock Exchange on the date of the Common Stock Purchase Agreement.
As of December 31, 2017, Mr. Rady and his affiliates owned approximately 12.2% of our outstanding common stock and 23.1% of our outstanding common units, which together represent an approximate 35.2% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.0 million, $0.9 million and $1.0 million were made for the years ended December 31, 2017, 2016 and 2015, respectively, and included in rental expenses on the statements of income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Retail
Property revenue	$103,968	$100,982	$98,795
Property expense	(28,524)	(27,934)	(25,672)
Segment profit	75,444	73,048	73,123
Total Office
Property revenue	105,694	103,254	97,651
Property expense	(33,120)	(31,839)	(28,843)
Segment profit	72,574	71,415	68,808
Total Multifamily
Property revenue	43,533	29,188	19,455
Property expense	(17,898)	(12,498)	(8,334)
Segment profit	25,635	16,690	11,121
Total Mixed-Use
Property revenue	61,788	61,664	59,722
Property expense	(37,135)	(35,660)	(35,157)
Segment profit	24,653	26,004	24,565
Total segments’ profit	$198,306	$187,157	$177,617
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total segments' profit	$198,306	$187,157	$177,617
General and administrative	(21,382)	(17,897)	(20,074)
Depreciation and amortization	(83,278)	(71,319)	(63,392)
Interest expense	(53,848)	(51,936)	(47,260)
Gain on sale of real estate	—	—	7,121
Other income (expense), net	334	(368)	(97)
Net income	40,132	45,637	53,915
Net income attributable to restricted shares	(241)	(189)	(168)
Net income attributable to unitholders in the Operating Partnership	(10,814)	(12,863)	(15,238)
Net income attributable to American Assets Trust, Inc. stockholders	$29,077	$32,585	$38,509

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2017	December 31, 2016
Net real estate
Retail	$658,654	$629,261
Office	813,121	813,414
Multifamily	424,044	203,014
Mixed-Use	180,888	185,857
	$2,076,707	$1,831,546
Secured Notes Payable (1)
Retail	$35,737	$36,424
Office	170,408	206,550
Multifamily	73,744	73,744
Mixed-Use	—	130,310
	$279,889	$447,028
Capital Expenditures (2)
Retail	$10,412	$13,371
Office	35,023	46,476
Multifamily	6,318	2,463
Mixed-Use	670	895
	$52,423	$63,205

(1)	Excludes unamortized fair market value adjustments and debt issuance costs of $0.3 million and $1.8 million as of December 31, 2017 and 2016, respectively.

(2)	Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2017 and 2016 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$81,746	$82,339	$77,106	$73,792
Operating income	23,792	26,477	20,048	23,329
Net income	9,731	12,505	7,588	10,308
Net income attributable to restricted shares	(60)	(60)	(61)	(60)
Net income attributable to unitholders in the Operating Partnership	(2,594)	(3,351)	(2,008)	(2,861)
Net income attributable to American Assets Trust, Inc. stockholders	$7,077	$9,094	$5,519	$7,387
Net income per share attributable to common stockholders - basic and diluted	$0.15	$0.19	$0.12	$0.16

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$76,562	$75,976	$71,819	$70,731
Operating income	25,110	25,484	23,704	23,643
Net income	12,408	11,858	10,650	10,721
Net income attributable to restricted shares	(61)	(42)	(43)	(43)
Net income attributable to unitholders in the Operating Partnership	(3,486)	(3,342)	(3,008)	(3,027)
Net income attributable to American Assets Trust, Inc. stockholders	$8,861	$8,474	$7,599	$7,651
Net income per share attributable to common stockholders - basic and diluted	$0.19	$0.19	$0.17	$0.17

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2017 and 2016 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$81,746	$82,339	$77,106	$73,792
Operating income	23,792	26,477	20,048	23,329
Net income	9,731	12,505	7,588	10,308
Net income attributable to restricted shares	(60)	(60)	(61)	(60)
Net income attributable to American Assets Trust, L.P. unit holders	$9,671	$12,445	$7,527	$10,248
Net income per unit attributable to unit holders - basic and diluted	$0.15	$0.19	$0.12	$0.16

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$76,562	$75,976	$71,819	$70,731
Operating income	25,110	25,484	23,704	23,643
Net income	12,408	11,858	10,650	10,721
Net income attributable to restricted shares	(61)	(42)	(43)	(43)
Net income attributable to American Assets Trust, L.P. unit holders	$12,347	$11,816	$10,607	$10,678
Net income per unit attributable to common unit holders - basic and diluted	$0.19	$0.19	$0.17	$0.17

NOTE 19. SUBSEQUENT EVENTS
Second Amended and Restated Credit Agreement
On January 9, 2018, we entered into a the Second Amended and Restated Credit Facility, which amended and restated the Prior Credit Agreement. The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the Prior Credit Agreement in place as of December 31, 2017.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan A matures on January 9, 2019. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.

Third Amendment to Term Loan Agreement
On January 9, 2018, we entered into the Third Amendment to the Term Loan Agreement, which maintains the seven-year $150 million unsecured term loan (Term Loan B and Term Loan C) to the Operating Partnership that matures on March 1, 2023. Effective as of March 1, 2018, borrowings under the Term Loan Agreement with respect to the $150mm Term Loan bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on the Operating Partnership’s consolidated leverage ratio, or (2) a base rate equal to the highest of (a)

0%, (b) the prime rate, (c) the federal funds rate plus 50 bps or (d) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.70% to 1.35% based on the Operating Partnership’s consolidated leverage ratio. The foregoing rates are intended to be more favorable than previously contained in the Term Loan Agreement. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2017	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2017		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$14,405	$26,816	$123,279	$(54,036)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	12,737	4,200	12,737	(7,807)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	29,003	31,035	85,662	(38,406)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	29,902	27,117	117,767	(57,704)	1967/1984/2006	4/8/2004	35 years
Gateway Marketplace	—	17,363	21,644	335	17,363	21,979	(376)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	165	8,238	12,519	(2,036)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	28,302	597	27,705	(2,229)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	13,067	8,620	24,329	(15,578)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	(6)	14,006	10,798	(4,058)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	35,737	40,980	38,842	2,684	40,980	41,526	(9,423)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	11,036	4,401	11,036	(6,985)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	60,654	70,643	172,462	(67,176)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	24,590	25,135	215,588	(36,352)	1987	8/21/2012	40 years
First & Main	—	14,697	109,739	7,340	14,697	117,079	(24,671)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	9,080	34,575	150,276	(35,214)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	58,221	11,845	126,437	(22,424)	1940-2015	7/1/2011	40 years
One Beach Street	21,900	15,332	18,017	2,628	15,332	20,645	(4,174)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	10,721	7,111	17,100	5,243	7,111	22,343	(4,659)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	—	7,298	27,887	2,697	7,298	30,584	(6,680)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	46,557	5,408	45,244	(14,753)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	20,023	3,263	—	22,929	4,309	21,883	(10,942)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	34,139	4,226	33,198	(13,134)	1996-1997	6/6/1989	40 years
Pacific VC	6,764	1,413	—	9,451	2,148	8,716	(4,557)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,742	911	1,546	(866)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	7,960	682	7,278	(1,184)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	3,508	1,017	2,491	(153)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	13,937	2,188	11,749	(605)	2015	6/6/1989	40 years
Imperial Beach Gardens	—	1,281	4,820	4,571	1,281	9,391	(7,867)	1959/2008	7/31/1985	30 years
Loma Palisades	73,744	14,000	16,570	25,126	14,051	41,645	(26,518)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	1,449	2,744	5,989	(3,168)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	834	401	1,762	(1,446)	1971/2007-2008	6/1/1979	30 years
Pacific Ridge Apartments	—	47,971	178,497	144	47,971	178,641	(4,823)	2013	4/28/2017	30 years
Hassalo on Eighth - Multifamily	—	—	—	177,642	6,220	171,422	(13,654)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	441	45,995	75,384	(16,406)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	1,460	30,640	61,489	(16,214)	2008/2014	1/19/2011	35 years
Solana Beach - Highway 101 Land	—	7,847	202	796	8,845	—	(189)	N/A	9/20/2011	N/A
Torrey Point	—	2,073	741	39,152	6,145	35,821	(964)	N/A	5/9/1997	N/A

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2017	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2017		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
	$279,889	$518,672	$1,391,485	$703,981	$555,738	$2,058,400	$(537,431)
(1) For Federal tax purposes, the aggregate tax basis is approximately $1.9 billion as of December 31, 2017.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Real estate assets
Balance, beginning of period	$2,301,006	2,246,028	2,136,824
Additions:
Property acquisitions	270,602	—	—
Improvements	44,755	59,199	119,719
Deductions:
Cost of Real Estate Sold	—	—	(7,396)
Other (1)	(2,225)	(4,221)	(3,119)
Balance, end of period	$2,614,138	$2,301,006	$2,246,028
Accumulated depreciation
Balance, beginning of period	$469,460	$411,166	$361,424
Additions—depreciation	70,196	62,515	54,534
Deductions:
Cost of Real Estate Sold	—	—	(2,334)
Other (1)	(2,225)	(4,221)	(2,458)
Balance, end of period	$537,431	$469,460	$411,166

(1)	Other deductions for the years ended December 31, 2017, 2016 and 2015 represent the write-off of fully depreciated assets.