Form 10-Q
period 2018-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2018-05-04
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 47,203,484 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2018 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2018, American Assets Trust, Inc. owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,539,491	$2,536,474
Construction in progress	74,447	68,272
Held for development	9,392	9,392
	2,623,330	2,614,138
Accumulated depreciation	(568,348)	(537,431)
Net real estate	2,054,982	2,076,707
Cash and cash equivalents	55,336	82,610
Restricted cash	9,889	9,344
Accounts receivable, net	8,797	9,869
Deferred rent receivables, net	39,279	38,973
Other assets, net	45,283	42,361
TOTAL ASSETS	$2,213,566	$2,259,864
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$205,486	$279,550
Unsecured notes payable, net	1,045,178	1,045,470
Unsecured line of credit, net	33,031	—
Accounts payable and accrued expenses	43,507	38,069
Security deposits payable	8,683	6,570
Other liabilities and deferred credits, net	48,348	46,061
Total liabilities	1,384,233	1,415,720
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,203,484 and 47,204,588 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	473	473
Additional paid-in capital	919,793	919,066
Accumulated dividends in excess of net loss/income	(110,550)	(97,280)
Accumulated other comprehensive income	13,324	11,451
Total American Assets Trust, Inc. stockholders’ equity	823,040	833,710
Noncontrolling interests	6,293	10,434
Total equity	829,333	844,144
TOTAL LIABILITIES AND EQUITY	$2,213,566	$2,259,864
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2018	2017
REVENUE:
Rental income	$76,201	$70,040
Other property income	4,531	3,752
Total revenue	80,732	73,792
EXPENSES:
Rental expenses	20,420	19,859
Real estate taxes	8,546	7,536
General and administrative	5,567	5,082
Depreciation and amortization	33,279	17,986
Total operating expenses	67,812	50,463
OPERATING INCOME	12,920	23,329
Interest expense	(13,820)	(13,331)
Other income, net	209	310
NET (LOSS) INCOME	(691)	10,308
Net loss (income) attributable to restricted shares	72	(60)
Net loss (income) attributable to unitholders in the Operating Partnership	166	(2,861)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$(453)	$7,387

(LOSS) EARNINGS PER COMMON SHARE
(Loss) earnings per common share, basic	$(0.01)	$0.16
Weighted average shares of common stock outstanding - basic	46,935,820	46,173,788

(Loss) earnings per common share, diluted	$(0.01)	$0.16
Weighted average shares of common stock outstanding - diluted	46,935,820	64,062,610

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.26

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(691)	$10,308
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	2,861	(996)
Reclassification of amortization of forward-starting swap included in interest expense	(320)	(145)
Comprehensive income	1,850	9,167
Comprehensive income attributable to non-controlling interest	(502)	(2,484)
Comprehensive income attributable to American Assets Trust, Inc.	$1,348	$6,683

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2017	47,204,588	$473	$919,066	$(97,280)	$11,451	$10,434	$844,144
Net loss	—	—	—	(525)	—	(166)	(691)
Forfeiture of restricted stock	(1,104)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,745)	—	(4,643)	(17,388)
Stock-based compensation	—	—	727	—	—	—	727
Other comprehensive income (loss) - change in value of interest rate swaps	—	—	—	—	2,107	754	2,861
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2018	47,203,484	$473	$919,793	$(110,550)	$13,324	$6,293	$829,333
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(691)	$10,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	47	(1,007)
Depreciation and amortization	33,279	17,986
Amortization of debt issuance costs and debt fair value adjustments	446	1,716
Stock-based compensation expense	727	639
Settlement of derivative instruments	—	10,430
Other noncash interest expense	(320)	(145)
Other, net	2,031	796
Changes in operating assets and liabilities
Change in accounts receivable	577	1,726
Change in other assets	(337)	(1,038)
Change in accounts payable and accrued expenses	5,434	5,834
Change in security deposits payable	2,113	81
Change in other liabilities and deferred credits	666	279
Net cash provided by operating activities	43,972	47,605
INVESTING ACTIVITIES
Capital expenditures	(10,138)	(7,253)
Leasing commissions	(1,227)	(902)
Deposit on property acquisition	—	(5,000)
Net cash used in investing activities	(11,365)	(13,155)
FINANCING ACTIVITIES
Repayment of secured notes payable	(74,116)	(130,795)
Proceeds from unsecured line of credit	35,000	—
Repayment of unsecured line of credit	—	(20,000)
Proceeds from unsecured notes payable	—	250,000
Debt issuance costs	(2,656)	(1,812)
Proceeds from issuance of common stock, net	(176)	30,075
Dividends paid to common stock and unitholders	(17,388)	(16,723)
Net cash provided by (used in) financing activities	(59,336)	110,745
Net increase in cash and cash equivalents	(26,729)	145,195
Cash, cash equivalents and restricted cash, beginning of period	91,954	54,751
Cash, cash equivalents and restricted cash, end of period	$65,225	$199,946

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$55,336	$190,110
Restricted cash	9,889	9,836
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$65,225	$199,946
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,539,491	$2,536,474
Construction in progress	74,447	68,272
Held for development	9,392	9,392
	2,623,330	2,614,138
Accumulated depreciation	(568,348)	(537,431)
Net real estate	2,054,982	2,076,707
Cash and cash equivalents	55,336	82,610
Restricted cash	9,889	9,344
Accounts receivable, net	8,797	9,869
Deferred rent receivables, net	39,279	38,973
Other assets, net	45,283	42,361
TOTAL ASSETS	$2,213,566	$2,259,864
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$205,486	$279,550
Unsecured notes payable, net	1,045,178	1,045,470
Unsecured line of credit, net	33,031	—
Accounts payable and accrued expenses	43,507	38,069
Security deposits payable	8,683	6,570
Other liabilities and deferred credits	48,348	46,061
Total liabilities	1,384,233	1,415,720
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,194,980 and 17,194,980 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,326	6,135
General partner's capital, 47,203,484 and 47,204,588 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	809,716	822,259
Accumulated other comprehensive income	18,291	15,750
Total capital	829,333	844,144
TOTAL LIABILITIES AND CAPITAL	$2,213,566	$2,259,864

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2018	2017
REVENUE:
Rental income	$76,201	$70,040
Other property income	4,531	3,752
Total revenue	80,732	73,792
EXPENSES:
Rental expenses	20,420	19,859
Real estate taxes	8,546	7,536
General and administrative	5,567	5,082
Depreciation and amortization	33,279	17,986
Total operating expenses	67,812	50,463
OPERATING INCOME	12,920	23,329
Interest expense	(13,820)	(13,331)
Other income, net	209	310
NET (LOSS) INCOME	(691)	10,308
Net loss (income) attributable to restricted shares	72	(60)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$(619)	$10,248

(LOSS) EARNINGS PER UNIT - BASIC
(Loss) earnings per unit, basic	$(0.01)	$0.16
Weighted average units outstanding - basic	64,130,800	64,062,610

(LOSS) EARNINGS PER UNIT - DILUTED
(Loss) earnings per unit, diluted	$(0.01)	$0.16
Weighted average units outstanding - diluted	64,130,800	64,062,610

DISTRIBUTIONS PER UNIT	$0.27	$0.26

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(691)	$10,308
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	2,861	(996)
Reclassification of amortization of forward-starting swap included in interest expense	(320)	(145)
Comprehensive income	1,850	9,167
Comprehensive income attributable to Limited Partners	(502)	(2,484)
Comprehensive income attributable to General Partner	$1,348	$6,683

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2017	17,194,980	$6,135	47,204,588	$822,259	$15,750	$844,144
Net loss	—	(166)	—	(525)	—	(691)
Forfeiture of restricted units	—	—	(1,104)	—	—	—
Distributions	—	(4,643)	—	(12,745)	—	(17,388)
Stock-based compensation	—	—	—	727	—	727
Other comprehensive income (loss) - change in value of interest rate swap	—	—	—	—	2,861	2,861
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2018	17,194,980	$1,326	47,203,484	$809,716	$18,291	$829,333

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(691)	$10,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	47	(1,007)
Depreciation and amortization	33,279	17,986
Amortization of debt issuance costs and debt fair value adjustments	446	1,716
Stock-based compensation expense	727	639
Settlement of derivative instruments	—	10,430
Other noncash interest expense	(320)	(145)
Other, net	2,031	796
Changes in operating assets and liabilities
Change in accounts receivable	577	1,726
Change in other assets	(337)	(1,038)
Change in accounts payable and accrued expenses	5,434	5,834
Change in security deposits payable	2,113	81
Change in other liabilities and deferred credits	666	279
Net cash provided by operating activities	43,972	47,605
INVESTING ACTIVITIES
Capital expenditures	(10,138)	(7,253)
Leasing commissions	(1,227)	(902)
Deposit on property acquisition	—	(5,000)
Net cash used in investing activities	(11,365)	(13,155)
FINANCING ACTIVITIES
Repayment of secured notes payable	(74,116)	(130,795)
Proceeds from unsecured line of credit	35,000	—
Repayment of unsecured line of credit	—	(20,000)
Proceeds from unsecured notes payable	—	250,000
Debt issuance costs	(2,656)	(1,812)
Contributions from American Assets Trust, Inc.	(176)	30,075
Distributions	(17,388)	(16,723)
Net cash provided by (used in) financing activities	(59,336)	110,745
Net increase in cash and cash equivalents	(26,729)	145,195
Cash, cash equivalents and restricted cash, beginning of period	91,954	54,751
Cash, cash equivalents and restricted cash, end of period	$65,225	$199,946

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$55,336	$190,110
Restricted cash	9,889	9,836
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$65,225	$199,946
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
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
We are a full service vertically integrated and self-administered REIT with approximately 195 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2018, we owned or had a controlling interest in 26 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2018, we owned land at four of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
Torrey Reserve Campus	Lloyd District Portfolio
Solana Beach Corporate Centre	City Center Bellevue
The Landmark at One Market
One Beach Street
First & Main

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
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
March 31, 2018
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2017.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information
Total interest costs incurred	$14,277	$13,702
Interest capitalized	$457	$371
Interest expense	$13,820	$13,331
Cash paid for interest, net of amounts capitalized	$14,059	$10,708
Cash paid for income taxes	$31	$46
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(706)	$577
Accrued leasing commissions	$710	$193
Reduction to capital for prepaid offering costs	$176	$—

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the adoption of the accounting standards during the first quarter of 2018 as discussed below, there have been no changes to our significant accounting policies during the three months ended March 31, 2018.
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
March 31, 2018
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
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-2, Leases. This pronouncement is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which we are the lessee. In addition, this pronouncement will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of March 31, 2018, the remaining contractual payments under lease agreements for which we are the lessee aggregated approximately $37.5 million.

As a lessor, under current accounting standards, we recognize rental revenue from our operating leases on a straight-line basis over the respective lease terms. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.  Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. We recognize these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

Under this pronouncement, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). In March 2018, the FASB approved an amendment to the lease ASU that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We plan to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach. We continue to evaluate the impact this pronouncement will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. We adopted the provisions of the ASU effective January 1, 2018 using the modified retrospective approach. As discussed above, leases are specifically excluded from this and will be governed by the applicable lease codification..

We evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts recognized or the pattern of recognition. This evaluation included revenues from the hotel portion of our mixed-use property, parking income and excise taxes charged to customers. Therefore, the adoption of this ASU did not result in an adjustment to our retained earnings on January 1, 2018.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
In-place leases	$48,442	$54,206
Accumulated amortization	(40,699)	(45,835)
Above market leases	21,262	21,262
Accumulated amortization	(20,306)	(20,084)
Acquired lease intangible assets, net	$8,699	$9,549
Below market leases	$67,348	$67,423
Accumulated accretion	(38,103)	(37,241)
Acquired lease intangible liabilities, net	$29,245	$30,182
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

The fair value of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive (loss) income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

We incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,224	$—	$1,224	$—	$1,156	$—	$1,156
Interest rate swap asset	$—	$7,941	$—	$7,941	$—	$5,091	$—	$5,091
Interest rate swap liability	$—	$—	$—	$—	$—	$10	$—	$10
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.8% to 4.9%.
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

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$205,486	$210,402	$279,550	$286,156
Unsecured term loans, net	$248,430	$250,000	$248,839	$250,000
Unsecured senior guaranteed notes, net	$796,748	$786,549	$796,631	$802,699
Unsecured line of credit, net	$33,031	$35,000	$—	$—
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
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2018 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$228
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$5,116
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$2,597
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable.
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, counter party credit risk and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Leasing commissions, net of accumulated amortization of $29,689 and $28,318, respectively	$21,089	$20,633
Interest rate swap asset	7,941	5,091
Acquired above market leases, net	956	1,178
Acquired in-place leases, net	7,743	8,371
Lease incentives, net of accumulated amortization of $171 and $136, respectively	881	916
Other intangible assets, net of accumulated amortization of $1,112 and $1,115, respectively	214	227
Prepaid expenses and other	6,459	5,945
Total other assets	$45,283	$42,361
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Acquired below market leases, net	$29,245	$30,182
Prepaid rent and deferred revenue	10,253	8,429
Interest rate swap liability	—	10
Deferred rent expense and lease intangible	2,248	1,670
Deferred compensation	1,224	1,156
Deferred tax liability	123	123
Straight-line rent liability	5,188	4,428
Other liabilities	67	63
Total other liabilities and deferred credits, net	$48,348	$46,061
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) amended and restated credit facility, (ii) term loans and (iii) senior guaranteed notes. Additionally, American Assets Trust, Inc. has provided carve-out guarantees on certain property-level mortgage debt.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of March 31, 2018 and December 31, 2017 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2018	December 31, 2017	as of March 31, 2018
Loma Palisades (1)(2)	—	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	19,925	20,023	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,731	6,764	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	10,665	10,721	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	35,552	35,737	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	205,773	279,889
Debt issuance costs, net of accumulated amortization of $798 and $1,191, respectively	(287)	(339)
Total Secured Notes Payable Outstanding	$205,486	$279,550

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 30, 2018.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of March 31, 2018, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2018 and December 31, 2017 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2018	December 31, 2017	as of March 31, 2018
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
	1,050,000	1,050,000
Debt issuance costs, net of accumulated amortization of $6,159 and $5,866, respectively	(4,822)	(4,530)
Total Unsecured Notes Payable	$1,045,178	$1,045,470

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

(3)
The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan B at approximately 3.15% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan B is approximately 2.75%, subject to adjustments based on our consolidated leverage ratio.

(4)
The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan C at approximately 3.14% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan C is approximately 2.74%, subject to adjustments based on our consolidated leverage ratio.

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

Certain loans require us to comply with various financial covenants. As of March 31, 2018, the Operating Partnership was in compliance with these financial covenants.

On January 9, 2018, we entered into the Third Amendment to the Term Loan Agreement (as so amended, the "Term Loan Agreement"), which maintains the seven-year $150 million unsecured term loan (referred to herein as Term Loan B and Term Loan C) to the Operating Partnership that matures on March 1, 2023 (the “$150mm Term Loan”). Effective as of March 1, 2018, borrowings under the Term Loan Agreement with respect to the $150mm Term Loan bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on the Operating Partnership’s consolidated leverage ratio, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps or (d) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.70% to 1.35% based on the Operating Partnership’s consolidated leverage ratio. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2018, there was $35 million outstanding under the Revolver Loan with approximately $2.0 million of debt issuance costs, net.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the three months ended March 31, 2018, the weighted average interest rate on the Revolver Loan was 3.40%.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan A matures on January 9, 2019 with no further extension options. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.
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
The Second Amended and Restated Credit Facility provides that our annual distributions may not exceed the greater of (1) 95% of our funds from operation ("FFO") or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
As of March 31, 2018, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,194,980 common units (the “noncontrolling common units”), and represented approximately 26.8% of the ownership interests in our Operating Partnership at March 31, 2018. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2018, no common units were converted into shares of our common stock.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

(Loss) Earnings Per Unit of the Operating Partnership
Basic (loss) earnings per unit (“EPU”) of the Operating Partnership is computed by dividing income applicable to unitholders by the weighted average Operating Partnership units outstanding, as adjusted for the effect of participating securities. Operating Partnership units granted in equity-based payment transactions that have non-forfeitable dividend equivalent rights are considered participating securities prior to vesting. The impact of unvested Operating Partnership unit awards on EPU has been calculated using the two-class method whereby earnings are allocated to the unvested Operating Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings.
For the three months ended March 31, 2018, shares associated with convertible securities were not included because the inclusion would be anti-dilutive. The calculation of diluted EPU for the three month periods ended March 31, 2017 does not include the weighted average of 232,099 unvested Operating Partnership units, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2018, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2018, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2018:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2018	$0.27	January 1, 2018 to March 31, 2018	March 29, 2018
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2018:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	268,768	$29.89
Granted	—	—
Vested	—	—
Forfeited	(1,104)	$29.71
Nonvested at March 31, 2018	267,664	$29.89
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.7 million and $0.6 million in noncash compensation expense for the three month periods ended March 31, 2018 and 2017, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive (loss) income. Unrecognized compensation expense was $3.3 million at March 31, 2018.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 263,606 and 232,099 for the three months ended March 31, 2018 and 2017, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights. For the three months ended March 31, 2018, shares associated with convertible securities were not included because the inclusion would be anti-dilutive.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2018, shares associated with convertible securities were not included because the inclusion would be anti-dilutive. For the three months ended March 31, 2017, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
NUMERATOR
Net (loss) income from operations	$(691)	$10,308
Less: Net loss (income) attributable to restricted shares	72	(60)
Less: Loss (income) from operations attributable to unitholders in the Operating Partnership	166	(2,861)
(Loss) income from continuing operations attributable to American Assets Trust, Inc. common stockholders—basic	(453)	7,387
Net (loss) income attributable to common stockholders—basic	$(453)	$7,387
(Loss) income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$(453)	$7,387
Plus: Income from operations attributable to unitholders in the Operating Partnership	—	2,861
(Loss) income from continuing operations attributable to common stockholders—diluted	(453)	10,248
Net (loss) income attributable to common stockholders—diluted	$(453)	$10,248
DENOMINATOR
Weighted average common shares outstanding—basic	46,935,820	46,173,788
Effect of dilutive securities—conversion of Operating Partnership units	—	17,888,822
Weighted average common shares outstanding—diluted	46,935,820	64,062,610

(Loss) earnings per common share, basic	$(0.01)	$0.16
(Loss) earnings per common share, diluted	$(0.01)	$0.16
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
A deferred tax liability is included in our consolidated balance sheets of $0.1 million as of March 31, 2018 and December 31, 2017, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax benefit is recorded in other income, net on our consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2018 and 2017, we recorded income tax benefit of $0.1 million and $0.2 million, respectively.
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
March 31, 2018
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
Commitments
At the Landmark at One Market, we lease (the "Annex Lease"), as lessee, a building adjacent to the Landmark at One Market under an operating lease effective through June 30, 2021, which we have the option to extend until 2031 by way of two five-year extension options.
At Waikiki Beach Walk, we sublease (the "FHB Sublease") a portion of the building of which Quiksilver is currently in possession, under an operating lease effective through December 31, 2021.
Current minimum annual payments under the leases are as follows, as of March 31, 2018 (in thousands):

Year Ending December 31,
2018 (nine months ending December 31, 2018)	$2,464
2019	3,347
2020	3,422
2021	3,460	(1)
2022	2,613
Thereafter	22,210
Total	$37,516

(1)
Lease payments on the Annex Lease will be equal to fair rental value from July 2021 through the end of the extended lease term. In the table above, we have shown the option lease payments for this period based on the stated rate for the month of June 2021 of $217,744.

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.5 million based on operating performance through March 31, 2018.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 32.4% of total revenues for the three months ended March 31, 2018. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 33.2% of total revenues for the three months ended March 31, 2018. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2018 and 2017, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
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
As of March 31, 2018, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2018 (nine months ending December 31, 2018)	$130,747
2019	159,736
2020	139,343
2021	116,692
2022	97,455
Thereafter	241,894
Total	$885,867

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Minimum rents
Retail	$19,654	$18,534
Office	23,306	23,122
Multifamily	11,486	7,235
Mixed-use	2,825	2,561
Cost reimbursement	8,342	7,888
Percentage rent	436	455
Hotel revenue	9,783	9,865
Other	369	380
Total rental income	$76,201	$70,040
Minimum rents include $(0.8) million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.7 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Rental operating	$8,660	$8,073
Hotel operating	6,032	6,551
Repairs and maintenance	3,001	2,531
Marketing	412	436
Rent	794	757
Hawaii excise tax	1,033	1,025
Management fees	488	486
Total rental expenses	$20,420	$19,859
NOTE 14. OTHER INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest and investment income	$140	$147
Income tax benefit	65	163
Other non-operating income	4	—
Total other income, net	$209	$310
NOTE 15. RELATED PARTY TRANSACTIONS

We maintain a workers' compensation insurance policy with Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. The workers' compensation policy was renewed on July 1, 2016 and the premium was approximately $0.2 million for the period from July 1, 2016 through July 1, 2017. We renewed this policy with ICW during the second quarter of 2017 and the premium is approximately $0.2 million for the period from July 1, 2017 through July 1, 2018.

During the first quarter of 2018, we signed a lease agreement with EDisability, LLC, an entity majority owned and controlled by Mr. Rady, for office space at Torrey Reserve Campus. Rent commences on June 1, 2018 for an initial lease term of five years at an average annual rental rate of $0.2 million. Rental revenue recognized on the lease will be included in rental income on the statements of comprehensive (loss) income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, are included in rental expenses on the statements of comprehensive (loss) income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2018	2017
Total Retail
Property revenue	$26,157	$24,791
Property expense	(6,811)	(6,691)
Segment profit	19,346	18,100
Total Office
Property revenue	26,770	25,990
Property expense	(8,013)	(7,801)
Segment profit	18,757	18,189
Total Multifamily
Property revenue	12,424	7,891
Property expense	(4,997)	(3,211)
Segment profit	7,427	4,680
Total Mixed-Use
Property revenue	15,381	15,120
Property expense	(9,145)	(9,692)
Segment profit	6,236	5,428
Total segments’ profit	$51,766	$46,397

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2018
(Unaudited)

The following table is a reconciliation of segment profit to net (loss) income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2018	2017
Total segments’ profit	$51,766	$46,397
General and administrative	(5,567)	(5,082)
Depreciation and amortization	(33,279)	(17,986)
Interest expense	(13,820)	(13,331)
Other income, net	209	310
Net (loss) income	(691)	10,308
Net loss (income) attributable to restricted shares	72	(60)
Net loss (income) attributable to unitholders in the Operating Partnership	166	(2,861)
Net (loss) income attributable to American Assets Trust, Inc. stockholders	$(453)	$7,387
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2018	December 31, 2017
Net Real Estate
Retail	$644,573	$658,654
Office	809,621	813,121
Multifamily	421,101	424,044
Mixed-Use	179,687	180,888
	$2,054,982	$2,076,707
Secured Notes Payable (1)
Retail	$35,552	$35,737
Office	170,221	170,408
Multifamily	—	73,744
Mixed-Use	—	—
	$205,773	$279,889

(1)	Excludes debt issuance costs of $0.3 million for each of the periods ending March 31, 2018 and December 31, 2017, respectively.

Capital expenditures for each segment for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Capital Expenditures (1)
Retail	$2,229	$1,246
Office	7,373	6,360
Multifamily	1,609	459
Mixed-Use	154	90
	$11,365	$8,155

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2017.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2018, our portfolio was comprised of twelve retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of March 31, 2018, we owned land at four of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of March 31, 2018. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017. We have not made any material changes to these policies during the periods covered by this report, other than those described in Footnote 1.

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

Below is a summary of our same-store composition for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, Waikele Center was transferred out of same-store properties due to significant redevelopment activity. For the three months ended March 31, 2018, Pacific Ridge Apartments and Gateway Marketplace were classified as non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively, when compared to the designations for the three months ended March 31, 2017. Torrey Reserve Campus, Hassalo on Eighth - Retail and Hassalo on Eighth - Multifamily were reclassified to same-store properties when compared to the designations for the three months ended March 31, 2017 as the entities became stabilized after their construction periods.

In our determination of same-store and redevelopment same-store properties for the three months ended March 31, 2018, Waikele Center has been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income increased approximately 2.9% for the three months ended March 31, 2018 compared to the same period in 2017. Retail redevelopment same-store net operating income increased approximately 2.8% for the three months ended March 31, 2018 compared to the same period in 2017.

	Three Months Ended March 31,
	2018	2017
Same-Store	23	21
Non-Same Store	3	3
Total Properties	26	24

Redevelopment Same-Store	24	22

Total Development Properties	4	4

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

During the three months ended March 31, 2018, we signed 22 retail leases for a total of 47,468 square feet of retail space including 43,241 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of 4.2% and an average rental rate increase on a GAAP basis of 7.7%. New retail leases for comparable spaces were signed for 8,077 square feet at an average rental rate decrease on a cash and GAAP basis of 21.8% and 14.8%, respectively. Renewals for comparable retail spaces were signed for 35,164 square feet at an average rental rate increase on a cash basis of 1.7% and an average rental rate increase on a GAAP basis of 15.5%. Tenant improvements and incentives were $46.68 per square foot of retail space for comparable new leases for the three months ended March 31, 2018, mainly attributed to tenants at Carmel Mountain Plaza.

During the three months ended March 31, 2018, we signed 23 office leases for a total of 245,081 square feet of office space including 207,056 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 11.6% and 29.8%, respectively. New office leases for comparable spaces were signed for 120,813 square feet at an average rental rate increase on a cash and GAAP basis of 21.9% and 46.6%, respectively. Renewals for comparable office spaces were signed for 86,243 square feet at an average rental rate increase on a cash and GAAP basis of 3.0% and 16.1%, respectively. Tenant improvements and incentives were $78.76 per square foot of office space for comparable new leases for the three months ended March 31, 2018, mainly attributed to tenants at City Center Bellevue and the Landmark at One Market.

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

The leases signed in 2018 generally become effective over the following year, though some may not become effective until 2019 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2018, we believe our leasing volume will be in-line with our historical averages and result in overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $0.7 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.

We capitalized external and internal costs related to other property improvements combined of $8.7 million and $5.3 million for the three months ended March 31, 2018 and 2017, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017
The following summarizes our consolidated results of operations for the three months ended March 31, 2018 compared to our consolidated results of operations for the three months ended March 31, 2017. As of March 31, 2018, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2018, we owned land at four of our properties that we classified as held for development and/or construction in progress. As of March 31, 2017, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2018	2017
Revenues
Rental income	$76,201	$70,040	$6,161	9%
Other property income	4,531	3,752	779	21
Total property revenues	80,732	73,792	6,940	9
Expenses
Rental expenses	20,420	19,859	561	3
Real estate taxes	8,546	7,536	1,010	13
Total property expenses	28,966	27,395	1,571	6
Total property income	51,766	46,397	5,369	12
General and administrative	(5,567)	(5,082)	(485)	10
Depreciation and amortization	(33,279)	(17,986)	(15,293)	85
Interest expense	(13,820)	(13,331)	(489)	4
Other income, net	209	310	(101)	(33)
Net (loss) income	(691)	10,308	(10,999)	(107)
Net loss (income) attributable to restricted shares	72	(60)	132	(220)
Net loss (income) attributable to unitholders in the Operating Partnership	166	(2,861)	3,027	(106)
Net (loss) income attributable to American Assets Trust, Inc. stockholders	$(453)	$7,387	$(7,840)	(106)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.9 million, or 9%, to $80.7 million for the three months ended March 31, 2018 compared to $73.8 million for the three months ended March 31, 2017. The percentage leased was as follows for each segment as of March 31, 2018 and 2017:

	Percentage Leased (1)
	March 31,
	2018	2017
Retail	96.6%	96.9%
Office	94.6%	89.3%
Multifamily	92.7%	93.4%
Mixed-Use (2)	96.9%	94.1%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2018 or March 31, 2017, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $6.2 million, or 9%, to $76.2 million for the three months ended March 31, 2018 compared to $70.0 million for the three months ended March 31, 2017. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2018	2017			2018	2017
Retail	$25,808	$24,438	$1,370	6%	$20,218	$19,657	$561	3%
Office	24,979	24,686	293	1	24,973	24,628	345	1
Multifamily	11,535	7,245	4,290	59	7,517	7,245	272	4
Mixed-Use	13,879	13,671	208	2	13,879	13,671	208	2
	$76,201	$70,040	$6,161	9%	$66,587	$65,201	$1,386	2%

(1)
For this table and tables following, the same-store portfolio excludes: (i) the Pacific Ridge Apartments as it was acquired on April 28, 2017; (ii) Gateway Marketplace as it was acquired on July 6, 2017; (iii) Waikele Center due to significant redevelopment activity and (iv) land held for development.

Total retail rental revenue increased $1.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $1.0 million during the period. Same-store retail rental revenue increased $0.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to higher annualized base rents at Lomas Santa Fe Plaza and Del Monte Center.
Total multifamily rental revenue increased $4.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental revenue of approximately $4.0 million during the quarter. Same-store multifamily rental revenue increased $0.3 million compared to the three months ended March 31, 2017 due to an increase in occupancy at Hassalo on Eighth and higher average same-store base rent per unit of $1,746 for the three months ended March 31, 2018 compared to $1,703 for the three months ended March 31, 2017.
Other property income. Other property income increased $0.8 million, or 21%, to $4.5 million for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2018	2017			2018	2017
Retail	$349	$353	$(4)	(1)%	$78	$84	$(6)	(7)%
Office	1,791	1,304	487	37	1,753	1,321	432	33
Multifamily	889	646	243	38	772	645	127	20
Mixed-Use	1,502	1,449	53	4	1,502	1,449	53	4
	$4,531	$3,752	$779	21%	$4,105	$3,499	$606	17%
Office property income increased $0.5 million for the three months ended March 31, 2018 primarily due to lease termination fees for tenants at Torrey Reserve Campus, Lloyd District Portfolio and City Center Bellevue received during the three months ended March 31, 2018.
Multifamily other property income increased $0.2 million for the three months ended March 31, 2018 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other property income of approximately $0.1 million during the quarter. The increase is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the three months ended March 31, 2018.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.6 million, or 6%, to $29.0 million, for the three months ended March 31, 2018 compared to $27.4 million for the three months ended March 31, 2017.

Rental Expenses. Rental expenses increased $0.6 million, or 3%, to $20.4 million for the three months ended March 31, 2018 compared to $19.9 million for the three months ended March 31, 2017. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2018	2017			2018	2017
Retail	$3,450	$3,418	$32	1%	$2,813	$2,580	$233	9%
Office	5,097	5,052	45	1	4,965	4,872	93	2
Multifamily	3,452	2,365	1,087	46	2,593	2,364	229	10
Mixed-Use	8,421	9,024	(603)	(7)	8,421	9,024	(603)	(7)
	$20,420	$19,859	$561	3%	$18,792	$18,840	$(48)	—%
Same-store retail rental expenses increased $0.2 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in landscape maintenance and parking lot repairs expense during the quarter.
Multifamily rental expenses increased $1.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had rental expenses of approximately $0.9 million during the quarter.
Mixed-use rental expenses decreased $0.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to bad debt expense at the hotel portion of our mixed-use property during the quarter ended March 31, 2017 attributable to a bankruptcy filed by one of the hotel's travel agents.

Real Estate Taxes. Real estate taxes increased $1.0 million, or 13%, to $8.5 million for the three months ended March 31, 2018 compared to $7.5 million for the three months ended March 31, 2017. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2018	2017			2018	2017
Retail	$3,361	$3,273	$88	3%	$2,488	$2,584	$(96)	(4)%
Office	2,916	2,749	167	6	2,859	2,682	177	7
Multifamily	1,545	846	699	83	859	846	13	2
Mixed-Use	724	668	56	8	724	668	56	8
	$8,546	$7,536	$1,010	13%	$6,930	$6,780	$150	2%
Office real estate taxes increased $0.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in tax assessments for our office properties, of which approximately 90% is recoverable from tenants.
Multifamily real estate taxes increased $0.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had real estate taxes of approximately $0.7 million during the quarter.

Property Operating Income
Property operating income increased $5.4 million, or 12%, to $51.8 million for the three months ended March 31, 2018, compared to $46.4 million for the three months ended March 31, 2017. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2018	2017			2018	2017
Retail	$19,346	$18,100	$1,246	7%	$14,995	$14,577	$418	3%
Office	18,757	18,189	568	3	18,902	18,395	507	3
Multifamily	7,427	4,680	2,747	59	4,837	4,680	157	3
Mixed-Use	6,236	5,428	808	15	6,236	5,428	808	15
	$51,766	$46,397	$5,369	12%	$44,970	$43,080	$1,890	4%
Total retail property operating income increased $1.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017 and higher annualized base rents at same-store retail properties during the quarter.
Total multifamily property operating income increased $2.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017.
Mixed use property operating income increased $0.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in occupancy and decrease in bad debt expense at the hotel portion of our mixed-use property during the quarter.
Other
General and Administrative. General and administrative expenses increased $0.5 million, or 10%, to $5.6 million for the three months ended March 31, 2018, compared to $5.1 million for the three months ended March 31, 2017. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $15.3 million, or 85%, to $33.3 million for the three months ended March 31, 2018, compared to $18.0 million for the three months ended March 31, 2017. This increase was primarily due to an increase in depreciation expense at Waikele Center attributed to the redevelopment of the Kmart space.
Interest Expense. Interest expense increased $0.5 million, or 4%, to $13.8 million for the three months ended March 31, 2018, compared to $13.3 million for the three months ended March 31, 2017. This increase was primarily due to the closing of our offerings of Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017.
Other Income, Net. Other income, net decreased $0.1 million, or 33%, to $0.2 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017, primarily due to a decrease in tax benefit during the period attributed to our net loss position during the quarter and a decrease in the 2018 corporate tax rate.
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

As of March 31, 2018, the company owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2018, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of March 31, 2018, we had the capacity to issue up to an additional $176.2 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2018, we held $55.3 million in cash and cash equivalents.
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

Our overall capital requirements for the remainder of 2018 and first quarter 2019 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In February 2018, the Operating Partnership filed a universal shelf registration on Form S-3 ASR with the SEC which provided for the registration of an unspecified amount of debt securities by the Operating Partnership. However, there can be no assurance that the Operating Partnership will be able to complete any such offerings of debt securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017
Cash, cash equivalents, and restricted cash were $65.2 million and $199.9 million at March 31, 2018 and 2017, respectively.
Net cash provided by operating activities decreased $3.6 million to $44.0 million for the three months ended March 31, 2018 compared to $47.6 million for the three months ended March 31, 2017. The decrease in cash from operations was due to the settlements of the forward-starting interest rate swaps during the three months ended March 31 2017 in connection with the Series D Notes issued on March 1, 2017.
Net cash used in investing activities decreased $1.8 million to $11.4 million for the three months ended March 31, 2018 compared to $13.2 million for the three months ended March 31, 2017. The decrease was primarily due to the acquisition of Pacific Ridge Apartments on April 28, 2017.
Net cash provided by financing activities decreased $170.1 million to cash used of $59.3 million for the three months ended March 31, 2018 compared to cash provided of $110.7 million for the three months ended March 31, 2017. The decrease in cash provided by financing activities was primarily due to the closing of Series D Notes issued on March 1, 2017.
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
The following is a reconciliation of our NOI to net (loss) income for the three months ended March 31, 2018 and 2017 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2018	2017
Net operating income	$51,766	$46,397
General and administrative	(5,567)	(5,082)
Depreciation and amortization	(33,279)	(17,986)
Interest expense	(13,820)	(13,331)
Other income, net	209	310
Net (loss) income	$(691)	$10,308
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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2018 and 2017 to net (loss) income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2018	2017
Funds from Operations (FFO)
Net (loss) income	$(691)	$10,308
Plus: Real estate depreciation and amortization	33,279	17,986
Funds from operations	32,588	28,294
Less: Nonforfeitable dividends on incentive restricted stock awards	(71)	(59)
FFO attributable to common stock and units	$32,517	$28,235
FFO per diluted share/unit	$0.51	$0.44
Weighted average number of common shares and units, diluted (1)	64,134,497	64,066,561

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2018, we had $1,005.8 million of fixed rate debt outstanding with an estimated fair value of $997.0 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of March 31, 2018 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $23.6 million. If interest rates at March 31, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $47.3 million.
Variable Interest Rate Debt
At March 31, 2018, we had $285.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2018, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2018, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017.
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

10.2(1)
Third Amendment to Term Loan Agreement dated January 9, 2018, by and among the Company, the Operating Partnership, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

10.3(2)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets, Trust, L.P., and RBC Capital Markets, LLC
10.4(2)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets, Trust, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated
10.5(2)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets, Trust, L.P., and Morgan Stanley & Co, LLC
10.6(2)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets, Trust, L.P., and Wells Fargo Securities, LLC
10.7(2)	Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc, American Assets Trust, L.P. and Mizuho Securities USA LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets L.P.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

(1)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2018.

(2)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 4, 2018	Date:	May 4, 2018