Form 10-Q
period 2018-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2018-08-03
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 47,222,121 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2018 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2018, American Assets Trust, Inc. owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,543,142	$2,536,474
Construction in progress	76,502	68,272
Held for development	9,392	9,392
	2,629,036	2,614,138
Accumulated depreciation	(595,042)	(537,431)
Net real estate	2,033,994	2,076,707
Cash and cash equivalents	51,326	82,610
Restricted cash	9,385	9,344
Accounts receivable, net	7,118	9,869
Deferred rent receivables, net	39,283	38,973
Other assets, net	44,934	42,361
TOTAL ASSETS	$2,186,040	$2,259,864
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$205,155	$279,550
Unsecured notes payable, net	1,045,406	1,045,470
Unsecured line of credit, net	20,133	—
Accounts payable and accrued expenses	39,666	38,069
Security deposits payable	8,712	6,570
Other liabilities and deferred credits, net	49,333	46,061
Total liabilities	1,368,405	1,415,720
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,223,809 and 47,204,588 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	473	473
Additional paid-in capital	919,598	919,066
Accumulated dividends in excess of net income	(120,008)	(97,280)
Accumulated other comprehensive income	13,734	11,451
Total American Assets Trust, Inc. stockholders’ equity	813,797	833,710
Noncontrolling interests	3,838	10,434
Total equity	817,635	844,144
TOTAL LIABILITIES AND EQUITY	$2,186,040	$2,259,864
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Rental income	$76,892	$72,925	$153,093	$142,965
Other property income	8,131	4,181	12,662	7,933
Total revenue	85,023	77,106	165,755	150,898
EXPENSES:
Rental expenses	20,882	19,841	41,302	39,700
Real estate taxes	8,628	7,904	17,174	15,440
General and administrative	5,396	5,131	10,963	10,213
Depreciation and amortization	32,868	24,182	66,147	42,168
Total operating expenses	67,774	57,058	135,586	107,521
OPERATING INCOME	17,249	20,048	30,169	43,377
Interest expense	(12,688)	(12,652)	(26,508)	(25,983)
Other (expense) income, net	(148)	192	61	502
NET INCOME	4,413	7,588	3,722	17,896
Net income attributable to restricted shares	(216)	(61)	(144)	(121)
Net income attributable to unitholders in the Operating Partnership	(1,125)	(2,008)	(959)	(4,869)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$3,072	$5,519	$2,619	$12,906

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.07	$0.12	$0.06	$0.28
Weighted average shares of common stock outstanding - basic	46,939,449	46,871,377	46,937,645	46,524,510

Earnings per common share, diluted	$0.07	$0.12	$0.06	$0.28
Weighted average shares of common stock outstanding - diluted	64,132,520	64,089,081	64,131,665	64,075,919

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.26	$0.54	$0.52

COMPREHENSIVE INCOME
Net income	$4,413	$7,588	$3,722	$17,896
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	875	(518)	3,736	(1,514)
Reclassification of amortization of forward-starting swap included in interest expense	(319)	(330)	(639)	(475)
Comprehensive income	4,969	6,740	6,819	15,907
Comprehensive income attributable to non-controlling interest	(1,271)	(1,700)	(1,773)	(4,184)
Comprehensive income attributable to American Assets Trust, Inc.	$3,698	$5,040	$5,046	$11,723

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2017	47,204,588	$473	$919,066	$(97,280)	$11,451	$10,434	$844,144
Net income	—	—	—	2,763	—	959	3,722
Issuance of restricted stock	5,320	—	—	—	—	—	—
Forfeiture of restricted stock	(3,312)	—	—	—	—	—	—
Conversion of operating partnership units	17,372	—	(916)	—	—	916	—
Dividends declared and paid	—	—	—	(25,491)	—	(9,285)	(34,776)
Stock-based compensation	—	—	1,454	—	—	—	1,454
Shares withheld for employee taxes	(159)	—	(6)	—	—	—	(6)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,750	986	3,736
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(467)	(172)	(639)
Balance at June 30, 2018	47,223,809	$473	$919,598	$(120,008)	$13,734	$3,838	$817,635
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$3,722	$17,896
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	2,096	(1,397)
Depreciation and amortization	66,147	42,168
Amortization of debt issuance costs and debt fair value adjustments	806	2,180
Stock-based compensation expense	1,454	1,278
Settlement of derivative instruments	—	10,667
Other noncash interest expense	(639)	(475)
Other, net	1,495	482
Changes in operating assets and liabilities
Change in accounts receivable	2,220	2,674
Change in other assets	755	468
Change in accounts payable and accrued expenses	1,749	5,869
Change in security deposits payable	2,142	665
Change in other liabilities and deferred credits	370	496
Net cash provided by operating activities	82,317	82,971
INVESTING ACTIVITIES
Acquisition of real estate	—	(232,061)
Capital expenditures	(20,353)	(19,883)
Leasing commissions	(3,057)	(2,094)
Deposit on property acquisition	—	(1,000)
Net cash used in investing activities	(23,410)	(255,038)
FINANCING ACTIVITIES
Repayment of secured notes payable	(74,476)	(166,439)
Proceeds from unsecured line of credit	35,000	130,000
Repayment of unsecured line of credit	(13,000)	(150,000)
Proceeds from unsecured notes payable	—	350,000
Debt issuance costs	(2,656)	(2,281)
Proceeds from issuance of common stock, net	(236)	30,075
Dividends paid to common stock and unitholders	(34,776)	(33,448)
Shares withheld for employee taxes	(6)	—
Net cash (used in) provided by financing activities	(90,150)	157,907
Net decrease in cash and cash equivalents	(31,243)	(14,160)
Cash, cash equivalents and restricted cash, beginning of period	91,954	54,751
Cash, cash equivalents and restricted cash, end of period	$60,711	$40,591

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$51,326	$31,380
Restricted cash	9,385	9,211
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$60,711	$40,591
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,543,142	$2,536,474
Construction in progress	76,502	68,272
Held for development	9,392	9,392
	2,629,036	2,614,138
Accumulated depreciation	(595,042)	(537,431)
Net real estate	2,033,994	2,076,707
Cash and cash equivalents	51,326	82,610
Restricted cash	9,385	9,344
Accounts receivable, net	7,118	9,869
Deferred rent receivables, net	39,283	38,973
Other assets, net	44,934	42,361
TOTAL ASSETS	$2,186,040	$2,259,864
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$205,155	$279,550
Unsecured notes payable, net	1,045,406	1,045,470
Unsecured line of credit, net	20,133	—
Accounts payable and accrued expenses	39,666	38,069
Security deposits payable	8,712	6,570
Other liabilities and deferred credits	49,333	46,061
Total liabilities	1,368,405	1,415,720
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,177,608 and 17,194,980 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	(1,275)	6,135
General partner's capital, 47,223,809 and 47,204,588 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	800,063	822,259
Accumulated other comprehensive income	18,847	15,750
Total capital	817,635	844,144
TOTAL LIABILITIES AND CAPITAL	$2,186,040	$2,259,864

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Rental income	$76,892	$72,925	$153,093	$142,965
Other property income	8,131	4,181	12,662	7,933
Total revenue	85,023	77,106	165,755	150,898
EXPENSES:
Rental expenses	20,882	19,841	41,302	39,700
Real estate taxes	8,628	7,904	17,174	15,440
General and administrative	5,396	5,131	10,963	10,213
Depreciation and amortization	32,868	24,182	66,147	42,168
Total operating expenses	67,774	57,058	135,586	107,521
OPERATING INCOME	17,249	20,048	30,169	43,377
Interest expense	(12,688)	(12,652)	(26,508)	(25,983)
Other (expense) income, net	(148)	192	61	502
NET INCOME	4,413	7,588	3,722	17,896
Net income attributable to restricted shares	(216)	(61)	(144)	(121)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$4,197	$7,527	$3,578	$17,775

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.07	$0.12	$0.06	$0.28
Weighted average units outstanding - basic	64,132,520	64,089,081	64,131,665	64,075,919

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.07	$0.12	$0.06	$0.28
Weighted average units outstanding - diluted	64,132,520	64,089,081	64,131,665	64,075,919

DISTRIBUTIONS PER UNIT	$0.27	$0.26	$0.54	$0.52

COMPREHENSIVE INCOME
Net income	$4,413	$7,588	$3,722	$17,896
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	875	(518)	3,736	(1,514)
Reclassification of amortization of forward-starting swap included in interest expense	(319)	(330)	(639)	(475)
Comprehensive income	4,969	6,740	6,819	15,907
Comprehensive income attributable to Limited Partners	(1,271)	(1,700)	(1,773)	(4,184)
Comprehensive income attributable to General Partner	$3,698	$5,040	$5,046	$11,723

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2017	17,194,980	$6,135	47,204,588	$822,259	$15,750	$844,144
Net income	—	959	—	2,763	—	3,722
Conversion of operating partnership units	(17,372)	916	17,372	(916)	—	—
Issuance of restricted units	—	—	5,320	—	—	—
Forfeiture of restricted units	—	—	(3,312)	—	—	—
Distributions	—	(9,285)	—	(25,491)	—	(34,776)
Stock-based compensation	—	—	—	1,454	—	1,454
Units withheld for employee taxes	—	—	(159)	(6)	—	(6)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	3,736	3,736
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(639)	(639)
Balance at June 30, 2018	17,177,608	$(1,275)	47,223,809	$800,063	$18,847	$817,635

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$3,722	$17,896
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	2,096	(1,397)
Depreciation and amortization	66,147	42,168
Amortization of debt issuance costs and debt fair value adjustments	806	2,180
Stock-based compensation expense	1,454	1,278
Settlement of derivative instruments	—	10,667
Other noncash interest expense	(639)	(475)
Other, net	1,495	482
Changes in operating assets and liabilities
Change in accounts receivable	2,220	2,674
Change in other assets	755	468
Change in accounts payable and accrued expenses	1,749	5,869
Change in security deposits payable	2,142	665
Change in other liabilities and deferred credits	370	496
Net cash provided by operating activities	82,317	82,971
INVESTING ACTIVITIES
Acquisition of real estate	—	(232,061)
Capital expenditures	(20,353)	(19,883)
Leasing commissions	(3,057)	(2,094)
Deposit on property acquisition	—	(1,000)
Net cash used in investing activities	(23,410)	(255,038)
FINANCING ACTIVITIES
Repayment of secured notes payable	(74,476)	(166,439)
Proceeds from unsecured line of credit	35,000	130,000
Repayment of unsecured line of credit	(13,000)	(150,000)
Proceeds from unsecured notes payable	—	350,000
Debt issuance costs	(2,656)	(2,281)
Contributions from American Assets Trust, Inc.	(236)	30,075
Distributions	(34,776)	(33,448)
Shares withheld for employee taxes	(6)	—
Net cash (used in) provided by financing activities	(90,150)	157,907
Net decrease in cash and cash equivalents	(31,243)	(14,160)
Cash, cash equivalents and restricted cash, beginning of period	91,954	54,751
Cash, cash equivalents and restricted cash, end of period	$60,711	$40,591

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$51,326	$31,380
Restricted cash	9,385	9,211
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$60,711	$40,591
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2018
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
We are a full service, vertically integrated, and self-administered REIT with approximately 193 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2018, we owned or had a controlling interest in 26 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2018, we owned land at four of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2018
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow information
Total interest costs incurred	$27,419	$26,730
Interest capitalized	$911	$747
Interest expense	$26,508	$25,983
Cash paid for interest, net of amounts capitalized	$26,926	$21,984
Cash paid for income taxes	$337	$296
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$(1,192)	$2,113
Accrued leasing commissions	$1,040	$498
Reduction to capital for prepaid offering costs	$236	$69

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the adoption of the accounting standards during the first quarter of 2018 as discussed below, there have been no changes to our significant accounting policies during the six months ended June 30, 2018.
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
June 30, 2018
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
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-2, Leases. This pronouncement is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which we are the lessee. In addition, this pronouncement will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. As of June 30, 2018, the remaining contractual payments under lease agreements for which we are the lessee aggregated approximately $36.7 million.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. We adopted the provisions of the ASU effective January 1, 2018 using the modified retrospective approach. As discussed above, leases are specifically excluded from this and will be governed by the applicable lease codification.

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
June 30, 2018
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
In-place leases	$44,500	$54,206
Accumulated amortization	(37,269)	(45,835)
Above market leases	15,525	21,262
Accumulated amortization	(14,733)	(20,084)
Acquired lease intangible assets, net	$8,023	$9,549
Below market leases	$67,348	$67,423
Accumulated accretion	(38,991)	(37,241)
Acquired lease intangible liabilities, net	$28,357	$30,182
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,287	$—	$1,287	$—	$1,156	$—	$1,156
Interest rate swap asset	$—	$8,818	$—	$8,818	$—	$5,091	$—	$5,091
Interest rate swap liability	$—	$—	$—	$—	$—	$10	$—	$10
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

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$205,155	$208,889	$279,550	$286,156
Unsecured term loans, net	$248,541	$250,000	$248,839	$250,000
Unsecured senior guaranteed notes, net	$796,865	$781,818	$796,631	$802,699
Unsecured line of credit, net	$20,133	$22,000	$—	$—
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
The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2018 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$236
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$5,693
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$2,889
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasing commissions, net of accumulated amortization of $29,348 and $28,318, respectively	$21,620	$20,633
Interest rate swap asset	8,818	5,091
Acquired above market leases, net	792	1,178
Acquired in-place leases, net	7,231	8,371
Lease incentives, net of accumulated amortization of $208 and $136, respectively	1,057	916
Other intangible assets, net of accumulated amortization of $1,100 and $1,115, respectively	202	227
Prepaid expenses and other	5,214	5,945
Total other assets	$44,934	$42,361
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Acquired below market leases, net	$28,357	$30,182
Prepaid rent and deferred revenue	9,545	8,429
Interest rate swap liability	—	10
Deferred rent expense and lease intangible	2,017	1,670
Deferred compensation	1,287	1,156
Deferred tax liability	117	123
Straight-line rent liability	7,940	4,428
Other liabilities	70	63
Total other liabilities and deferred credits, net	$49,333	$46,061
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of June 30, 2018 and December 31, 2017 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2018	December 31, 2017	as of June 30, 2018
Loma Palisades (1)(2)	—	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	19,825	20,023	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,700	6,764	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	10,613	10,721	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	35,375	35,737	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	205,413	279,889
Debt issuance costs, net of accumulated amortization of $828 and $1,191, respectively	(258)	(339)
Total Secured Notes Payable Outstanding	$205,155	$279,550

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 30, 2018.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of June 30, 2018, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2018 and December 31, 2017 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2018	December 31, 2017	as of June 30, 2018
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
	1,050,000	1,050,000
Debt issuance costs, net of accumulated amortization of $6,387 and $5,866, respectively	(4,594)	(4,530)
Total Unsecured Notes Payable	$1,045,406	$1,045,470

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

Certain loans require us to comply with various financial covenants. As of June 30, 2018, the Operating Partnership was in compliance with these financial covenants.

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
June 30, 2018
(Unaudited)

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At June 30, 2018, there was $22 million outstanding under the Revolver Loan with approximately $1.9 million of debt issuance costs, net.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the six months ended June 30, 2018, the weighted average interest rate on the Revolver Loan was 3.01%.
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
As of June 30, 2018, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,177,608 common units (the “noncontrolling common units”), and represented approximately 26.8% of the ownership interests in our Operating Partnership at June 30, 2018. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2018, 17,372 common units were converted into shares of our common stock.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

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
The calculation of diluted EPU for the three months ended June 30, 2018 and 2017 does not include the weighted average of 266,260 and 232,047 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the six months ended June 30, 2018 and 2017 does not include the weighted average of 267,367 and 232,073 unvested Operating Partnership units, respectively.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the six months ended June 30, 2018, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2018, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2018:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2018	$0.27	January 1, 2018 to March 31, 2018	March 29, 2018
Second Quarter 2018	$0.27	April 1, 2018 to June 30, 2018	June 28, 2018
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	268,768	$29.89
Granted	5,320	$37.58
Vested	(6,719)	$37.90
Forfeited	(3,312)	$29.71
Nonvested at June 30, 2018	264,057	$29.85
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.7 million and $0.6 million in noncash compensation expense for the three month periods ended June 30, 2018 and 2017, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $1.5 million and $1.3 million in noncash compensation expense for the six months ended June 30, 2018 and 2017, respectively. Unrecognized compensation expense was $2.7 million at June 30, 2018.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 266,260 and 232,047 for the three months ended June 30, 2018 and 2017, respectively and 267,367 and 232,073 for the six months ended June 30, 2018 and 2017, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended June 30, 2018 and 2017, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NUMERATOR
Net income from operations	$4,413	$7,588	$3,722	$17,896
Less: Net income attributable to restricted shares	(216)	(61)	(144)	(121)
Less: Income from operations attributable to unitholders in the Operating Partnership	(1,125)	(2,008)	(959)	(4,869)
Net income attributable to common stockholders—basic	$3,072	$5,519	$2,619	$12,906
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$3,072	$5,519	$2,619	$12,906
Plus: Income from operations attributable to unitholders in the Operating Partnership	1,125	2,008	959	4,869
Net income attributable to common stockholders—diluted	$4,197	$7,527	$3,578	$17,775
DENOMINATOR
Weighted average common shares outstanding—basic	46,939,449	46,871,377	46,937,645	46,524,510
Effect of dilutive securities—conversion of Operating Partnership units	17,193,071	17,217,704	17,194,020	17,551,409
Weighted average common shares outstanding—diluted	64,132,520	64,089,081	64,131,665	64,075,919

Earnings per common share, basic	$0.07	$0.12	$0.06	$0.28
Earnings per common share, diluted	$0.07	$0.12	$0.06	$0.28
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
A deferred tax liability is included in our consolidated balance sheets of $0.1 million as of June 30, 2018 and December 31, 2017, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2018, we recorded income tax expense of $0.2 million and $0.1 million, respectively. For the three and six months ended June 30, 2017, we recorded income tax benefit of $0.1 million and $0.2 million, respectively.
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
June 30, 2018
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
Current minimum annual payments under the leases are as follows, as of June 30, 2018 (in thousands):

Year Ending December 31,
2018 (six months ending December 31, 2018)	$1,655
2019	3,347
2020	3,422
2021	3,460	(1)
2022	2,613
Thereafter	22,210
Total	$36,707

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.6 million based on operating performance through June 30, 2018.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Thirteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 31.7% of total revenues for the six months ended June 30, 2018. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 34.9% of total revenues for the six months ended June 30, 2018. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2018 and 2017, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
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
As of June 30, 2018, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2018 (six months ending December 31, 2018)	$84,572
2019	162,912
2020	145,082
2021	122,495
2022	103,261
Thereafter	278,047
Total	$896,369

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Minimum rents
Retail	$19,548	$18,544	$39,202	$37,078
Office	24,140	23,213	47,446	46,335
Multifamily	11,721	10,249	23,207	17,484
Mixed-use	2,740	2,581	5,565	5,142
Cost reimbursement	8,491	8,128	16,833	16,016
Percentage rent	355	456	791	911
Hotel revenue	9,530	9,345	19,313	19,210
Other	367	409	736	789
Total rental income	$76,892	$72,925	$153,093	$142,965
Minimum rents include $(2.8) million and $(0.5) million for the three months ended June 30, 2018 and 2017, respectively, and $(3.5) million and $(0.3) million for the six months ended June 30, 2018 and 2017, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.7 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental operating	$8,742	$8,437	$17,402	$16,510
Hotel operating	5,995	5,746	12,027	12,297
Repairs and maintenance	3,389	2,984	6,390	5,515
Marketing	503	462	915	898
Rent	806	794	1,600	1,551
Hawaii excise tax	969	945	2,002	1,970
Management fees	478	473	966	959
Total rental expenses	$20,882	$19,841	$41,302	$39,700
NOTE 14. OTHER INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and investment income	$23	$113	$163	$260
Income tax (expense) benefit	(171)	79	(106)	242
Other non-operating income	—	—	4	—
Total other (expense) income, net	$(148)	$192	$61	$502
NOTE 15. RELATED PARTY TRANSACTIONS

Through July 1, 2018, we maintained a workers' compensation insurance policy with Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. The workers' compensation policy was renewed on July 1, 2016 and the premium was approximately $0.2 million for the period from July 1, 2016 through July 1, 2017. We renewed this policy with ICW during the second quarter of 2017 and the premium was approximately $0.2 million for the period from July 1, 2017 through July 1, 2018. We did not renew this policy with ICW during the second quarter of 2018 and commencing July 1, 2018, we entered into a workers' compensation policy with an unaffiliated third-party insurer.

During the first quarter of 2018, we signed a lease agreement with EDisability, LLC, an entity majority owned and controlled by Mr. Rady, for office space at Torrey Reserve Campus. Rent commenced on June 1, 2018 for an initial lease term of five years at an average annual rental rate of $0.2 million. Rental revenue recognized on the lease will be included in rental income on the statements of comprehensive income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, are included in rental expenses on the statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Retail
Property revenue	$26,415	$24,954	$52,572	$49,745
Property expense	(7,138)	(6,794)	(13,949)	(13,485)
Segment profit	19,277	18,160	38,623	36,260
Total Office
Property revenue	31,052	26,359	57,822	52,349
Property expense	(8,342)	(8,045)	(16,355)	(15,846)
Segment profit	22,710	18,314	41,467	36,503
Total Multifamily
Property revenue	12,622	11,023	25,046	18,914
Property expense	(5,020)	(4,082)	(10,017)	(7,293)
Segment profit	7,602	6,941	15,029	11,621
Total Mixed-Use
Property revenue	14,934	14,770	30,315	29,890
Property expense	(9,010)	(8,824)	(18,155)	(18,516)
Segment profit	5,924	5,946	12,160	11,374
Total segments’ profit	$55,513	$49,361	$107,279	$95,758
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total segments’ profit	$55,513	$49,361	$107,279	$95,758
General and administrative	(5,396)	(5,131)	(10,963)	(10,213)
Depreciation and amortization	(32,868)	(24,182)	(66,147)	(42,168)
Interest expense	(12,688)	(12,652)	(26,508)	(25,983)
Other income, net	(148)	192	61	502
Net income	4,413	7,588	3,722	17,896
Net income attributable to restricted shares	(216)	(61)	(144)	(121)
Net income attributable to unitholders in the Operating Partnership	(1,125)	(2,008)	(959)	(4,869)
Net income attributable to American Assets Trust, Inc. stockholders	$3,072	$5,519	$2,619	$12,906

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2018
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2018	December 31, 2017
Net Real Estate
Retail	$630,860	$658,654
Office	806,336	813,121
Multifamily	418,173	424,044
Mixed-Use	178,625	180,888
	$2,033,994	$2,076,707
Secured Notes Payable (1)
Retail	$35,375	$35,737
Office	170,038	170,408
Multifamily	—	73,744
Mixed-Use	—	—
	$205,413	$279,889

(1)	Excludes debt issuance costs of $0.3 million for each of the periods ending June 30, 2018 and December 31, 2017, respectively.

Capital expenditures for each segment for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capital Expenditures (1)
Retail	$3,228	$2,800	$5,457	$4,046
Office	7,513	8,800	14,886	15,160
Multifamily	875	2,109	2,484	2,568
Mixed-Use	429	113	583	203
	$12,045	$13,822	$23,410	$21,977

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of June 30, 2018, our portfolio was comprised of twelve retail shopping centers; seven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2018, we owned land at four of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of June 30, 2018. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and six months ended June 30, 2018 and 2017.  For the three months ended June 30, 2018, Hassalo on Eighth - Retail and Hassalo on Eighth - Multifamily were reclassified to same-store properties when compared to the designations for the three months ended June 30, 2017 as the entities became stabilized after their respective construction periods. Waikele Center was transferred out of same-store properties due to significant redevelopment activity and Pacific Ridge Apartments and Gateway Marketplace were classified as non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively, when compared to the designations for the three months ended June 30, 2017.

For the six months ended June 30, 2018, Torrey Reserve Campus, Hassalo on Eighth - Retail and Hassalo on Eighth - Multifamily were reclassified to same-store properties when compared to the designations for the six months ended June 30, 2017 as the entities became stabilized after their respective construction periods. Pacific Ridge Apartments and Gateway Marketplace were classified as non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively, when compared to the designations for the six months ended June 30, 2018. Additionally, Waikele Center was transferred out of same-store properties due to significant redevelopment activity for the six months ended June 30, 2018.

In our determination of same-store and redevelopment same-store properties for the six months ended June 30, 2018, Waikele Center has been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income increased approximately 3.6% for the six months ended June 30, 2018 compared to the same period in 2017. Retail redevelopment same-store net operating income increased approximately 3.4% for the six months ended June 30, 2018 compared to the same period in 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Same-Store	23	22	23	21
Non-Same Store	3	3	3	4
Total Properties	26	25	26	25

Redevelopment Same-Store	24	N/A	24	22

Total Development Properties	4	4	4	4

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

During the three months ended June 30, 2018, we signed 19 retail leases for a total of 74,650 square feet of retail space including 66,415 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 1.3% and 14.1%, respectively. New retail leases for comparable spaces were signed for 7,986 square feet at an average rental rate decrease on a cash and GAAP basis of 10.2% and 4.1%, respectively. Renewals for comparable retail spaces were signed for 58,429 square feet at an average rental rate increase on a cash and GAAP basis of 4.7% and 19.9%, respectively. Tenant improvements and incentives were $82.72 per square foot of retail space for comparable new leases for the three months ended June 30, 2018, mainly attributed to tenants at Alamo Quarry Market.

During the three months ended June 30, 2018, we signed 24 office leases for a total of 156,521 square feet of office space including 113,182 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 16.5% and 28.8%, respectively. New office leases for comparable spaces were signed for 38,599 square feet at an average rental rate increase on a cash and GAAP basis of 12.9% and 30.5%, respectively. Renewals for comparable office spaces were signed for 74,583 square feet at an average rental rate increase on a cash and GAAP basis of 18.8% and 27.9%, respectively. Tenant improvements and incentives were $83.57 per square foot of office space for comparable new leases for the three months ended June 30, 2018, mainly attributed to tenants at Torrey Reserve Campus.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.7 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $2.4 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively.

We capitalized external and internal costs related to other property improvements combined of $8.0 million and $9.3 million for the three months ended June 30, 2018 and 2017, respectively. We capitalized external and internal costs related to other property improvements combined of $16.8 million and $14.6 million for the six months ended June 30, 2018 and 2017, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.5 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. We capitalized interest costs related to development activities of $0.9 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017
The following summarizes our consolidated results of operations for the three months ended June 30, 2018 compared to our consolidated results of operations for the three months ended June 30, 2017. As of June 30, 2018, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2018, we owned land at four of our properties that we classified as held for development and/or construction in progress. As of June 30, 2017, our operating portfolio was comprised of 25 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2018	2017
Revenues
Rental income	$76,892	$72,925	$3,967	5%
Other property income	8,131	4,181	3,950	94
Total property revenues	85,023	77,106	7,917	10
Expenses
Rental expenses	20,882	19,841	1,041	5
Real estate taxes	8,628	7,904	724	9
Total property expenses	29,510	27,745	1,765	6
Total property income	55,513	49,361	6,152	12
General and administrative	(5,396)	(5,131)	(265)	5
Depreciation and amortization	(32,868)	(24,182)	(8,686)	36
Interest expense	(12,688)	(12,652)	(36)	—
Other (expense) income, net	(148)	192	(340)	(177)
Net income	4,413	7,588	(3,175)	(42)
Net income attributable to restricted shares	(216)	(61)	(155)	254
Net income attributable to unitholders in the Operating Partnership	(1,125)	(2,008)	883	(44)
Net income attributable to American Assets Trust, Inc. stockholders	$3,072	$5,519	$(2,447)	(44)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $7.9 million, or 10%, to $85.0 million for the three months ended June 30, 2018 compared to $77.1 million for the three months ended June 30, 2017. The percentage leased was as follows for each segment as of June 30, 2018 and 2017:

	Percentage Leased (1)
	June 30,
	2018	2017
Retail	96.7%	96.8%
Office	93.8%	88.7%
Multifamily	93.9%	92.6%
Mixed-Use (2)	95.9%	95.7%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2018 or June 30, 2017, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.0 million, or 5%, to $76.9 million for the three months ended June 30, 2018 compared to $72.9 million for the three months ended June 30, 2017. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$25,830	$24,532	$1,298	5%	$20,490	$19,752	$738	4%
Office	25,890	24,925	965	4	25,885	24,858	1,027	4
Multifamily	11,767	10,289	1,478	14	7,743	7,491	252	3
Mixed-Use	13,405	13,179	226	2	13,405	13,179	226	2
	$76,892	$72,925	$3,967	5%	$67,523	$65,280	$2,243	3%

(1)
For this table and tables following, the same-store portfolio includes the Forever 21 building at Del Monte Center which we acquired on September 1, 2017 after previously owning the underlying land.  The same-store portfolio excludes: (i) the Pacific Ridge Apartments as it was acquired on April 28, 2017; (ii) Gateway Marketplace as it was acquired on July 6, 2017; (iii) Waikele Center due to significant redevelopment activity and (iv) land held for development.

Total retail rental revenue increased $1.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $0.8 million during the period. Same-store retail rental revenue increased $0.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to higher annualized base rents at Lomas Santa Fe Plaza and Del Monte Center.
Total office rental revenue increased $1.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the higher annualized base rents at The Landmark at One Market.
Total multifamily rental revenue increased $1.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental rental revenue of approximately $1.2 million during the quarter. Same-store multifamily rental revenue increased $0.3 million compared to the three months ended June 30, 2017 due to an increase in occupancy at Loma Palisades and higher average same-store base rent per unit of $1,784 for the three months ended June 30, 2018 compared to $1,749 for the three months ended June 30, 2017.
Other property income. Other property income increased $4.0 million, or 94%, to $8.1 million for the three months ended June 30, 2018 compared to $4.2 million for the three months ended June 30, 2017. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$585	$422	$163	39%	$359	$195	$164	84%
Office	5,162	1,434	3,728	260	3,779	1,460	2,319	159
Multifamily	855	734	121	16	678	625	53	8
Mixed-Use	1,529	1,591	(62)	(4)	1,529	1,591	(62)	(4)
	$8,131	$4,181	$3,950	94%	$6,345	$3,871	$2,474	64%
Retail property income increased $0.2 million for the three months ended June 30, 2018 primarily due to lease termination fees for tenants at Solana Beach Towne Centre and Del Monte Center received during the three months ended June 30, 2018.
Office property income increased $3.7 million for the three months ended June 30, 2018 primarily due to lease termination fees for tenants at Lloyd District Portfolio and Torrey Point received during the three months ended June 30, 2018.
Multifamily other property income increased $0.1 million for the three months ended June 30, 2018 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had other property income of approximately $0.1 million during the quarter. The increase is also attributed to an increase in occupancy at Hassalo on Eighth - Multifamily for the three months ended June 30, 2018.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.8 million, or 6%, to $29.5 million, for the three months ended June 30, 2018 compared to $27.7 million for the three months ended June 30, 2017.
Rental Expenses. Rental expenses increased $1.0 million, or 5%, to $20.9 million for the three months ended June 30, 2018 compared to $19.8 million for the three months ended June 30, 2017. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$3,598	$3,538	$60	2%	$2,912	$2,755	$157	6%
Office	5,443	5,295	148	3	5,342	5,162	180	3
Multifamily	3,553	2,852	701	25	2,595	2,311	284	12
Mixed-Use	8,288	8,156	132	2	8,288	8,156	132	2
	$20,882	$19,841	$1,041	5%	$19,137	$18,384	$753	4%
Same-store retail rental expenses increased $0.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in repairs and maintenance, pest control and utilities expense during the quarter.
Office rental expenses increased $0.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in security patrol and bad debt expense during the quarter.
Multifamily rental expenses increased $0.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental rental expenses of approximately $0.4 million during the quarter. Same-store multifamily rental expenses increased $0.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in landscaping and compensation expense during the quarter.
Mixed-use rental expenses increased $0.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in room expenses, which was attributed to the increase in occupancy at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate taxes increased $0.7 million, or 9%, to $8.6 million for the three months ended June 30, 2018 compared to $7.9 million for the three months ended June 30, 2017. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$3,540	$3,256	$284	9%	$2,668	$2,567	$101	4%
Office	2,899	2,750	149	5	2,840	2,685	155	6
Multifamily	1,467	1,230	237	19	876	752	124	16
Mixed-Use	722	668	54	8	722	668	54	8
	$8,628	$7,904	$724	9%	$7,106	$6,672	$434	7%
Retail real estate taxes increased $0.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had real estate taxes of $0.1 million during the quarter, and an increase in tax assessments for our retail properties.
Office real estate taxes increased $0.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in tax assessments for our office properties.

Multifamily real estate taxes increased $0.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental real estate taxes of approximately $0.1 million during the quarter and an increase in tax assessments for Hassalo on Eighth - Multifamily.
Property Operating Income
Property operating income increased $6.2 million, or 12%, to $55.5 million for the three months ended June 30, 2018, compared to $49.4 million for the three months ended June 30, 2017. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$19,277	$18,160	$1,117	6%	$15,269	$14,625	$644	4%
Office	22,710	18,314	4,396	24	21,482	18,471	3,011	16
Multifamily	7,602	6,941	661	10	4,950	5,053	(103)	(2)
Mixed-Use	5,924	5,946	(22)	—	5,924	5,946	(22)	—
	$55,513	$49,361	$6,152	12%	$47,625	$44,095	$3,530	8%
Total retail property operating income increased $1.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017 and higher annualized base rents at same-store retail properties during the quarter.
Total office property operating income increased $4.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to lease termination fees at Lloyd District Portfolio and Torrey Point and higher annualized base rents at The Landmark at One Market.
Total multifamily property operating income increased $0.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017.
Other
General and Administrative. General and administrative expenses increased $0.3 million, or 5%, to $5.4 million for the three months ended June 30, 2018, compared to $5.1 million for the three months ended June 30, 2017. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $8.7 million, or 36%, to $32.9 million for the three months ended June 30, 2018, compared to $24.2 million for the three months ended June 30, 2017. This increase was primarily due to an increase in depreciation expense at Waikele Center attributed to the redevelopment of the Kmart space and Lloyd District Portfolio attributed to acceleration of depreciation related to lease terminations.
Interest Expense. Interest expense increased $0.0 million, or 0%, to $12.7 million for the three months ended June 30, 2018, compared to $12.7 million for the three months ended June 30, 2017. This increase was primarily due to the closing of our offerings of Series F Notes on July 19, 2017.
Other (Expense) Income, Net. Other (Expense) income, net decreased $0.3 million, or 177%, to other expense, net of $0.1 million for the three months ended June 30, 2018, compared to other income, net of $0.2 million for the three months ended June 30, 2017, primarily due to a increase in income tax expense during the period attributed to a valuation allowance on our deferred tax asset for our taxable REIT subsidiary and a decrease in the 2018 corporate tax rate. The decrease is also due to a decrease in interest and investment income attributed to lower cash balances during the period.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
The following summarizes our consolidated results of operations for the six months ended June 30, 2018 compared to our consolidated results of operations for the six months ended June 30, 2017.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2018	2017
Revenues
Rental income	$153,093	$142,965	$10,128	7%
Other property income	12,662	7,933	4,729	60
Total property revenues	165,755	150,898	14,857	10
Expenses
Rental expenses	41,302	39,700	1,602	4
Real estate taxes	17,174	15,440	1,734	11
Total property expenses	58,476	55,140	3,336	6
Total property income	107,279	95,758	11,521	12
General and administrative	(10,963)	(10,213)	(750)	7
Depreciation and amortization	(66,147)	(42,168)	(23,979)	57
Interest expense	(26,508)	(25,983)	(525)	2
Other income (expense), net	61	502	(441)	88
Net income	3,722	17,896	(14,174)	(79)
Net income attributable to restricted shares	(144)	(121)	(23)	19
Net income attributable to unitholders in the Operating Partnership	(959)	(4,869)	3,910	(80)
Net income attributable to American Assets Trust, Inc. stockholders	$2,619	$12,906	$(10,287)	(80)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $14.9 million, or 10%, to $165.8 million for the six months ended June 30, 2018 compared to $150.9 million for the six months ended June 30, 2017. The percentage leased was as follows for each segment as of June 30, 2018 and 2017:

	Percentage Leased (1)
	June 30,
	2018	2017
Retail	96.7%	96.8%
Office	93.8%	88.7%
Multifamily	93.9%	92.6%
Mixed-Use (2)	95.9%	95.7%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2018 or June 30, 2017, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $10.1 million, or 7%, to $153.1 million for the six months ended June 30, 2018 compared to $143.0 million for the six months ended June 30, 2017. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$51,638	$48,970	2,668	5%	$40,708	$39,409	$1,299	3%
Office	50,869	49,611	1,258	3	50,858	49,486	1,372	3
Multifamily	23,302	17,534	5,768	33	15,260	14,736	524	4
Mixed-Use	27,284	26,850	434	2	27,284	26,850	434	2
	$153,093	$142,965	$10,128	7%	$134,110	$130,481	$3,629	3%

(1)
For this table and tables following, the same-store portfolio includes the Forever 21 building at Del Monte Center which we acquired on September 1, 2017 after previously owning the underlying land.  The same-store portfolio excludes: (i) the Pacific Ridge Apartments as it was acquired April 28, 2017; (ii) Gateway Marketplace as it was acquired on July 6, 2017; (iii) Waikele Center due to significant redevelopment activity and (iv) land held for development.

Total retail rental revenue increased $2.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $1.7 million during the period. The increase in total retail rental revenue is also attributed to higher annualized base rents at Lomas Santa Fe Plaza and Del Monte Center. Same-store retail rental revenue increased $1.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to higher annualized base rents and additional cost reimbursements at Lomas Santa Fe Plaza and Del Monte Center.
Total office rental revenue increased $1.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to higher annualized base rents and additional cost reimbursements during the period, primarily at Lloyd District Portfolio, The Landmark at One Market, and Torrey Reserve Campus. The increase was partially offset by a decrease in annualized base rents at City Center Bellevue.
Multifamily rental revenue increased $5.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental rental revenue of approximately $5.2 million for the period. Same-store multifamily rental revenue increased $0.5 million during the period due to an increase in occupancy and higher average base rent per unit of $1,765 during the six months ended June 30, 2018 compared to $1,726 during the six months ended June 30, 2017.
Mixed-use rental revenue increased $0.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to higher annualized base rents at the retail portion of our mixed-use property.
Other property income. Other property income increased $4.7 million, or 60%, to $12.7 million for the six months ended June 30, 2018 compared to $7.9 million for the six months ended June 30, 2017. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$934	$775	$159	21%	$437	$279	$158	57%
Office	6,953	2,738	4,215	154	5,532	2,781	2,751	99
Multifamily	1,744	1,380	364	26	1,450	1,270	180	14
Mixed-Use	3,031	3,040	(9)	—	3,031	3,040	(9)	—
	$12,662	$7,933	$4,729	60%	$10,450	$7,370	$3,080	42%
Total retail other property income increased $0.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in lease termination fees at Solana Beach Towne Center and Del Monte Center received during the period.

Total office other property income increased $4.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to lease termination fees for tenants at Lloyd District Portfolio and Torrey Point received during the period. Same-store office other property income increased $2.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to lease termination fees at Lloyd District Portfolio.
Total multifamily other property income increased $0.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental other property income of approximately $0.2 million during the period and an increase in occupancy at Hassalo on Eighth - Multifamily, which had incremental other property income of approximately $0.1 million during the period.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.3 million, or 6%, to $58.5 million for the six months ended June 30, 2018, compared to $55.1 million for the six months ended June 30, 2017. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.6 million, or 4%, to $41.3 million for the six months ended June 30, 2018, compared to $39.7 million for the six months ended June 30, 2017. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$7,048	$6,956	$92	1%	$5,725	$5,335	$390	7%
Office	10,540	10,347	193	2	10,307	10,034	273	3
Multifamily	7,005	5,217	1,788	34	5,188	4,675	513	11
Mixed-Use	16,709	17,180	(471)	(3)	16,709	17,180	(471)	(3)
	$41,302	$39,700	$1,602	4%	$37,929	$37,224	$705	2%
Same store retail rental expenses increased $0.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to parking lot repairs, pest control, and utilities during the period.
Total office rental expenses increased $0.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in security patrol and bad debt expense during the period.
Total multifamily rental expenses increased $1.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental rental expenses of approximately $1.3 million during the period. Same-store multifamily rental expenses increased $0.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in landscaping and personnel compensation expense during the period.
Mixed-use rental expenses decreased $0.5 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to bad debt expense at the hotel portion of our mixed-use property during the six months ended June 30, 2017 attributable to a bankruptcy filed by one of the hotel's travel agents.
Real Estate Taxes. Real estate tax expense increased $1.7 million, or 11%, to $17.2 million for the six months ended June 30, 2018 compared to $15.4 million for the six months ended June 30, 2017. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$6,901	$6,529	$372	6%	$5,156	$5,151	$5	—%
Office	5,815	5,499	316	6	5,699	5,367	332	6
Multifamily	3,012	2,076	936	45	1,735	1,598	137	9
Mixed-Use	1,446	1,336	110	8	1,446	1,336	110	8
	$17,174	$15,440	$1,734	11%	$14,036	$13,452	$584	4%

Total retail real estate taxes increased $0.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had real estate taxes of approximately $0.3 million during the period.
Total office real estate taxes increased $0.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in the tax assessments for our office properties.
Multifamily real estate taxes increased $0.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental real estate taxes of approximately $0.8 million during the quarter. The increase is also due to assessed taxes at Hassalo on Eighth - Multifamily, which had incremental real estate tax expense of approximately $0.1 million during the period.
Property Operating Income
Property operating income increased $11.5 million, or 12%, to $107.3 million for the six months ended June 30, 2018, compared to $95.8 million for the six months ended June 30, 2017. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2018	2017			2018	2017
Retail	$38,623	$36,260	$2,363	7%	$30,264	$29,202	$1,062	4%
Office	41,467	36,503	4,964	14	40,384	36,866	3,518	10
Multifamily	15,029	11,621	3,408	29	9,787	9,733	54	1
Mixed-Use	12,160	11,374	786	7	12,160	11,374	786	7
	$107,279	$95,758	$11,521	12%	$92,595	$87,175	$5,420	6%
Total retail property operating income increased $2.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017 and higher annualized base rents at same-store retail properties during the period.
Total office property operating income increased $5.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to lease termination fees at Lloyd District Portfolio and Torrey Point and higher annualized base rents at The Landmark at One Market and Torrey Reserve Campus.
Total multifamily property operating income increased $3.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017.
Mixed-use property operating income increased $0.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to an increase in annualized base rents at the retail portion of our mixed-use property and a decrease in bad debt expense at the hotel portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased $0.8 million, or 7%, to $11.0 million for the six months ended June 30, 2018, compared to $10.2 million for the six months ended June 30, 2017. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $24.0 million, or 57%, to $66.1 million for the six months ended June 30, 2018, compared to $42.2 million for the six months ended June 30, 2017. This increase was primarily due to an increase in depreciation expense at Waikele Center attributed to the redevelopment of the Kmart space and Lloyd District Portfolio attributed to acceleration of depreciation related to lease terminations.
Interest Expense. Interest expense increased $0.5 million, or 2%, to $26.5 million for the six months ended June 30, 2018 compared to $26.0 million for the six months ended June 30, 2017. This increase was primarily due to the closing of our offerings of Series D Notes on March 1, 2017, Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017, offset by the payoff of property mortgages for Waikiki Beach Walk - Retail during the first quarter of 2017, Solana Beach Corporate Center III-IV during the second quarter of 2017, and Loma Palisades during the first quarter of 2018.
Other Income (Expense), Net. Other income, net decreased $0.4 million, or 88%, to $0.1 million for the six months ended June 30, 2018, compared to $0.5 million for the six months ended June 30, 2017, primarily due to a increase in income tax expense during the period attributed to a valuation allowance on our deferred tax asset for our taxable REIT subsidiary and a decrease in the 2018 corporate tax rate. The decrease is also due to a decrease in interest and investment income attributed to lower cash balances during the period.
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

As of June 30, 2018, the company owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2018, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of June 30, 2018, we had the capacity to issue up to an additional $176.2 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2018, we held $51.3 million in cash and cash equivalents.
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
Cash Flows
Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017
Cash, cash equivalents, and restricted cash were $60.7 million and $40.6 million at June 30, 2018 and 2017, respectively.
Net cash provided by operating activities decreased $0.7 million to $82.3 million for the six months ended June 30, 2018 compared to $83.0 million for the six months ended June 30, 2017. The decrease in cash from operations was due to the settlements of the forward-starting interest rate swaps during the six months ended June 30, 2017 in connection with the
Series D Notes issued on March 1, 2017.
Net cash used in investing activities decreased $231.6 million to $23.4 million for the six months ended June 30, 2018 compared to $255.0 million for the six months ended June 30, 2017. The decrease was primarily due to the acquisition of Pacific Ridge Apartments on April 28, 2017.
Net cash provided by financing activities decreased $248.1 million to cash used of $90.2 million for the six months ended June 30, 2018 compared to cash provided of $157.9 million for the six months ended June 30, 2017. The decrease in cash provided by financing activities was primarily due to the closing of Series D Notes issued on March 1, 2017 and Series E Notes issued on May 23, 2017.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2018 and 2017 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net operating income	$55,513	$49,361	$107,279	$95,758
General and administrative	(5,396)	(5,131)	(10,963)	(10,213)
Depreciation and amortization	(32,868)	(24,182)	(66,147)	(42,168)
Interest expense	(12,688)	(12,652)	(26,508)	(25,983)
Other income, net	(148)	192	61	502
Net income	$4,413	$7,588	$3,722	$17,896
Funds from Operations
We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real-estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2018 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Funds from Operations (FFO)
Net income	$4,413	$3,722
Plus: Real estate depreciation and amortization	32,868	66,147
Funds from operations	37,281	69,869
Less: Nonforfeitable dividends on incentive restricted stock awards	(70)	(141)
FFO attributable to common stock and units	$37,211	$69,728
FFO per diluted share/unit	$0.58	$1.09
Weighted average number of common shares and units, diluted (1)	64,132,485	64,131,519

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2018, we had $1,005.4 million of fixed rate debt outstanding with an estimated fair value of $990.7 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of June 30, 2018 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at June 30, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $22.4 million. If interest rates at June 30, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $46.7 million.
Variable Interest Rate Debt
At June 30, 2018, we had $272.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2018, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2018, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements that have been detail tagged.

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	August 3, 2018	Date:	August 3, 2018