Form 10-Q
period 2018-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2018-11-02
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No
American Assets Trust, Inc. had 47,222,121 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2018 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2018, American Assets Trust, Inc. owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,540,319	$2,536,474
Construction in progress	60,375	68,272
Held for development	9,392	9,392
	2,610,086	2,614,138
Accumulated depreciation	(574,519)	(537,431)
Net real estate	2,035,567	2,076,707
Cash and cash equivalents	56,220	82,610
Restricted cash	9,918	9,344
Accounts receivable, net	8,345	9,869
Deferred rent receivables, net	40,305	38,973
Other assets, net	46,421	42,361
TOTAL ASSETS	$2,196,776	$2,259,864
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$204,818	$279,550
Unsecured notes payable, net	1,045,635	1,045,470
Unsecured line of credit, net	20,235	—
Accounts payable and accrued expenses	54,575	38,069
Security deposits payable	8,748	6,570
Other liabilities and deferred credits, net	47,274	46,061
Total liabilities	1,381,285	1,415,720
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,222,121 and 47,204,588 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	473	473
Additional paid-in capital	920,324	919,066
Accumulated dividends in excess of net income	(122,293)	(97,280)
Accumulated other comprehensive income	13,915	11,451
Total American Assets Trust, Inc. stockholders’ equity	812,419	833,710
Noncontrolling interests	3,072	10,434
Total equity	815,491	844,144
TOTAL LIABILITIES AND EQUITY	$2,196,776	$2,259,864
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Rental income	$78,079	$78,135	$231,172	$221,100
Other property income	4,428	4,204	17,090	12,137
Total revenue	82,507	82,339	248,262	233,237
EXPENSES:
Rental expenses	21,383	21,177	62,685	60,877
Real estate taxes	8,787	8,535	25,961	23,975
General and administrative	5,176	4,958	16,139	15,171
Depreciation and amortization	19,886	21,192	86,033	63,360
Total operating expenses	55,232	55,862	190,818	163,383
OPERATING INCOME	27,275	26,477	57,444	69,854
Interest expense	(12,879)	(13,873)	(39,387)	(39,856)
Other (expense) income, net	(125)	(99)	(64)	403
NET INCOME	14,271	12,505	17,993	30,401
Net income attributable to restricted shares	(71)	(60)	(215)	(181)
Net income attributable to unitholders in the Operating Partnership	(3,806)	(3,351)	(4,765)	(8,220)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$10,394	$9,094	$13,013	$22,000

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.22	$0.19	$0.28	$0.47
Weighted average shares of common stock outstanding - basic	46,959,752	46,898,086	46,945,095	46,650,403

Earnings per common share, diluted	$0.22	$0.19	$0.28	$0.47
Weighted average shares of common stock outstanding - diluted	64,137,360	64,093,066	64,133,584	64,081,697

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.26	$0.81	$0.78

COMPREHENSIVE INCOME
Net income	$14,271	$12,505	$17,993	$30,401
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	567	87	4,303	(1,427)
Reclassification of amortization of forward-starting swap included in interest expense	(320)	(319)	(959)	(794)
Comprehensive income	14,518	12,273	21,337	28,180
Comprehensive income attributable to non-controlling interest	(3,872)	(3,263)	(5,645)	(7,447)
Comprehensive income attributable to American Assets Trust, Inc.	$10,646	$9,010	$15,692	$20,733

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2017	47,204,588	$473	$919,066	$(97,280)	$11,451	$10,434	$844,144
Net income	—	—	—	13,228	—	4,765	17,993
Issuance of restricted stock	5,320	—	—	—	—	—	—
Forfeiture of restricted stock	(5,000)	—	—	—	—	—	—
Conversion of operating partnership units	17,372	—	(916)	—	—	916	—
Dividends declared and paid	—	—	—	(38,241)	—	(13,923)	(52,164)
Stock-based compensation	—	—	2,180	—	—	—	2,180
Shares withheld for employee taxes	(159)	—	(6)	—	—	—	(6)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	3,166	1,137	4,303
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(702)	(257)	(959)
Balance at September 30, 2018	47,222,121	$473	$920,324	$(122,293)	$13,915	$3,072	$815,491
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$17,993	$30,401
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	153	(2,233)
Depreciation and amortization	86,033	63,360
Amortization of debt issuance costs and debt fair value adjustments	1,165	2,625
Stock-based compensation expense	2,180	1,917
Settlement of derivative instruments	—	10,667
Other noncash interest expense	(959)	(794)
Other, net	4	1,665
Changes in operating assets and liabilities
Change in accounts receivable	1,001	211
Change in other assets	(12)	(547)
Change in accounts payable and accrued expenses	8,292	17,299
Change in security deposits payable	2,178	622
Change in other liabilities and deferred credits	885	462
Net cash provided by operating activities	118,913	125,655
INVESTING ACTIVITIES
Acquisition of real estate	—	(278,141)
Capital expenditures	(31,666)	(34,757)
Leasing commissions	(5,127)	(3,742)
Net cash used in investing activities	(36,793)	(316,640)
FINANCING ACTIVITIES
Repayment of secured notes payable	(74,843)	(166,781)
Proceeds from unsecured line of credit	35,000	173,000
Repayment of unsecured line of credit	(13,000)	(193,000)
Proceeds from unsecured notes payable	—	450,000
Debt issuance costs	(2,687)	(2,557)
Proceeds from issuance of common stock, net	(236)	30,075
Dividends paid to common stock and unitholders	(52,164)	(50,172)
Shares withheld for employee taxes	(6)	—
Net cash (used in) provided by financing activities	(107,936)	240,565
Net decrease (increase) in cash and cash equivalents	(25,816)	49,580
Cash, cash equivalents and restricted cash, beginning of period	91,954	54,751
Cash, cash equivalents and restricted cash, end of period	$66,138	$104,331

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$56,220	$94,207
Restricted cash	9,918	10,124
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$66,138	$104,331
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,540,319	$2,536,474
Construction in progress	60,375	68,272
Held for development	9,392	9,392
	2,610,086	2,614,138
Accumulated depreciation	(574,519)	(537,431)
Net real estate	2,035,567	2,076,707
Cash and cash equivalents	56,220	82,610
Restricted cash	9,918	9,344
Accounts receivable, net	8,345	9,869
Deferred rent receivables, net	40,305	38,973
Other assets, net	46,421	42,361
TOTAL ASSETS	$2,196,776	$2,259,864
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$204,818	$279,550
Unsecured notes payable, net	1,045,635	1,045,470
Unsecured line of credit, net	20,235	—
Accounts payable and accrued expenses	54,575	38,069
Security deposits payable	8,748	6,570
Other liabilities and deferred credits	47,274	46,061
Total liabilities	1,381,285	1,415,720
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,177,608 and 17,194,980 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	(2,107)	6,135
General partner's capital, 47,222,121 and 47,204,588 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	798,504	822,259
Accumulated other comprehensive income	19,094	15,750
Total capital	815,491	844,144
TOTAL LIABILITIES AND CAPITAL	$2,196,776	$2,259,864

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Rental income	$78,079	$78,135	$231,172	$221,100
Other property income	4,428	4,204	17,090	12,137
Total revenue	82,507	82,339	248,262	233,237
EXPENSES:
Rental expenses	21,383	21,177	62,685	60,877
Real estate taxes	8,787	8,535	25,961	23,975
General and administrative	5,176	4,958	16,139	15,171
Depreciation and amortization	19,886	21,192	86,033	63,360
Total operating expenses	55,232	55,862	190,818	163,383
OPERATING INCOME	27,275	26,477	57,444	69,854
Interest expense	(12,879)	(13,873)	(39,387)	(39,856)
Other (expense) income, net	(125)	(99)	(64)	403
NET INCOME	14,271	12,505	17,993	30,401
Net income attributable to restricted shares	(71)	(60)	(215)	(181)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$14,200	$12,445	$17,778	$30,220

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.22	$0.19	$0.28	$0.47
Weighted average units outstanding - basic	64,137,360	64,093,066	64,133,584	64,081,697

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.22	$0.19	$0.28	$0.47
Weighted average units outstanding - diluted	64,137,360	64,093,066	64,133,584	64,081,697

DISTRIBUTIONS PER UNIT	$0.27	$0.26	$0.81	$0.78

COMPREHENSIVE INCOME
Net income	$14,271	$12,505	$17,993	$30,401
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	567	87	4,303	(1,427)
Reclassification of amortization of forward-starting swap included in interest expense	(320)	(319)	(959)	(794)
Comprehensive income	14,518	12,273	21,337	28,180
Comprehensive income attributable to Limited Partners	(3,872)	(3,263)	(5,645)	(7,447)
Comprehensive income attributable to General Partner	$10,646	$9,010	$15,692	$20,733

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2017	17,194,980	$6,135	47,204,588	$822,259	$15,750	$844,144
Net income	—	4,765	—	13,228	—	17,993
Conversion of operating partnership units	(17,372)	916	17,372	(916)	—	—
Issuance of restricted units	—	—	5,320	—	—	—
Forfeiture of restricted units	—	—	(5,000)	—	—	—
Distributions	—	(13,923)	—	(38,241)	—	(52,164)
Stock-based compensation	—	—	—	2,180	—	2,180
Units withheld for employee taxes	—	—	(159)	(6)	—	(6)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	4,303	4,303
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(959)	(959)
Balance at September 30, 2018	17,177,608	$(2,107)	47,222,121	$798,504	$19,094	$815,491

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$17,993	$30,401
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	153	(2,233)
Depreciation and amortization	86,033	63,360
Amortization of debt issuance costs and debt fair value adjustments	1,165	2,625
Stock-based compensation expense	2,180	1,917
Settlement of derivative instruments	—	10,667
Other noncash interest expense	(959)	(794)
Other, net	4	1,665
Changes in operating assets and liabilities
Change in accounts receivable	1,001	211
Change in other assets	(12)	(547)
Change in accounts payable and accrued expenses	8,292	17,299
Change in security deposits payable	2,178	622
Change in other liabilities and deferred credits	885	462
Net cash provided by operating activities	118,913	125,655
INVESTING ACTIVITIES
Acquisition of real estate	—	(278,141)
Capital expenditures	(31,666)	(34,757)
Leasing commissions	(5,127)	(3,742)
Net cash used in investing activities	(36,793)	(316,640)
FINANCING ACTIVITIES
Repayment of secured notes payable	(74,843)	(166,781)
Proceeds from unsecured line of credit	35,000	173,000
Repayment of unsecured line of credit	(13,000)	(193,000)
Proceeds from unsecured notes payable	—	450,000
Debt issuance costs	(2,687)	(2,557)
Contributions from American Assets Trust, Inc.	(236)	30,075
Distributions	(52,164)	(50,172)
Shares withheld for employee taxes	(6)	—
Net cash (used in) provided by financing activities	(107,936)	240,565
Net (decrease) increase in cash and cash equivalents	(25,816)	49,580
Cash, cash equivalents and restricted cash, beginning of period	91,954	54,751
Cash, cash equivalents and restricted cash, end of period	$66,138	$104,331

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$56,220	$94,207
Restricted cash	9,918	10,124
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$66,138	$104,331
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2018
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
We are a full service, vertically integrated, and self-administered REIT with approximately 196 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2018, we owned or had a controlling interest in 27 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2018, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
Torrey Reserve Campus	First & Main
Torrey Point	Lloyd District Portfolio
Solana Beach Corporate Centre	City Center Bellevue
The Landmark at One Market
One Beach Street

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
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
September 30, 2018
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information
Total interest costs incurred	$40,602	$41,009
Interest capitalized	$1,215	$1,153
Interest expense	$39,387	$39,856
Cash paid for interest, net of amounts capitalized	$39,674	$33,720
Cash paid for income taxes	$337	$296
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$7,381	$(3,019)
Accrued leasing commissions	$865	$1,410
Reduction to capital for prepaid offering costs	$236	$129

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the adoption of the accounting standards during the first quarter of 2018 as discussed below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2018.
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
September 30, 2018
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
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-2, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. This ASU significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront.

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component would be classified as an operating lease. The Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with current GAAP (Topic 840). The Company plans to elect this practical expedient as well.

While we continue to evaluate the impact this pronouncement will have on our consolidated financial statements, we expect that the real estate leases designated as operating leases in Note 11 - Commitments and Contingencies, will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets upon adoption. The Company is currently assessing the potential changes to its accounting and whether such changes will have a material impact on its consolidated financial statements and condensed notes to its consolidated financial statements, as well as its business processes, controls and systems.

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
September 30, 2018
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
In-place leases	$41,134	$54,206
Accumulated amortization	(34,364)	(45,835)
Above market leases	11,963	21,262
Accumulated amortization	(11,293)	(20,084)
Acquired lease intangible assets, net	$7,440	$9,549
Below market leases	$65,260	$67,423
Accumulated accretion	(37,808)	(37,241)
Acquired lease intangible liabilities, net	$27,452	$30,182

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,350	$—	$1,350	$—	$1,156	$—	$1,156
Interest rate swap asset	$—	$9,384	$—	$9,384	$—	$5,091	$—	$5,091
Interest rate swap liability	$—	$—	$—	$—	$—	$10	$—	$10

 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 4.4% to 5.2%.
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

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$204,818	$205,792	$279,550	$286,156
Unsecured term loans, net	$248,653	$250,000	$248,839	$250,000
Unsecured senior guaranteed notes, net	$796,982	$773,982	$796,631	$802,699
Unsecured line of credit, net	$20,235	$22,000	$—	$—

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
The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2018 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$152
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$6,135
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$3,097

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasing commissions, net of accumulated amortization of $27,877 and $28,318, respectively	$22,414	$20,633
Interest rate swap asset	9,384	5,091
Acquired above market leases, net	670	1,178
Acquired in-place leases, net	6,770	8,371
Lease incentives, net of accumulated amortization of $253 and $136, respectively	1,051	916
Other intangible assets, net of accumulated amortization of $979 and $1,115, respectively	190	227
Prepaid expenses and other	5,942	5,945
Total other assets	$46,421	$42,361

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Acquired below market leases, net	$27,452	$30,182
Prepaid rent and deferred revenue	8,218	8,429
Interest rate swap liability	—	10
Deferred rent expense and lease intangible	2,284	1,670
Deferred compensation	1,350	1,156
Deferred tax liability	116	123
Straight-line rent liability	7,793	4,428
Other liabilities	61	63
Total other liabilities and deferred credits, net	$47,274	$46,061

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of September 30, 2018 and December 31, 2017 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2018	December 31, 2017	as of September 30, 2018
Loma Palisades (1)(2)	—	73,744	6.09%	July 1, 2018
One Beach Street (1)	21,900	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (3)	19,723	20,023	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (3)	6,669	6,764	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (3)	10,559	10,721	5.91%	June 1, 2020
Solana Beach Towne Centre (3)	35,196	35,737	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	205,047	279,889
Debt issuance costs, net of accumulated amortization of $857 and $1,191, respectively	(229)	(339)
Total Secured Notes Payable Outstanding	$204,818	$279,550

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 30, 2018.

(3)	Principal payments based on a 30-year amortization schedule.
Certain loans require us to comply with various financial covenants. As of September 30, 2018, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2018 and December 31, 2017 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2018	December 31, 2017	as of September 30, 2018
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
	1,050,000	1,050,000
Debt issuance costs, net of accumulated amortization of $6,616 and $5,866, respectively	(4,365)	(4,530)
Total Unsecured Notes Payable	$1,045,635	$1,045,470

(1)
The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 3.08% through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.

(2)
The Operating Partnership entered into a one-month forward-starting seven years swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million. The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

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

Certain loans require us to comply with various financial covenants. As of September 30, 2018, the Operating Partnership was in compliance with these financial covenants.

Amended Term Loan Agreement

On January 9, 2018, we entered into the Third Amendment to the Term Loan Agreement (as so amended, the "Term Loan Agreement"), which maintains the seven years $150 million unsecured term loan (referred to herein as Term Loan B and Term Loan C) to the Operating Partnership that matures on March 1, 2023 (the “$150mm Term Loan”). Effective as of March 1, 2018, borrowings under the Term Loan Agreement with respect to the $150mm Term Loan bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on the Operating Partnership’s consolidated leverage ratio, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps or (d) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.70% to 1.35% based on the Operating Partnership’s consolidated leverage ratio. Additionally, the Operating Partnership may elect for

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At September 30, 2018, there was $22 million outstanding under the Revolver Loan with approximately $1.8 million of debt issuance costs, net.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the nine months ended September 30, 2018, the weighted average interest rate on the Revolver Loan was 3.08%.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six months period. The Term Loan A matures on January 9, 2019 with no further extension options. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.
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
As of September 30, 2018, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,177,608 common units (the “noncontrolling common units”), and represented approximately 26.8% of the ownership interests in our Operating Partnership at September 30, 2018. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

During the nine months ended September 30, 2018, 17,372 common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended September 30, 2018 and 2017 does not include the weighted average of 262,605 and 231,977 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the nine months ended September 30, 2018 and 2017 does not include the weighted average of 265,762 and 232,041 unvested Operating Partnership units, respectively.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the nine months ended September 30, 2018, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2018, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2018:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2018	$0.27	January 1, 2018 to March 31, 2018	March 29, 2018
Second Quarter 2018	$0.27	April 1, 2018 to June 30, 2018	June 28, 2018
Third Quarter 2018	$0.27	July 1, 2018 to September 30, 2018	September 27, 2018

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
September 30, 2018
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2018:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	268,768	$29.89
Granted	5,320	$37.58
Vested	(6,719)	$37.90
Forfeited	(5,000)	$29.76
Nonvested at September 30, 2018	262,369	$29.85

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.7 million and $0.6 million in noncash compensation expense for the three month periods ended September 30, 2018 and 2017, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $2.2 million and $1.9 million in noncash compensation expense for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation expense was $2.0 million at September 30, 2018.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 262,605 and 231,977 for the three months ended September 30, 2018 and 2017, respectively and 265,762 and 232,041 for the nine months ended September 30, 2018 and 2017, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended September 30, 2018 and 2017, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NUMERATOR
Net income from operations	$14,271	$12,505	$17,993	$30,401
Less: Net income attributable to restricted shares	(71)	(60)	(215)	(181)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,806)	(3,351)	(4,765)	(8,220)
Net income attributable to common stockholders—basic	$10,394	$9,094	$13,013	$22,000
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$10,394	$9,094	$13,013	$22,000
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,806	3,351	4,765	8,220
Net income attributable to common stockholders—diluted	$14,200	$12,445	$17,778	$30,220
DENOMINATOR
Weighted average common shares outstanding—basic	46,959,752	46,898,086	46,945,095	46,650,403
Effect of dilutive securities—conversion of Operating Partnership units	17,177,608	17,194,980	17,188,489	17,431,294
Weighted average common shares outstanding—diluted	64,137,360	64,093,066	64,133,584	64,081,697

Earnings per common share, basic	$0.22	$0.19	$0.28	$0.47
Earnings per common share, diluted	$0.22	$0.19	$0.28	$0.47

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
A deferred tax liability is included in our consolidated balance sheets of $0.1 million as of September 30, 2018 and December 31, 2017, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2018, we recorded income tax expense of $0.2 million and $0.3 million, respectively. For the three and nine months ended September 30, 2017, we recorded income tax expense of $0.2 million and a income tax benefit of $0.0 million, respectively.
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
September 30, 2018
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
Commitments
At the Landmark at One Market, we lease (the "Annex Lease"), as lessee, a building adjacent to the Landmark at One Market under an operating lease effective through June 30, 2021, which we have the option to extend until 2031 by way of two five years extension options.
At Waikiki Beach Walk, we sublease a portion of the building of which Quiksilver is currently in possession, under an operating lease effective through December 31, 2021.
Current minimum annual payments under the leases are as follows, as of September 30, 2018 (in thousands):

Year Ending December 31,
2018 (three months ending December 31, 2018)	$827
2019	3,347
2020	3,422
2021	3,460	(1)
2022	2,613
Thereafter	22,210
Total	$35,879

(1)
Lease payments on the Annex Lease will be equal to fair rental value from July 2021 through the end of the extended lease term. In the table above, we have shown the option lease payments for this period based on the stated rate for the month of June 2021 of $217,744.

We have management agreements with Outrigger Hotels & Resorts or an affiliate thereof (“Outrigger”) pursuant to which Outrigger manages each of the retail and hotel portions of the Waikiki Beach Walk property. Under the management agreement with Outrigger relating to the retail portion of Waikiki Beach Walk (the “retail management agreement”), we pay Outrigger a monthly management fee of 3.0% of net revenues from the retail portion of Waikiki Beach Walk. Pursuant to the terms of the retail management agreement, if the agreement is terminated in certain instances, including our election not to repair damage or destruction at the property, a condemnation or our failure to make required working capital infusions, we would be obligated to pay Outrigger a termination fee equal to the sum of the management fees paid for the two months immediately preceding the termination date. The retail management agreement may not be terminated by us or by Outrigger without cause. Under our management agreement with Outrigger relating to the hotel portion of Waikiki Beach Walk (the “hotel management agreement”), we pay Outrigger a monthly management fee of 6.0% of the hotel's gross operating profit, as well as 3.0% of the hotel's gross revenues; provided that the aggregate management fee payable to Outrigger for any year shall not exceed 3.5% of the hotel's gross revenues for such fiscal year. Pursuant to the terms of the hotel management agreement, if the agreement is terminated in certain instances, including upon a transfer by us of the hotel or upon a default by us under the hotel management agreement, we would be required to pay a cancellation fee calculated by multiplying (1) the management fees for the previous 12 months by (2) (a) eight, if the agreement is terminated in the first 11 years of its term, or (b) four, three, two or one, if the agreement is terminated in the twelfth, thirteenth, fourteenth or fifteenth year, respectively, of its term. The hotel management agreement may not be terminated by us or by Outrigger without cause.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.5 million based on operating performance through September 30, 2018.
Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remains in remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next five years to seven years. The work performed is financed through an escrow account funded by the seller upon purchase of the Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fourteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 31.6% of total revenues for the nine months ended September 30, 2018. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 34.3% of total revenues for the nine months ended September 30, 2018. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2018 and 2017, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

NOTE 12. OPERATING LEASES
Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three years to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs and also may include percentage rents based on the tenant’s level of sales achieved. Leases on apartments generally range from 7 to 15 months, with a majority having 12-month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
As of September 30, 2018, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2018 (three months ending December 31, 2018)	$41,615
2019	169,384
2020	155,799
2021	133,430
2022	114,083
Thereafter	323,583
Total	$937,894

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Minimum rents
Retail	$19,034	$19,520	$58,236	$56,598
Office	24,061	23,494	71,507	69,829
Multifamily	11,866	11,473	35,073	28,957
Mixed-use	2,703	2,671	8,268	7,813
Cost reimbursement	8,405	8,838	25,238	24,854
Percentage rent	633	700	1,424	1,611
Hotel revenue	10,960	11,006	30,273	30,216
Other	417	433	1,153	1,222
Total rental income	$78,079	$78,135	$231,172	$221,100

Minimum rents include $1.2 million and $0.0 million for the three months ended September 30, 2018 and 2017, respectively, and $(2.4) million and $(0.3) million for the nine months ended September 30, 2018 and 2017, respectively, to recognize minimum rents on a straight-line basis. In addition, net amortization of above and below market leases included in minimum rents were $0.8 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental operating	$8,997	$8,625	$26,399	$25,135
Hotel operating	6,302	6,233	18,329	18,530
Repairs and maintenance	3,163	3,202	9,553	8,717
Marketing	482	506	1,397	1,404
Rent	816	774	2,416	2,325
Hawaii excise tax	1,094	1,231	3,096	3,201
Management fees	529	606	1,495	1,565
Total rental expenses	$21,383	$21,177	$62,685	$60,877

NOTE 14. OTHER (EXPENSE) INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and investment income	$46	$111	$209	$371
Income tax (expense) benefit	(171)	(210)	(277)	32
Other non-operating income	—	—	4	—
Total other (expense) income, net	$(125)	$(99)	$(64)	$403

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
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.8 million for both the nine months ended September 30, 2018 and 2017, are included in rental expenses on the statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Retail
Property revenue	$25,925	$26,547	$78,497	$76,292
Property expense	(7,062)	(6,934)	(21,011)	(20,419)
Segment profit	18,863	19,613	57,486	55,873
Total Office
Property revenue	27,251	26,653	85,073	79,002
Property expense	(8,243)	(7,874)	(24,598)	(23,720)
Segment profit	19,008	18,779	60,475	55,282
Total Multifamily
Property revenue	12,848	12,410	37,894	31,324
Property expense	(5,157)	(5,281)	(15,174)	(12,574)
Segment profit	7,691	7,129	22,720	18,750
Total Mixed-Use
Property revenue	16,483	16,729	46,798	46,619
Property expense	(9,708)	(9,623)	(27,863)	(28,139)
Segment profit	6,775	7,106	18,935	18,480
Total segments’ profit	$52,337	$52,627	$159,616	$148,385

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total segments’ profit	$52,337	$52,627	$159,616	$148,385
General and administrative	(5,176)	(4,958)	(16,139)	(15,171)
Depreciation and amortization	(19,886)	(21,192)	(86,033)	(63,360)
Interest expense	(12,879)	(13,873)	(39,387)	(39,856)
Other (expense) income, net	(125)	(99)	(64)	403
Net income	14,271	12,505	17,993	30,401
Net income attributable to restricted shares	(71)	(60)	(215)	(181)
Net income attributable to unitholders in the Operating Partnership	(3,806)	(3,351)	(4,765)	(8,220)
Net income attributable to American Assets Trust, Inc. stockholders	$10,394	$9,094	$13,013	$22,000

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2018	December 31, 2017
Net Real Estate
Retail	$629,484	$658,654
Office	813,623	813,121
Multifamily	414,983	424,044
Mixed-Use	177,477	180,888
	$2,035,567	$2,076,707
Secured Notes Payable (1)
Retail	$35,196	$35,737
Office	169,851	170,408
Multifamily	—	73,744
Mixed-Use	—	—
	$205,047	$279,889

(1)	Excludes debt issuance costs of $0.2 million and $0.3 million for each of the periods ending September 30, 2018 and December 31, 2017, respectively.

Capital expenditures for each segment for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital Expenditures (1)
Retail	$3,221	$3,803	$8,678	$7,849
Office	9,407	10,555	24,293	25,715
Multifamily	536	1,953	3,020	4,521
Mixed-Use	219	211	802	414
	$13,383	$16,522	$36,793	$38,499

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2018
(Unaudited)

NOTE 17. SUBSEQUENT EVENT
On November 2, 2018, we entered into an office lease agreement with Google LLC (“Google”), as tenant, at the Landmark at One Market for approximately 235,574 rentable square feet (the “Landmark Lease”).   The initial term for the Landmark Lease is anticipated to commence on January 1, 2019 with an anticipated initial expiration date of December 31, 2029, subject to two options to extend for a period of five years each.   Portions of the premises leased to Google under the Landmark Lease are anticipated to be delivered to Google in separate tranches, on January 1, 2019 and July 1, 2019. The annual base rent under the Landmark Lease (calculated in accordance with GAAP) is anticipated to be approximately $14.4 million in 2019 and $23.6 million each subsequent year of the initial lease term.
Additionally, on November 2, 2018, we entered into an office sublease agreement with Google, as subtenant, for approximately 17,624 rentable square feet at the Annex (the “Annex Sublease”), a six-story building adjacent to Landmark at One Market, in which we are a tenant under a long-term master lease with an affiliate of the Paramount Group (“Paramount”). The initial term for the Landmark Lease is anticipated to commence on July 1, 2019 with an anticipated initial expiration date of December 31, 2029, subject to two conditional options to extend for a period of five years each.   The premises leased to Google under the Annex Sublease is anticipated to be delivered to Google on July 1, 2019. The Annex Sublease is conditioned upon Paramount's consent. The annual base rent under the Annex Sublease (calculated in accordance with GAAP) is anticipated to be approximately $0.6 million in 2019 and $1.3 million each subsequent year of the initial lease term.
In connection with the foregoing and subject to certain conditions, we agreed to pay Salesforce.com, Inc. (“Salesforce”) a lease termination fee in the aggregate amount of approximately $2.9 million for the early surrender of certain of the premises currently leased by Salesforce at Landmark at One Market and the Annex. The useful life of assets related to the Salesforce lease and sublease at Landmark at One Market and the Annex, respectively, will be adjusted to reflect the remaining lease terms.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of September 30, 2018, our portfolio was comprised of twelve retail shopping centers; eight office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of September 30, 2018, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of September 30, 2018. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and nine months ended September 30, 2018 and 2017.  For the three months ended September 30, 2018, Hassalo on Eighth - Retail and Hassalo on Eighth - Multifamily were reclassified to same-store properties when compared to the designations for the three months ended September 30, 2017 as the entities became stabilized after their respective construction periods. Furthermore, Pacific Ridge Apartments was reclassified to same-store properties as it was acquired on April 28, 2017 and is comparable for the three months ended September 30, 2018. Waikele Center was transferred out of same-store properties due to significant redevelopment activity and Gateway Marketplace was classified as a non-same-store property as it was acquired on July 6, 2017, when compared to the designations for the three months ended September 30, 2017. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable.

For the nine months ended September 30, 2018, Torrey Reserve Campus, Hassalo on Eighth - Retail and Hassalo on Eighth - Multifamily were reclassified to same-store properties when compared to the designations for the nine months ended September 30, 2017 as the entities became stabilized after their respective construction periods. Pacific Ridge Apartments and Gateway Marketplace were classified as non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively, when compared to the designations for the nine months ended September 30, 2018. Additionally, Waikele Center was transferred out of same-store properties due to significant redevelopment activity for the nine months ended September 30, 2018. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable.

In our determination of same-store and redevelopment same-store properties for the nine months ended September 30, 2018, Waikele Center has been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income increased approximately 3.6% for the nine months ended September 30, 2018 compared to the same period in 2017. Retail redevelopment same-store net operating income increased approximately 0.4% for the nine months ended September 30, 2018 compared to the same period in 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Same-Store	24	22	23	21
Non-Same Store	3	4	4	5
Total Properties	27	26	27	26

Redevelopment Same-Store	25	N/A	24	22

Total Development Properties	3	4	3	4

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

During the three months ended September 30, 2018, we signed 16 retail leases for a total of 122,381 square feet of retail space including 64,585 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 18.8% and 21.7%, respectively. New retail leases for comparable spaces were signed for 959 square feet at an average rental rate increase on a cash and GAAP basis of 33.3% and 40.0%, respectively. Renewals for comparable retail spaces were signed for 63,626 square feet at an average rental rate increase on a cash and GAAP basis of 17.4% and 20.0%, respectively.

During the three months ended September 30, 2018, we signed 13 office leases for a total of 114,367 square feet of office space including 95,279 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 11.0% and 12.6%, respectively. New office leases for comparable spaces were signed for 83,147 square feet at an average rental rate increase on a cash and GAAP basis of 10.9% and 11.7%, respectively. Renewals for comparable office spaces were signed for 12,132 square feet at an average rental rate increase on a cash and GAAP basis of 11.5% and 18.3%, respectively. Tenant improvements and incentives were $72.01 per square foot of office space for comparable new leases for the three months ended September 30, 2018, mainly attributed to tenants at Lloyd District Portfolio.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $5.7 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $8.1 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively.

We capitalized external and internal costs related to other property improvements combined of $14.2 million and $8.4 million for the three months ended September 30, 2018 and 2017, respectively. We capitalized external and internal costs related to other property improvements combined of $30.9 million and $23.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.3 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. We capitalized interest costs related to development activities of $1.2 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017
The following summarizes our consolidated results of operations for the three months ended September 30, 2018 compared to our consolidated results of operations for the three months ended September 30, 2017. As of September 30, 2018, our operating portfolio was comprised of 27 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2018, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of September 30, 2017, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.1 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2017, we owned land at four of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2018	2017
Revenues
Rental income	$78,079	$78,135	$(56)	—%
Other property income	4,428	4,204	224	5
Total property revenues	82,507	82,339	168	—
Expenses
Rental expenses	21,383	21,177	206	1
Real estate taxes	8,787	8,535	252	3
Total property expenses	30,170	29,712	458	2
Total property income	52,337	52,627	(290)	(1)
General and administrative	(5,176)	(4,958)	(218)	4
Depreciation and amortization	(19,886)	(21,192)	1,306	(6)
Interest expense	(12,879)	(13,873)	994	(7)
Other (expense) income, net	(125)	(99)	(26)	26
Net income	14,271	12,505	1,766	14
Net income attributable to restricted shares	(71)	(60)	(11)	18
Net income attributable to unitholders in the Operating Partnership	(3,806)	(3,351)	(455)	14
Net income attributable to American Assets Trust, Inc. stockholders	$10,394	$9,094	$1,300	14%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $0.2 million, or 0%, to $82.5 million for the three months ended September 30, 2018 compared to $82.3 million for the three months ended September 30, 2017. The percentage leased was as follows for each segment as of September 30, 2018 and 2017:

	Percentage Leased (1)
	September 30,
	2018	2017
Retail	98.5%	97.0%
Office	91.4%	89.9%
Multifamily	92.3%	91.3%
Mixed-Use (2)	95.9%	93.7%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2018 or September 30, 2017, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $0.1 million, or 0%, to $78.1 million for the three months ended September 30, 2018 compared to $78.1 million for the three months ended September 30, 2017. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$25,377	$26,191	$(814)	(3)%	$20,933	$20,588	$345	2%
Office	25,887	25,385	502	2	25,796	25,314	482	2
Multifamily	11,907	11,519	388	3	11,907	11,519	388	3
Mixed-Use	14,908	15,040	(132)	(1)	14,908	15,040	(132)	(1)
	$78,079	$78,135	$(56)	—%	$73,544	$72,461	$1,083	1%

(1)
For this table and tables following, the same-store portfolio includes the Forever 21 building at Del Monte Center which we acquired on September 1, 2017 after previously owning the underlying land.  The same-store portfolio excludes: (i) Gateway Marketplace as it was acquired on July 6, 2017; (ii) Waikele Center due to significant redevelopment activity; (iii) Torrey Point, which was placed into operations and became available for occupancy in August 2018 and (iv) land held for development.

Total retail rental revenue decreased $0.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the expiration of the Kmart lease at Waikele Center on June 30, 2018. Same-store retail rental revenue increased $0.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher annualized base rents at Alamo Quarry Market and Carmel Mountain Plaza.
Total office rental revenue increased $0.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the higher annualized base rents at The Landmark at One Market and One Beach Street.
Total multifamily rental revenue increased $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in average occupancy at Pacific Ridge Apartments during the quarter. The increase in rental revenue is also attributed to higher average base rent per unit of $1,837 for the three months ended September 30, 2018 compared to $1,787 for the three months ended September 30, 2017.
Total mixed-use revenue decreased $0.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a decrease in occupancy for the three months ended September 30, 2018 for the hotel portion of our mixed-use property. The decrease in mixed-use revenue is also attributed to a decrease in percentage rent retail tenants at our mixed-use property.
Other property income. Other property income increased $0.2 million, or 5%, to $4.4 million for the three months ended September 30, 2018 compared to $4.2 million for the three months ended September 30, 2017. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$548	$356	$192	54%	$394	$89	$305	343%
Office	1,364	1,268	96	8	1,328	1,299	29	2
Multifamily	941	891	50	6	941	891	50	6
Mixed-Use	1,575	1,689	(114)	(7)	1,575	1,689	(114)	(7)
	$4,428	$4,204	$224	5%	$4,238	$3,968	$270	7%
Retail property income increased $0.2 million for the three months ended September 30, 2018 primarily due to lease termination fees for tenants at Solana Beach Towne Centre and Del Monte Center received during the three months ended September 30, 2018.

Mixed-use property income decreased $0.1 million for the three months ended September 30, 2018 primarily due to a decrease in food and beverage income for the three months ended September 30, 2018 at the hotel portion of our mixed-use property. The decrease in mixed-use property income is also attributed to a decrease in parking income for the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $0.5 million, or 2%, to $30.2 million, for the three months ended September 30, 2018 compared to $29.7 million for the three months ended September 30, 2017.
Rental Expenses. Rental expenses increased $0.2 million, or 1%, to $21.4 million for the three months ended September 30, 2018 compared to $21.2 million for the three months ended September 30, 2017. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$3,654	$3,456	$198	6%	$2,804	$2,752	$52	2%
Office	5,237	5,064	173	3	5,214	4,950	264	5
Multifamily	3,594	3,756	(162)	(4)	3,594	3,757	(163)	(4)
Mixed-Use	8,898	8,901	(3)	—	8,898	8,901	(3)	—
	$21,383	$21,177	$206	1%	$20,510	$20,360	$150	1%
Total retail rental expenses increased $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to repairs and maintenance and utility expense during the period.
Office rental expenses increased $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in repairs and maintenance expense during the quarter. The increase in office rental expenses was partially offset by a decrease in bad debt expense for tenants at Torrey Point, which was recorded during the prior period.
Multifamily rental expenses decreased $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the expiration of third party management services associated with the acquisition of the Pacific Ridge Apartments during the fourth quarter of 2017.
Real Estate Taxes. Real estate taxes increased $0.3 million, or 3%, to $8.8 million for the three months ended September 30, 2018 compared to $8.5 million for the three months ended September 30, 2017. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$3,408	$3,478	$(70)	(2)%	$2,690	$2,633	$57	2%
Office	3,006	2,810	196	7	2,874	2,741	133	5
Multifamily	1,563	1,525	38	2	1,563	1,525	38	2
Mixed-Use	810	722	88	12	810	722	88	12
	$8,787	$8,535	$252	3%	$7,937	$7,621	$316	4%
Office real estate taxes increased $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in tax assessments for our office properties.

Property Operating Income
Property operating income decreased $0.3 million, or (1)%, to $52.3 million for the three months ended September 30, 2018, compared to $52.6 million for the three months ended September 30, 2017. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$18,863	$19,613	$(750)	(4)%	$15,833	$15,292	$541	4%
Office	19,008	18,779	229	1	19,036	18,922	114	1
Multifamily	7,691	7,129	562	8	7,691	7,128	563	8
Mixed-Use	6,775	7,106	(331)	(5)	6,775	7,106	(331)	(5)
	$52,337	$52,627	$(290)	(1)%	$49,335	$48,448	$887	2%
Total retail property operating income decreased $0.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to expiration of the Kmart lease at Waikele Center.
Total office property operating income increased $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher annualized base rents at The Landmark at One Market and One Beach Street.
Total multifamily property operating income increased $0.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in occupancy at Pacific Ridge Apartments and decrease in operating expenses during the period.
Total mixed-use property operating income decreased $0.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due a decrease in occupancy at the hotel portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased $0.2 million, or 4%, to $5.2 million for the three months ended September 30, 2018, compared to $5.0 million for the three months ended September 30, 2017. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.3 million, or 6%, to $19.9 million for the three months ended September 30, 2018, compared to $21.2 million for the three months ended September 30, 2017. This decrease was primarily due to higher depreciation and amortization in the prior period attributable the acquisition of Pacific Ridge Apartments and expiration of tenant improvements at Lloyd District Portfolio during the period.
Interest Expense. Interest expense decreased $1.0 million, or 7%, to $12.9 million for the three months ended September 30, 2018, compared to $13.9 million for the three months ended September 30, 2017. This decrease was primarily due to the repayment of the mortgage loan at Loma Palisades on March 30, 2018.
Other (Expense) Income, Net. Other (Expense) income, net decreased $0.03 million, or 26%, to $0.1 million for the three months ended September 30, 2018, compared to $0.1 million for the three months ended September 30, 2017, primarily due to a decrease in interest and investment income attributed to lower cash balances and a decrease in the corporate tax rate during the period.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
The following summarizes our consolidated results of operations for the nine months ended September 30, 2018 compared to our consolidated results of operations for the nine months ended September 30, 2017.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2018	2017
Revenues
Rental income	$231,172	$221,100	$10,072	5%
Other property income	17,090	12,137	4,953	41
Total property revenues	248,262	233,237	15,025	6
Expenses
Rental expenses	62,685	60,877	1,808	3
Real estate taxes	25,961	23,975	1,986	8
Total property expenses	88,646	84,852	3,794	4
Total property income	159,616	148,385	11,231	8
General and administrative	(16,139)	(15,171)	(968)	6
Depreciation and amortization	(86,033)	(63,360)	(22,673)	36
Interest expense	(39,387)	(39,856)	469	(1)
Other income (expense), net	(64)	403	(467)	116
Net income	17,993	30,401	(12,408)	(41)
Net income attributable to restricted shares	(215)	(181)	(34)	19
Net income attributable to unitholders in the Operating Partnership	(4,765)	(8,220)	3,455	(42)
Net income attributable to American Assets Trust, Inc. stockholders	$13,013	$22,000	$(8,987)	(41)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $15.0 million, or 6%, to $248.3 million for the nine months ended September 30, 2018 compared to $233.2 million for the nine months ended September 30, 2017. The percentage leased was as follows for each segment as of September 30, 2018 and 2017:

	Percentage Leased (1)
	September 30,
	2018	2017
Retail	98.5%	97.0%
Office	91.4%	89.9%
Multifamily	92.3%	91.3%
Mixed-Use (2)	95.9%	93.7%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2018 or September 30, 2017, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $10.1 million, or 5%, to $231.2 million for the nine months ended September 30, 2018 compared to $221.1 million for the nine months ended September 30, 2017. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$77,015	$75,161	1,854	2%	$61,641	$59,997	$1,644	3%
Office	76,756	74,996	1,760	2	76,654	74,800	1,854	2
Multifamily	35,209	29,053	6,156	21	23,195	22,450	745	3
Mixed-Use	42,192	41,890	302	1	42,192	41,890	302	1
	$231,172	$221,100	$10,072	5%	$203,682	$199,137	$4,545	2%

(1)
For this table and tables following, the same-store portfolio includes the Forever 21 building at Del Monte Center which we acquired on September 1, 2017 after previously owning the underlying land.  The same-store portfolio excludes: (i) the Pacific Ridge Apartments as it was acquired April 28, 2017; (ii) Gateway Marketplace as it was acquired on July 6, 2017; (iii) Waikele Center due to significant redevelopment activity; (iv) Torrey Point, which was placed into operations and became available for occupancy in August 2018 and (v) land held for development.

Total retail rental revenue increased $1.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $1.8 million during the period, offset by a decrease in rental income at Waikele Center attributed to the expiration of the Kmart lease. The increase in total retail rental revenue is also attributed to higher annualized base rents at Lomas Santa Fe Plaza and Del Monte Center.
Total office rental revenue increased $1.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to higher annualized base rents during the period, primarily at The Landmark at One Market, Torrey Reserve Campus and One Beach Street. The increase was partially offset by a decrease in annualized base rents at the Lloyd District Portfolio.
Multifamily rental revenue increased $6.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental rental revenue of approximately $5.4 million for the period. Same-store multifamily rental revenue increased $0.7 million during the period due to an increase in occupancy and higher average base rent per unit of $1,789 during the nine months ended September 30, 2018 compared to $1,746 during the nine months ended September 30, 2017.
Mixed-use rental revenue increased $0.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to higher annualized base rents at the retail portion of our mixed-use property.
Other property income. Other property income increased $5.0 million, or 41%, to $17.1 million for the nine months ended September 30, 2018 compared to $12.1 million for the nine months ended September 30, 2017. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$1,482	$1,131	$351	31%	$831	$368	$463	126%
Office	8,317	4,006	4,311	108	6,860	4,080	2,780	68
Multifamily	2,685	2,271	414	18	2,199	1,989	210	11
Mixed-Use	4,606	4,729	(123)	(3)	4,606	4,729	(123)	(3)
	$17,090	$12,137	$4,953	41%	$14,496	$11,166	$3,330	30%
Total retail other property income increased $0.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in lease termination fees at Solana Beach Towne Center and Del Monte Center received during the period.

Total office other property income increased $4.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to lease termination fees for tenants at Lloyd District Portfolio and Torrey Point received during the period.
Total multifamily other property income increased $0.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental other property income of approximately $0.2 million during the period. Same-store multifamily other property income increased $0.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in parking income during the period.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.8 million, or 4%, to $88.6 million for the nine months ended September 30, 2018, compared to $84.9 million for the nine months ended September 30, 2017. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.8 million, or 3%, to $62.7 million for the nine months ended September 30, 2018, compared to $60.9 million for the nine months ended September 30, 2017. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$10,702	$10,412	$290	3%	$8,529	$8,087	$442	5%
Office	15,777	15,411	366	2	15,521	14,984	537	4
Multifamily	10,599	8,973	1,626	18	7,796	7,154	642	9
Mixed-Use	25,607	26,081	(474)	(2)	25,607	26,081	(474)	(2)
	$62,685	$60,877	$1,808	3%	$57,453	$56,306	$1,147	2%
Same store retail rental expenses increased $0.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to repairs and maintenance, pest control, and utilities during the period.
Total office rental expenses increased $0.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in security patrol and bad debt expense during the period.
Total multifamily rental expenses increased $1.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental rental expenses of approximately $1.0 million during the period. Same-store multifamily rental expenses increased $0.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in repairs and maintenance expense and personnel compensation expense during the period.
Mixed-use rental expenses decreased $0.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to bad debt expense at the hotel portion of our mixed-use property during the nine months ended September 30, 2017 attributable to a bankruptcy filed by one of the hotel's travel agents.
Real Estate Taxes. Real estate tax expense increased $2.0 million, or 8%, to $26.0 million for the nine months ended September 30, 2018 compared to $24.0 million for the nine months ended September 30, 2017. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$10,309	$10,007	$302	3%	$7,846	$7,784	$62	1%
Office	8,821	8,309	512	6	8,573	8,108	465	6
Multifamily	4,575	3,601	974	27	2,616	2,434	182	7
Mixed-Use	2,256	2,058	198	10	2,256	2,058	198	10
	$25,961	$23,975	$1,986	8%	$21,291	$20,384	$907	4%

Total retail real estate taxes increased $0.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had incremental real estate taxes of approximately $0.2 million during the period.
Total office real estate taxes increased $0.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in the tax assessments for our office properties.
Multifamily real estate taxes increased $1.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental real estate taxes of approximately $0.8 million during the period. The increase is also due to assessed taxes at Hassalo on Eighth - Multifamily, which had incremental real estate tax expense of approximately $0.1 million during the period.
Property Operating Income
Property operating income increased $11.2 million, or 8%, to $159.6 million for the nine months ended September 30, 2018, compared to $148.4 million for the nine months ended September 30, 2017. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2018	2017			2018	2017
Retail	$57,486	$55,873	$1,613	3%	$46,097	$44,494	$1,603	4%
Office	60,475	55,282	5,193	9	59,420	55,788	3,632	7
Multifamily	22,720	18,750	3,970	21	14,982	14,851	131	1
Mixed-Use	18,935	18,480	455	2	18,935	18,480	455	2
	$159,616	$148,385	$11,231	8%	$139,434	$133,613	$5,821	4%
Total retail property operating income increased $1.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, offset by a decrease in rental income at Waikele Center attributed to the expiration of the Kmart lease. Same-store property operating income increased $1.6 million during the nine months ended September 30, 2018 primarily due to higher annualized base rents during the period.
Total office property operating income increased $5.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to lease termination fees at Lloyd District Portfolio and Torrey Point and higher annualized base rents at The Landmark at One Market and One Beach Street.
Total multifamily property operating income increased $4.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017.
Mixed-use property operating income increased $0.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in annualized base rents at the retail portion of our mixed-use property and a decrease in bad debt expense at the hotel portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased $1.0 million, or 6%, to $16.1 million for the nine months ended September 30, 2018, compared to $15.2 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $22.7 million, or 36%, to $86.0 million for the nine months ended September 30, 2018, compared to $63.4 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in depreciation expense at Waikele Center attributed to the redevelopment of the Kmart space and Lloyd District Portfolio attributed to acceleration of depreciation related to lease terminations.
Interest Expense. Interest expense decreased $0.5 million, or 1%, to $39.4 million for the nine months ended September 30, 2018 compared to $39.9 million for the nine months ended September 30, 2017. This decrease was primarily due to the payoff of property mortgages for Waikiki Beach Walk - Retail during the first quarter of 2017, Solana Beach Corporate Center

III-IV during the second quarter of 2017, and Loma Palisades during the first quarter of 2018, offset by the closing of our offerings of Series D Notes on March 1, 2017, Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017.
Other Income (Expense), Net. Other (Expense) income, net decreased $0.5 million, or 116%, to other expense, net of $0.1 million for the nine months ended September 30, 2018, compared to other income, net of $0.4 million for the nine months ended September 30, 2017, primarily due to a decrease in income tax expense during the period attributed to a valuation allowance on our deferred tax asset for our taxable REIT subsidiary and a decrease in the 2018 corporate tax rate. The decrease is also due to a decrease in interest and investment income attributed to lower cash balances during the period.
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

As of September 30, 2018, the company owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2018, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of September 30, 2018, we had the capacity to issue up to an additional $176.2 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of September 30, 2018, we held $56.2 million in cash and cash equivalents.
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
Cash Flows
Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017
Cash, cash equivalents, and restricted cash were $66.1 million and $104.3 million at September 30, 2018 and 2017, respectively.
Net cash provided by operating activities decreased $6.7 million to $118.9 million for the nine months ended September 30, 2018 compared to $125.7 million for the nine months ended September 30, 2017. The decrease in cash from operations was due to the settlements of the forward-starting interest rate swaps during the nine months ended September 30, 2017 in connection with the Series D Notes issued on March 1, 2017.
Net cash used in investing activities decreased $279.8 million to $36.8 million for the nine months ended September 30, 2018 compared to $316.6 million for the nine months ended September 30, 2017. The decrease was primarily due to the acquisition of Pacific Ridge Apartments on April 28, 2017.
Net cash provided by financing activities decreased $348.5 million to cash used of $107.9 million for the nine months ended September 30, 2018 compared to cash provided of $240.6 million for the nine months ended September 30, 2017. The decrease in cash provided by financing activities was primarily due to the closing of Series D Notes issued on March 1, 2017 and Series E Notes issued on May 23, 2017.

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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2018 and 2017 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net operating income	$52,337	$52,627	$159,616	$148,385
General and administrative	(5,176)	(4,958)	(16,139)	(15,171)
Depreciation and amortization	(19,886)	(21,192)	(86,033)	(63,360)
Interest expense	(12,879)	(13,873)	(39,387)	(39,856)
Other income, net	(125)	(99)	(64)	403
Net income	$14,271	$12,505	$17,993	$30,401

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
The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2018 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Funds from Operations (FFO)
Net income	$14,271	$17,993
Plus: Real estate depreciation and amortization	19,886	86,033
Funds from operations	34,157	104,026
Less: Nonforfeitable dividends on incentive restricted stock awards	(70)	(211)
FFO attributable to common stock and units	$34,087	$103,815
FFO per diluted share/unit	$0.53	$1.62
Weighted average number of common shares and units, diluted (1)	64,137,727	64,133,629

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2018, we had $1,005.0 million of fixed rate debt outstanding with an estimated fair value of $979.8 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of September 30, 2018 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at September 30, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $21.1 million. If interest rates at September 30, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $46.9 million.
Variable Interest Rate Debt
At September 30, 2018, we had $272.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2018, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2018, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	November 2, 2018	Date:	November 2, 2018