Form 10-K
period 2018-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2019-02-15
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
American Assets Trust, Inc.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
American Assets Trust, L.P.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐
Emerging Growth Company	☐
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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2018 was $1,559.9 million.
The number of American Assets Trust, Inc.’s common shares outstanding on February 15, 2019 was 47,325,507.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2018, American Assets Trust, Inc. owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2018

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2018, our portfolio is comprised of twelve retail shopping centers; eight office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2018, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of December 31, 2018. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Employees
At December 31, 2018, we had 189 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2018, 2017 and 2016 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2018, 2017 or 2016. salesforce.com, inc. at The Landmark at One Market accounted for approximately 15.4%, 15.5% and 15.0% of total office segment revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Foreign Operations
We do not engage in any foreign operations or derive any revenue from foreign sources.
Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission, or the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.americanassetstrust.com, or by contacting our Secretary at our principal office, which is located at 11455 El Camino Real, Suite 200, San Diego, California 92130. Our telephone number is (858) 350-2600. The information contained on our website is not a part of this report and is not incorporated herein by reference.
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
At December 31, 2018, we had total debt outstanding of $1,296.8 million, excluding debt issuance costs, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2018, we also had a second amended and restated credit facility with a capacity of $450 million, consisting of a revolving line of credit of $350 million and an unsecured term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may materially adversely affect us.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our LIBOR-based securities, including our floating rate notes. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of and the amount of interest paid on our LIBOR-based securities and could have a material adverse effect on our business, financial condition and results of operations:
We depend on significant tenants in our office properties, and a bankruptcy, insolvency or inability to pay rent of any of these tenants may adversely affect the income produced by our office properties and could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
As of December 31, 2018, the three largest tenants in our office portfolio - salesforce.com, Inc., Autodesk, Inc. and Veterans Benefits Administration - represented approximately 28.3% of the total annualized base rent in our office portfolio. salesforce.com, Inc. is a provider of customer and collaboration relationship management services to various businesses and industries worldwide. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The Veterans Benefits Administration is a division of the U.S. Department of Veterans Affairs and is responsible for administering financial and other forms of assistance to veterans and their dependents. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
As of December 31, 2018, our largest anchor tenants were Lowe's, Nordstrom Rack and Sprouts Farmers Market, which together represented approximately 10.6% of our total annualized base rent of our retail portfolio in the aggregate, and 5.0%, 3.0% and 2.6%, respectively, of the annualized base rent generated by our retail properties.
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
As of December 31, 2018, leases representing 5.6% of the square footage and 7.9% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2019, and an additional 7.4% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. As described under Note 8. "Derivative and Hedging Activities," to the accompanying consolidated financial statements, we have entered into several interest rate swap agreements that are intended to reduce the interest rate variability exposure with respect to certain of our indebtedness. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.
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
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers (including Amazon.com) and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $7.6 million based on operating performance through December 31, 2018. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
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
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails and/or employees or third-parties with access to our systems. We face the risk of ransomware of other cyber-attacks aimed at disrupting the availability of systems, applications, networks or data important to our business operations.
Our information technology, or IT, networks and related systems, are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants.
Additionally, we collect and hold personal information of our residents and prospective residents in connection with our leasing activities at our multifamily locations.  We also collect and hold personal information of our employees in connection with their employment. In addition, we engage third-party service providers that may have access to such personal information in connection with providing business services to us, whether through our own IT networks and related systems, or through the third-party service providers’ IT networks and related systems.

We mitigate the risk of disruptions, breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures including (among others) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, and to test and verify their proper and secure operations on a periodic basis.
There can be no assurance that our efforts to maintain the confidentiality, integrity, and availability and controls of our (or our third-party service providers') IT networks and related data and systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving our (or our third-party service providers') IT networks and related systems could materially and adversely impact our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our common stock, our ability to pay dividends and/or other distributions to our shareholders. A security breach could additionally cause the disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or employees) and damage to our reputation.

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
As of December 31, 2018, Mr. Rady and his affiliates owned approximately 14.0% of our outstanding common stock and 23.1% of our outstanding common units, which together represent an approximate 37.0% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2018, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 28.2% of our outstanding common units and approximately 20.3% of our outstanding common stock, which together represent an approximate 41.5% beneficial interest in our company on a fully diluted basis.
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
Not more than 20% (25% for taxable years beginning before January 1, 2018) of the value of a REIT’s total assets may be represented by the securities of one or more taxable REIT subsidiaries. A REIT's ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of a REIT's total assets may be represented by securities (including securities of one or more taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our taxable REIT subsidiaries and other nonqualifying assets will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our taxable REIT subsidiaries to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these ownership limitations or to avoid application of the 100% excise tax discussed above.
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
The 2017 Tax Cuts and Jobs Act, or TCJA, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the legislation that could affect us and our stockholders include:

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
Many of these changes that are applicable to us are effective with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses U.S. federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA and the potential tax consequences of investing in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Portfolio
As of December 31, 2018, our operating portfolio was comprised of 27 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2018, we owned land at three of our properties that we classified as held for development and construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	94.6%	$3,841,618	$52.00
Carmel Mountain Plaza (1)	San Diego, CA	1994/2014	15	528,416	77.4	12,234,245	29.91
South Bay Marketplace(1)	San Diego, CA	1997	9	132,877	88.7	2,222,421	18.86
Gateway Marketplace	San Diego, CA	1997/2016	3	127,861	98.7	2,403,614	19.05
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	208,030	97.0	5,971,638	29.59
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	93.5	5,929,000	25.70
Del Monte Center (1)	Monterey, CA	1967/1984/2006	16	673,572	98.3	11,680,190	17.64
Geary Marketplace	Walnut Creek, CA	2012	3	35,156	95.6	1,156,036	34.40
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,981,378	169.77
Waikele Center	Waipahu, HI	1993/2008	9	418,047	100.0	10,798,380	25.83
Alamo Quarry Market (1)	San Antonio, TX	1997/1999	16	588,970	99.5	14,745,038	25.16
Hassalo on Eighth - Retail (2)	Portland, OR	2015	3	44,153	76.6	1,079,577	31.92
Subtotal / Weighted Average Retail Portfolio			107	3,093,581	93.9%	$74,043,135	$25.49

OFFICE PROPERTIES
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016	14	516,676	84.1%	$18,162,561	$41.80
Torrey Point	San Diego, CA	2017	2	92,614	32.2	983,599	32.98
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,495	87.8	7,172,493	38.44
The Landmark at One Market (3)	San Francisco, CA	1917/2000	1	419,371	100.0	26,940,554	64.24
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	100.0	4,358,102	44.65
First & Main	Portland, OR	2010	1	360,641	98.7	11,182,650	31.42
Lloyd District Portfolio	Portland, OR	1940-2015	2	459,603	87.6	10,065,764	25.00
City Center Bellevue	Bellevue, WA	1987	1	497,472	98.2	18,719,712	38.32
Subtotal / Weighted Average Office Portfolio			26	2,656,486	90.9%	$97,585,435	$40.41
Total / Weighted Average Retail and Office Portfolio			133	5,750,067	92.5%	$171,628,570	$32.27
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (4)	Honolulu, HI	2006	3	96,707	96.1%	$10,752,372	$115.70

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014	2	369	93.0%	$319.58	$297.36

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	94.3%	$13,393,860	$2,160
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	90.6	3,507,960	2,017
Mariner’s Point	Imperial Beach, CA	1986	8	88	90.9	1,707,156	1,778
Santa Fe Park RV Resort (5)	San Diego, CA	1971/2007-2008	1	126	88.1	1,230,864	924
Pacific Ridge Apartments	San Diego, CA	2013	3	533	96.1	16,747,488	2,725
Hassalo on Eighth - Multifamily (2)	Portland, OR	2015	3	657	93.2	11,942,347	1,625
Total / Weighted Average Multifamily			121	2,112	93.6%	$48,529,675	$2,046

(1)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$709,740
South Bay Marketplace	1	2,824	$102,276
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	4	31,994	$509,880

(2)	The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.

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

•
Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2018, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2018. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2018, divided by total units available, expressed as a percentage.

•
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2018, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2018. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2018 for our retail and office portfolio equaled approximately $3.8 million for the year ended December 31, 2018. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2018. Total abatements for leases in effect as of December 31, 2018 for our multifamily portfolio equaled approximately $1.0 million for the year ended December 31, 2018.

•	Units represent the total number of units available for sale/rent at December 31, 2018.

•
Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2018, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2018, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2018 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2018.

Tenant Diversification
At December 31, 2018, our operating portfolio had approximately 741 leases with office and retail tenants, of which 4 expired on December 31, 2018 and there were 18 that had not yet commenced as of such date. Our residential properties had approximately 1,866 leases with residential tenants at December 31, 2018, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 70 leases with retailers. No one tenant or affiliated group of tenants accounted for more than 8.2% of our annualized base rent as of December 31, 2018 for our retail, office and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2018.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
salesforce.com, inc.	The Landmark at One Market	12/31/2018 6/30/2019	254,118	4.3%	$15,002,748	8.2%
Autodesk, Inc.	The Landmark at One Market	12/31/2022 12/31/2023	114,664	2.0	9,547,099	5.2
Lowe's	Waikele Center	5/31/2028	155,000	2.7	3,720,000	2.0
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.6	3,006,453	1.6
Clearesult Operating, LLC (as successor to Portland Energy Conservation)	First & Main	4/30/2025	101,848	1.7	2,735,895	1.5
State of Oregon: Department of Environmental Quality	Lloyd District Portfolio	10/31/2031	87,787	1.5	2,607,730	1.4
Alliant International University	One Beach Street	10/31/2019	64,161	1.1	2,510,982	1.4
VMware, Inc.(2)	City Center Bellevue	11/30/2022 3/31/2025	72,883	1.2	2,404,668	1.3
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.2	2,189,648	1.2
Treasury Call Center (3)	First & Main	8/31/2020	63,648	1.1	2,184,302	1.2
Quiksilver	Waikiki Beach Walk	12/31/2021	8,365	0.1	2,101,039	1.2
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2024 3/31/2025 9/30/2032	71,431	1.2	1,919,436	1.1
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.6	1,807,609	1.0
Industrious	City Center Bellevue	11/30/2033	37,166	0.6	1,728,219	0.9
Troutman Sanders, LLP	Torrey Reserve Campus First & Main	11/30/2019 4/30/2025	33,812	0.6	1,603,658	0.9
Smartsheet, Inc.	City Center Bellevue	11/30/2022	53,972	0.9	1,593,788	0.9
Eisneramper LLP	The Landmark at One Market	12/31/2018	19,126	0.3	1,568,332	0.9
Vons	Lomas Santa Fe Plaza	12/31/2022	49,895	0.9	1,399,205	0.8
Old Navy	Waikele Center, South Bay Marketplace, Alamo Quarry Market	7/31/2020 4/30/2021 9/30/2022	59,780	1.0	*	*
Marshalls	Solana Beach Towne Centre, Carmel Mountain Plaza	1/31/2025 1/31/2029	68,055	1.2	1,335,447	0.7
GE Healthcare	City Center Bellevue	12/31/2021	32,304	0.6	1,324,464	0.7
Cisco Systems, Inc.	City Center Bellevue	2/28/2023	29,415	0.5	1,264,845	0.7
Regal Cinemas	Alamo Quarry Market	3/31/2023	72,447	1.2	1,231,599	0.7
Ruth's Chris Steak House	Torrey Reserve Campus, Waikiki Beach Walk	1/31/2020 2/29/2028	14,741	0.3	1,228,570	0.7
Esterline Technologies	City Center Bellevue	9/30/2023	36,870	0.6	1,220,468	0.7
TOTAL			1,698,838	29.0%	$67,236,204	36.9%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2018 for the applicable lease(s) by (ii) 12.

(2)	The tenant may terminate 17,173 square feet of its lease by giving 6 month notice on or before April 30, 2021.

(3)	The tenant may terminate its lease at any time with 90 days notice.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2018. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	9	2,143,797	36.7%
Northern California	4	1,225,713	21.0
Oregon	3	864,397	14.8
Washington	1	497,472	8.5
Texas	1	588,970	10.1
Hawaii (2)	3	526,425	9.0
Total	21	5,846,774	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.

(2)	Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2018 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	12	$75,474	36.0%
Office	8	78,502	37.5
Mixed-Use	1	30,186	14.4
Multifamily	6	25,250	12.1
Total	27	$209,412	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2018, plus available space, for each of the ten calendar years beginning January 1, 2019 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 5 leases that terminated on December 31, 2018. In 2019, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	434,660	7.4%	$—	—%	$—
Month to Month	42,049	0.7	783,344	0.4	18.63
2019	326,002	5.6	14,350,194	7.9	44.02
2020	591,945	10.1	19,568,840	10.7	33.06
2021	446,021	7.6	21,405,902	11.7	47.99
2022	697,099	11.9	26,447,949	14.5	37.94
2023	671,492	11.5	25,225,628	13.8	37.57
2024	489,759	8.4	14,843,574	8.1	30.31
2025	421,536	7.2	12,307,787	6.7	29.20
2026	233,098	4.0	7,542,467	4.1	32.36
2027	148,677	2.5	5,053,036	2.8	33.99
2028	555,573	9.5	10,511,685	5.8	18.92
Thereafter	571,257	9.8	24,340,533	13.3	42.61
Signed Leases Not Commenced	217,606	3.7	—	—	—
Total:	5,846,774	100.0%	$182,380,939	100.0%	$31.19

(1)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2018 for the leases expiring during the applicable period, by 12.

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
American Assets Trust, Inc.
Shares of American Assets Trust, Inc.'s common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for the company's common stock. On February 8, 2019, the reported close sale price per share was $43.99. The following table sets forth, for the periods indicated, the high and low close prices in dollars on the NYSE for the company's common stock and the dividends we declared per share.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter 2017	$40.80	$44.57	$0.2600
Second Quarter 2017	$38.38	$44.53	$0.2600
Third Quarter 2017	$38.25	$40.95	$0.2600
Fourth Quarter 2017	$37.66	$41.37	$0.2700
First Quarter 2018	$31.72	$38.16	$0.2700
Second Quarter 2018	$32.45	$38.79	$0.2700
Third Quarter 2018	$36.75	$39.64	$0.2700
Fourth Quarter 2018	$35.46	$42.81	$0.2800
On February 8, 2019, we had 109 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. The following table sets forth the distributions we declared with respect to American Assets Trust, L.P.'s operating partnership units for the periods indicated:

Period	Distribution per Unit
First Quarter 2017	$0.26
Second Quarter 2017	$0.26
Third Quarter 2017	$0.26
Fourth Quarter 2017	$0.27
First Quarter 2018	$0.27
Second Quarter 2018	$0.27
Third Quarter 2018	$0.27
Fourth Quarter 2018	$0.28
As of February 8, 2019, we had 23 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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

Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2018.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index from December 31, 2013 through December 31, 2018.  The stock price performance graph assumes that an investor invested $100 in each of AAT and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of AAT’s shares of common stock.

Total Return Performance
American Assets Trust, Inc.
S&P 500 Index
SNL US REIT Equity Index
Index Value
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

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

	American Assets Trust, Inc.
	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenue:
Rental income	$309,537	$298,803	$279,498	$261,887	$246,078
Other property income	21,330	16,180	15,590	13,736	13,922
Total revenues	330,867	314,983	295,088	275,623	260,000
Expenses:
Rental expenses	86,482	84,006	79,553	73,187	68,267
Real estate taxes	34,973	32,671	28,378	24,819	22,964
General and administrative	22,784	21,382	17,897	20,074	18,532
Depreciation and amortization	107,093	83,278	71,319	63,392	66,568
Total operating expenses	251,332	221,337	197,147	181,472	176,331
Operating income	79,535	93,646	97,941	94,151	83,669
Interest expense	(52,248)	(53,848)	(51,936)	(47,260)	(52,965)
Gain on sale of real estate	—	—	—	7,121	—
Other income (expense), net	(85)	334	(368)	(97)	441
Net income	27,202	40,132	45,637	53,915	31,145
Net income attributable to restricted shares	(311)	(241)	(189)	(168)	(374)
Net income attributable to unitholders in the Operating Partnership	(7,205)	(10,814)	(12,863)	(15,238)	(9,015)
Net income attributable to American Assets Trust, Inc. stockholders	$19,686	$29,077	$32,585	$38,509	$21,756
Income from operations attributable to common stockholders per share
Basic earnings (loss) per share	$0.42	$0.62	$0.72	$0.87	$0.52
Diluted earnings (loss) per share	$0.42	$0.62	$0.72	$0.86	$0.51
Net income attributable to common stockholders per share
Basic earnings per share	$0.42	$0.62	$0.72	$0.87	$0.52
Diluted earnings per share	$0.42	$0.62	$0.72	$0.86	$0.51
Weighted average shares of common stock outstanding - basic	46,950,812	46,715,520	45,332,471	44,439,112	42,041,126
Weighted average shares of common stock outstanding - diluted	64,136,559	64,087,250	63,228,159	62,339,163	59,947,474
Dividends declared per share	$1.0900	$1.0500	$1.0100	$0.9475	$0.8925

	American Assets Trust, Inc.
	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Net real estate	$2,039,853	$2,076,707	$1,831,546	$1,834,862	$1,775,400
Total assets	2,198,250	2,259,864	1,986,933	1,974,289	1,936,401
Notes payable and line of credit	1,290,772	1,325,020	1,061,530	1,055,613	1,057,450
Total liabilities	1,395,779	1,415,720	1,148,382	1,145,362	1,169,825
Stockholders' equity	802,977	833,710	809,556	799,562	735,303
Noncontrolling interests	(506)	10,434	28,995	29,365	31,273
Total equity	802,471	844,144	838,551	828,927	766,576
Total liabilities and equity	2,198,250	2,259,864	1,986,933	1,974,289	1,936,401

Other Data:
Funds from operations (FFO) (1)	$134,295	$123,410	$116,956	$110,186	$97,713
FFO attributable to common stock and units	133,990	123,174	116,773	110,027	97,576

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

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$27,202	$40,132	$45,637	$53,915	$31,145
Plus: Real estate depreciation and amortization	107,093	83,278	71,319	63,392	66,568
Less: Gain on sale of real estate	—	—	—	(7,121)	—
Funds from operations, as defined by NAREIT	134,295	123,410	116,956	110,186	97,713
Less: Nonforfeitable dividends on restricted stock awards	(305)	(236)	(183)	(159)	(137)
FFO attributable to common stock and units	$133,990	$123,174	$116,773	$110,027	$97,576

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2018, our portfolio was comprised of twelve retail shopping centers; eight office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2018, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.2% of our Operating Partnership as of December 31, 2018. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

We intend to opportunistically pursue projects in our development pipeline including future phases of Lloyd District Portfolio, Solana Beach - Highway 101, as well as other redevelopments at Waikele Center. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition. We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our second amended and restated credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

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

In our determination of same-store and redevelopment same-store properties, Waikele Center has been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income increased approximately 3.4% for the year ended December 31, 2018, respectively, compared to the same periods in 2017. Retail redevelopment same-store net operating income decreased approximately 2.0% for the year ended December 31, 2018, respectively, compared to the same periods in 2017.

Below is a summary of our same-store composition for the years ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2018, when compared to the designations for the year ended December 31, 2017, Torrey Reserve Campus, Hassalo on Eighth - Retail and Hassalo on Eighth - Multifamily were reclassified to same-store properties when compared to the designations for the year ended December 31, 2017 as the entities became stabilized after their respective construction periods. Pacific Ridge Apartments and Gateway Marketplace were classified as non-same-store properties as they were acquired on April 28, 2017 and July 6, 2017, respectively, when compared to the designations for the year ended December 31, 2018. Additionally, Waikele Center was transferred out of same-store properties due to significant redevelopment activity for the year ended December 31, 2018. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable.

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

	December 31,
	2018	2017	2016
Same-Store	23	21	20
Non-Same Store	4	5	4
Total Properties	27	26	24

Redevelopment Same-Store	24	22	22

Total Development Properties	3	4	4

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2018. As of December 31, 2018, these properties were 93.9% leased. For the year ended December 31, 2018, the retail segment contributed 31.9%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries.
During the year ended December 31, 2018, we signed 78 retail leases for 316,530 square feet with an average rent of $37.99 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 63 represent comparable leases where there was a prior tenant, with an increase of 3.6% in cash basis rent and an increase of 11.8% in straight-line rent compared to the prior leases.
Office Leases. Our office portfolio included eight properties with a total of approximately 2.7 million rentable square feet available for lease as of December 31, 2018. As of December 31, 2018, these properties were 90.9% leased. For the year ended December 31, 2018, the office segment contributed 34.0% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2018, we signed 75 office leases for 828,642 square feet with an average rent of $64.33 per square foot during the initial year of the lease term. Of the leases, 51 represent comparable leases where there was a prior tenant, with an increase of 35.7% in cash basis rent and an increase of 56.9% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,112 units (including 122 RV spaces) available for lease as of December 31, 2018. As of December 31, 2018, these properties were 93.6% leased. For the year ended December 31, 2018, the multifamily segment contributed 15.3% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2018 was $2,046, compared to $1,965 at December 31, 2017.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2018, the retail portion of the property was 96.1% leased, and for the year ended December 31, 2018, the hotel had an average occupancy of 93.0%. For the year ended December 31, 2018, the mixed-use segment contributed 18.8%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the twelve months ended December 31, 2018, we signed 78 retail leases for a total of 316,530 square feet of retail space including 239,287 square feet of comparable space leases (leases for which there was a prior tenant), an increase of 3.6% on a cash basis and an increase of 11.8% on a straight-line basis. New retail leases for comparable spaces were signed for 19,978 square feet at an average rental rate decrease of 5.4% on a cash basis and an average rental rate increase of 1.2% on a straight-line basis. Renewals for comparable retail spaces were signed for 219,309 square feet at an average rental rate increase of 5.6% on a cash basis and an increase of 14.1% on a straight-line basis. Tenant improvements and incentives were $52.98 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2018. There were $3.17 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2018.

During the twelve months ended December 31, 2018, we signed 75 office leases for a total of 828,642 square feet of office space including 713,820 square feet of comparable space leases, at an average rental rate increase of 35.7% on a cash basis and an average rental increase of 56.9% on a straight-line basis. New office leases for comparable spaces were signed for 527,238 square feet at an average rental rate increase of 46.4% on a cash basis and an average rental rate increase of 71.9% on a straight-line basis. Renewals for comparable office spaces were signed for 186,582 square feet at an average rental rate increase of 8.8% on a cash basis and increase of 20.6% on a straight-line basis. Tenant improvements and incentives were $90.51 per square foot of office space for comparable new leases for the twelve months ended December 31, 2018. There were $21.85 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2018.

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

The leases signed in 2018 generally become effective over the following year, though some may not become effective until 2020. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2019, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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
Other property income includes parking income, general excise tax billed to tenants, fees charged to tenants at our multifamily properties and food and beverage sales at the hotel portion of our mixed-use property. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when the rooms are occupied and services have been provided. Food and beverage sales are recognized when the customer has been served or at the time the transaction occurs. Revenue from room rental is included in rental revenue on the statement of income. Revenue from other sales and services provided is included in other property income on the statement of income.
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

We recognize gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized when we satisfy performance obligations as evidenced when (1) the collectability of the sales price is reasonably assured, (2) we are not obligated to perform significant activities after the sale, (3) the initial investment from the buyer is sufficient and (4) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $14.1 million and $9.4 million for the years ended December 31, 2018 and 2017, respectively.

We capitalized external and internal costs related to other property improvements combined of $48.7 million and $35.3 million for the years ended December 31, 2018 and 2017, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $1.5 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

Segment capital expenditures for the years ended December 31, 2018 and 2017 are as follows (dollars in thousands):

	Year Ended December 31, 2018

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Retail Portfolio	$4,137	$7,498	$11,635	$2,584	$—	$14,219
Office Portfolio	28,645	8,439	37,084	6,730	1,378	45,192
Multifamily Portfolio	—	3,659	3,659	—	—	3,659
Mixed-Use Portfolio	336	941	1,277	—	—	1,277
Total	$33,118	$20,537	$53,655	$9,314	$1,378	$64,347

	Year Ended December 31, 2017

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Retail Portfolio	$8,416	$2,050	$10,466	$—	$(54)	$10,412
Office Portfolio	12,856	8,744	21,600	—	13,423	35,023
Multifamily Portfolio	—	6,318	6,318	—	—	6,318
Mixed-Use Portfolio	328	342	670	—	—	670
Total	$21,600	$17,454	$39,054	$—	$13,369	$52,423

The decrease in maintenance capital expenditures in our office portfolio was primarily related to the completion of Torrey Reserve Campus building renovations during 2017. The decrease in maintenance capital expenditures in our multifamily portfolio was primarily related to the completion of the 21 units repositioning at Loma Palisades.
The decrease in new development expenditures for the year ended December 31, 2018 was primarily related to the completion of Torrey Point during 2017.
Our capital expenditures during 2019 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in 2019 will increase from 2018 in connection with our redevelopment activities at Waikele Center and a planned hotel refresh at our mixed-use property.
Derivative Instruments
We may use derivative instruments to manage exposure to variable interest rate risk. We may enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt.
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive income on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
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
No impairment charges were recorded for the years ended December 31, 2018, 2017 or 2016.
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
Property Acquisitions and Dispositions
2018 Acquisitions and Dispositions
During 2018, there were no acquisitions or dispositions.
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
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
The following summarizes our consolidated results of operations for the year ended December 31, 2018 compared to our consolidated results of operations for the year ended December 31, 2017. As of December 31, 2018, our operating portfolio was comprised of 27 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2018, we owned land at three of our properties that we classified as held for development and construction in progress. As of December 31, 2017, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.0 million rentable square feet of retail and office space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2017, we owned land at four of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change	%
Revenues
Rental income	$309,537	$298,803	$10,734	4%
Other property income	21,330	16,180	5,150	32
Total property revenues	330,867	314,983	15,884	5
Expenses
Rental expenses	86,482	84,006	2,476	3
Real estate taxes	34,973	32,671	2,302	7
Total property expenses	121,455	116,677	4,778	4
Net operating income	209,412	198,306	11,106	6
General and administrative	(22,784)	(21,382)	(1,402)	7
Depreciation and amortization	(107,093)	(83,278)	(23,815)	29
Interest expense	(52,248)	(53,848)	1,600	(3)
Other income (expense), net	(85)	334	(419)	(125)
Net income	27,202	40,132	(12,930)	(32)
Net income attributable to restricted shares	(311)	(241)	(70)	29
Net income attributable to unitholders in the Operating Partnership	(7,205)	(10,814)	3,609	(33)
Net income attributable to American Assets Trust, Inc. stockholders	$19,686	$29,077	$(9,391)	(32)%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $15.9 million, or 5%, to $330.9 million for the year ended December 31, 2018, compared to $315.0 million for the year ended December 31, 2017. The percentage leased was as follows for each segment as of December 31, 2018 and 2017:

	Percentage Leased (1) Year Ended December 31,
	2018	2017
Retail	93.9%	96.8%
Office	90.9%	88.4%
Multifamily	93.6%	91.8%
Mixed-Use (2)	96.1%	96.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2018 or December 31, 2017, as applicable.

(2)	Includes the retail portion of the mixed-use property only.
The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $10.7 million, or 4%, to $309.5 million for the year ended December 31, 2018, compared to $298.8 million for the year ended December 31, 2017. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	%	2018	2017	Change	%
Retail	$103,671	$102,510	$1,161	1%	$83,713	$81,558	$2,155	3%
Office	102,618	100,429	2,189	2	102,175	100,158	2,017	2
Multifamily	47,076	40,360	6,716	17	30,900	29,876	1,024	3
Mixed-Use	56,172	55,504	668	1	56,172	55,504	668	1
	$309,537	$298,803	$10,734	4%	$272,960	$267,096	$5,864	2%

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

Retail rental revenue increased $1.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, which had rental revenue of approximately $1.9 million during the period, offset by a decrease in rental income at Waikele Center attributed to the expiration of the Kmart lease. The increase in total retail rental revenue is also attributed to higher annualized base rents at Lomas Santa Fe Plaza and Del Monte Center and to higher percentage rent at Carmel Mountain Plaza.
Office rental revenue increased $2.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to an increase in annualized base rent for the year ended December 31, 2017, primarily at Torrey Reserve Campus, The Landmark at One Market, and One Beach Street. The increase was partially offset by a decrease in rental income at City Center Bellevue.
Multifamily rental revenue increased $6.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental rental revenue of approximately $5.7 million for the period. Same-store multifamily rental revenue increased $1.0 million during the period due to higher average base rent per unit of $1,792 during the year ended December 31, 2018 compared to $1,747 during the year ended December 31, 2017.
Mixed-use rental revenue increased $0.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to higher revenue per available room of $297 during the year ended December 31, 2018 compared to $294 during the year ended December 31, 2017.

Other property income. Other property income increased $5.2 million, or 32%, to $21.3 million for the year ended December 31, 2018, compared to $16.2 million for the year ended December 31, 2017. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	%	2018	2017	Change	%
Retail	$1,881	$1,458	$423	29%	$1,021	$457	$564	123%
Office	9,744	5,265	4,479	85	8,196	5,370	2,826	53
Multifamily	3,551	3,173	378	12	2,886	2,673	213	8
Mixed-Use	6,154	6,284	(130)	(2)	6,154	6,284	(130)	(2)
	$21,330	$16,180	$5,150	32%	$18,257	$14,784	$3,473	23%
Retail other property income increased $0.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in lease termination fees at Solana Beach Towne Centre, Del Monte Center, and Geary Marketplace received during the period.
Office other property income increased $4.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to lease termination fees from tenants at Lloyd District Portfolio and Torrey Point received during the period.
Multifamily other property income increased $0.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental other property income of approximately $0.2 million for the period. Same-store multifamily other property income increased $0.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in parking income and utility billings.
Mixed-use other property income decreased $0.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to food and beverage sales at the hotel portion of our mixed-use property and timeshare tour fee income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $4.8 million, or 4%, to $121.5 million for the year ended December 31, 2018, compared to $116.7 million for the year ended December 31, 2017. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $2.5 million, or 3%, to $86.5 million for the year ended December 31, 2018, compared to $84.0 million for the year ended December 31, 2017. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	%	2018	2017	Change	%
Retail	$16,273	$15,049	$1,224	8%	$12,392	$11,979	$413	3%
Office	21,934	21,860	74	—	21,443	21,292	151	1
Multifamily	14,264	12,742	1,522	12	10,426	9,825	601	6
Mixed-Use	34,011	34,355	(344)	(1)	34,011	34,355	(344)	(1)
	$86,482	$84,006	$2,476	3%	$78,272	$77,451	$821	1%
Retail rental expenses increased $1.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to demolition costs for the former Kmart building at Waikele Center. Same-store retail rental expenses increased $0.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to repairs and maintenance, pest control, utilities, and bad debt expense during the period.

Same-store office rental expenses increased $0.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in personnel compensation, security patrol, and parking garage expenses during the period.
Multifamily rental expenses increased $1.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental other rental expense of approximately $0.9 million for the period. Same-store multifamily rental expenses increased $0.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in repairs and maintenance expense and personnel compensation expense during the period.
Mixed-use rental expenses decreased $0.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a decrease in bad debt expense primarily at the hotel portion of our mixed-use property during the year ended December 31, 2017 attributable to a bankruptcy filed by one of the hotel's travel agencies. The decrease in rental expenses was partially offset by an increase in room expenses at the hotel portion of our mixed-use property attributable to the increase in occupancy during the period.
Real Estate Taxes. Real estate tax expense increased $2.3 million, or 7%, to $35.0 million for the year ended December 31, 2018, compared to $32.7 million for the year ended December 31, 2017. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	%	2018	2017	Change	%
Retail	$13,805	$13,475	$330	2%	$10,633	$10,371	$262	3%
Office	11,926	11,260	666	6	11,515	10,970	545	5
Multifamily	6,177	5,156	1,021	20	3,529	3,305	224	7
Mixed-Use	3,065	2,780	285	10	3,065	2,780	285	10
	$34,973	$32,671	$2,302	7%	$28,742	$27,426	$1,316	5%
Same-store retail real estate taxes increased $0.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in the assessed values of Del Monte Center, Alamo Quarry Market, and Solana Beach Towne Centre.
Office real estate taxes increased $0.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in the assessed values of City Center Bellevue, First & Main, and Lloyd District Portfolio.
Multifamily real estate taxes increased $1.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017, which had incremental real estate taxes of approximately $0.8 million during the year ended December 31, 2018. The increase is also attributed to the assessed value assessed at Hassalo on Eighth - Multifamily and Loma Palisades.
Mixed-use real estate taxes increased $0.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income.
Property operating income increased $11.1 million, or 6%, to $209.4 million for the year ended December 31, 2018, compared to $198.3 million for the year ended December 31, 2017. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	%	2018	2017	Change	%
Retail	$75,474	$75,444	$30	—%	$61,709	$59,665	$2,044	3%
Office	78,502	72,574	5,928	8	77,413	73,266	4,147	6
Multifamily	30,186	25,635	4,551	18	19,831	19,419	412	2
Mixed-Use	25,250	24,653	597	2	25,250	24,653	597	2
	$209,412	$198,306	$11,106	6%	$184,203	$177,003	$7,200	4%
Retail property operating income increased $0.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of Gateway Marketplace on July 6, 2017, offset by a decrease in rental income at Waikele Center attributed to the expiration of the Kmart lease and demolition of the former Kmart building. Same-store property operating income increased $2.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to higher annualized base rents, lease termination fees, and percentage rents during the period.
Office property operating income increased $5.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to lease termination fees at Lloyd District Portfolio and Torrey Point and higher annualized base rents at Torrey Reserve Campus, The Landmark at One Market and One Beach Street.
Multifamily property operating income increased $4.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of the Pacific Ridge Apartments on April 28, 2017 and higher average base rent for same-store properties during the period.
Mixed-use property operating income increased $0.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to higher revenue per available room and a decrease in the bad debt expense at the at the hotel portion of our mixed-use property.
Other
General and administrative. General and administrative expenses increased $1.4 million, or 7%, to $22.8 million for the year ended December 31, 2018, compared to $21.4 million for the year ended December 31, 2017. This increase was primarily due to an increase in employee related costs.
Depreciation and amortization. Depreciation and amortization expense increased $23.8 million, or 29%, to $107.1 million for the year ended December 31, 2018, compared to $83.3 million for the year ended December 31, 2017. This increase was primarily due to an increase in depreciation expense at Waikele Center attributed to the redevelopment of the Kmart space and the Lloyd District Portfolio attributed to acceleration of depreciation related to lease terminations.
Interest expense. Interest expense decreased $1.6 million, or 3%, to $52.2 million for the year ended December 31, 2018 compared with $53.8 million for the year ended December 31, 2017. This decrease was primarily due to the payoff of property mortgages for Waikiki Beach Walk - Retail during the first quarter of 2017, Solana Beach Corporate Centre III-IV during the second quarter of 2017, Loma Palisades during the first quarter of 2018 and One Beach Street during the fourth quarter of 2018 offset by the closing of our offerings of Series D Notes on March 1, 2017, Series E Notes on May 23, 2017 and Series F Notes on July 19, 2017 and a higher average outstanding balance on the line of credit in 2018.
Other Income (Expense), Net. Other (expense) income, net decreased $0.4 million, or 125%, to other expense, net of $0.1 million for the year ended December 31, 2018 compared to other income, net of $0.3 million for the year ended December 31, 2017, primarily due to a decrease in interest and investment income attributed to lower cash balances during the period.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
The following summarizes the historical results of operations for the year ended December 31, 2017 compared to our consolidated results of operations for the year ended December 31, 2016. As of December 31, 2017, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-used properties with an aggregate of approximately 6.0 million rentable square feet of retail and office space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2017, we owned land at four of our properties that we classified as held for development and construction in progress. As of December 31, 2016, our operating portfolio was comprised of 24 retail, office, multifamily and mixed-used properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space (including mixed-use retail space), 1,579 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2016, we owned land at four of our properties that we classified as held for development and construction in progress.
The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Change	%
	2017	2016
Revenues
Rental income	$298,803	$279,498	$19,305	7%
Other property income	16,180	15,590	590	4
Total property revenues	314,983	295,088	19,895	7
Expenses
Rental expenses	84,006	79,553	4,453	6
Real estate taxes	32,671	28,378	4,293	15
Total property expenses	116,677	107,931	8,746	8
Net operating income	198,306	187,157	11,149	6
General and administrative	(21,382)	(17,897)	(3,485)	19
Depreciation and amortization	(83,278)	(71,319)	(11,959)	17
Interest expense	(53,848)	(51,936)	(1,912)	4
Other income (expense), net	334	(368)	702	(191)
Net income	40,132	45,637	(5,505)	(12)
Net income attributable to restricted shares	(241)	(189)	(52)	28
Net income attributable to unitholders in the Operating Partnership	(10,814)	(12,863)	2,049	(16)
Net income attributable to American Assets Trust, Inc. stockholders	$29,077	$32,585	$(3,508)	(11)%
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

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $19.3 million, or 7%, to $298.8 million for the year ended December 31, 2017 compared to $279.5 million for the year ended December 31, 2016. Rental revenue by segment was as follows (dollars in thousands):

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
Rental Expenses. Rental expenses increased $4.5 million, to $84.0 million for the year ended December 31, 2017, compared to $79.6 million for the year ended December 31, 2016. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	%	2017	2016	Change	%
Retail	$15,049	$15,564	$(515)	(3)%	$14,513	$15,395	$(882)	(6)%
Office	21,860	21,031	829	4	18,355	17,983	372	2
Multifamily	12,742	9,878	2,864	29	5,192	4,961	231	5
Mixed-Use	34,355	33,080	1,275	4	34,355	33,080	1,275	4
	$84,006	$79,553	$4,453	6%	$72,415	$71,419	$996	1%
Retail rental expenses decreased $0.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to bad debt expense for Waikele Center related to the Sports Authority bankruptcy and announcement of its Kmart store closure during 2016.
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
Mixed-use property operating income decreased $1.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in bad debt expense during the period at the hotel portion of our mixed-use property attributable to a bankruptcy filed by one of the hotel's travel agents and a decrease in the percentage leased at the retail portion of our mixed-use property.
Other
General and administrative. General and administrative expenses increased $3.5 million, or 19%, to $21.4 million for the year ended December 31, 2017, compared to $17.9 million for the year ended December 31, 2016. This increase was primarily due to an increase in employee related costs associated with a one-time charge associated with vesting of previously granted restricted stock awards.
Depreciation and amortization. Depreciation and amortization expense increased $12.0 million, or 17% to $83.3 million for the year ended December 31, 2017, compared to $71.3 million for the year ended December 31, 2016. This increase was primarily due to depreciation and amortization attributable to the acquisitions of the Pacific Ridge Apartments on April 28, 2017, which had depreciation and amortization expense of approximately $10.4 million during the period, and Gateway Marketplace on July 6, 2017, which had depreciation and amortization expense of approximately $0.5 million during the period. The increase was also due to the depreciation and amortization attributable to the completion of the Hassalo on Eighth retail buildings completed in 2016, which had incremental expense of approximately $0.7 million.
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
Other Income (Expense), Net. Other income (expense), net decreased $0.7 million, or 191%, to other income, net of $0.3 million for the year ended December 31, 2017, compared to other expense, net of $0.4 million for the year ended December 31, 2016, primarily due to an increase in interest and investment income attributed to higher cash balances during the period.
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

As of December 31, 2018, the company owned an approximate 73.2% partnership interest in the Operating Partnership. The remaining 26.8% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2018, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On May 27, 2015, the company entered into a new ATM equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million (the "2015 ATM Program"). As of December 31, 2018, the company has issued 5,983,450 shares of common stock at a weighted average price per share of $37.40 for gross cash proceeds of $223.8 million under the 2013 ATM Program and 2015 ATM Program, in the aggregate.
The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2018, the company had the capacity to issue up to an additional $176.2 million in shares of common stock under the 2015 ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2015 ATM Program.

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

We intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment grade debt ratings. In the short and long term, we may seek to obtain funds through the issuance of additional equity, unsecured and/or secured debt financings, and property dispositions that are consistent with this conservative structure.

We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2018 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,232,765	$120,762	$51,003	$150,000	$111,000	$150,000	$650,000
Line of credit (1)	64,000	—	—	—	64,000	—	—
Interest payments	265,894	46,513	43,915	41,343	35,925	28,711	69,487
Operating lease	8,922	3,347	3,422	2,153	—	—	—
Tenant-related commitments	61,068	60,864	100	104	—	—	—
Construction-related commitments	8,016	8,016	—	—	—	—	—
Total	$1,640,665	$239,502	$98,440	$193,600	$210,925	$178,711	$719,487

(1) The unsecured revolving line of credit has a capacity of $350 million plus an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders. The unsecured revolving line of credit initially matures on January 9, 2022 and we have two six-month options to extend its maturity to January, 9, 2023.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
Total cash, cash equivalents, and restricted cash were $57.3 million and $92.0 million at December 31, 2018 and 2017, respectively.
Net cash provided by operating activities decreased $9.3 million to $136.5 million for the year ended December 31, 2018, compared to $145.9 million for the year ended December 31, 2017. The decrease in cash from operations was due to cash settlements of derivatives associated with the company's Series D Notes and Series E Notes received in 2017, which will be amortized over the respective terms of the Series D Notes and Series E Notes.
Net cash used in investing activities decreased $266.2 million to $64.3 million for the year ended December 31, 2018, compared to $330.6 million for the year ended December 31, 2017. The decrease was primarily due to the acquisitions of the Pacific Ridge Apartments on April 28, 2017 and Gateway Marketplace on July 6, 2017.
Net cash used in financing activities was $106.8 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $221.9 million for the year ended December 31, 2017. The decrease in cash provided by financing activities was primarily due to the payoff of the mortgages at Loma Palisades and One Beach Street in 2018 as compared to the closing of the Series D Notes issued on March 1, 2017, Series E Notes issued on May 23, 2017 and Series F Notes issued on July 19, 2017. The increase in 2017 was offset by the repayment of the mortgages at Waikiki Beach Walk - Retail and Solana Beach Corporate Centre III-IV.
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
Net cash provided by financing activities was $221.9 million for the year ended December 31, 2017, compared to net cash used in financing activities of $54.3 million for the year ended December 31, 2016. The increase in cash provided by financing activities was primarily due to the closing of the Series D Notes issued on March 1, 2017, Series E Notes issued on May 23, 2017 and Series F Notes issued on July 19, 2017. The increase is offset by repayment of the mortgages at Waikiki Beach Walk - Retail and Solana Beach Corporate Centre III-IV in 2017.
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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2018, 2017 and 2016 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net operating income	$209,412	$198,306	$187,157
General and administrative	(22,784)	(21,382)	(17,897)
Depreciation and amortization	(107,093)	(83,278)	(71,319)
Interest expense	(52,248)	(53,848)	(51,936)
Other income (expense), net	(85)	334	(368)
Net income	$27,202	$40,132	$45,637
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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2018, 2017 and 2016 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$27,202	$40,132	$45,637
Plus: Real estate depreciation and amortization	107,093	83,278	71,319
Funds from operations, as defined by NAREIT	$134,295	$123,410	$116,956
Less: Nonforfeitable dividends on restricted stock awards	(305)	(236)	(183)
FFO attributable to common stock and units	$133,990	$123,174	$116,773
FFO per diluted share/unit	$2.09	$1.92	$1.85
Weighted average number of common shares and units, diluted (1)	64,139,437	64,089,921	63,230,829

(1)
For the years ended December 31, 2018, 2017 and 2016 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2018, we had $982.8 million of fixed-rate debt outstanding with an estimated fair value of $973.5 million. If interest rates at December 31, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $20.3 million. If interest rates at December 31, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $41.2 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2018, we had $314.0 million of variable rate debt outstanding. We have entered into term loans that have interest rates that contain both fixed and variable components. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.6 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $0.6 million with a corresponding increase in our net income and cash flows for the year.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2018.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) Financial Statements
Our consolidated financial statements and notes thereto, together with Report of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.
(2) Financial Statement Schedule
Our financial statement schedule is included in a separate section of this Annual Report on Form 10-K commencing on page F-1.
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

10.19*	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of December 3, 2018.
10.20(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014

Exhibit No.	Description
10.21(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.22(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.23(10)	Common Stock Purchase Agreement dated as of September 12, 2014 by and between American Assets Trust, Inc. and Insurance Company of the West.
10.24(11)
First Amendment to Amended and Restated Credit Agreement, dated as of October 16, 2014, by and among the company, the Operating Partnership, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other entities named therein.

10.25(12)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
10.26(13)	Common Stock Purchase Agreement dated as of March 9, 2015 by and between American Assets Trust, Inc. and Explorer Insurance Company.
10.27(14)	General Release by and among American Assets Trust, Inc., American Assets Trust, L.P. and John W. Chamberlain dated September 16, 2015.
10.28(15)
Joinder and First Amendment to Term Loan Agreement, dated as of May 2, 2016, among American Assets Trust, Inc., the American Assets Trust, L.P., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.

10.29(16)	Note Purchase Agreement, dated as of March 1, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series D)
10.30(17)
Purchase Agreement and Escrow Instructions between CP III Pacific Ridge RF, LLC, CP III Pacific Ridge Solar, LLC, collectively as Seller, and American Assets Trust, Inc., as Purchaser, dated March 24, 2017

10.31(18)	Note Purchase Agreement, dated as of May 23, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)
10.32(18)
Second Amendment to the Amended and Restated Credit Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other entities named therein.

10.33(18)
Second Amendment to the Term Loan Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, U.S. Bank National Association, as Administrative Agent, and the other entities named therein.

10.34(18)
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

10.36(19)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series F)
10.37(20)
Second Amended and Restated Credit Agreement dated January 9, 2018, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.38(20)
Third Amendment to Term Loan Agreement dated January 9, 2018, by and among the company, the Operating Partnership, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

10.39(21)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and RBC Capital Markets, LLC
10.40(21)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated
10.41(21)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Morgan Stanley & Co, LLC
10.42(21)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Wells Fargo Securities, LLC
10.43(21)	Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Mizuho Securities USA LLC
10.44(22)
First Amendment to Second Amended and Restated Credit Agreement dated January 9, 2019, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.

Exhibit No.	Description
21.1*	List of Subsidiaries of American Assets Trust, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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
The company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2011.

(5)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

(6)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

(7)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(8)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014.

(9)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.

(10)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(11)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(12)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.

(13)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2015.

(14)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015.

(15)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2016.

(16)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017.

(17)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.

(18)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.

(19)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017.

(20)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2018.

(21)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018.

(22)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2019.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 15th day of February, 2019.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board, President and Chief Executive Officer	February 15, 2019
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 15, 2019
Robert F. Barton

/s/ LARRY E. FINGER	Director	February 15, 2019
Larry E. Finger

/s/ DUANE A. NELLES	Director	February 15, 2019
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 15, 2019
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 15, 2019
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
February 15, 2019

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2018	December 31, 2017
ASSETS
Real estate, at cost
Operating real estate	$2,549,571	$2,536,474
Construction in progress	71,228	68,272
Held for development	9,392	9,392
	2,630,191	2,614,138
Accumulated depreciation	(590,338)	(537,431)
Net real estate	2,039,853	2,076,707
Cash and cash equivalents	47,956	82,610
Restricted cash	9,316	9,344
Accounts receivable, net	9,289	9,869
Deferred rent receivables, net	39,815	38,973
Other assets, net	52,021	42,361
TOTAL ASSETS	$2,198,250	$2,259,864
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$182,572	$279,550
Unsecured notes payable	1,045,863	1,045,470
Unsecured line of credit	62,337	—
Accounts payable and accrued expenses	46,616	38,069
Security deposits payable	8,844	6,570
Other liabilities and deferred credits	49,547	46,061
Total liabilities	1,395,779	1,415,720
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,335,409 and 47,204,588 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	474	473
Additional paid-in capital	920,661	919,066
Accumulated dividends in excess of net income	(128,778)	(97,280)
Accumulated other comprehensive income	10,620	11,451
Total American Assets Trust, Inc. stockholders' equity	802,977	833,710
Noncontrolling interests	(506)	10,434
Total equity	802,471	844,144
TOTAL LIABILITIES AND EQUITY	$2,198,250	$2,259,864
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2018	2017	2016
REVENUE:
Rental income	$309,537	$298,803	$279,498
Other property income	21,330	16,180	15,590
Total revenue	330,867	314,983	295,088
EXPENSES:
Rental expenses	86,482	84,006	79,553
Real estate taxes	34,973	32,671	28,378
General and administrative	22,784	21,382	17,897
Depreciation and amortization	107,093	83,278	71,319
Total operating expenses	251,332	221,337	197,147
OPERATING INCOME	79,535	93,646	97,941
Interest expense	(52,248)	(53,848)	(51,936)
Other income (expense), net	(85)	334	(368)
NET INCOME	27,202	40,132	45,637
Net income attributable to restricted shares	(311)	(241)	(189)
Net income attributable to unitholders in the Operating Partnership	(7,205)	(10,814)	(12,863)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$19,686	$29,077	$32,585
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.42	$0.62	$0.72
Weighted average shares of common stock outstanding - basic	46,950,812	46,715,520	45,332,471
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.42	$0.62	$0.72
Weighted average shares of common stock outstanding - diluted	64,136,559	64,087,250	63,228,159

COMPREHENSIVE INCOME
Net income	$27,202	$40,132	$45,637
Other comprehensive gain - unrealized gain on swap derivative during the period	120	386	17,048
Reclassification of amortization of forward starting swap included in interest expense	(1,279)	(1,114)	(231)
Comprehensive income	26,043	39,404	62,454
Comprehensive income attributable to noncontrolling interest	(6,877)	(10,433)	(17,624)
Comprehensive income attributable to American Assets Trust, Inc.	$19,166	$28,971	$44,830

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2015	45,407,719	$454	$863,432	$(64,066)	$(258)	$29,365	$828,927
Net income	—	—	—	32,774	—	12,863	45,637
Common shares issued	219,480	2	9,638	—	—	—	9,640
Issuance of restricted stock	148,110	1	(1)	—	—	—	—
Forfeiture of restricted stock	(33,707)	—	—	—	—	—	—
Conversion of operating partnership units	10,694	—	(79)	—	—	79	—
Dividends declared and paid	—	—	—	(46,004)	—	(18,073)	(64,077)
Stock-based compensation	—	—	2,414	—	—	—	2,414
Shares withheld for employee taxes	(20,187)	—	(807)	—	—	—	(807)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	12,222	4,826	17,048
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(166)	(65)	(231)
Balance at December 31, 2016	45,732,109	457	874,597	(77,296)	11,798	28,995	838,551
Net income	—	—	—	29,318	—	10,814	40,132
Common shares issued	700,000	7	29,866	—	—	—	29,873
Issuance of restricted stock	150,098	2	(2)	—	—	—	—
Forfeiture of restricted stock	(48,624)	—	—	—	—	—	—
Conversion of operating partnership units	693,842	7	10,752	—	—	(10,759)	—
Dividends declared and paid	—	—	—	(49,302)	—	(18,235)	(67,537)
Stock-based compensation	—	—	4,735	—	—	—	4,735
Shares withheld for employee taxes	(22,837)	—	(882)	—	—	—	(882)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(7,310)	(2,971)	(10,281)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	7,775	2,892	10,667
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(812)	(302)	(1,114)
Balance at December 31, 2017	47,204,588	473	919,066	(97,280)	11,451	10,434	844,144
Net income	—	—	—	19,997	—	7,205	27,202
Issuance of restricted stock	205,110	2	(2)	—	—	—	—
Forfeiture of restricted stock	(78,975)	(1)	1	—	—	—	—
Conversion of operating partnership units	17,372	—	(916)	—	—	916	—
Dividends declared and paid	—	—	—	(51,495)	—	(18,733)	(70,228)
Stock-based compensation	—	—	3,039	—	—	—	3,039

Shares withheld for employee taxes	(12,686)	—	(527)	—	—	—	(527)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	105	15	120
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(936)	(343)	(1,279)
Balance at December 31, 2018	47,335,409	$474	$920,661	$(128,778)	$10,620	$(506)	$802,471
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$27,202	$40,132	$45,637
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,157)	(2,547)	(2,637)
Depreciation and amortization	107,093	83,278	71,319
Amortization of debt issuance costs and debt fair value adjustments	1,530	3,058	4,473
Stock-based compensation expense	3,039	4,735	2,414
Settlement of forward interest rate swap agreement	—	10,667	—
Other noncash interest expense	(1,279)	(1,114)	(231)
Other, net	383	901	(769)
Changes in operating assets and liabilities
Change in accounts receivable	(336)	(1,116)	(2,347)
Change in other assets	(227)	(499)	(982)
Change in accounts payable and accrued expenses	(3,297)	7,632	1,371
Change in security deposits payable	2,274	456	158
Change in other liabilities and deferred credits	1,282	270	2,275
Net cash provided by operating activities	136,507	145,853	120,681
INVESTING ACTIVITIES
Acquisition of real estate, net	—	(278,141)	—
Capital expenditures	(54,411)	(47,496)	(59,633)
Leasing commissions	(9,936)	(4,927)	(3,572)
Net cash used in investing activities	(64,347)	(330,564)	(63,205)
FINANCING ACTIVITIES
Repayment of secured notes payable	(97,124)	(167,139)	(136,974)
Proceeds from unsecured term loan	—	—	150,000
Proceeds from unsecured line of credit	84,000	173,000	34,000
Repayment of unsecured line of credit	(20,000)	(193,000)	(44,000)
Proceeds from issuance of unsecured notes payable	—	450,000	—
Debt issuance costs	(2,727)	(2,401)	(2,055)
Proceeds from issuance of common stock, net	(236)	29,873	9,640
Dividends paid to common stock and unitholders	(70,228)	(67,537)	(64,077)
Shares withheld for employee taxes	(527)	(882)	(807)
Net cash provided by (used in) financing activities	(106,842)	221,914	(54,273)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,682)	37,203	3,203
Cash, cash equivalents and restricted cash, beginning of year	91,954	54,751	51,548
Cash, cash equivalents and restricted cash, end of year	$57,272	$91,954	$54,751

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2018	2017	2016
Cash and cash equivalents	$47,956	$82,610	$44,801
Restricted cash	9,316	9,344	9,950
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$57,272	$91,954	$54,751
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2018	2017

ASSETS
Real estate, at cost
Operating real estate	$2,549,571	$2,536,474
Construction in progress	71,228	68,272
Held for development	9,392	9,392
	2,630,191	2,614,138
Accumulated depreciation	(590,338)	(537,431)
Net real estate	2,039,853	2,076,707
Cash and cash equivalents	47,956	82,610
Restricted cash	9,316	9,344
Accounts receivable, net	9,289	9,869
Deferred rent receivables, net	39,815	38,973
Other assets, net	52,021	42,361
TOTAL ASSETS	$2,198,250	$2,259,864
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable	$182,572	$279,550
Unsecured notes payable	1,045,863	1,045,470
Unsecured line of credit	62,337	—
Accounts payable and accrued expenses	46,616	38,069
Security deposits payable	8,844	6,570
Other liabilities and deferred credits	49,547	46,061
Total liabilities	1,395,779	1,415,720
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 17,177,608 and 17,194,980 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	(4,477)	6,135
General partner's capital, 47,335,409 and 47,204,588 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	792,357	822,259
Accumulated other comprehensive income	14,591	15,750
Total capital	802,471	844,144
TOTAL LIABILITIES AND CAPITAL	$2,198,250	$2,259,864

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2018	2017	2016
REVENUE:
Rental income	$309,537	$298,803	$279,498
Other property income	21,330	16,180	15,590
Total revenue	330,867	314,983	295,088
EXPENSES:
Rental expenses	86,482	84,006	79,553
Real estate taxes	34,973	32,671	28,378
General and administrative	22,784	21,382	17,897
Depreciation and amortization	107,093	83,278	71,319
Total operating expenses	251,332	221,337	197,147
OPERATING INCOME	79,535	93,646	97,941
Interest expense	(52,248)	(53,848)	(51,936)
Other income (expense), net	(85)	334	(368)
NET INCOME	27,202	40,132	45,637
Net income attributable to restricted shares	(311)	(241)	(189)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$26,891	$39,891	$45,448
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.42	$0.62	$0.72
Weighted average units outstanding, basic	64,136,559	64,087,250	63,228,159
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.42	$0.62	$0.72
Weighted average units outstanding, diluted	64,136,559	64,087,250	63,228,159

DISTRIBUTIONS PER UNIT	$1.09	$1.05	$1.01

COMPREHENSIVE INCOME
Net income	$27,202	$40,132	$45,637
Other comprehensive gain - unrealized gain on swap derivative during the period	120	386	17,048
Reclassification of amortization of forward starting swap included in interest expense	(1,279)	(1,114)	(231)
Comprehensive income	26,043	39,404	62,454
Comprehensive income attributable to Limited Partners	(6,877)	(10,433)	(17,624)
Comprehensive income attributable to General Partners	$19,166	$28,971	$44,830

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partners' Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2015	17,899,516	$29,446	45,407,719	$799,820	$(339)	$828,927
Net income	—	12,863	—	32,774	—	45,637
Contributions from American Assets Trust, Inc.	—	—	219,480	9,640	—	9,640
Conversion of operating partnership units	(10,694)	79	10,694	(79)	—	—
Issuance of restricted units	—	—	148,110	—	—	—
Forfeiture of restricted units	—	—	(33,707)	—	—	—
Distributions	—	(18,073)	—	(46,004)	—	(64,077)
Stock-based compensation	—	—	—	2,414	—	2,414
Units withheld for employee taxes	—	—	(20,187)	(807)	—	(807)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	17,048	17,048
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(231)	(231)
Balance at December 31, 2016	17,888,822	24,315	45,732,109	797,758	16,478	838,551
Net income	—	10,814	—	29,318	—	40,132
Contributions from American Assets Trust, Inc.	—	—	700,000	29,873	—	29,873
Conversion of operating partnership units	(693,842)	(10,759)	693,842	10,759	—	—
Issuance of restricted units	—	—	150,098	—	—	—
Forfeiture of restricted units	—	—	(48,624)	—	—	—
Distributions	—	(18,235)	—	(49,302)	—	(67,537)
Stock-based compensation	—	—	—	4,735	—	4,735
Units withheld for employee taxes	—	—	(22,837)	(882)	—	(882)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(10,281)	(10,281)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	10,667	10,667
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(1,114)	(1,114)
Balance at December 31, 2017	17,194,980	6,135	47,204,588	822,259	15,750	844,144
Net income	—	7,205	—	19,997	—	27,202
Conversion of operating partnership units	(17,372)	916	17,372	(916)	—	—
Issuance of restricted units	—	—	205,110	—	—	—
Forfeiture of restricted units	—	—	(78,975)	—	—	—
Distributions	—	(18,733)	—	(51,495)	—	(70,228)
Stock-based compensation	—	—	—	3,039	—	3,039
Units withheld for employee taxes	—	—	(12,686)	(527)	—	(527)

Other comprehensive loss - change in value of interest rate swap	—	—	—	—	120	120
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(1,279)	(1,279)
Balance at December 31, 2018	17,177,608	$(4,477)	47,335,409	$792,357	$14,591	$802,471

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$27,202	$40,132	$45,637
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,157)	(2,547)	(2,637)
Depreciation and amortization	107,093	83,278	71,319
Amortization of debt issuance costs and debt fair value adjustments	1,530	3,058	4,473
Stock-based compensation expense	3,039	4,735	2,414
Settlement of forward interest rate swap agreement	—	10,667	—
Other noncash interest expense	(1,279)	(1,114)	(231)
Other, net	383	901	(769)
Changes in operating assets and liabilities
Change in accounts receivable	(336)	(1,116)	(2,347)
Change in other assets	(227)	(499)	(982)
Change in accounts payable and accrued expenses	(3,297)	7,632	1,371
Change in security deposits payable	2,274	456	158
Change in other liabilities and deferred credits	1,282	270	2,275
Net cash provided by operating activities	136,507	145,853	120,681
INVESTING ACTIVITIES
Acquisition of real estate, net	—	(278,141)	—
Capital expenditures	(54,411)	(47,496)	(59,633)
Leasing commissions	(9,936)	(4,927)	(3,572)
Net cash used in investing activities	(64,347)	(330,564)	(63,205)
FINANCING ACTIVITIES
Repayment of secured notes payable	(97,124)	(167,139)	(136,974)
Proceeds from unsecured term loan	—	—	150,000
Proceeds from unsecured line of credit	84,000	173,000	34,000
Repayment of unsecured line of credit	(20,000)	(193,000)	(44,000)
Proceeds from issuance of unsecured notes payable	—	450,000	—
Debt issuance costs	(2,727)	(2,401)	(2,055)
Contributions from American Assets Trust, Inc.	(236)	29,873	9,640
Distributions	(70,228)	(67,537)	(64,077)
Shares withheld for employee taxes	(527)	(882)	(807)
Net cash provided by (used in) financing activities	(106,842)	221,914	(54,273)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,682)	37,203	3,203
Cash, cash equivalents and restricted cash, beginning of year	91,954	54,751	51,548
Cash, cash equivalents and restricted cash, end of year	$57,272	$91,954	$54,751

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2018	2017	2016
Cash and cash equivalents	$47,956	$82,610	$44,801
Restricted cash	9,316	9,344	9,950
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$57,272	$91,954	$54,751
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
We are a vertically integrated and self-administered REIT with 189 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2018, we owned or had a controlling interest in 27 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2018, we owned land at three of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information
Total interest costs incurred	$53,736	$55,418	$53,487
Interest capitalized	$1,488	$1,570	$1,551
Interest expense	$52,248	$53,848	$51,936
Cash paid for interest, net of amounts capitalized	$52,632	$47,473	$47,793
Cash paid for income taxes	$462	$461	$641
Supplemental schedule of noncash investing and financing activities
Increase (decrease) in accounts payable and accrued liabilities for construction in progress	$8,379	$(2,746)	$(435)
Increase (decrease) in accrued leasing commissions	$3,534	$726	$(355)
Reduction to capital for prepaid equity financing costs	$241	$—	$—
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.6 million, $3.7 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when the rooms are occupied and services have been provided. Food and beverage sales are recognized when the customer has been served or at the time the transaction occurs. Revenue from room rental is included in rental revenue on the statement of income. Revenue from other sales and services provided is included in other property income on the statement of income.
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable and deferred rent receivable are carried net of this allowance for doubtful accounts. We generally do not require collateral or other security from our tenants, other than letters of credit or security deposits. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2018 and December 31, 2017, our allowance for doubtful accounts was $0.6 million and $0.4 million, respectively. Our allowance for deferred rent receivables at December 31, 2018 and December 31, 2017 was $0.3 million and $1.4 million, respectively. Total bad debt expense was $0.8 million, $0.8 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We recognize gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized when we satisfy performance obligations as evidenced when (1) the collectability of the sales price is reasonably assured, (2) we are not obligated to perform significant activities after the sale, (3) the initial investment from the buyer is sufficient and (4) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred until the requirements for gain recognition have been met.

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2018, 2017 and 2016, real estate depreciation expense was $99.6 million, $70.2 million and $62.5 million, respectively.

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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the years ended December 31, 2018, 2017 and 2016.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2018 and December 31, 2017, we had $42.4 million and $45.7 million, respectively, in excess of the FDIC insured limit. At December 31, 2018 and December 31, 2017, we had $0.2 million and $29.4 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. At December 31, 2018 and 2017, we had $9.3 million and $9.3 million, respectively, in restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2018 and December 31, 2017 we had no investments in real estate joint ventures, and accordingly we had no VIEs which needed to be consolidated.
Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. We measure stock-based compensation expense based on the fair value of the award on the grant date and recognize the expense ratably over the vesting period.
Modifications of stock-based compensation awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original option measured immediately before its terms are modified. For the year ended December 31, 2017, we incurred incremental compensation cost of approximately $2.2 million related to the discretionary vesting of previously granted restricted stock awards that did not meet the original vesting criteria. For the years ended December 31, 2018 and 2016, there were no modifications of stock-based compensation awards.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement also requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The company adopted this ASU effective December 31, 2017. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods. As of December 31, 2018 and 2017, we had $9.3 million and $9.3 million of restricted cash, respectively, on our consolidated balance sheets.

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

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We will adopt ASU No. 2016-2 in the first quarter of 2019 using the modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component would be classified as an operating lease. The company will elect the practical expedient which would allow the company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with current GAAP (Topic 840). The company will elect this practical expedient as well.

While we continue to evaluate the impact this pronouncement will have on our consolidated financial statements, we expect that the real estate leases designated as operating leases in Note 12 - Commitments and Contingencies, will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets upon adoption. As of December 31, 2018, the remaining contractual payments under lease agreements for which the company is the lessee aggregated approximately $8.9 million. The company estimates the adoption of this standard will result in a right-of-use asset and lease liability of between $5.0 million and $10.0 million.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. We adopted the provisions of the ASU effective January 1, 2018 using the modified retrospective approach. As discussed above, lease are specifically excluded from this and will be governed by the applicable lease codification.

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

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2018
Land	$262,860	$143,467	$72,668	$76,635	$555,630
Buildings	516,566	743,474	389,831	125,859	1,775,730
Land improvements	43,412	8,825	6,778	2,606	61,621
Tenant improvements	70,210	91,612	—	1,918	163,740
Furniture, fixtures, and equipment	570	2,671	13,844	6,826	23,911
Construction in progress	8,598	39,511	854	596	49,559	(1)
	902,216	1,029,560	483,975	214,440	2,630,191
Accumulated depreciation	(273,482)	(206,986)	(71,933)	(37,937)	(590,338)
Net real estate	$628,734	$822,574	$412,042	$176,503	$2,039,853
December 31, 2017
Land	$262,860	$143,575	$72,668	$76,635	$555,738
Buildings	548,062	705,999	383,210	125,859	1,763,130
Land improvements	42,401	9,313	6,758	2,606	61,078
Tenant improvements	67,879	80,968	—	1,955	150,802
Furniture, fixtures, and equipment	372	2,085	12,377	6,429	21,263
Construction in progress	3,086	52,512	6,505	24	62,127	(1)
	924,660	994,452	481,518	213,508	2,614,138
Accumulated depreciation	(266,006)	(181,331)	(57,474)	(32,620)	(537,431)
Net real estate	$658,654	$813,121	$424,044	$180,888	$2,076,707

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

Dispositions
None.

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2018	December 31, 2017
In-place leases	$40,884	$54,206
Accumulated amortization	(34,603)	(45,835)
Above market leases	11,963	21,262
Accumulated amortization	(11,445)	(20,084)
Acquired lease intangible assets, net	$6,799	$9,549
Below market leases	$63,172	$67,423
Accumulated accretion	(37,220)	(37,241)
Acquired lease intangible liabilities, net	$25,952	$30,182

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.6 million, $3.3 million and $3.5 million in 2018, 2017 and 2016, respectively. The remaining weighted-average amortization period as of December 31, 2018, is 7.8 years, 1.2 years and 5.9 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $14.6 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 8.5 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization of in-place leases	$(2,090)	$(8,769)	$(4,029)
Amortization of above market leases	(660)	(934)	(1,248)
Amortization of below market leases	4,230	4,239	4,719
Net income (loss)	$1,480	$(5,464)	$(558)
As of December 31, 2018, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2019	$1,620	$339	$3,478
2020	1,053	58	2,647
2021	719	28	2,414
2022	632	28	2,242
2023	539	27	2,073
Thereafter	1,718	38	13,098
	$6,281	$518	$25,952

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of our deferred compensation liability and interest rate swap liability. We measure the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2018 and 2017. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,424	$—	$1,424	$—	$1,156	$—	$1,156
Interest rate swap asset	$—	$6,002	$—	$6,002	$—	$5,091	$—	$5,091
Interest rate swap liability	$—	$801	$—	$801	$—	$10	$—	$10
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 4.3% to 4.8%.
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

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$182,572	$183,253	$279,550	$286,156
Unsecured term loan	$248,765	$250,000	$248,839	$250,000
Unsecured senior guaranteed notes	$797,098	$790,267	$796,631	$802,699
Unsecured line of credit	$62,337	$64,000	$—	$—

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Leasing commissions, net of accumulated amortization of $28,597 and $28,318, respectively	$28,796	$20,633
Interest rate swap asset	6,002	5,091
Acquired above market leases, net	518	1,178
Acquired in-place leases, net	6,281	8,371
Lease incentives, net of accumulated amortization of $299 and $136, respectively	747	916
Other intangible assets, net of accumulated amortization of $981 and $1,115, respectively	2,994	227
Prepaid expenses, deposits and other	6,683	5,945
Total other assets	$52,021	$42,361
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Acquired below market leases, net	$25,952	$30,182
Prepaid rent and deferred revenue	11,634	8,429
Interest rate swap liability	801	10
Straight-line rent liability	7,393	4,428
Deferred rent expense and lease intangible	2,210	1,670
Deferred compensation	1,424	1,156
Deferred tax liability	93	123
Other liabilities	40	63
Total other liabilities and deferred credits, net	$49,547	$46,061
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2018 and December 31, 2017 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2018	December 31, 2017	as of December 31, 2018
Loma Palisades (1)(2)	—	73,744	6.09%	July 1, 2018
One Beach Street (1)(3)	—	21,900	3.94%	April 1, 2019
Torrey Reserve—North Court (4)	19,620	20,023	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (4)	6,635	6,764	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (4)	10,502	10,721	5.91%	June 1, 2020
Solana Beach Towne Centre (4)	35,008	35,737	5.91%	June 1, 2020
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	182,765	279,889
Debt issuance costs, net of accumulated amortization of $671 and $1,191, respectively	(193)	(339)
Total Secured Notes Payable	$182,572	$279,550

(1)	Interest only.

(2)	Loan repaid in full, without premium or penalty, on March 30, 2018.

(3)	Loan repaid in full, without premium or penalty, on November 30, 2018.

(4)	Principal payments based on a 30-year amortization schedule.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2018, we were in compliance with all loan covenants.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2018 and December 31, 2017 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2018	December 31, 2017	as of December 31, 2018
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2019	(2)
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(3)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(6)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(7)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(8)	May 23, 2029
	1,050,000	1,050,000
Debt issuance costs, net of accumulated amortization of $6,844 and $5,866, respectively	(4,137)	(4,530)
Total Unsecured Notes Payable	$1,045,863	$1,045,470

(1)
The company has entered into an interest rate swap agreement that is intended to fix the interest rate associated with the Term Loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on the Operating Partnership's consolidated leverage ratio.

(2)
The Operating Partnership's Term Loan A had a maturity date of January 9, 2019 with no options to extend Term Loan A. However, on January 9, 2019, we extended Term Loan A to a maturity date of January 9, 2021 with an option to extend Term Loan A up to three times, with each such extension for a 12-month period. The foregoing extension options are exercisable by the Operating Partnership subject to the satisfaction of certain conditions.

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

(7)
The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be highly effective cash flow hedges, accordingly, the effective interest rate is approximately 3.87% per annum.

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2018, the Operating Partnership was in compliance with all loan covenants.
Scheduled principal payments on secured and unsecured notes payable as of December 31, 2018 are as follows (in thousands):

2019	$120,762
2020	51,003
2021	150,000
2022	111,000
2023	150,000
Thereafter	650,000
$1,232,765
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
Borrowings under the Prior Credit Facility initially bore interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.35%-1.95% (with respect to the Prior Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, plus a spread which ranges from (i) 0.35%-0.95% (with respect to the Prior Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates were more favorable than previously contained in the credit agreement in place as of December 31, 2013. If American Assets Trust, Inc. obtained an investment grade debt rating, under the terms set forth in the Prior Credit Facility, the spreads would further improve.
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
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"), which amended and restated the Prior Credit Agreement. The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At December 31, 2018, there was $64.0 million outstanding balance under the Revolver Loan.
Borrowings under the Second Amended and Restated Credit Facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the Prior Credit Facility in place as of December 31, 2017. For the year-ended December 31, 2018, the weighted average interest rate on the Revolver Loan was 3.20%.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six-month period. The Term Loan A matures on January 9, 2019. The foregoing extension options are exercisable by us subject to the satisfaction of certain conditions.
On January 9, 2019, we entered into the first amendment (“First Amendment”) to the Second Amended and Restated Credit Facility, which extended the maturity date of Term Loan A to January 9, 2021, subject to three, one-year extension options.   Additionally, in connection with the First Amendment, borrowings under the Second Amended and Restated Credit Facility with respect to Term Loan bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on our consolidated total leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.20% to 0.70% based on our consolidated total leverage ratio. The foregoing rates are more favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.
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
As of December 31, 2018, the Operating Partnership was in compliance with all then in-place Second Amended and Restated Credit Facility covenants.
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

On November 26, 2018, we entered into an interest rate swap agreement with Bank of America, National Association, to fix the interest rate associated with Term Loan A associated with our then prospective First Amendment at approximately 4.13% through its maturity date of January 9, 2021, subject to adjustments based on our consolidated leverage ratio.

The forward-starting interest rate swap contracts have been deemed to be highly effective cash flow hedges and we elected to designate all the forward-starting swap contracts as accounting hedges.
The following is a summary of the terms of the interest rate swap as of December 31, 2018 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2014	1/9/2019	$18
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$3,976
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$2,008
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(801)
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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2018, the Operating Partnership had 17,177,608 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 73.2% of the Operating Partnership at December 31, 2018. The remaining 26.8% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2018, 2017 and 2016, approximately 17,372, 693,842 and 10,694, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2018, no shares of common stock were sold through the ATM equity program. As of December 31, 2018, we had the capacity to issue up to an additional $176.2 million in shares of our common stock under our active ATM equity program.

Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the active ATM equity program.
Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2018. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2018, 2017 and 2016:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2016	$0.25	January 1, 2016 to March 31, 2016	March 25, 2016
Second Quarter 2016	$0.25	April 1, 2016 to June 30, 2016	June 24, 2016
Third Quarter 2016	$0.25	July 1, 2016 to September 30, 2016	September 29, 2016
Fourth Quarter 2016	$0.26	October 1, 2016 to December 31, 2016	December 22, 2016
First Quarter 2017	$0.26	January 1, 2017 to March 31, 2017	March 30, 2017
Second Quarter 2017	$0.26	April 1, 2017 to June 30, 2017	June 29, 2017
Third Quarter 2017	$0.26	July 1, 2017 to September 30, 2017	September 28, 2017
Fourth Quarter 2017	$0.27	October 1, 2017 to December 31, 2017	December 21, 2017
First Quarter 2018	$0.27	January 1, 2018 to March 31, 2018	March 19, 2018
Second Quarter 2018	$0.27	April 1, 2018 to June 30, 2018	June 28, 2018
Third Quarter 2018	$0.27	July 1, 2018 to September 30, 2018	September 27, 2018
Fourth Quarter 2018	$0.28	October 1, 2018 to December 31, 2018	December 27, 2018
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

	Year Ended December 31,
	2018		2017		2016
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.05	96.3%	$1.05	100.0%	$1.01	100.0%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.04	3.7%	—	—%	—	—%
Total	$1.09	100.0%	$1.05	100.0%	$1.01	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan (the "2011 Plan"), which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2018, 2,595,189 shares of common stock remain available for future issuance.

The following shares of restricted common stock have been issued as of December 31, 2018:

Grant	Fair Value at Grant Date	Number
June 14, 2016(1)	$40.81	4,900
December 1, 2016 (2)	$28.24 - $35.71	143,210
June 13, 2017(1)	$40.99	4,880
December 15, 2017 (3)	$27.27	145,218
June 12, 2018(1)	$37.58	5,320
December 6, 2018 (4)	$25.68 - $28.18	199,790

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

(4)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2019, 2020 and 2021, subject to the employee's continued employment on those dates.

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
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2018:

	2018
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	268,768	$29.89
Granted	205,110	27.25
Vested	(52,810)	30.04
Forfeited	(78,975)	29.70
Balance at end of year	342,093	$28.33
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $3.0 million, $4.7 million and $2.4 million in noncash compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $6.5 million at December 31, 2018, which will be recognized over a weighted-average period of 1.6 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2018, 2017 and 2016, we had a weighted average of approximately 271,905 shares, 230,602 shares and 176,408 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2018, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
The calculation of diluted earnings per unit for the year ended December 31, 2018, 2017 and 2016 does not include 271,905 units, 230,602 units, and 176,408 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.
The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
NUMERATOR
Net income from operations	$27,202	$40,132	$45,637
Less: Net income attributable to restricted shares	(311)	(241)	(189)
Less: Income from operations attributable to unitholders in the Operating Partnership	(7,205)	(10,814)	(12,863)
Net income attributable to common stockholders—basic	$19,686	$29,077	$32,585
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$19,686	$29,077	$32,585
Plus: Income from operations attributable to unitholders in the Operating Partnership	7,205	10,814	12,863
Net income attributable to common stockholders—diluted	$26,891	$39,891	$45,448
DENOMINATOR
Weighted average common shares outstanding—basic	46,950,812	46,715,520	45,332,471
Effect of dilutive securities—conversion of Operating Partnership units	17,185,747	17,371,730	17,895,688
Weighted average common shares outstanding—diluted	64,136,559	64,087,250	63,228,159

Earnings per common share, basic	$0.42	$0.62	$0.72

Earnings per common share, diluted	$0.42	$0.62	$0.72
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
A deferred tax liability is included in our consolidated balance sheets of $0.1 million and $0.1 million as of December 31, 2018 and 2017, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Current:
Federal	$60	$—	$132
State	465	422	341
Deferred:
Federal	$(6)	$—	$—
State	(192)	(208)	93
Provision for income taxes	$327	$214	$566
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
Current minimum annual payments under the leases are as follows, as of December 31, 2018 (in thousands):

2019	$3,347
2020	3,422
2021	2,153
2022	—
2023	—
Thereafter	—
Total	$8,922

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.6 million based on operating performance through December 31, 2018.
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
As of December 31, 2018, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fourteen of our consolidated properties, representing 33.6% of our total revenue for the year ended December 31, 2018, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 18.8% of total revenues for the year ended December 31, 2018.
Tenants in the retail industry accounted for 31.9% and 33.0% of total revenues for the years December 31, 2018 and 2017, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 11.7% and 13.2% of total revenues for the years ended December 31, 2018 and 2017, respectively.

Tenants in the office industry accounted for 34.0% and 33.6% of total revenues for the years December 31, 2018 and 2017, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
For the years ended December 31, 2018 and 2017, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2018, salesforce.com, inc. at The Landmark at One Market accounted for 8.2% of total annualized base rent. Three other tenants (Autodesk, Inc., Lowe's, and Veterans Benefits Administration) comprise 8.8% of our total annualized base rent at December 31, 2018, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2018 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 13. OPERATING LEASES
At December 31, 2018, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2018, we had approximately 811 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California, and we had approximately 1,866 leases with residential tenants at December 31, 2018, excluding Santa Fe Park RV Resort.
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
As of December 31, 2018, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2019	$177,144
2020	172,821
2021	157,611
2022	138,787
2023	116,985
Thereafter	412,934
Total	$1,176,282
The above future minimum rentals exclude residential leases, which are typically range from seven to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Minimum rents
Retail	$77,147	$76,201	$74,050
Office	95,081	93,128	90,281
Multifamily	46,897	40,217	26,962
Mixed-Use	11,019	10,564	10,616
Cost reimbursement	34,584	34,267	33,610
Percentage rent	3,149	3,214	3,096
Hotel revenue	40,049	39,545	39,371
Other	1,611	1,667	1,512
Total rental income	$309,537	$298,803	$279,498
Minimum rents include $2.4 million, $0.8 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.6 million, $3.3 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rental operating	$37,322	$34,944	$31,709
Hotel operating	24,030	24,254	23,607
Repairs and maintenance	13,486	13,136	12,705
Marketing	2,108	2,053	2,117
Rent	3,216	3,119	2,925
Hawaii excise tax	4,333	4,454	4,511
Management fees	1,987	2,046	1,979
Total rental expenses	$86,482	$84,006	$79,553
NOTE 15. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest and investment income	$238	$548	$72
Income tax expense	(327)	(214)	(566)
Other non-operating income	4	—	126
Total other income (expense)	$(85)	$334	$(368)

NOTE 16. RELATED PARTY TRANSACTIONS
At Torrey Reserve Campus, we previously leased space to ICW, an entity owned and controlled by Ernest Rady. Rental revenue recognized on the leases of $0.1 million, $0.1 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium was approximately $0.4 million for the period July 1, 2014 through July 1, 2015. We renewed this policy with ICW on July 1, 2015 and the premium was approximately $0.2 million for the period July 1, 2015 through July 1, 2016. We renewed this policy with ICW on July 1, 2016 and the premium was approximately $0.2 million for the period July 1, 2016 through July 1, 2017. We renewed this policy with ICW on June 30, 2017 and the premium is approximately $0.2 million for the period July 1, 2017 through July 1, 2018. We did not renew this policy with ICW during the second quarter of 2018 and commencing July 1, 2018, we entered into a workers' compensation policy with an unaffiliated third-party insurer.

At Torrey Reserve Campus, we lease space to American Assets, Inc., an entity owned and controlled by Ernest Rady. Rental revenue recognized on the lease of $0.1 million for both the years ended December 31, 2018 and 2017 is included in rental income.

At Torrey Reserve Campus, we lease space to EDisability, LLC, an entity majority owned and controlled by Ernest Rady. Rent revenue recognized on the lease of $0.1 million for the year ended December 31, 2018 is included in rental income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady. For the years ending December 31, 2018, 2017 and 2016, we incurred approximately $0.1 million, $0.1 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2018, Mr. Rady and his affiliates owned approximately 14.0% of our outstanding common stock and 23.1% of our outstanding common units, which together represent an approximate 37% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.1 million, $1.0 million and $0.9 million were made for the years ended December 31, 2018, 2017 and 2016, respectively, and included in rental expenses on the statements of income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Retail
Property revenue	$105,552	$103,968	$100,982
Property expense	(30,078)	(28,524)	(27,934)
Segment profit	75,474	75,444	73,048
Total Office
Property revenue	112,362	105,694	103,254
Property expense	(33,860)	(33,120)	(31,839)
Segment profit	78,502	72,574	71,415
Total Multifamily
Property revenue	50,627	43,533	29,188
Property expense	(20,441)	(17,898)	(12,498)
Segment profit	30,186	25,635	16,690
Total Mixed-Use
Property revenue	62,326	61,788	61,664
Property expense	(37,076)	(37,135)	(35,660)
Segment profit	25,250	24,653	26,004
Total segments’ profit	$209,412	$198,306	$187,157
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total segments' profit	$209,412	$198,306	$187,157
General and administrative	(22,784)	(21,382)	(17,897)
Depreciation and amortization	(107,093)	(83,278)	(71,319)
Interest expense	(52,248)	(53,848)	(51,936)
Other income (expense), net	(85)	334	(368)
Net income	27,202	40,132	45,637
Net income attributable to restricted shares	(311)	(241)	(189)
Net income attributable to unitholders in the Operating Partnership	(7,205)	(10,814)	(12,863)
Net income attributable to American Assets Trust, Inc. stockholders	$19,686	$29,077	$32,585

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2018	December 31, 2017
Net real estate
Retail	$628,734	$658,654
Office	822,574	813,121
Multifamily	412,042	424,044
Mixed-Use	176,503	180,888
	$2,039,853	$2,076,707
Secured Notes Payable (1)
Retail	$35,008	$35,737
Office	147,757	170,408
Multifamily	—	73,744
Mixed-Use	—	—
	$182,765	$279,889
Capital Expenditures (2)
Retail	$14,219	$10,412
Office	45,192	35,023
Multifamily	3,659	6,318
Mixed-Use	1,277	670
	$64,347	$52,423

(1)	Excludes unamortized debt issuance costs of $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively.

(2)	Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2018 and 2017 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$82,605	$82,507	$85,023	$80,732
Operating income	22,091	27,275	17,249	12,920
Net income (loss)	9,209	14,271	4,413	(691)
Net (income) loss attributable to restricted shares	(96)	(71)	(216)	72
Net (income) loss attributable to unitholders in the Operating Partnership	(2,440)	(3,806)	(1,125)	166
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$6,673	$10,394	$3,072	$(453)
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.14	$0.22	$0.07	$(0.01)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$81,746	$82,339	$77,106	$73,792
Operating income	23,792	26,477	20,048	23,329
Net income	9,731	12,505	7,588	10,308
Net income attributable to restricted shares	(60)	(60)	(61)	(60)
Net income attributable to unitholders in the Operating Partnership	(2,594)	(3,351)	(2,008)	(2,861)
Net income attributable to American Assets Trust, Inc. stockholders	$7,077	$9,094	$5,519	$7,387
Net income per share attributable to common stockholders - basic and diluted	$0.15	$0.19	$0.12	$0.16

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2018 and 2017 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$82,605	$82,507	$85,023	$80,732
Operating income	22,091	27,275	17,249	12,920
Net income	9,209	14,271	4,413	(691)
Net income attributable to restricted shares	(96)	(71)	(216)	72
Net income attributable to American Assets Trust, L.P. unit holders	$9,113	$14,200	$4,197	$(619)
Net income per unit attributable to unit holders - basic and diluted	$0.14	$0.22	$0.07	$(0.01)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$81,746	$82,339	$77,106	$73,792
Operating income	23,792	26,477	20,048	23,329
Net income	9,731	12,505	7,588	10,308
Net income attributable to restricted shares	(60)	(60)	(61)	(60)
Net income attributable to American Assets Trust, L.P. unit holders	$9,671	$12,445	$7,527	$10,248
Net income per unit attributable to common unit holders - basic and diluted	$0.15	$0.19	$0.12	$0.16

NOTE 19. SUBSEQUENT EVENTS
On January 9, 2019, we entered into the first amendment (“First Amendment”) to the Second Amended and Restated Credit Facility, which extended the maturity date of Term Loan A to January 9, 2021, subject to three, one-year extension options.   Additionally, in connection with the First Amendment, borrowings under the Second Amended and Restated Credit Facility with respect to Term Loan bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on our consolidated total leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.20% to 0.70% based on our consolidated total leverage ratio. The foregoing rates are more favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.

On January 23, 2019, we recorded the deed to the former Sears building at Carmel Mountain Plaza in connection with a ground lease termination agreement with the former ground lessee. In connection therewith, we recognized approximately $4.4 million of lease termination fees in January 2019.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2018	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2018		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$17,370	$26,816	$126,244	$(57,885)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	12,806	4,200	12,806	(8,251)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	29,434	31,035	86,093	(41,264)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	32,894	27,117	120,759	(62,170)	1967/1984/2006	4/8/2004	35 years
Gateway Marketplace	—	17,363	21,644	1,097	17,363	22,741	(1,199)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	167	8,238	12,521	(2,396)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	28,364	597	27,767	(3,668)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	13,421	8,620	24,683	(16,348)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	(6)	14,006	10,798	(4,366)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	35,008	40,980	38,842	3,158	40,980	42,000	(10,827)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	11,931	4,401	11,931	(7,311)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	29,202	70,643	141,010	(57,608)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	36,074	25,135	227,072	(43,740)	1987	8/21/2012	40 years
First & Main	—	14,697	109,739	7,690	14,697	117,429	(28,457)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	6,800	34,575	147,996	(37,857)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	69,444	11,845	137,660	(28,415)	1940-2015	7/1/2011	40 years
One Beach Street	—	15,332	18,017	2,723	15,332	20,740	(4,965)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	10,502	7,111	17,100	6,076	7,111	23,176	(5,563)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	—	7,298	27,887	3,199	7,298	31,086	(7,516)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	49,281	5,408	47,968	(16,524)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	19,620	3,263	—	24,116	4,309	23,070	(11,740)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	37,800	4,226	36,859	(13,105)	1996-1997	6/6/1989	40 years
Pacific VC	6,635	1,413	—	9,736	2,148	9,001	(4,901)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,843	911	1,647	(902)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	7,992	682	7,310	(1,485)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	3,937	1,017	2,920	(214)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	15,587	2,188	13,399	(1,207)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	41,985	6,037	38,762	(395)	2018	5/9/1997	40 years
Imperial Beach Gardens	—	1,281	4,820	4,894	1,281	9,714	(8,054)	1959/2008	7/31/1985	30 years
Loma Palisades	—	14,000	16,570	25,982	14,051	42,501	(27,988)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	1,553	2,744	6,093	(3,430)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	841	401	1,769	(1,483)	1971/2007-2008	6/1/1979	30 years
Pacific Ridge Apartments	—	47,971	178,497	1,094	47,971	179,591	(11,329)	2013	4/28/2017	30 years
Hassalo on Eighth - Multifamily	—	—	—	177,859	6,220	171,639	(19,649)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	430	45,995	75,373	(18,753)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	2,404	30,640	62,433	(19,184)	2008/2014	1/19/2011	35 years
Solana Beach - Highway 101 Land	—	7,847	202	796	8,845	—	(189)	N/A	9/20/2011	N/A

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2018	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2018		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
	$182,765	$518,672	$1,391,485	$720,034	$555,630	$2,074,561	$(590,338)
(1) For Federal tax purposes, the aggregate tax basis is approximately $1.9 billion as of December 31, 2018.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Real estate assets
Balance, beginning of period	$2,614,138	2,301,006	2,246,028
Additions:
Property acquisitions	—	270,602	—
Improvements	62,790	44,755	59,199
Deductions:
Cost of Real Estate Sold	—	—	—
Other (1)	(46,737)	(2,225)	(4,221)
Balance, end of period	$2,630,191	$2,614,138	$2,301,006
Accumulated depreciation
Balance, beginning of period	$537,431	$469,460	$411,166
Additions—depreciation	99,644	70,196	62,515
Deductions:
Cost of Real Estate Sold	—	—	—
Other (1)	(46,737)	(2,225)	(4,221)
Balance, end of period	$590,338	$537,431	$469,460

(1)	Other deductions for the years ended December 31, 2018, 2017 and 2016 represent the write-off of fully depreciated assets.