Form 10-Q
period 2019-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2019-05-03
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

American Assets Trust, Inc.             ☐  Yes    ☒  No
American Assets Trust, L.P.            ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Name of Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
American Assets Trust, Inc.	Common Stock, par value $0.01 per share	AAT	New York Stock Exchange
American Assets Trust, L.P.	None	None	None

American Assets Trust, Inc. had 48,006,276 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2019 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2019, American Assets Trust, Inc. owned an approximate 73.3% partnership interest in the Operating Partnership. The remaining 26.7% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,569,407	$2,549,571
Construction in progress	77,094	71,228
Held for development	9,392	9,392
	2,655,893	2,630,191
Accumulated depreciation	(609,020)	(590,338)
Net real estate	2,046,873	2,039,853
Cash and cash equivalents	54,538	47,956
Restricted cash	9,777	9,316
Accounts receivable, net	9,137	9,289
Deferred rent receivables, net	40,554	39,815
Other assets, net	56,169	52,021
TOTAL ASSETS	$2,217,048	$2,198,250
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$162,688	$182,572
Unsecured notes payable, net	1,045,709	1,045,863
Unsecured line of credit, net	86,438	62,337
Accounts payable and accrued expenses	53,683	46,616
Security deposits payable	7,579	8,844
Other liabilities and deferred credits, net	55,618	49,547
Total liabilities	1,411,715	1,395,779
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 47,486,894 and 47,335,409 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	475	474
Additional paid-in capital	928,792	920,661
Accumulated dividends in excess of net income	(130,841)	(128,778)
Accumulated other comprehensive income	8,825	10,620
Total American Assets Trust, Inc. stockholders’ equity	807,251	802,977
Noncontrolling interests	(1,918)	(506)
Total equity	805,333	802,471
TOTAL LIABILITIES AND EQUITY	$2,217,048	$2,198,250
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2019	2018
REVENUE:
Rental income	$76,831	$76,201
Other property income	8,488	4,531
Total revenue	85,319	80,732
EXPENSES:
Rental expenses	20,796	20,420
Real estate taxes	9,046	8,546
General and administrative	6,073	5,567
Depreciation and amortization	20,583	33,279
Total operating expenses	56,498	67,812
OPERATING INCOME	28,821	12,920
Interest expense	(13,349)	(13,820)
Other (expense) income, net	(229)	209
NET INCOME (LOSS)	15,243	(691)
Net (income) loss attributable to restricted shares	(93)	72
Net (income) loss attributable to unitholders in the Operating Partnership	(4,055)	166
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$11,095	$(453)

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share, basic	$0.24	$(0.01)
Weighted average shares of common stock outstanding - basic	47,004,465	46,935,820

Earnings (loss) per common share, diluted	$0.24	$(0.01)
Weighted average shares of common stock outstanding - diluted	64,182,073	46,935,820

DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.27

COMPREHENSIVE INCOME
Net income (loss)	$15,243	$(691)
Other comprehensive (loss) income - unrealized (loss) income on swap derivative during the period	(2,132)	2,861
Reclassification of amortization of forward-starting swap included in interest expense	(320)	(320)
Comprehensive income	12,791	1,850
Comprehensive income attributable to non-controlling interest	(3,398)	(502)
Comprehensive income attributable to American Assets Trust, Inc.	$9,393	$1,348

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2018	47,335,409	$474	$920,661	$(128,778)	$10,620	$(506)	$802,471
Net income	—	—	—	11,188	—	4,055	15,243
Common shares issued	162,531	1	7,033	—	—	—	7,034
Forfeiture of restricted stock	(11,046)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(13,251)	—	(4,810)	(18,061)
Stock-based compensation	—	—	1,098	—	—	—	1,098
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(1,561)	(571)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2019	47,486,894	$475	$928,792	$(130,841)	$8,825	$(1,918)	$805,333

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2017	47,204,588	$473	$919,066	$(97,280)	$11,451	$10,434	$844,144
Net loss	—	—	—	(525)	—	(166)	(691)
Forfeiture of restricted stock	(1,104)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,745)	—	(4,643)	(17,388)
Stock-based compensation	—	—	727	—	—	—	727
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,107	754	2,861
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2018	47,203,484	$473	$919,793	$(110,550)	$13,324	$6,293	$829,333

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$15,243	$(691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,111)	47
Depreciation and amortization	20,583	33,279
Amortization of debt issuance costs and debt fair value adjustments	368	446
Stock-based compensation expense	1,098	727
Lease termination income	(4,518)	—
Other noncash interest expense	(320)	(320)
Other, net	678	2,031
Changes in operating assets and liabilities
Change in accounts receivable	466	577
Change in other assets	45	(337)
Change in accounts payable and accrued expenses	7,150	5,434
Change in security deposits payable	(1,265)	2,113
Change in other liabilities and deferred credits	(1,586)	666
Net cash provided by operating activities	36,831	43,972
INVESTING ACTIVITIES
Capital expenditures	(20,932)	(10,138)
Leasing commissions	(1,505)	(1,227)
Net cash used in investing activities	(22,437)	(11,365)
FINANCING ACTIVITIES
Repayment of secured notes payable	(19,909)	(74,116)
Proceeds from unsecured line of credit	24,000	35,000
Debt issuance costs	(415)	(2,656)
Proceeds from issuance of common stock, net	7,034	(176)
Dividends paid to common stock and unitholders	(18,061)	(17,388)
Net cash used in financing activities	(7,351)	(59,336)
Net increase (decrease) in cash and cash equivalents	7,043	(26,729)
Cash, cash equivalents and restricted cash, beginning of period	57,272	91,954
Cash, cash equivalents and restricted cash, end of period	$64,315	$65,225

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$54,538	$55,336
Restricted cash	9,777	9,889
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$64,315	$65,225
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$2,569,407	$2,549,571
Construction in progress	77,094	71,228
Held for development	9,392	9,392
	2,655,893	2,630,191
Accumulated depreciation	(609,020)	(590,338)
Net real estate	2,046,873	2,039,853
Cash and cash equivalents	54,538	47,956
Restricted cash	9,777	9,316
Accounts receivable, net	9,137	9,289
Deferred rent receivables, net	40,554	39,815
Other assets, net	56,169	52,021
TOTAL ASSETS	$2,217,048	$2,198,250
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$162,688	$182,572
Unsecured notes payable, net	1,045,709	1,045,863
Unsecured line of credit, net	86,438	62,337
Accounts payable and accrued expenses	53,683	46,616
Security deposits payable	7,579	8,844
Other liabilities and deferred credits	55,618	49,547
Total liabilities	1,411,715	1,395,779
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 17,177,608 and 17,177,608 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	(5,232)	(4,477)
General partner's capital, 47,486,894 and 47,335,409 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	798,426	792,357
Accumulated other comprehensive income	12,139	14,591
Total capital	805,333	802,471
TOTAL LIABILITIES AND CAPITAL	$2,217,048	$2,198,250

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2019	2018
REVENUE:
Rental income	$76,831	$76,201
Other property income	8,488	4,531
Total revenue	85,319	80,732
EXPENSES:
Rental expenses	20,796	20,420
Real estate taxes	9,046	8,546
General and administrative	6,073	5,567
Depreciation and amortization	20,583	33,279
Total operating expenses	56,498	67,812
OPERATING INCOME	28,821	12,920
Interest expense	(13,349)	(13,820)
Other (expense) income, net	(229)	209
NET INCOME (LOSS)	15,243	(691)
Net income (loss) attributable to restricted shares	(93)	72
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$15,150	$(619)

EARNINGS (LOSS) PER UNIT - BASIC
Earnings (loss) per unit, basic	$0.24	$(0.01)
Weighted average units outstanding - basic	64,182,073	64,130,800

EARNINGS (LOSS) PER UNIT - DILUTED
Earnings (loss) per unit, diluted	$0.24	$(0.01)
Weighted average units outstanding - diluted	64,182,073	64,130,800

DISTRIBUTIONS PER UNIT	$0.28	$0.27

COMPREHENSIVE INCOME
Net income (loss)	$15,243	$(691)
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	(2,132)	2,861
Reclassification of amortization of forward-starting swap included in interest expense	(320)	(320)
Comprehensive income	12,791	1,850
Comprehensive income attributable to Limited Partners	(3,398)	(502)
Comprehensive income attributable to General Partner	$9,393	$1,348

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2018	17,177,608	$(4,477)	47,335,409	$792,357	$14,591	$802,471
Net income	—	4,055	—	11,188	—	15,243
Contributions from American Assets Trust, Inc.	—	—	162,531	7,034	—	7,034
Forfeiture of restricted units	—	—	(11,046)	—	—	—
Distributions	—	(4,810)	—	(13,251)	—	(18,061)
Stock-based compensation	—	—	—	1,098	—	1,098
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(2,132)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2019	17,177,608	$(5,232)	47,486,894	$798,426	$12,139	$805,333

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2017	17,194,980	$6,135	47,204,588	$822,259	$15,750	$844,144
Net loss	—	(166)	—	(525)	—	(691)
Forfeiture of restricted units	—	—	(1,104)	—	—	—
Distributions	—	(4,643)	—	(12,745)	—	(17,388)
Stock-based compensation	—	—	—	727	—	727
Other comprehensive income - change in value of interest rate swap	—	—	—	—	2,861	2,861
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2018	17,194,980	$1,326	47,203,484	$809,716	$18,291	$829,333

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$15,243	$(691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,111)	47
Depreciation and amortization	20,583	33,279
Amortization of debt issuance costs and debt fair value adjustments	368	446
Stock-based compensation expense	1,098	727
Lease termination income	(4,518)	—
Other noncash interest expense	(320)	(320)
Other, net	678	2,031
Changes in operating assets and liabilities
Change in accounts receivable	466	577
Change in other assets	45	(337)
Change in accounts payable and accrued expenses	7,150	5,434
Change in security deposits payable	(1,265)	2,113
Change in other liabilities and deferred credits	(1,586)	666
Net cash provided by operating activities	36,831	43,972
INVESTING ACTIVITIES
Capital expenditures	(20,932)	(10,138)
Leasing commissions	(1,505)	(1,227)
Net cash used in investing activities	(22,437)	(11,365)
FINANCING ACTIVITIES
Repayment of secured notes payable	(19,909)	(74,116)
Proceeds from unsecured line of credit	24,000	35,000
Debt issuance costs	(415)	(2,656)
Contributions from American Assets Trust, Inc.	7,034	(176)
Distributions	(18,061)	(17,388)
Net cash used in financing activities	(7,351)	(59,336)
Net increase (decrease) in cash and cash equivalents	7,043	(26,729)
Cash, cash equivalents and restricted cash, beginning of period	57,272	91,954
Cash, cash equivalents and restricted cash, end of period	$64,315	$65,225

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$54,538	$55,336
Restricted cash	9,777	9,889
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$64,315	$65,225
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2019
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
We are a full service, vertically integrated, and self-administered REIT with approximately 186 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2019, we owned or had a controlling interest in 27 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2019, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
Torrey Reserve Campus	First & Main
Torrey Point	Lloyd District Portfolio
Solana Crossing (formerly Solana Beach Corporate Centre)	City Center Bellevue
The Landmark at One Market
One Beach Street

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
Imperial Beach Gardens
Mariner's Point
Santa Fe Park RV Resort
Pacific Ridge Apartments

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and/or Construction in Progress
Solana Crossing – Land
Solana Beach – Highway 101 – Land
Lloyd District Portfolio – Construction in Progress

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2018.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information
Total interest costs incurred	$13,534	$14,277
Interest capitalized	$185	$457
Interest expense	$13,349	$13,820
Cash paid for interest, net of amounts capitalized	$13,301	$14,059
Cash paid for income taxes	$157	$31
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$12,838	$5,674
Accrued leasing commissions	$663	$710
Reduction to capital for prepaid offering costs	$—	$176

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Except for the adoption of the accounting standards during the first quarter of 2019 as discussed below, there have been no changes to our significant accounting policies during the three months ended March 31, 2019.
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
March 31, 2019
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
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. This ASU significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront.

We adopted the provisions of ASU No. 2016-02 effective January 1, 2019 using the modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component would be classified as an operating lease. The Company elected the practical expedient, which allows the Company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. Due to our election of the practical expedient approach, approximately $7.8 million of non-lease components are combined with lease rental income. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with previous GAAP (Topic 840). The Company elected this practical expedient as well. Further, bad debt expense, which has previously been recorded in rental expenses, has now been classified as a contra-revenue account in rental income in the Company’s consolidated statements of comprehensive income.

We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $7.7 million of right-of-use assets and lease liabilities. Approximately $0.8 million of deferred rent expense was reclassified to lease liability within the other liabilities and deferred credits, net.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. We adopted the provisions of the ASU effective January 1, 2018 using the modified retrospective approach. As discussed above, leases are specifically excluded from this and are governed by the applicable lease codification.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Topics. The pronouncement requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. The pronouncement is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We continue to evaluate the impact this pronouncement will have on our consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
In-place leases	$40,884	$40,884
Accumulated amortization	(35,058)	(34,603)
Above market leases	11,963	11,963
Accumulated amortization	(11,587)	(11,445)
Acquired lease intangible assets, net	$6,202	$6,799
Below market leases	$63,172	$63,172
Accumulated accretion	(38,288)	(37,220)
Acquired lease intangible liabilities, net	$24,884	$25,952

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,438	$—	$1,438	$—	$1,424	$—	$1,424
Interest rate swap asset	$—	$4,160	$—	$4,160	$—	$6,002	$—	$6,002
Interest rate swap liability	$—	$1,092	$—	$1,092	$—	$801	$—	$801

 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.8% to 4.6%.
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

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$162,688	$166,043	$182,572	$183,253
Unsecured term loans, net	$248,494	$250,000	$248,765	$250,000
Unsecured senior guaranteed notes, net	$797,215	$802,198	$797,098	$790,267
Unsecured line of credit, net	$86,438	$88,000	$62,337	$64,000

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
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2019 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(1,092)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$2,763
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$1,397

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasing commissions, net of accumulated amortization of $29,537 and $28,597, respectively	$28,895	$28,796
Interest rate swap asset	4,160	6,002
Acquired above market leases, net	376	518
Acquired in-place leases, net	5,826	6,281
Lease incentives, net of accumulated amortization of $385 and $299, respectively	676	747
Other intangible assets, net of accumulated amortization of $1,025 and $981, respectively	2,949	2,994
Right-of-use lease asset	6,973	—
Prepaid expenses and other	6,314	6,683
Total other assets	$56,169	$52,021

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Acquired below market leases, net	$24,884	$25,952
Prepaid rent and deferred revenue	11,020	11,634
Interest rate swap liability	1,092	801
Deferred rent expense and lease intangible	1,424	2,210
Deferred compensation	1,438	1,424
Deferred tax liability	93	93
Straight-line rent liability	7,929	7,393
Lease liability	7,692	—
Other liabilities	46	40
Total other liabilities and deferred credits, net	$55,618	$49,547

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) amended and restated credit facility, (ii) term loans, and (iii) senior guaranteed notes. Additionally, American Assets Trust, Inc. has provided carve-out guarantees on certain property-level mortgage debt.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of March 31, 2019 and December 31, 2018 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2019	December 31, 2018	as of March 31, 2019
Torrey Reserve—North Court (1)(2)	—	19,620	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (2)	6,600	6,635	6.36%	June 1, 2020
Solana Crossing I-II (2)	10,444	10,502	5.91%	June 1, 2020
Solana Beach Towne Centre (2)	34,812	35,008	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	162,856	182,765
Debt issuance costs, net of accumulated amortization of $406 and $671, respectively	(168)	(193)
Total Secured Notes Payable Outstanding	$162,688	$182,572

(1)	Loan repaid in full, without premium or penalty, on March 1, 2019.

(2)	Principal payments based on a 30-year amortization schedule.

(3)	Interest only.
Certain loans require us to comply with various financial covenants. As of March 31, 2019, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2019 and December 31, 2018 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2019	December 31, 2018	as of March 31, 2019
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2021
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
	1,050,000	1,050,000
Debt issuance costs, net of accumulated amortization of $7,084 and $6,844, respectively	(4,291)	(4,137)
Total Unsecured Notes Payable	$1,045,709	$1,045,863

(1)
The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 4.13% through its stated maturity date, subject to adjustments based on our consolidated leverage ratio.

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

Certain loans require us to comply with various financial covenants. As of March 31, 2019, the Operating Partnership was in compliance with these financial covenants.

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
March 31, 2019
(Unaudited)

borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2019, there was $88 million outstanding under the Revolver Loan with approximately $1.6 million of debt issuance costs, net.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the three months ended March 31, 2019, the weighted average interest rate on the Revolver Loan was 3.60%.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six months period. The extension options are exercisable by us subject to the satisfaction of certain conditions. The Term Loan A had a maturity date of January 9, 2019, but was extended prior to its maturity date, as described below.
On January 9, 2019, we entered into the first amendment (“First Amendment”) to the Second Amended and Restated Credit Facility, which extended the maturity date of Term Loan A to January 9, 2021, subject to three, one year extension options.   Additionally, in connection with the First Amendment, borrowings under the Second Amended and Restated Credit Facility with respect to Term Loan A bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on our consolidated total leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.20% to 0.70% based on our consolidated total leverage ratio. The foregoing rates are intended to be more favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.
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
As of March 31, 2019, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 17,177,608 common units (the “noncontrolling common units”), and represented approximately 26.7% of the ownership interests in our Operating Partnership at March 31, 2019. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2019, no common units were converted into shares of our common stock.
Earnings (Loss) Per Unit of the Operating Partnership
Basic earnings (loss) per unit (“EPU”) of the Operating Partnership is computed by dividing income applicable to unitholders by the weighted average Operating Partnership units outstanding, as adjusted for the effect of participating securities. Operating Partnership units granted in equity-based payment transactions that have non-forfeitable dividend equivalent rights are considered participating securities prior to vesting. The impact of unvested Operating Partnership unit awards on EPU has been calculated using the two-class method whereby earnings are allocated to the unvested Operating Partnership unit awards based on distributions and the unvested Operating Partnership units’ participation rights in undistributed earnings.
The calculation of diluted EPU for the three months ended March 31, 2019 does not include the weighted average of 333,275 unvested Operating Partnership units, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. For the three months ended March 31, 2018, shares associated with convertible securities were not included because the inclusion would be anti-dilutive.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2019, the following shares of common stock were sold through the ATM equity programs (in thousands, except per share data and share amounts):

Three Months Ended March 31, 2019
Number of shares of common stock issued through ATM programs	162,531
Weighted average price per share	$45.53

Proceeds, gross	$7,401
Sales agent compensation	(74)
Offering costs	(293)
Proceeds, net	$7,034

 Additionally, we issued 519,382 shares of common stock through the ATM program that settled after March 31, 2019 at a weighted average price per share of $45.57, resulting in additional net proceeds of $23.4 million.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2019, we had the capacity to issue up to an additional $168.8 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2019:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2019	$0.28	January 1, 2019 to March 31, 2019	March 28, 2019

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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2019:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	342,093	$28.33
Granted	—	—
Vested	—	—
Forfeited	(11,046)	$28.41
Nonvested at March 31, 2019	331,047	$28.32

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.1 million and $0.7 million in noncash compensation expense for the three month periods ended March 31, 2019 and 2018, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $5.4 million at March 31, 2019.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 333,275 and 263,606 for the three months ended March 31, 2019 and 2018, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2019, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. For the three months ended March 31, 2018, shares associated with convertible securities were not included because the inclusion would be anti-dilutive. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
NUMERATOR
Net income (loss)	$15,243	$(691)
Less: Net (income) loss attributable to restricted shares	(93)	72
Less: (Income) loss from operations attributable to unitholders in the Operating Partnership	(4,055)	166
Net income (loss) attributable to common stockholders—basic	$11,095	$(453)
Income (loss) from operations attributable to American Assets Trust, Inc. common stockholders—basic	$11,095	$(453)
Plus: Income (loss) from operations attributable to unitholders in the Operating Partnership	4,055	—
Net income attributable to common stockholders—diluted	$15,150	$(453)
DENOMINATOR
Weighted average common shares outstanding—basic	47,004,465	46,935,820
Effect of dilutive securities—conversion of Operating Partnership units	17,177,608	—
Weighted average common shares outstanding—diluted	64,182,073	46,935,820

Earnings (loss) per common share, basic	$0.24	$(0.01)
Earnings (loss) per common share, diluted	$0.24	$(0.01)

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
A deferred tax liability is included in our consolidated balance sheets of $0.1 million as of March 31, 2019 and December 31, 2018, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2019, we recorded income tax expense of $0.2 million. For the three months ended March 31, 2018, we recorded income tax benefit of $0.1 million.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
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
Commitments
See Footnote 12 for description of our leases, as a lessee.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.5 million based on operating performance through March 31, 2019.
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
March 31, 2019
(Unaudited)

escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fourteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 34.5% of total revenues for the three months ended March 31, 2019. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 32.6% of total revenues for the three months ended March 31, 2019. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2019 and 2018, no tenant accounted for more than 10% of our total rental revenue.
NOTE 12. LEASES
Lessor Operating Leases

We determine if an arrangement is a lease at inception. Our lease agreements are generally for real estate, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. We lease real estate under operating leases.
Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three years to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs. Our leases may also include variable lease payments in the form of percentage rents based on the tenant’s level of sales achieved in excess of a breakpoint threshold. Leases on apartments generally range from 7 to 15 months, with a majority having 12-month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
Leases at our office and retail properties and the retail portion of our mixed-use property may contain lease extension options, at our lessee's discretion. The extension options are generally for 3 to 10 years and contain primarily rent at fixed rates or the prevailing market rent. The extension options are generally exercisable 6 to 12 months prior to the expiration of the lease and require the lessee to not be in default of the lease terms.

We attempt to maximize the amount we expect to derive from the underlying real estate property following the end of a lease, to the extent it is not extended.  We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. However, the residual value of a real estate property is still subject to various market-specific, asset-specific, and tenant-specific risks and characteristics.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

As of March 31, 2019, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2019 (nine months ending December 31, 2019)	$179,634
2020	179,925
2021	164,848
2022	146,016
2023	124,300
Thereafter	436,240
Total	$1,230,963

The above future minimum rentals exclude residential leases, which typically have a term of 12 months or less, and exclude the hotel, as rooms are rented on a nightly basis.

Lessee Operating Leases

We determine if an arrangement is a lease at inception. Our lease agreements are generally for real estate, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. We lease real estate under operating leases.
At the Landmark at One Market, we lease, as lessee, a building adjacent to the Landmark at One Market under an operating lease effective through June 30, 2021, which we have the option to extend until 2031 by way of two five years extension options (the "Annex Lease"). The lease payments under the extension options provided for under the Annex Lease will be equal to the fair rental value at the time the extension option is exercised. The extension options are not included in the calculation of the right-of-use asset or lease liability due to electing the practical expedient to not reassess the lease term of existing leases.
At Waikiki Beach Walk, we lease a portion of the building of which Quiksilver is currently in possession, under an operating lease effective through December 31, 2021.
Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments.
Current annual payments under the operating leases are as follows, as of March 31, 2019 (in thousands):

Year Ending December 31,
2019 (nine months ending December 31, 2019)	$2,519
2020	3,422
2021	2,153
2022	—
2023	—
Thereafter	—
Total lease payments	$8,094
Imputed interest	$(402)
Present value of lease liability	$7,692

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

Lease costs under the operating leases are as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease cost	$833
Variable lease cost	—
Sublease income	(625)
Total lease cost	$208

Weighted-average remaining lease term - operating leases (in years)	2.4
Weighted-average discount rate - operating leases	4.13%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

Three Months Ended March 31,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$827
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$7,661

Subleases
At the Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
At Waikiki Beach Walk, we (as sublandlord) sublease a portion of the building to Quiksilver under an operating lease effective through December 31, 2021.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Lease rental income
Retail	$24,449	$19,654
Office	26,148	23,306
Multifamily	11,996	11,486
Mixed-use	3,877	2,825
Cost reimbursement	—	8,342
Percentage rent	266	436
Hotel revenue	9,642	9,783
Other	453	369
Total rental income	$76,831	$76,201

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

Lease rental income include $0.2 million and $(0.8) million for the three months ended March 31, 2019 and 2018, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income were $0.9 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental operating	$8,551	$8,660
Hotel operating	5,973	6,032
Repairs and maintenance	3,459	3,001
Marketing	546	412
Rent	841	794
Hawaii excise tax	944	1,033
Management fees	482	488
Total rental expenses	$20,796	$20,420

NOTE 14. OTHER (EXPENSE) INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest and investment income	$7	$140
Income tax (expense) benefit	(236)	65
Other non-operating income	—	4
Total other (expense) income, net	$(229)	$209

NOTE 15. RELATED PARTY TRANSACTIONS

Through July 1, 2018, we maintained a workers' compensation insurance policy with Insurance Company of the West, a California corporation ("ICW"), which is an insurance company majority owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. The workers' compensation policy was renewed with ICW during the second quarter of 2017 and the premium was approximately $0.2 million for the period from July 1, 2017 through July 1, 2018. We did not renew this policy with ICW during the second quarter of 2018 and commencing July 1, 2018, we entered into a workers' compensation policy with an unaffiliated third-party insurer.
During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc., an entity owned and controlled by Mr. Rady, and entered into a new lease agreement for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. Rental revenue recognized on the lease will be included in rental income on the statements of comprehensive income.
On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the three months ended March 31, 2019 and 2018, we incurred approximately $0.2 million and $0.0 million of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

LLC of $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, are included in rental expenses on the statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2019	2018
Total Retail
Property revenue	$29,437	$26,157
Property expense	(7,154)	(6,811)
Segment profit	22,283	19,346
Total Office
Property revenue	27,806	26,770
Property expense	(8,489)	(8,013)
Segment profit	19,317	18,757
Total Multifamily
Property revenue	12,899	12,424
Property expense	(5,073)	(4,997)
Segment profit	7,826	7,427
Total Mixed-Use
Property revenue	15,177	15,381
Property expense	(9,126)	(9,145)
Segment profit	6,051	6,236
Total segments’ profit	$55,477	$51,766

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2019
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2019	2018
Total segments’ profit	$55,477	$51,766
General and administrative	(6,073)	(5,567)
Depreciation and amortization	(20,583)	(33,279)
Interest expense	(13,349)	(13,820)
Other (expense) income, net	(229)	209
Net income (loss)	15,243	(691)
Net (income) loss attributable to restricted shares	(93)	72
Net (income) loss attributable to unitholders in the Operating Partnership	(4,055)	166
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$11,095	$(453)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2019	December 31, 2018
Net Real Estate
Retail	$633,605	$628,734
Office	828,746	822,574
Multifamily	409,006	412,042
Mixed-Use	175,516	176,503
	$2,046,873	$2,039,853
Secured Notes Payable (1)
Retail	$34,812	$35,008
Office	128,044	147,757
Multifamily	—	—
Mixed-Use	—	—
	$162,856	$182,765

(1)	Excludes debt issuance costs of $0.2 million and $0.2 million for each of the periods ending March 31, 2019 and December 31, 2018, respectively.

Capital expenditures for each segment for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Capital Expenditures (1)
Retail	$4,791	$2,229
Office	16,483	7,373
Multifamily	771	1,609
Mixed-Use	392	154
	$22,437	$11,365

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2018.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2019, our portfolio was comprised of twelve retail shopping centers; eight office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of March 31, 2019, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 73.3% of our Operating Partnership as of March 31, 2019. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018. We have not made any material changes to these policies during the periods covered by this report, other than those described in Footnote 1.

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

Below is a summary of our same-store composition for the three months ended March 31, 2019 and 2018.  For the three months ended March 31, 2019, Pacific Ridge Apartments and Gateway Marketplace were reclassified to same-store properties when compared to the designations for the three months ended March 31, 2018 as the entities were acquired on April 28, 2017 and July 6, 2017, respectively, and are comparable for the the three months ended March 31, 2019. For the three months ended March 31, 2019, Waikiki Beach Walk Retail and Embassy Suites™ Hotel was reclassified to non-same-store properties when compared to the designation for the three months ended March 31, 2018 due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable.

In our determination of same-store and redevelopment same-store properties for the three months ended March 31, 2019, Waikele Center has been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income increased approximately 26.9% for the three months ended March 31, 2019 compared to the same period in 2018. Retail redevelopment same-store net operating income increased approximately 15.1% for the three months ended March 31, 2019 compared to the same period in 2018.

	Three Months Ended March 31,
	2019	2018
Same-Store	24	23
Non-Same Store	3	3
Total Properties	27	26

Redevelopment Same-Store	25	24

Total Development Properties	3	4

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

During the three months ended March 31, 2019, we signed 17 retail leases for a total of 159,746 square feet of retail space including 48,376 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 5.7% and 15.2%, respectively. New retail leases for comparable spaces were signed for 2,441 square feet at an average rental rate decrease on a cash and GAAP basis of 5.4% and 15.0%, respectively. Renewals for comparable retail spaces were signed for 45,935 square feet at an average rental rate increase on a cash and GAAP basis of 6.4% and 15.2%, respectively. Tenant improvements and incentives were $120.48 per square foot of retail space for comparable new leases for the three months ended March 31, 2019, mainly due to to tenants at Carmel Mountain Plaza.

During the three months ended March 31, 2019, we signed 12 office leases for a total of 70,228 square feet of office space including 37,541 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 4.2% and 14.6%, respectively. New office leases for comparable spaces were signed for 7,506 square feet at an average rental rate increase on a cash and GAAP basis of 6.6% and 23.2%, respectively. Renewals for comparable office spaces were signed for 30,035 square feet at an average rental rate increase on a cash and GAAP basis of 3.6% and 12.7%, respectively. Tenant improvements and incentives were $75.00 per square foot of office space for comparable new leases for the three months ended March 31, 2019, mainly attributed to tenants at Torrey Reserve Campus.

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

The leases signed in 2019 generally become effective over the following year, though some may not become effective until 2020 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2019, we believe our leasing volume will be in-line with our historical averages and result in overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.7 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

We capitalized external and internal costs related to other property improvements combined of $24.3 million and $8.7 million for the three months ended March 31, 2019 and 2018, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018
The following summarizes our consolidated results of operations for the three months ended March 31, 2019 compared to our consolidated results of operations for the three months ended March 31, 2018. As of March 31, 2019, our operating portfolio was comprised of 27 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2019, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of March 31, 2018, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2018, we owned land at four of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2019	2018
Revenues
Rental income	$76,831	$76,201	$630	1%
Other property income	8,488	4,531	3,957	87
Total property revenues	85,319	80,732	4,587	6
Expenses
Rental expenses	20,796	20,420	376	2
Real estate taxes	9,046	8,546	500	6
Total property expenses	29,842	28,966	876	3
Total property income	55,477	51,766	3,711	7
General and administrative	(6,073)	(5,567)	(506)	9
Depreciation and amortization	(20,583)	(33,279)	12,696	(38)
Interest expense	(13,349)	(13,820)	471	(3)
Other (expense) income, net	(229)	209	(438)	(210)
Net income (loss)	15,243	(691)	15,934	(2,306)
Net (income) loss attributable to restricted shares	(93)	72	(165)	(229)
Net (income) loss attributable to unitholders in the Operating Partnership	(4,055)	166	(4,221)	(2,543)
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$11,095	$(453)	$11,548	(2,549)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $4.6 million, or 6%, to $85.3 million for the three months ended March 31, 2019 compared to $80.7 million for the three months ended March 31, 2018. The percentage leased was as follows for each segment as of March 31, 2019 and 2018:

	Percentage Leased (1)
	March 31,
	2019	2018
Retail	97.1%	96.6%
Office	92.3%	94.6%
Multifamily	93.9%	92.7%
Mixed-Use (2)	98.2%	96.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2019 or March 31, 2018, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $0.6 million, or 1%, to $76.8 million for the three months ended March 31, 2019 compared to $76.2 million for the three months ended March 31, 2018. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2019	2018			2019	2018
Retail	$24,734	$25,808	$(1,074)	(4)%	$21,220	$21,196	$24	—%
Office	26,343	24,979	1,364	5	26,005	24,973	1,032	4
Multifamily	12,044	11,535	509	4	12,044	11,535	509	4
Mixed-Use	13,710	13,879	(169)	(1)	—	—	—	—
	$76,831	$76,201	$630	1%	$59,269	$57,704	$1,565	3%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Waikele Center due to significant redevelopment activity; (ii) Torrey Point, which was placed into operations and became available for occupancy in August 2018 and (iii) land held for development.

Total retail rental revenue decreased $1.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the expiration of the Kmart lease at Waikele Center on June 30, 2018.
Total office rental revenue increased $1.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the higher annualized base rents at City Center Bellevue, Torrey Reserve Campus, and Torrey Point, which was placed into operations in August 2018.
Total multifamily rental revenue increased $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in average occupancy at Pacific Ridge Apartments and Lomas Palisades during the quarter. The increase in rental revenue is also attributed to higher average base rent per unit of $2,057 for the three months ended March 31, 2019 compared to $1,988 for the three months ended March 31, 2018.
Total mixed-use rental revenue decreased $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease in occupancy for the three months ended March 31, 2019 for the hotel portion of our mixed-use property. The decrease in mixed-use revenue is also attributed to a decrease in percentage rent for retail tenants at our mixed-use property.
Other property income. Other property income increased $4.0 million, or 87%, to $8.5 million for the three months ended March 31, 2019 compared to $4.5 million for the three months ended March 31, 2018. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2019	2018			2019	2018
Retail	$4,703	$349	$4,354	1,248%	$4,498	$79	$4,419	5,594%
Office	1,463	1,791	(328)	(18)	1,425	1,753	(328)	(19)
Multifamily	855	889	(34)	(4)	855	889	(34)	(4)
Mixed-Use	1,467	1,502	(35)	(2)	—	—	—	—
	$8,488	$4,531	$3,957	87%	$6,778	$2,721	$4,057	149%
Retail property income increased $4.4 million for the three months ended March 31, 2019 primarily due to the non-cash lease termination fees recognized in connection with the termination of a ground lease, and ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the three months ended March 31, 2019.
Office property income decreased $0.3 million for the three months ended March 31, 2019 primarily due to the lease termination fees in the prior period for tenants at Torrey Reserve Campus, Lloyd District Portfolio and City Center Bellevue received during the three months ended March 31, 2018.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $0.9 million, or 3%, to $29.8 million, for the three months ended March 31, 2019 compared to $29.0 million for the three months ended March 31, 2018.
Rental Expenses. Rental expenses increased $0.4 million, or 2%, to $20.8 million for the three months ended March 31, 2019 compared to $20.4 million for the three months ended March 31, 2018. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2019	2018			2019	2018
Retail	$3,519	$3,450	$69	2%	$2,805	$2,901	$(96)	(3)%
Office	5,469	5,097	372	7	5,200	4,965	235	5
Multifamily	3,492	3,452	40	1	3,492	3,452	40	1
Mixed-Use	8,316	8,421	(105)	(1)	—	—	—	—
	$20,796	$20,420	$376	2%	$11,497	$11,318	$179	2%
Office rental expenses increased $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in commercial rent tax at The Landmark at One Market and One Beach Street. The increase in office rental expense was also attributed to Torrey Point, which was placed into operations in August 2018.
Mixed-use rental expense decreased $0.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to maintenance and repairs during the period.
Real Estate Taxes. Real estate taxes increased $0.5 million, or 6%, to $9.0 million for the three months ended March 31, 2019 compared to $8.5 million for the three months ended March 31, 2018. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2019	2018			2019	2018
Retail	$3,635	$3,361	$274	8%	$2,933	$2,632	$301	11%
Office	3,020	2,916	104	4	2,862	2,859	3	—
Multifamily	1,581	1,545	36	2	1,581	1,545	36	2
Mixed-Use	810	724	86	12	—	—	—	—
	$9,046	$8,546	$500	6%	$7,376	$7,036	$340	5%
Retail real estate taxes increased $0.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in tax assessments at Alamo Quarry Market.
Office real estate taxes increased $0.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in tax assessments for Torrey Point, which was placed into operations in August 2018.

Property Operating Income
Property operating income increased $3.7 million, or 7%, to $55.5 million for the three months ended March 31, 2019, compared to $51.8 million for the three months ended March 31, 2018. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2019	2018			2019	2018
Retail	$22,283	$19,346	$2,937	15%	$19,980	$15,742	$4,238	27%
Office	19,317	18,757	560	3	19,368	18,902	466	2
Multifamily	7,826	7,427	399	5	7,826	7,427	399	5
Mixed-Use	6,051	6,236	(185)	(3)	—	—	—	—
	$55,477	$51,766	$3,711	7%	$47,174	$42,071	$5,103	12%
Total retail property operating income increased $2.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the lease termination fees at Carmel Mountain Plaza offset by the expiration of the Kmart lease at Waikele Center.
Total office property operating income increased $0.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to higher annualized base rents at City Center Bellevue, Torrey Reserve Campus, and Torrey Point.
Total multifamily property operating income increased $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in occupancy at Pacific Ridge Apartments and Lomas Palisades during the period.
Total mixed-use property operating income decreased $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due a decrease in occupancy at the hotel portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased $0.5 million, or 9%, to $6.1 million for the three months ended March 31, 2019, compared to $5.6 million for the three months ended March 31, 2018. This increase was primarily due to an increase in employee-related costs and travel expenses.
Depreciation and Amortization. Depreciation and amortization expense decreased $12.7 million, or 38%, to $20.6 million for the three months ended March 31, 2019, compared to $33.3 million for the three months ended March 31, 2018. This decrease was primarily due to higher depreciation and amortization in the prior period at Waikele Center attributable to the redevelopment of the Kmart space.
Interest Expense. Interest expense decreased $0.5 million, or 3%, to $13.3 million for the three months ended March 31, 2019, compared to $13.8 million for the three months ended March 31, 2018. This decrease was primarily due to the repayment of the mortgage loans at Loma Palisades on March 30, 2018 and One Beach Street on November 30, 2018, offset by the higher average outstanding balance on the line of credit in 2019.
Other (Expense) Income, Net. Other (Expense) income, net decreased $0.4 million, or 210%, to $0.2 million for the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018, primarily due to a decrease in interest and investment income attributed to lower cash balances and an increase in income tax expense related to higher taxable income for our taxable REIT subsidiary during the period.
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

As of March 31, 2019, the company owned an approximate 73.3% partnership interest in the Operating Partnership. The remaining 26.7% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2019, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of March 31, 2019, we had the capacity to issue up to an additional $168.8 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2019, we held $54.5 million in cash and cash equivalents.
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

Our overall capital requirements for the remainder of 2019 and first quarter 2020 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by additional equity including shares issued by American Assets Trust, Inc. under its ATM equity program. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018
Cash, cash equivalents, and restricted cash were $64.3 million and $65.2 million at March 31, 2019 and 2018, respectively.
Net cash provided by operating activities decreased $7.1 million to $36.8 million for the three months ended March 31, 2019 compared to $44.0 million for the three months ended March 31, 2018. The decrease in cash from operations was due to higher non-cash items and changes in operating assets and liabilities.
Net cash used in investing activities increased $11.1 million to $22.4 million for the three months ended March 31, 2019 compared to $11.4 million for the three months ended March 31, 2018. The increase was primarily due to the capital expenditures for tenant improvements at Waikele Center and redevelopment at Lloyd District Portfolio.
Net cash used in financing activities decreased $52.0 million to cash used of $7.4 million for the three months ended March 31, 2019 compared to cash used of $59.3 million for the three months ended March 31, 2018. The decrease in cash provided by financing activities was primarily due to the decrease in the payoff of the mortgages at Lomas Palisades during the first quarter of 2018 compared to the payoff of the mortgage at Torrey Reserve - North Court during the first quarter of 2019.
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
NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (3) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our retail, office, multifamily or mixed-use properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is intended to be captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2019 and 2018 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2019	2018
Net operating income	$55,477	$51,766
General and administrative	(6,073)	(5,567)
Depreciation and amortization	(20,583)	(33,279)
Interest expense	(13,349)	(13,820)
Other (expense) income, net	(229)	209
Net income (loss)	$15,243	$(691)
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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2019 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2019	2018
Funds from Operations (FFO)
Net income (loss)	$15,243	$(691)
Plus: Real estate depreciation and amortization	20,583	33,279
Funds from operations	35,826	32,588
Less: Nonforfeitable dividends on incentive restricted stock awards	(91)	(71)
FFO attributable to common stock and units	$35,735	$32,517
FFO per diluted share/unit	$0.56	$0.51
Weighted average number of common shares and units, diluted (1)	64,185,323	64,134,497

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2019, we had $962.9 million of fixed rate debt outstanding with an estimated fair value of $968.2 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of March 31, 2019 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2019 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $19.6 million. If interest rates at March 31, 2019 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $36.8 million.
Variable Interest Rate Debt
At March 31, 2019, we had $338.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.9 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $0.9 million with a corresponding increase in our net income and cash flows for the year.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2019, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2019, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1(1)
First Amendment to Second Amended and Restated Credit Agreement dated January 9, 2019, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein

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

*    Filed herewith.

(1) Incorporated here by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 3, 2019	Date:	May 3, 2019