Form 10-Q
period 2019-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2019-08-02
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

AMERICAN ASSETS TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 001-35030

AMERICAN ASSETS TRUST, L.P.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 333-202342-01

Maryland	(American Assets Trust, Inc.)	27-3338708	(American Assets Trust, Inc.)
Maryland	(American Assets Trust, L.P.)	27-3338894	(American Assets Trust, L.P.)
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1455 El Camino Real, Suite 200		92130
San Diego	California
(Address of Principal Executive Offices)		(Zip Code)
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

American Assets Trust, Inc. had 59,722,158 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2019, American Assets Trust, Inc. owned an approximate 78.4% partnership interest in the Operating Partnership. The remaining 21.6% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,056,767	$2,549,571
Construction in progress	83,461	71,228
Held for development	547	9,392
	3,140,775	2,630,191
Accumulated depreciation	(621,852)	(590,338)
Net real estate	2,518,923	2,039,853
Cash and cash equivalents	44,778	47,956
Restricted cash	9,702	9,316
Accounts receivable, net	10,104	9,289
Deferred rent receivables, net	42,098	39,815
Other assets, net	93,153	52,021
TOTAL ASSETS	$2,718,758	$2,198,250
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$162,426	$182,572
Unsecured notes payable, net	1,045,949	1,045,863
Unsecured line of credit, net	93,540	62,337
Accounts payable and accrued expenses	54,652	46,616
Security deposits payable	7,907	8,844
Other liabilities and deferred credits, net	62,362	49,547
Total liabilities	1,426,836	1,395,779
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 59,722,748 and 47,335,409 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	597	474
Additional paid-in capital	1,438,768	920,661
Accumulated dividends in excess of net income	(135,497)	(128,778)
Accumulated other comprehensive income	5,876	10,620
Total American Assets Trust, Inc. stockholders’ equity	1,309,744	802,977
Noncontrolling interests	(17,822)	(506)
Total equity	1,291,922	802,471
TOTAL LIABILITIES AND EQUITY	$2,718,758	$2,198,250
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Rental income	$79,656	$76,892	$156,487	$153,093
Other property income	4,457	8,131	12,945	12,662
Total revenue	84,113	85,023	169,432	165,755
EXPENSES:
Rental expenses	21,826	20,882	42,622	41,302
Real estate taxes	9,275	8,628	18,321	17,174
General and administrative	5,943	5,396	12,016	10,963
Depreciation and amortization	22,582	32,868	43,165	66,147
Total operating expenses	59,626	67,774	116,124	135,586
OPERATING INCOME	24,487	17,249	53,308	30,169
Interest expense	(13,129)	(12,688)	(26,478)	(26,508)
Gain on sale of real estate	633	—	633	—
Other (expense) income, net	(50)	(148)	(279)	61
NET INCOME	11,941	4,413	27,184	3,722
Net income attributable to restricted shares	(92)	(216)	(185)	(144)
Net income attributable to unitholders in the Operating Partnership	(2,933)	(1,125)	(6,988)	(959)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$8,916	$3,072	$20,011	$2,619

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.18	$0.07	$0.41	$0.06
Weighted average shares of common stock outstanding - basic	50,135,978	46,939,449	48,578,872	46,937,645

Earnings per common share, diluted	$0.18	$0.07	$0.41	$0.06
Weighted average shares of common stock outstanding - diluted	66,889,784	64,132,520	65,543,409	64,131,665

DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.27	$0.56	$0.54

COMPREHENSIVE INCOME
Net income	$11,941	$4,413	$27,184	$3,722
Other comprehensive (loss) income - unrealized (loss) income on swap derivative during the period	(3,891)	875	(6,023)	3,736
Reclassification of amortization of forward-starting swap included in interest expense	(319)	(319)	(639)	(639)
Comprehensive income	7,731	4,969	20,522	6,819
Comprehensive income attributable to non-controlling interest	(1,820)	(1,271)	(5,218)	(1,773)
Comprehensive income attributable to American Assets Trust, Inc.	$5,911	$3,698	$15,304	$5,046

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2018	47,335,409	$474	$920,661	$(128,778)	$10,620	$(506)	$802,471
Net income	—	—	—	11,188	—	4,055	15,243
Common shares issued	162,531	1	7,033	—	—	—	7,034
Forfeiture of restricted stock	(11,046)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(13,251)	—	(4,810)	(18,061)
Stock-based compensation	—	—	1,098	—	—	—	1,098
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(1,561)	(571)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2019	47,486,894	$475	$928,792	$(130,841)	$8,825	$(1,918)	$805,333
Net income	—	—	—	9,008	—	2,933	11,941
Common shares issued	11,444,382	114	495,866	—	—	—	495,980
Issuance of restricted stock	4,412	—	—	—	—	—	—
Conversion of operating partnership units	787,060	8	12,979	—	148	(13,135)	—
Dividends declared and paid	—	—	—	(13,664)	—	(4,589)	(18,253)
Stock-based compensation	—	—	1,131	—	—	—	1,131
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(2,857)	(1,034)	(3,891)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(240)	(79)	(319)
Balance at June 30, 2019	59,722,748	$597	$1,438,768	$(135,497)	$5,876	$(17,822)	$1,291,922

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2017	47,204,588	$473	$919,066	$(97,280)	$11,451	$10,434	$844,144
Net loss	—	—	—	(525)	—	(166)	(691)
Forfeiture of restricted stock	(1,104)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,745)	—	(4,643)	(17,388)
Stock-based compensation	—	—	727	—	—	—	727
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,107	754	2,861
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2018	47,203,484	$473	$919,793	$(110,550)	$13,324	$6,293	$829,333
Net income	—	—	—	3,288	$—	1,125	4,413
Issuance of restricted stock	5,320	—	—	—	—	—	—
Forfeiture of restricted stock	(2,208)	—	—	—	—	—	—
Conversion of operating partnership units	17,372	—	(916)	—	—	916	—
Dividends declared and paid	—	—	—	(12,746)	—	(4,642)	(17,388)
Stock-based compensation	—	—	727	—	—	—	727
Shares withheld for employee taxes	(159)	—	(6)	—	—	—	(6)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	643	232	875
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(233)	(86)	(319)
Balance at June 30, 2018	47,223,809	$473	$919,598	$(120,008)	$13,734	$3,838	$817,635

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$27,184	$3,722
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	2,562	2,096
Depreciation and amortization	43,165	66,147
Amortization of debt issuance costs and debt fair value adjustments	724	806
Gain on sale of real estate	(633)	—
Stock-based compensation expense	2,229	1,454
Lease termination income	(4,518)	—
Other noncash interest expense	(639)	(639)
Other, net	(380)	1,495
Changes in operating assets and liabilities
Change in accounts receivable	(177)	2,220
Change in other assets	1,305	755
Change in accounts payable and accrued expenses	3,453	1,749
Change in security deposits payable	(1,380)	2,142
Change in other liabilities and deferred credits	(2,726)	370
Net cash provided by operating activities	70,169	82,317
INVESTING ACTIVITIES
Acquisition of real estate	(507,780)	—
Capital expenditures	(47,838)	(20,353)
Proceeds from sale of real estate, net of selling costs	8,191	—
Leasing commissions	(2,623)	(3,057)
Net cash used in investing activities	(550,050)	(23,410)
FINANCING ACTIVITIES
Repayment of secured notes payable	(20,187)	(74,476)
Proceeds from unsecured line of credit	59,000	35,000
Repayment of unsecured line of credit	(28,000)	(13,000)
Debt issuance costs	(424)	(2,656)
Proceeds from issuance of common stock, net	503,014	(236)
Dividends paid to common stock and unitholders	(36,314)	(34,776)
Shares withheld for employee taxes	—	(6)
Net cash provided by (used in) financing activities	477,089	(90,150)
Net increase (decrease) in cash and cash equivalents	(2,792)	(31,243)
Cash, cash equivalents and restricted cash, beginning of period	57,272	91,954
Cash, cash equivalents and restricted cash, end of period	$54,480	$60,711

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$44,778	$51,326
Restricted cash	9,702	9,385
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$54,480	$60,711
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,056,767	$2,549,571
Construction in progress	83,461	71,228
Held for development	547	9,392
	3,140,775	2,630,191
Accumulated depreciation	(621,852)	(590,338)
Net real estate	2,518,923	2,039,853
Cash and cash equivalents	44,778	47,956
Restricted cash	9,702	9,316
Accounts receivable, net	10,104	9,289
Deferred rent receivables, net	42,098	39,815
Other assets, net	93,153	52,021
TOTAL ASSETS	$2,718,758	$2,198,250
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$162,426	$182,572
Unsecured notes payable, net	1,045,949	1,045,863
Unsecured line of credit, net	93,540	62,337
Accounts payable and accrued expenses	54,652	46,616
Security deposits payable	7,907	8,844
Other liabilities and deferred credits	62,362	49,547
Total liabilities	1,426,836	1,395,779
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,390,548 and 17,177,608 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	(19,875)	(4,477)
General partner's capital, 59,722,748 and 47,335,409 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,303,868	792,357
Accumulated other comprehensive income	7,929	14,591
Total capital	1,291,922	802,471
TOTAL LIABILITIES AND CAPITAL	$2,718,758	$2,198,250

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Rental income	$79,656	$76,892	$156,487	$153,093
Other property income	4,457	8,131	12,945	12,662
Total revenue	84,113	85,023	169,432	165,755
EXPENSES:
Rental expenses	21,826	20,882	42,622	41,302
Real estate taxes	9,275	8,628	18,321	17,174
General and administrative	5,943	5,396	12,016	10,963
Depreciation and amortization	22,582	32,868	43,165	66,147
Total operating expenses	59,626	67,774	116,124	135,586
OPERATING INCOME	24,487	17,249	53,308	30,169
Interest expense	(13,129)	(12,688)	(26,478)	(26,508)
Gain on sale of real estate	633	—	633	—
Other (expense) income, net	(50)	(148)	(279)	61
NET INCOME	11,941	4,413	27,184	3,722
Net income attributable to restricted shares	(92)	(216)	(185)	(144)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$11,849	$4,197	$26,999	$3,578

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.18	$0.07	$0.41	$0.06
Weighted average units outstanding - basic	66,889,784	64,132,520	65,543,409	64,131,665

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.18	$0.07	$0.41	$0.06
Weighted average units outstanding - diluted	66,889,784	64,132,520	65,543,409	64,131,665

DISTRIBUTIONS PER UNIT	$0.28	$0.27	$0.56	$0.54

COMPREHENSIVE INCOME
Net income	$11,941	$4,413	$27,184	$3,722
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	(3,891)	875	(6,023)	3,736
Reclassification of amortization of forward-starting swap included in interest expense	(319)	(319)	(639)	(639)
Comprehensive income	7,731	4,969	20,522	6,819
Comprehensive income attributable to Limited Partners	(1,820)	(1,271)	(5,218)	(1,773)
Comprehensive income attributable to General Partner	$5,911	$3,698	$15,304	$5,046

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2018	17,177,608	$(4,477)	47,335,409	$792,357	$14,591	$802,471
Net income	—	4,055	—	11,188	—	15,243
Contributions from American Assets Trust, Inc.	—	—	162,531	7,034	—	7,034
Forfeiture of restricted units	—	—	(11,046)	—	—	—
Distributions	—	(4,810)	—	(13,251)	—	(18,061)
Stock-based compensation	—	—	—	1,098	—	1,098
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(2,132)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2019	17,177,608	$(5,232)	47,486,894	$798,426	$12,139	$805,333
Net income	—	2,933	—	9,008	—	11,941
Contributions from American Assets Trust, Inc.	—	—	11,444,382	495,980	—	495,980
Issuance of restricted units	—	—	4,412	—	—	—
Conversion of operating partnership units	(787,060)	(12,987)	787,060	12,987	—	—
Distributions	—	(4,589)	—	(13,664)	—	(18,253)
Stock-based compensation	—	—	—	1,131	—	1,131
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(3,891)	(3,891)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(319)	(319)
Balance at June 30, 2019	16,390,548	$(19,875)	59,722,748	$1,303,868	$7,929	$1,291,922

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2017	17,194,980	$6,135	47,204,588	$822,259	$15,750	$844,144
Net loss	—	(166)	—	(525)	—	(691)
Forfeiture of restricted units	—	—	(1,104)	—	—	—
Distributions	—	(4,643)	—	(12,745)	—	(17,388)
Stock-based compensation	—	—	—	727	—	727
Other comprehensive income - change in value of interest rate swap	—	—	—	—	2,861	2,861
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2018	17,194,980	$1,326	47,203,484	$809,716	$18,291	$829,333
Net income	—	1,125	—	3,288	—	4,413
Issuance of restricted units	—	—	5,320	—	—	—
Forfeiture of restricted units	—	—	(2,208)	—	—	—
Conversion of operating partnership units	(17,372)	916	17,372	(916)	—	—
Distributions	—	(4,642)	—	(12,746)	—	(17,388)
Stock-based compensation	—	—	—	727	—	727
Units withheld for employee taxes	—	—	(159)	(6)	—	(6)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	875	875
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(319)	(319)
Balance at June 30, 2018	17,177,608	$(1,275)	47,223,809	$800,063	$18,847	$817,635

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$27,184	$3,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	2,562	2,096
Depreciation and amortization	43,165	66,147
Amortization of debt issuance costs and debt fair value adjustments	724	806
Gain on sale of real estate	(633)	—
Stock-based compensation expense	2,229	1,454
Lease termination income	(4,518)	—
Other noncash interest expense	(639)	(639)
Other, net	(380)	1,495
Changes in operating assets and liabilities
Change in accounts receivable	(177)	2,220
Change in other assets	1,305	755
Change in accounts payable and accrued expenses	3,453	1,749
Change in security deposits payable	(1,380)	2,142
Change in other liabilities and deferred credits	(2,726)	370
Net cash provided by operating activities	70,169	82,317
INVESTING ACTIVITIES
Acquisition of real estate	(507,780)	—
Capital expenditures	(47,838)	(20,353)
Proceeds from sale of real estate, net of selling costs	8,191	—
Leasing commissions	(2,623)	(3,057)
Net cash used in investing activities	(550,050)	(23,410)
FINANCING ACTIVITIES
Repayment of secured notes payable	(20,187)	(74,476)
Proceeds from unsecured line of credit	59,000	35,000
Repayment of unsecured line of credit	(28,000)	(13,000)
Debt issuance costs	(424)	(2,656)
Contributions from American Assets Trust, Inc.	503,014	(236)
Distributions	(36,314)	(34,776)
Shares withheld for employee taxes	—	(6)
Net cash provided by (used in) financing activities	477,089	(90,150)
Net increase (decrease) in cash and cash equivalents	(2,792)	(31,243)
Cash, cash equivalents and restricted cash, beginning of period	57,272	91,954
Cash, cash equivalents and restricted cash, end of period	$54,480	$60,711

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$44,778	$51,326
Restricted cash	9,702	9,385
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$54,480	$60,711
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2019
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
We are a full service, vertically integrated, and self-administered REIT with approximately 197 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2019, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2019, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
La Jolla Commons	One Beach Street
Torrey Reserve Campus	First & Main
Torrey Point	Lloyd District Portfolio
Solana Crossing (formerly Solana Beach Corporate Centre)	City Center Bellevue
The Landmark at One Market

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
Imperial Beach Gardens
Mariner's Point
Santa Fe Park RV Resort
Pacific Ridge Apartments

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and/or Construction in Progress
La Jolla Commons – Land
Solana Crossing – Land
Lloyd District Portfolio – Construction in Progress

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information
Total interest costs incurred	$26,808	$27,419
Interest capitalized	$330	$911
Interest expense	$26,478	$26,508
Cash paid for interest, net of amounts capitalized	$26,574	$26,926
Cash paid for income taxes	$601	$337
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$12,245	$8,156
Accrued leasing commissions	$7,963	$2,735
Reduction to capital for prepaid offering costs	$—	$236

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Except for the adoption of the accounting standards during the first quarter of 2019 as discussed below, there have been no changes to our significant accounting policies during the six months ended June 30, 2019.
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
June 30, 2019
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

We adopted the provisions of ASU No. 2016-02 effective January 1, 2019 using the modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component would be classified as an operating lease. The Company elected the practical expedient, which allows the Company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. Due to our election of the practical expedient approach, for the three and six months ended June 30, 2019 approximately $8.6 million and $16.4 million of non-lease components are combined with lease rental income. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with previous GAAP (Topic 840). The Company elected this practical expedient as well. Further, bad debt expense, which has previously been recorded in rental expenses, has now been classified as a contra-revenue account in rental income in the Company’s consolidated statements of comprehensive income.

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

NOTE 2. REAL ESTATE
Dispositions
On May 22, 2019, we sold Solana Beach – Highway 101. The property is located in Solana Beach, California and was previously included in our retail segment. The sales price of this property was approximately $9.4 million, less costs to sell, resulted in net proceeds to us of approximately $9.4 million. Accordingly, we recorded a gain on sale of approximately $0.6 million for the three and six months ended June 30, 2019.
Property Asset Acquisitions
On June 20, 2019, we acquired La Jolla Commons, consisting of two office towers totaling approximately 724,000 square feet, an entitled development parcel and two parking structures, located in San Diego, California. The purchase price was approximately $525 million, less seller credits of (i) approximately $11.5 million for speculative lease-up, (ii) approximately $4.2 million for assumed contractual liabilities (iii) and approximately $1.7 million for closing prorations, excluding closing costs of approximately $0.2 million. The property was acquired with proceeds from an underwritten public offering and borrowings under the Company's Second Amended and Restated Credit Facility (defined herein).
The financial information set forth below summarizes the Company’s purchase price allocation for La Jolla Commons during the six months ended June 30, 2019 (in thousands):

La Jolla Commons
Land	$82,759
Building	361,471
Land improvements	1,359
Furniture, fixtures, and equipment	30,822
Total real estate	476,411
Lease intangibles	40,082
Prepaid expenses and other assets	13
Assets acquired	$516,506
Accounts payable and accrued expenses	$3,578
Security deposits payable	443
Other liabilities and deferred credits	3,817
Liabilities assumed	$7,838

The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of income. The remaining weighted average amortization period as of June 30, 2019, is 8.7 years.
Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the six months ended June 30, 2019 and 2018, adjusted to give effect to the acquisition of La Jolla Commons, described above, as if such transaction had been completed on January 1, 2018. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2018, nor does it purport to represent the results of future operations (in thousands):

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	As Reported	ProForma	As Reported	ProForma
Total revenue	$169,432	$185,876	$165,755	$184,359
Total operating expenses	$116,124	$128,236	$135,586	$150,861
Operating income	$53,308	$57,640	$30,169	$33,498
Net income	$27,184	$30,888	$3,722	$6,524

The following table summarizes the operating results for La Jolla Commons included in the Company’s historical consolidated statement of operations and in the Office segment for the period of acquisition through June 30, 2019 (in thousands):

June 20, 2019 through June 30, 2019
Revenues	$1,168
Operating expenses	$1,996
Operating income	$(828)
Net income attributable to American Assets Trust, Inc.	$(828)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
In-place leases	$69,232	$40,884
Accumulated amortization	(34,575)	(34,603)
Above market leases	9,680	11,963
Accumulated amortization	(9,431)	(11,445)
Acquired lease intangible assets, net	$34,906	$6,799
Below market leases	$65,198	$63,172
Accumulated accretion	(37,614)	(37,220)
Acquired lease intangible liabilities, net	$27,584	$25,952

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
June 30, 2019
(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,494	$—	$1,494	$—	$1,424	$—	$1,424
Interest rate swap asset	$—	$961	$—	$961	$—	$6,002	$—	$6,002
Interest rate swap liability	$—	$1,783	$—	$1,783	$—	$801	$—	$801

 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.3% to 4.2%.
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

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$162,426	$167,201	$182,572	$183,253
Unsecured term loans, net	$248,617	$250,000	$248,765	$250,000
Unsecured senior guaranteed notes, net	$797,331	$818,958	$797,098	$790,267
Unsecured line of credit, net	$93,540	$95,000	$62,337	$64,000

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

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

On June 20, 2019, we entered into a treasury lock contract (the "June 2019 Treasury Lock") with Wells Fargo Bank, N.A., to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective eleven-year private placement. The treasury lock contract has a notional amount of $100 million, termination date of July 31, 2019, a fixed pay rate of 1.9925%, and a receive rate equal to the ten years treasury rate on the settlement date.

On July 17, 2019, we settled the June 2019 Treasury Lock, resulting in a gain of approximately $0.5 million, this gain will be included in accumulated other comprehensive income and will be amortized to interest expense over ten years. The treasury lock contract has been deemed to be a highly effective cash flow hedge and we elected to designate the treasury lock contract as an accounting hedge.
The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2019 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(1,783)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$606
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$325
Wells Fargo Bank, N.A.	$100,000	6/20/2019	7/31/2019	$30

The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate that $1.3 million will be reclassified as a decrease to interest expense.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasing commissions, net of accumulated amortization of $29,584 and $28,597, respectively	$42,008	$28,796
Interest rate swap asset	961	6,002
Acquired above market leases, net	249	518
Acquired in-place leases, net	34,657	6,281
Lease incentives, net of accumulated amortization of $431 and $299, respectively	598	747
Other intangible assets, net of accumulated amortization of $1,061 and $981, respectively	3,014	2,994
Right-of-use lease asset	6,278	—
Prepaid expenses and other	5,388	6,683
Total other assets	$93,153	$52,021

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Acquired below market leases, net	$27,584	$25,952
Prepaid rent and deferred revenue	10,650	11,634
Interest rate swap liability	1,783	801
Deferred rent expense and lease intangible	37	2,210
Deferred compensation	1,494	1,424
Deferred tax liability	95	93
Straight-line rent liability	13,725	7,393
Lease liability	6,942	—
Other liabilities	52	40
Total other liabilities and deferred credits, net	$62,362	$49,547

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of June 30, 2019 and December 31, 2018 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2019	December 31, 2018	as of June 30, 2019
Torrey Reserve—North Court (1)(2)	—	19,620	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (2)	6,567	6,635	6.36%	June 1, 2020
Solana Crossing I-II (2)	10,387	10,502	5.91%	June 1, 2020
Solana Beach Towne Centre (2)	34,625	35,008	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	162,579	182,765
Debt issuance costs, net of accumulated amortization of $420 and $671, respectively	(153)	(193)
Total Secured Notes Payable Outstanding	$162,426	$182,572

(1)	Loan repaid in full, without premium or penalty, on March 1, 2019.

(2)	Principal payments based on a 30-year amortization schedule.

(3)	Interest only.
Certain loans require us to comply with various financial covenants. As of June 30, 2019, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2019 and December 31, 2018 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2019	December 31, 2018	as of June 30, 2019
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2021
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
	1,050,000	1,050,000
Debt issuance costs, net of accumulated amortization of $7,324 and $6,844, respectively	(4,051)	(4,137)
Total Unsecured Notes Payable	$1,045,949	$1,045,863

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

Certain loans require us to comply with various financial covenants. As of June 30, 2019, the Operating Partnership was in compliance with these financial covenants.

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
June 30, 2019
(Unaudited)

borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $350 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At June 30, 2019, there was $95 million outstanding under the Revolver Loan with approximately $1.5 million of debt issuance costs, net.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the six months ended June 30, 2019, the weighted average interest rate on the Revolver Loan was 3.59%.
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
As of June 30, 2019, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,390,548 common units (the “noncontrolling common units”), and represented approximately 21.6% of the ownership interests in our Operating Partnership at June 30, 2019. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three and six months ended June 30, 2019, 787,060 common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended June 30, 2019 and 2018 does not include the weighted average of 330,847 and 266,260 unvested Operating Partnership units, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the six months ended June 30, 2019 and 2018 does not include the weighted average of 332,054 and 267,367 unvested Operating Partnership units, respectively.
NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three and six months ended June 30, 2019, the following shares of common stock were sold through the ATM equity programs (in thousands, except per share data and share amounts):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Number of shares of common stock issued through ATM programs	519,382	681,913
Weighted average price per share	$45.57	$45.56

Proceeds, gross	$23,671	$31,071
Sales agent compensation	(237)	(311)
Offering costs	(79)	(372)
Proceeds, net	$23,355	$30,388

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2019, we had the capacity to issue up to an additional $145.1 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

In June 2019, we issued and sold 10,925,000 shares of common stock in an underwritten public offering. The shares of common stock that we issued and sold included the full exercise of the underwriters' option to purchase 1,425,000 additional shares. We received net proceeds of approximately $472.6 million, after deducting underwriting discounts, commissions and offering expenses.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2019:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2019	$0.28	January 1, 2019 to March 31, 2019	March 28, 2019
Second Quarter 2019	$0.28	April 1, 2019 to June 30, 2019	June 27, 2019

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
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2019:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	342,093	$28.33
Granted	4,412	45.35
Vested	(5,320)	37.58
Forfeited	(11,046)	$28.41
Nonvested at June 30, 2019	330,139	$28.40

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.1 million and $0.7 million in noncash compensation expense for the three-month periods ended June 30, 2019 and 2018, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $2.2 million and $1.5 million in noncash compensation expense for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense was $4.4 million at June 30, 2019.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

are considered participating securities, were 330,847 and 266,260 for the three months ended June 30, 2019 and 2018, respectively and 332,054 and 267,367 for the six months ended June 30, 2019 and 2018, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended June 30, 2019, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. For the three months ended June 30, 2018, shares associated with convertible securities were not included because the inclusion would be anti-dilutive. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NUMERATOR
Net income	$11,941	$4,413	$27,184	$3,722
Less: Net income attributable to restricted shares	(92)	(216)	(185)	(144)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,933)	(1,125)	(6,988)	(959)
Net income attributable to common stockholders—basic	$8,916	$3,072	$20,011	$2,619
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$8,916	$3,072	$20,011	$2,619
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,933	1,125	6,988	959
Net income attributable to common stockholders—diluted	$11,849	$4,197	$26,999	$3,578
DENOMINATOR
Weighted average common shares outstanding—basic	50,135,978	46,939,449	48,578,872	46,937,645
Effect of dilutive securities—conversion of Operating Partnership units	16,753,806	17,193,071	16,964,537	17,194,020
Weighted average common shares outstanding—diluted	66,889,784	64,132,520	65,543,409	64,131,665

Earnings per common share, basic	$0.18	$0.07	$0.41	$0.06
Earnings per common share, diluted	$0.18	$0.07	$0.41	$0.06

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

A deferred tax liability is included in our consolidated balance sheets of $0.1 million as of June 30, 2019 and December 31, 2018, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2019, we recorded income tax expense of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2018, we recorded income tax expense of $0.2 million and $0.1 million, respectively.
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
Commitments
See Footnote 13 for description of our leases, as a lessee.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.6 million based on operating performance through June 30, 2019.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fourteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 32.6% of total revenues for the six months ended June 30, 2019. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 34.2% of total revenues for the six months ended June 30, 2019. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2019 and 2018, no tenant accounted for more than 10% of our total rental revenue.
NOTE 13. LEASES
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
June 30, 2019
(Unaudited)

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

As of June 30, 2019, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2019 (six months ending December 31, 2019)	$110,091
2020	209,142
2021	198,553
2022	180,346
2023	159,058
Thereafter	611,674
Total	$1,468,864

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

Current annual payments under the operating leases are as follows, as of June 30, 2019 (in thousands):

Year Ending December 31,
2019 (six months ending December 31, 2019)	$1,692
2020	3,422
2021	2,153
2022	—
2023	—
Thereafter	—
Total lease payments	$7,267
Imputed interest	$(325)
Present value of lease liability	$6,942

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$833	$1,667
Variable lease cost	—	—
Sublease income	(633)	(1,258)
Total lease cost	$200	$409

Weighted-average remaining lease term - operating leases (in years)		2.1
Weighted-average discount rate - operating leases		4.13%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

Six Months Ended June 30,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,655
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$7,661

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease rental income
Retail	$25,021	$19,548	$49,470	$39,202
Office	28,564	24,140	54,712	47,446
Multifamily	11,975	11,721	23,971	23,207
Mixed-use	3,886	2,740	7,763	5,565
Cost reimbursement	—	8,491	—	16,833
Percentage rent	289	355	555	791
Hotel revenue	9,466	9,530	19,108	19,313
Other	455	367	908	736
Total rental income	$79,656	$76,892	$156,487	$153,093

Lease rental income include $(4.5) million and $(2.8) million for the three months ended June 30, 2019 and 2018, respectively, and $(4.3) million and $(3.5) million for the six months ended June 30, 2019 and 2018, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income were $0.8 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental operating	$9,008	$8,742	$17,559	$17,402
Hotel operating	6,036	5,995	12,009	12,027
Repairs and maintenance	3,971	3,389	7,430	6,390
Marketing	568	503	1,114	915
Rent	849	806	1,690	1,600
Hawaii excise tax	914	969	1,858	2,002
Management fees	480	478	962	966
Total rental expenses	$21,826	$20,882	$42,622	$41,302

NOTE 15. OTHER (EXPENSE) INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and investment income	$156	$23	$163	$163
Income tax expense	(206)	(171)	(442)	(106)
Other non-operating income	—	—	—	4
Total other (expense) income, net	$(50)	$(148)	$(279)	$61

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS

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
During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc., an entity owned and controlled by Mr. Rady, and entered into a new lease agreement for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. Rental revenue recognized on the leases of $0.1 million for the six months ended June 30, 2019, is included in rental income on the statements of comprehensive income.
On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the six months ended June 30, 2019 and 2018, we incurred approximately $0.2 million and $0.0 million of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively, are included in rental expenses on the statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Retail
Property revenue	$25,871	$26,415	$55,308	$52,572
Property expense	(7,731)	(7,138)	(14,885)	(13,949)
Segment profit	18,140	19,277	40,423	38,623
Total Office
Property revenue	30,200	31,052	58,006	57,822
Property expense	(9,269)	(8,342)	(17,758)	(16,355)
Segment profit	20,931	22,710	40,248	41,467
Total Multifamily
Property revenue	12,897	12,622	25,796	25,046
Property expense	(4,883)	(5,020)	(9,956)	(10,017)
Segment profit	8,014	7,602	15,840	15,029
Total Mixed-Use
Property revenue	15,145	14,934	30,322	30,315
Property expense	(9,218)	(9,010)	(18,344)	(18,155)
Segment profit	5,927	5,924	11,978	12,160
Total segments’ profit	$53,012	$55,513	$108,489	$107,279

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segments’ profit	$53,012	$55,513	$108,489	$107,279
General and administrative	(5,943)	(5,396)	(12,016)	(10,963)
Depreciation and amortization	(22,582)	(32,868)	(43,165)	(66,147)
Interest expense	(13,129)	(12,688)	(26,478)	(26,508)
Gain on sale of real estate	633	—	633	—
Other (expense) income, net	(50)	(148)	(279)	61
Net income	11,941	4,413	27,184	3,722
Net income attributable to restricted shares	(92)	(216)	(185)	(144)
Net income attributable to unitholders in the Operating Partnership	(2,933)	(1,125)	(6,988)	(959)
Net income attributable to American Assets Trust, Inc. stockholders	$8,916	$3,072	$20,011	$2,619

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2019	December 31, 2018
Net Real Estate
Retail	$627,988	$628,734
Office	1,307,106	822,574
Multifamily	406,378	412,042
Mixed-Use	177,451	176,503
	$2,518,923	$2,039,853
Secured Notes Payable (1)
Retail	$34,625	$35,008
Office	127,954	147,757
Multifamily	—	—
Mixed-Use	—	—
	$162,579	$182,765

(1)	Excludes debt issuance costs of $0.2 million and $0.2 million for each of the periods ending June 30, 2019 and December 31, 2018, respectively.

Capital expenditures for each segment for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capital Expenditures (1)
Retail	$6,650	$3,228	$11,441	$5,457
Office	17,418	7,513	33,901	14,886
Multifamily	685	875	1,456	2,484
Mixed-Use	3,271	429	3,663	583
	$28,024	$12,045	$50,461	$23,410

(1)	Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2019
(Unaudited)

NOTE 18. SUBSEQUENT EVENT
On July 30, 2019, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $150 million of 3.91% Senior Guaranteed Notes, Series G, due July 30, 2030 (the "Series G Notes"). The Series G Notes were issued on July 30, 2019 and will pay interest semi-annually on the 30th of January and July until their respective maturities.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of June 30, 2019, our portfolio was comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2019, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.4% of our Operating Partnership as of June 30, 2019. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions
On June 20, 2019, we acquired La Jolla Commons, consisting of two office towers totaling approximately 724,000 square feet, an entitled development parcel and two parking structures, located in San Diego, California. The purchase price was approximately $525 million, less seller credits of (i) approximately $11.5 million for speculative lease-up, (ii) approximately $4.2 million for assumed contractual liabilities (iii) and approximately $1.7 million for closing prorations, excluding closing costs of approximately $0.2 million.
The property was acquired with proceeds from an underwritten public offering and borrowings under the Company's Second Amended and Restated Credit Facility.
Dispositions
On May 22, 2019, we sold Solana Beach - Highway 101. The property is located in San Diego, California and was previously included in our retail segment. The sales price of this property of approximately $9.4 million, less costs to sell, resulted in net proceeds to the Company of approximately $9.4 million. Accordingly, we recorded a gain on sale of approximately $0.6 million for the three and six months ended June 30, 2019.
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

Below is a summary of our same-store composition for the three and six months ended June 30, 2019 and 2018.  For the three months ended June 30, 2019, Pacific Ridge Apartments and Gateway Marketplace were reclassified to same-store properties when compared to the designations for the three months ended March 31, 2018 as the entities were acquired on April 28, 2017 and July 6, 2017, respectively, and are comparable for the three months ended March 31, 2019. For the three months ended June 30, 2019, Waikiki Beach Walk Retail and Embassy Suites™ Hotel was reclassified to non-same-store properties when compared to the designation for the three months ended March 31, 2018 due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

For the six months ended June 30, 2019, Pacific Ridge Apartments and Gateway Marketplace were reclassified to same-store properties when compared to the designations for the six months ended June 30, 2018 as the entities were acquired on April 28, 2017 and July 6, 2017, respectively, and are comparable for the six months ended June 30, 2019. For the six months ended June 30, 2019, Waikiki Beach Walk Retail and Embassy Suites™ Hotel was reclassified to non-same-store properties when compared to the designation for the six months ended June 30, 2018 due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

In our determination of same-store and redevelopment same-store properties for the six months ended June 30, 2019, Waikele Center has been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income increased approximately 13.3% for the six months ended June 30, 2019 compared to the same period in 2018. Retail redevelopment same-store net operating income increased approximately 3.9% for the six months ended June 30, 2019 compared to the same period in 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Same-Store	24	23	24	23
Non-Same Store	4	3	4	3
Total Properties	28	26	28	26

Redevelopment Same-Store	25	24	25	24

Total Development Properties	3	4	3	4

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

We intend to opportunistically pursue the development of future phases of Lloyd District Portfolio and La Jolla Commons based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

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

During the three months ended June 30, 2019, we signed 13 retail leases for a total of 46,609 square feet of retail space including 37,843 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 3.1% and 12.5%, respectively. New retail leases for comparable spaces were signed for 16,900 square feet at an average rental rate decrease on a cash and GAAP basis of 6.2% and 2.9%, respectively. Renewals for comparable retail spaces were signed for 20,943 square feet at an average rental rate increase on a cash and GAAP basis of 5.8% and 17.3%, respectively. Tenant improvements and incentives were $13.18 per square foot of retail space for comparable new leases for the three months ended June 30, 2019, mainly due to tenants at South Bay Marketplace.

During the three months ended June 30, 2019, we signed 23 office leases for a total of 197,661 square feet of office space including 86,779 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 17.5% and 26.7%, respectively. New office leases for comparable spaces were signed for 45,570 square feet at an average rental rate increase on a cash and GAAP basis of 22.8% and 30.9%, respectively. Renewals for comparable office spaces were signed for

41,209 square feet at an average rental rate increase on a cash and GAAP basis of 11.6% and 21.7%, respectively. Tenant improvements and incentives were $74.15 per square foot of office space for comparable new leases for the three months ended June 30, 2019, mainly attributed to tenants at La Jolla Commons.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $0.9 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $2.6 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.

We capitalized external and internal costs related to other property improvements combined of $23.8 million and $8.0 million for the three months ended June 30, 2019 and 2018, respectively. We capitalized external and internal costs related to other property improvements combined of $48.1 million and $16.8 million for the six months ended June 30, 2019 and 2018, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.1 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. We capitalized interest costs related to development activities of $0.3 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018
The following summarizes our consolidated results of operations for the three months ended June 30, 2019 compared to our consolidated results of operations for the three months ended June 30, 2018. As of June 30, 2019, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2019, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of June 30, 2018, our operating portfolio was comprised of 26 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.9 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2018, we owned land at four of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2019	2018
Revenues
Rental income	$79,656	$76,892	$2,764	4%
Other property income	4,457	8,131	(3,674)	(45)
Total property revenues	84,113	85,023	(910)	(1)
Expenses
Rental expenses	21,826	20,882	944	5
Real estate taxes	9,275	8,628	647	7
Total property expenses	31,101	29,510	1,591	5
Total property income	53,012	55,513	(2,501)	(5)
General and administrative	(5,943)	(5,396)	(547)	10
Depreciation and amortization	(22,582)	(32,868)	10,286	(31)
Interest expense	(13,129)	(12,688)	(441)	3
Gain on sale of real estate	633	—	633	100
Other (expense) income, net	(50)	(148)	98	(66)
Net income	11,941	4,413	7,528	171
Net income attributable to restricted shares	(92)	(216)	124	(57)
Net income attributable to unitholders in the Operating Partnership	(2,933)	(1,125)	(1,808)	161
Net income attributable to American Assets Trust, Inc. stockholders	$8,916	$3,072	$5,844	190%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $0.9 million, or 1%, to $84.1 million for the three months ended June 30, 2019 compared to $85.0 million for the three months ended June 30, 2018. The percentage leased was as follows for each segment as of June 30, 2019 and 2018:

	Percentage Leased (1)
	June 30,
	2019	2018
Retail	97.5%	96.7%
Office	93.7%	93.8%
Multifamily	92.6%	93.9%
Mixed-Use (2)	98.2%	95.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2019 or June 30, 2018, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the decrease in lease termination fees and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $2.8 million, or 4%, to $79.7 million for the three months ended June 30, 2019 compared to $76.9 million for the three months ended June 30, 2018. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$25,346	$25,830	$(484)	(2)%	$21,708	$21,257	$451	2%
Office	28,757	25,890	2,867	11	27,251	25,885	1,366	5
Multifamily	12,024	11,767	257	2	12,024	11,767	257	2
Mixed-Use	13,529	13,405	124	1	—	—	—	—
	$79,656	$76,892	$2,764	4%	$60,983	$58,909	$2,074	4%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Waikele Center due to significant redevelopment activity; (ii) Torrey Point, which was placed into operations and became available for occupancy in August 2018; (iii) La Jolla Commons as it was acquired on June 20, 2019; (iv) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (v) land held for development.

Total retail rental revenue decreased $0.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the expiration of the Kmart lease at Waikele Center on June 30, 2018. Same-store retail rental revenue increased $0.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to higher straight-line rent revenue at Carmel Mountain Plaza and additional cost reimbursements at Gateway Marketplace and Del Monte Center.
Total office rental revenue increased $2.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had rental revenue of approximately $1.1 million during the period. The increase in total office rental revenue is also attributed to Torrey Point, which was placed into operations during the third quarter of 2018, and had rental revenue of approximately $0.4 million during the period. Same-store office rental revenue increased $1.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to higher annualized base rents at City Center Bellevue, Torrey Reserve Campus, and Solana Crossing.
Total multifamily rental revenue increased $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in average base rent per unit to $2,092 for the three months ended June 30, 2019 compared to $2,037 for the three months ended June 30, 2018.
Total mixed-use rental revenue increased $0.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to higher annualized base rents for retail tenants at our mixed-use property.

Other property income. Other property income decreased $3.7 million, or 45%, to $4.5 million for the three months ended June 30, 2019 compared to $8.1 million for the three months ended June 30, 2018. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$525	$585	$(60)	(10)%	$96	$362	$(266)	(73)%
Office	1,443	5,162	(3,719)	(72)	1,386	3,779	(2,393)	(63)
Multifamily	873	855	18	2	873	855	18	2
Mixed-Use	1,616	1,529	87	6	—	—	—	—
	$4,457	$8,131	$(3,674)	(45)%	$2,355	$4,996	$(2,641)	(53)%
Same-store retail other property income decreased $0.3 million for the three months ended June 30, 2019 primarily due to lease termination fees in the prior period for tenants at Solana Beach Towne Center and Del Monte Center received during the three months ended June 30, 2018.
Office other property income decreased $3.7 million for the three months ended June 30, 2019 primarily due to the lease termination fees in the prior period for tenants at Lloyd District Portfolio and Torrey Point received during the three months ended June 30, 2018.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.6 million, or 5%, to $31.1 million, for the three months ended June 30, 2019 compared to $29.5 million for the three months ended June 30, 2018.
Rental Expenses. Rental expenses increased $0.9 million, or 5%, to $21.8 million for the three months ended June 30, 2019 compared to $20.9 million for the three months ended June 30, 2018. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$3,948	$3,598	$350	10%	$3,026	$3,006	$20	1%
Office	6,167	5,443	724	13	5,654	5,342	312	6
Multifamily	3,302	3,553	(251)	(7)	3,302	3,553	(251)	(7)
Mixed-Use	8,409	8,288	121	1	—	—	—	—
	$21,826	$20,882	$944	5%	$11,982	$11,901	$81	1%
Retail rental expenses increased $0.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the absence of contra-bad debt expense at Waikele Center and parking lot repairs expense during the period.
Office rental expenses increased $0.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in commercial rent tax at The Landmark at One Market and One Beach Street. The increase in office rental expense was also attributed to higher janitorial services and repairs at City Center Bellevue, Torrey Point, which was placed into operations in August 2018 and the acquisition of La Jolla Commons on June 20, 2019, which had rental expenses of $0.1 million during the period.
Multifamily rental expenses decreased $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a decrease in utilities expense and personnel compensation expenses during the period.
Mixed-use rental expense increased $0.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in hotel room expenses and repairs and maintenance during the period.

Real Estate Taxes. Real estate taxes increased $0.6 million, or 7%, to $9.3 million for the three months ended June 30, 2019 compared to $8.6 million for the three months ended June 30, 2018. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$3,783	$3,540	$243	7%	$3,034	$2,811	$223	8%
Office	3,102	2,899	203	7	2,822	2,840	(18)	(1)
Multifamily	1,581	1,467	114	8	1,581	1,467	114	8
Mixed-Use	809	722	87	12	—	—	—	—
	$9,275	$8,628	$647	7%	$7,437	$7,118	$319	4%
Retail real estate taxes increased $0.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in tax assessments at Alamo Quarry Market and Carmel Mountain Plaza.
Office real estate taxes increased $0.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in tax assessments for Torrey Point, which was placed into operations in August 2018 and the acquisition of La Jolla Commons on June 20, 2019, which had real estate taxes of $0.1 million during the period.
Multifamily real estate taxes increased $0.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in tax assessments at Pacific Ridge Apartments.
Property Operating Income
Property operating income decreased $2.5 million, or 5%, to $53.0 million for the three months ended June 30, 2019, compared to $55.5 million for the three months ended June 30, 2018. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$18,140	$19,277	$(1,137)	(6)%	$15,744	$15,802	$(58)	—%
Office	20,931	22,710	(1,779)	(8)	20,161	21,482	(1,321)	(6)
Multifamily	8,014	7,602	412	5	8,014	7,602	412	5
Mixed-Use	5,927	5,924	3	—	—	—	—	—
	$53,012	$55,513	$(2,501)	(5)%	$43,919	$44,886	$(967)	(2)%
Total retail property operating income decreased $1.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the expiration of the Kmart lease at Waikele Center offset by higher rental revenue at Carmel Mountain Plaza.
Total office property operating income decreased $1.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the lease termination fees in the prior period for tenants at Lloyd District Portfolio and Torrey Point received during the three months ended June 30, 2018. The decrease in total office property operating income was offset by the acquisition of La Jolla Commons on June 20, 2019, which had property operating income of $1.0 million during the period and higher annualized base rents at City Center Bellevue, Torrey Reserve Campus, and Solana Crossing. Same-store office property operating income decreased $1.3 million due to the lease termination fees in the prior period for tenants at Lloyd District Portfolio offset by the higher annualized base rents at City Center Bellevue, Torrey Reserve Campus, and Solana Crossing.
Total multifamily property operating income increased $0.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in average base rent per unit to $2,092 for the three months ended June 30, 2019 compared to $2,037 for the three months ended June 30, 2018.

Other
General and Administrative. General and administrative expenses increased $0.5 million, or 10%, to $5.9 million for the three months ended June 30, 2019, compared to $5.4 million for the three months ended June 30, 2018. This increase was primarily due to an increase in employee-related costs and travel expenses.
Depreciation and Amortization. Depreciation and amortization expense decreased $10.3 million, or 31%, to $22.6 million for the three months ended June 30, 2019, compared to $32.9 million for the three months ended June 30, 2018. This decrease was primarily due to higher depreciation and amortization in the prior period at Waikele Center attributable to the redevelopment of the Kmart space.
Interest Expense. Interest expense increased $0.4 million, or 3%, to $13.1 million for the three months ended June 30, 2019, compared to $12.7 million for the three months ended June 30, 2018. This increase was primarily due to the higher average outstanding balance on the line of credit in 2019, offset by the repayment of the mortgage loans at One Beach Street on November 30, 2018 and Torrey Reserve - North Court on March 1, 2019.
Gain on sale of real estate. Gain on sale of real estate of $0.6 million during the period relates to our sale of Solana Beach - Highway 101 on May 22, 2019.
Other (Expense) Income, Net. Other (Expense) income, net decreased $0.1 million, or 66%, to $0.1 million for the three months ended June 30, 2019, compared to $0.1 million for the three months ended June 30, 2018, primarily due to an increase in interest and investment income attributed to interest on the net proceeds from our public offering prior to the acquisition of La Jolla Commons and an increase in income tax expense related to higher taxable income for our taxable REIT subsidiary during the period.
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
The following summarizes our consolidated results of operations for the six months ended June 30, 2019 compared to our consolidated results of operations for the six months ended June 30, 2018.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2019	2018
Revenues
Rental income	$156,487	$153,093	$3,394	2%
Other property income	12,945	12,662	283	2
Total property revenues	169,432	165,755	3,677	2
Expenses
Rental expenses	42,622	41,302	1,320	3
Real estate taxes	18,321	17,174	1,147	7
Total property expenses	60,943	58,476	2,467	4
Total property income	108,489	107,279	1,210	1
General and administrative	(12,016)	(10,963)	(1,053)	10
Depreciation and amortization	(43,165)	(66,147)	22,982	(35)
Interest expense	(26,478)	(26,508)	30	—
Gain on sale of real estate	633	—	633	100
Other income (expense), net	(279)	61	(340)	557
Net income	27,184	3,722	23,462	630
Net income attributable to restricted shares	(185)	(144)	(41)	28
Net income attributable to unitholders in the Operating Partnership	(6,988)	(959)	(6,029)	629
Net income attributable to American Assets Trust, Inc. stockholders	$20,011	$2,619	$17,392	664%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $3.7 million, or 2%, to $169.4 million for the six months ended June 30, 2019 compared to $165.8 million for the six months ended June 30, 2018. The percentage leased was as follows for each segment as of June 30, 2019 and 2018:

	Percentage Leased (1)
	June 30,
	2019	2018
Retail	97.5%	96.7%
Office	93.7%	93.8%
Multifamily	92.6%	93.9%
Mixed-Use (2)	98.2%	95.9%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2019 or June 30, 2018, as applicable.

(2)	Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $3.4 million, or 2%, to $156.5 million for the six months ended June 30, 2019 compared to $153.1 million for the six months ended June 30, 2018. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$50,080	$51,638	(1,558)	(3)%	$42,928	$42,454	$474	1%
Office	55,100	50,869	4,231	8	53,256	50,858	2,398	5
Multifamily	24,068	23,302	766	3	24,068	23,302	766	3
Mixed-Use	27,239	27,284	(45)	—	—	—	—	—
	$156,487	$153,093	$3,394	2%	$120,252	$116,614	$3,638	3%

(1)
For this table and tables following, the same-store portfolio excludes: (i) Waikele Center due to significant redevelopment activity; (ii) Torrey Point, which was placed into operations and became available for occupancy in August 2018; (iii) La Jolla Commons as it was acquired on June 20, 2019; (iv) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (v) land held for development.

Total retail rental revenue decreased $1.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the expiration of the Kmart lease at Waikele Center on June 30, 2018. Same-store retail rental revenue increased $0.5 million due to higher straight-line rent revenue at Carmel Mountain Plaza and additional cost reimbursements at Alamo Quarry Market.
Total office rental revenue increased $4.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the acquisition of La Jolla Commons on June 20, 2019, which had rental revenue of approximately $1.1 million during the period. The increase in total office rental revenue is also attributed to Torrey Point, which was placed into operations during the third quarter of 2018, and had rental revenue of approximately $0.7 million during the period. Same-store office rental revenue increased $2.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to higher annualized base rents at City Center Bellevue, Torrey Reserve Campus, and Solana Crossing.
Multifamily rental revenue increased $0.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in occupancy and higher average base rent per unit of $2,074 for the six months ended June 30, 2019 compared to $2,013 for the six months ended June 30, 2018.

Other property income. Other property income increased $0.3 million, or 2%, to $12.9 million for the six months ended June 30, 2019 compared to $12.7 million for the six months ended June 30, 2018. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$5,228	$934	$4,294	460%	$4,595	$440	$4,155	944%
Office	2,906	6,953	(4,047)	(58)	2,811	5,532	(2,721)	(49)
Multifamily	1,728	1,744	(16)	(1)	1,728	1,744	(16)	(1)
Mixed-Use	3,083	3,031	52	2	—	—	—	—
	$12,945	$12,662	$283	2%	$9,134	$7,716	$1,418	18%
Total retail other property income increased $4.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in lease termination fees recognized in connection with the termination of a ground lease, and ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the six months ended June 30, 2019.
Total office other property income decreased $4.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to lease termination fees in the prior for tenants at Lloyd District Portfolio and Torrey Point received during the six months ended June 30, 2018.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $2.5 million, or 4%, to $60.9 million for the six months ended June 30, 2019, compared to $58.5 million for the six months ended June 30, 2018. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.3 million, or 3%, to $42.6 million for the six months ended June 30, 2019, compared to $41.3 million for the six months ended June 30, 2018. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$7,467	$7,048	$419	6%	$5,831	$5,906	$(75)	(1)%
Office	11,636	10,540	1,096	10	10,854	10,307	547	5
Multifamily	6,794	7,005	(211)	(3)	6,795	7,005	(210)	(3)
Mixed-Use	16,725	16,709	16	—	—	—	—	—
	$42,622	$41,302	$1,320	3%	$23,480	$23,218	$262	1%
Total retail rental expenses increased $0.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the absence of contra-bad debt expense at Waikele Center.
Total office rental expenses increased $1.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in commercial rent tax at The Landmark at One Market and One Beach Street. The increase in office rental expense was also attributed to higher janitorial services and repairs at City Center Bellevue, Torrey Point, which was placed into operations in August 2018 and the acquisition of La Jolla Commons on June 20, 2019, which has rental expenses of $0.1 million during the period.
Total multifamily rental expenses decreased $0.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a decrease in utilities expense and personnel compensation expense during the period.

Real Estate Taxes. Real estate tax expense increased $1.1 million, or 7%, to $18.3 million for the six months ended June 30, 2019 compared to $17.2 million for the six months ended June 30, 2018. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$7,418	$6,901	$517	7%	$5,967	$5,444	$523	10%
Office	6,122	5,815	307	5	5,684	5,699	(15)	—
Multifamily	3,162	3,012	150	5	3,161	3,012	149	5
Mixed-Use	1,619	1,446	173	12	—	—	—	—
	$18,321	$17,174	$1,147	7%	$14,812	$14,155	$657	5%
Retail real estate taxes increased $0.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in tax assessments at Alamo Quarry Market and Carmel Mountain Plaza.
Total office real estate taxes increased $0.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in tax assessments for Torrey Point, which was placed into operations in August 2018 and the acquisition of La Jolla Commons on June 20, 2019, which had real estate taxes of $0.1 million during the period.
Multifamily real estate taxes increased $0.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in tax assessments for Pacific Ridge Apartments and Hassalo on Eighth - Residential.
Mixed-use real estate taxes increased $0.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in tax assessments for the hotel portion of our mixed-use property.
Property Operating Income
Property operating income increased $1.2 million, or 1%, to $108.5 million for the six months ended June 30, 2019, compared to $107.3 million for the six months ended June 30, 2018. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2019	2018			2019	2018
Retail	$40,423	$38,623	$1,800	5%	$35,725	$31,544	$4,181	13%
Office	40,248	41,467	(1,219)	(3)	39,529	40,384	(855)	(2)
Multifamily	15,840	15,029	811	5	15,840	15,029	811	5
Mixed-Use	11,978	12,160	(182)	(1)	—	—	—	—
	$108,489	$107,279	$1,210	1%	$91,094	$86,957	$4,137	5%
Total retail property operating income increased $1.8 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in lease termination fees recognized in connection with the termination of a ground lease, and ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza offset by the expiration of the Kmart lease at Waikele Center.
Total office property operating income decreased $1.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the lease termination fees in the prior period at Lloyd District Portfolio and Torrey Point received during the six months ended June 30, 2018. The decrease in total office property operating income was offset by the acquisition of La Jolla Commons on June 20, 2019, which had property operating income of $1.0 million during the period and higher annualized base rents at City Center Bellevue, Torrey Reserve Campus, and Solana Crossing.
Multifamily property operating income increased $0.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in higher average base rent per unit of $2,074 for the six months ended June 30, 2019 compared to $2,013 for the six months ended June 30, 2018.
Mixed-use property operating income decreased $0.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily due to a decrease in hotel room revenue and an increase in real estate taxes at the hotel portion of our mixed-use property offset by an increase in annualized base rents at the retail portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased $1.1 million, or 10%, to $12.0 million for the six months ended June 30, 2019, compared to $11.0 million for the six months ended June 30, 2018. This increase was primarily due to an increase in employee-related costs and travel expenses.
Depreciation and Amortization. Depreciation and amortization expense decreased $23.0 million, or 35%, to $43.2 million for the six months ended June 30, 2019, compared to $66.1 million for the six months ended June 30, 2018. This decrease was primarily due to an higher depreciation and amortization expense in the prior period at Waikele Center attributed to the redevelopment of the Kmart space and Lloyd District Portfolio attributed to acceleration of depreciation related to lease terminations.
Interest Expense. Interest expense decreased $0.0 million, or 0%, to $26.5 million for the six months ended June 30, 2019 compared to $26.5 million for the six months ended June 30, 2018. This decrease was primarily due to the payoff of property mortgages for Loma Palisades during the first quarter of 2018, One Beach Street during the fourth quarter of 2018 and Torrey Reserve - North Court during the first quarter of 2019, substantially offset by the higher average outstanding balance on the line of credit in 2019.
Gain on sale of real estate. Gain on sale of real estate of $0.6 million during the period relates to our sale of Solana Beach - Highway 101 on May 22, 2019.
Other Income (Expense), Net. Other (Expense) income, net decreased $0.3 million, or 557%, to other expense, net of $0.3 million for the six months ended June 30, 2019, compared to other income, net of $0.1 million for the six months ended June 30, 2018, primarily due to an increase in income tax expense related to higher taxable income for our taxable REIT subsidiary during the period.

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

As of June 30, 2019, the company owned an approximate 78.4% partnership interest in the Operating Partnership. The remaining 21.6% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2019, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of June 30, 2019, we had the capacity to issue up to an additional $145.1 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes.

Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
On June 14, 2019, we issued and sold 10,925,000 shares of common stock in an underwritten public offering at a price to the public of $44.75 per share. We received net proceeds of approximately $472.6 million, after deducting underwriting discounts, commissions and offering expenses.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2019, we held $44.8 million in cash and cash equivalents.
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
Cash Flows
Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018
Cash, cash equivalents, and restricted cash were $54.5 million and $60.7 million at June 30, 2019 and 2018, respectively.
Net cash provided by operating activities decreased $12.1 million to $70.2 million for the six months ended June 30, 2019 compared to $82.3 million for the six months ended June 30, 2018. The decrease in cash from operations was due to the expiration of the Kmart lease on June 30, 2018, a decrease in lease termination fees, and changes in operating assets and liabilities.
Net cash used in investing activities increased $526.6 million to $550.1 million for the six months ended June 30, 2019 compared to $23.4 million for the six months ended June 30, 2018. The increase was primarily due to the acquisition of La Jolla Commons on June 20, 2019.
Net cash provided by financing activities increased $567.2 million to cash provided of $477.1 million for the six months ended June 30, 2019 compared to cash used of $90.2 million for the six months ended June 30, 2018. The increase in cash provided by financing activities was primarily due to the underwritten public offering that settled on June 14, 2019.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2019 and 2018 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net operating income	$53,012	$55,513	$108,489	$107,279
General and administrative	(5,943)	(5,396)	(12,016)	(10,963)
Depreciation and amortization	(22,582)	(32,868)	(43,165)	(66,147)
Interest expense	(13,129)	(12,688)	(26,478)	(26,508)
Gain on sale of real estate	633	—	633	—
Other (expense) income, net	(50)	(148)	(279)	61
Net income	$11,941	$4,413	$27,184	$3,722
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
The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2019 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Funds from Operations (FFO)
Net income	$11,941	$27,184
Plus: Real estate depreciation and amortization	22,582	43,165
Gain on sale of real estate	(633)	(633)
Funds from operations	33,890	69,716
Less: Nonforfeitable dividends on incentive restricted stock awards	(94)	(185)
FFO attributable to common stock and units	$33,796	$69,531
FFO per diluted share/unit	$0.51	$1.06
Weighted average number of common shares and units, diluted (1)	66,890,084	65,543,584

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2019, we had $962.6 million of fixed rate debt outstanding with an estimated fair value of $986.2 million. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of June 30, 2019 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at June 30, 2019 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $19.0 million. If interest rates at June 30, 2019 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $31.1 million.
Variable Interest Rate Debt
At June 30, 2019, we had $345.0 million of variable rate debt outstanding. We have entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2019, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2019, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

10.2*
Contract for Purchase and Sale between HSPF La Jolla Commons I Investors LLC, HSPF La Jolla Commons II Investors LLC and HSPF La Jolla Commons II Investors LLC, collectively as Seller, and the Company, as Purchaser, dated June 10, 2019

10.4(1)	Note Purchase Agreement, dated as of July 30, 2019, by and among the Company, the Operating Partnership. and the purchasers named therein.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets L.P.
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

*    Filed herewith.

(1) Incorporated here by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	August 2, 2019	Date:	August 2, 2019