Form 10-K
period 2019-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2020-02-14
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

AMERICAN ASSETS TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 001-35030

AMERICAN ASSETS TRUST, L.P.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 33-202342-01

Maryland	(American Assets Trust, Inc.)	27-3338708	(American Assets Trust, Inc.)
Maryland	(American Assets Trust, L.P.)	27-3338894	(American Assets Trust, L.P.)
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

11455 El Camino Real, Suite 200
San Diego, California 92130
(Address of Principal Executive Offices and Zip Code)

(858) 350-2600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
American Assets Trust, Inc.	Common Stock, $.01 par value per share	AAT	New York Stock Exchange
American Assets Trust, L.P.	None	None	None
Securities registered pursuant to Section 12(g) of the Act:

American Assets Trust, Inc.	None
American Assets Trust, L.P.	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American Assets Trust, Inc.	☒	Yes	☐	No
American Assets Trust, L.P.	☐	Yes	☒	No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American Assets Trust, Inc.	☐	Yes	☒	No
American Assets Trust, L.P.	☐	Yes	☒	No
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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2019 was $2.491 billion.
The number of American Assets Trust, Inc.’s common shares outstanding on February 14, 2020 was 60,068,228.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2019, American Assets Trust, Inc. owned an approximate 78.5% partnership interest in the Operating Partnership. The remaining 21.5% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2019

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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2019, our portfolio is comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2019, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.5% of our Operating Partnership as of December 31, 2019. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

•
Broad Real Estate Expertise with Retail, Office and Multifamily Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the retail, office and multifamily asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Chairman, President and Chief Executive Officer, and Robert Barton, our Chief Financial Officer, each have over 30 years of commercial real estate experience, and the other members of senior management, including Adam Wyll, our Chief Operating Officer, each have over 20 years of commercial real estate experience.
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

Employees
At December 31, 2019, we had 206 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2019, 2018 and 2017 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2019, 2018 or 2017. Google LLC at The Landmark at One Market accounted for approximately 10.4%, 0% and 0% of total office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively. LPL Holdings, Inc at La Jolla Commons accounted for approximately 9.2%, 0% and 0% of total office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively. salesforce.com, inc. at The Landmark at One Market accounted for approximately 4.3%, 15.4% and 15.5% of total office segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policies and Procedures for Complaints Regarding Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Governance section of the Investors page of our website.

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
Our properties are located in California, Oregon, Washington, Texas and Hawaii, and substantially all of our properties are concentrated in California, Oregon, Washington and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, changes in the local or global tourism industry, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires and other events). If there is a downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in any of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California is regarded as more litigious, highly regulated and taxed than many other states, all of which may reduce demand for retail, office, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California, Oregon, Washington or Hawaii markets, or any decrease in demand for retail, office, multifamily or mixed-use space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At December 31, 2019, we had total debt outstanding of $1.36 billion, excluding debt issuance costs, a substantial portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2019, we also had a second amended and restated credit facility with a capacity of $450 million, consisting of a revolving line of credit of $350 million and an unsecured term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our LIBOR-based securities, including our floating rate notes. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of and the amount of interest paid on our LIBOR-based securities and could have a material adverse effect on our business, financial condition and results of operations.
We depend on significant tenants in our office properties, and a bankruptcy, insolvency or inability to pay rent of any of these tenants may adversely affect the income produced by our office properties and could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
As of December 31, 2019, the three largest tenants in our office portfolio - LPL Holdings, Inc., Google LLC and Autodesk, Inc. - represented approximately 31.8% of the total annualized base rent in our office portfolio. LPL Holdings, Inc. is a subsidiary of LPL Financial Holdings, Inc. and provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions in the United States. Google LLC is a subsidiary of Alphabet, Inc. and provides online advertising services. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
As of December 31, 2019, our largest anchor tenants were Lowe's, Nordstrom Rack and Sprouts Farmers Market, which together represented approximately 10.1% of our total annualized base rent of our retail portfolio in the aggregate, and 4.8%, 2.8% and 2.5%, respectively, of the annualized base rent generated by our retail properties.

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
As of December 31, 2019, leases representing 8.7% of the square footage and 8.2% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2020, and an additional 3.7% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
We are subject to the business, financial and operating risks inherent to the hospitality and tourism industries, including competition for guests with other hospitality properties and general and local economic conditions that may affect demand for travel in general, any of which could adversely affect the revenues generated by our hospitality or other properties.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, including pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, climate change and unusual weather patterns, including natural disasters such as earthquakes or wildfires; and

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
In addition, because tourism is a major component of both the local economies in Hawaii and California, our properties in California and Hawaii may be impacted by the local and global tourism industry. These properties are susceptible to any factors that affect travel and tourism related to Hawaii and California, including cost and availability of air services and the impact of any events that disrupt air or other travel to and from these regions. Moreover, these properties may be affected by risks such as acts of terrorism and natural disasters, including major fires, floods and earthquakes, as well as severe or inclement weather, which could also decrease tourism activity in Hawaii or California.

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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $7.6 million based on operating performance through December 31, 2019. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Rady, Barton and Wyll who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.
Our Board has implemented an emergency succession plan in case of the sudden or unanticipated resignation, termination, death or temporary or permanent disability of Mr. Rady, or otherwise in case Mr. Rady is unable to perform his duties as Chairman, President and Chief Executive Officer.   This plan is reviewed at least annually by our Board with input from our Nominating and Governance Committee and currently includes Dr. Robert Sullivan (Board member), Mr. Barton and Mr. Wyll, as potential interim candidates for the roles of Chairman, President and/or Chief Executive Officer and/or as emergency interim executive committee members.
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
We may be adversely affected by laws, regulations or other issues related to climate change.
We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.
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

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails and/or employees or third-parties with access to our systems. We face the risk of ransomware or other cyber-attacks aimed at disrupting the availability of systems, applications, networks or data important to our business operations.
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
In addition, the Code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
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
As of December 31, 2019, Mr. Rady and his affiliates owned approximately 12.6% of our outstanding common stock and 19.5% of our outstanding common units, which together represent an approximate 32.0% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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

In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2019, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 22.8% of our outstanding common units and approximately 17.0% of our outstanding common stock, which together represent an approximate 34.8% beneficial interest in our company on a fully diluted basis.
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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•
we would not be allowed a deduction for distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders in computing our taxable income and would be subject to the regular U.S. federal corporate income tax rate (and we could be subject to the federal alternative miimum tax for taxable years prior to 2018);

•	we also could be subject to increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and requirements regarding the sources of our gross income. Also, we must make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
We believe that our Operating Partnership is treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our Operating Partnership's income. We cannot be assured, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest, as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
The maximum tax rate applicable to dividends treated as “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock. Non-corporate stockholders, including individuals, generally may deduct 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.
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
The 2017 Tax Cuts and Jobs Act, or TCJA, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The legislation remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses U.S. federal taxable income as a starting point for computing state and local tax liabilities.
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
Our Portfolio
As of December 31, 2019, our operating portfolio was comprised of 28 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2019, we owned land at three of our properties that we classified as held for development and construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
OFFICE PROPERTIES
La Jolla Commons (1)	San Diego, CA	2008/2014	2	723,945	99.0%	$36,197,608	$50.51
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016	14	521,311	93.1%	21,540,295	44.38
Torrey Point	San Diego, CA	2017	2	91,990	56.7	2,217,822	42.52
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,614	97.3	7,882,527	38.10
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	422,426	100.0	29,574,142	70.01
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	97,614	45.0	2,407,267	54.80
First & Main	Portland, OR	2010	1	360,641	98.7	11,315,061	31.79
Lloyd District Portfolio	Portland, OR	1940-2015	2	515,850	96.0	13,151,480	26.56
City Center Bellevue	Bellevue, WA	1987	1	497,488	98.9	21,222,347	43.13
Subtotal / Weighted Average Office Portfolio (3)			28	3,443,879	95.0%	$145,508,549	$44.48

RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	94.6%	$3,939,853	$53.33
Carmel Mountain Plaza (4)	San Diego, CA	1994/2014	15	528,416	97.0	14,113,184	27.53
South Bay Marketplace (4)	San Diego, CA	1997	9	132,877	100.0	2,472,266	18.61
Gateway Marketplace	San Diego, CA	1997/2016	3	127,861	100.0	2,412,123	18.87
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	208,030	97.7	6,046,434	29.75
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	247,535	97.7	6,223,473	25.73
Del Monte Center (4)	Monterey, CA	1967/1984/2006	16	673,572	98.0	11,795,227	17.87
Geary Marketplace	Walnut Creek, CA	2012	3	35,159	100.0	1,232,864	35.07
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,878,736	160.97
Waikele Center	Waipahu, HI	1993/2008	9	418,047	99.5	12,534,073	30.13
Alamo Quarry Market (4)	San Antonio, TX	1997/1999	16	588,148	97.2	14,170,932	24.79
Hassalo on Eighth - Retail (5)	Portland, OR	2015	3	44,236	89.5	986,185	24.91
Subtotal / Weighted Average Retail Portfolio (1)			107	3,093,650	97.8%	$77,805,350	$25.72
Total / Weighted Average Retail and Office Portfolio (1)			135	6,537,529	96.3%	$223,313,899	$35.47
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (6)	Honolulu, HI	2006	3	96,707	97.9%	$11,130,250	$117.56

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014	2	369	91.7%	$326.15	$299.19

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	96.0%	$13,966,392	$2,212
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	93.1	3,578,328	2,002
Mariner’s Point	Imperial Beach, CA	1986	8	88	93.2	1,775,364	1,804
Santa Fe Park RV Resort (7)	San Diego, CA	1971/2007-2008	1	126	88.1	1,367,484	1,027
Pacific Ridge Apartments	San Diego, CA	2013	3	533	94.4	17,277,480	2,862
Hassalo on Eighth - Multifamily (5)	Portland, OR	2015	3	657	89.6	11,395,716	1,613
Total / Weighted Average Multifamily			121	2,112	92.8%	$49,360,764	$2,099

(1)
The annualized base rent for La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $24,364,930 to our estimate of annual triple net operating expenses of $11,832,678 for an estimated annualized base rent on a modified gross lease basis of $36,197,608 for La Jolla Commons.

(2)
This property contains 422,426 net rentable square feet consisting of The Landmark at One Market (375,151 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2021, which we have the option to extend until 2031 pursuant to two five-year extension options.

(3)	Lease data for signed but not commenced leases as of December 31, 2019 is in the following table:

	Leased Square Feet		Annualized Base	Pro Forma Annualized
	Under Signed But	Annualized	Rent per	Base Rent per
	Not Commenced Leases (a)	Base Rent (b)	Leased Square Foot (b)	Leased Square Foot (c)
Office Portfolio	$298,169	$17,498,233	$58.69	$49.80
Retail Portfolio	28,249	737,855	$26.12	$25.98
Total Retail and Office Portfolio	$326,418	$18,236,088	$55.87	$38.35

(a)
Office portfolio leases signed but not commenced of 197,415, 46,846, 48,784, and 5,124 square feet are expected to commence during the first, second and third quarters of 2020 and the first quarter of 2021, respectively. Retail portfolio leases signed but not commenced of 5,653, 4,821 and 17,775 square feet are expected to commence during the first, second and fourth quarters of 2020, respectively.

(b)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for signed but not commenced leases as of December 31, 2019 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. The foregoing notwithstanding, the annualized base rent for signed but not commenced leases as of December 31, 2019 at La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage for signed by not commenced leases.

(c)
Pro forma annualized base rent is calculated by dividing annualized base rent for commenced leases and for signed but not commenced leases as of December 31, 2019, by square footage under lease as of December 31, 2019.

(4)	Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$780,964
South Bay Marketplace	1	2,824	$102,276
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	4	31,994	$509,880

(5)	The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.

(6)
Waikiki Beach Walk-Retail contains 96,707 net rentable square feet consisting of 94,093 net rentable square feet that we own in fee and approximately 2,614 net rentable square feet of space in which we have a subleasehold interest pursuant to a sublease from First Hawaiian Bank effective through December 31, 2021.

(7)
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

•
Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2019, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2019. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2019, divided by total units available, expressed as a percentage.

•
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2019, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2019. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2019 for our retail and office portfolio equaled approximately $8.0 million for the year ended December 31, 2019. There were no abatements for the retail portion of our mixed-use portfolio for the year ended December 31, 2019. Total abatements for leases in effect as of December 31, 2019 for our multifamily portfolio equaled approximately $0.8 million for the year ended December 31, 2019.

•	Units represent the total number of units available for sale/rent at December 31, 2019.

•
Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2019, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2019, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2019 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

•	Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2019.

Tenant Diversification
At December 31, 2019, our operating portfolio had approximately 790 leases with office and retail tenants, of which 4 expired on December 31, 2019 and there were 25 that had not yet commenced as of such date. Our residential properties had approximately 1,849 leases with residential tenants at December 31, 2019, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 71 leases with retailers. No one tenant or affiliated group of tenants accounted for more than 7.5% of our annualized base rent as of December 31, 2019 for our office, retail and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2019.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
LPL Holdings, Inc.	La Jolla Commons	4/30/2029	421,001	6.3%	$17,562,831	7.5%
Google LLC (2)	The Landmark at One Market	12/31/2029	253,198	3.8	16,766,202	7.2
Autodesk, Inc.	The Landmark at One Market	12/31/2022 12/31/2023	138,615	2.1	11,938,530	5.1
Lowe's	Waikele Center	5/31/2028	155,000	2.3	3,720,000	1.6
Smartsheet, Inc.	City Center Bellevue	12/31/2026	73,669	1.1	3,517,695	1.5
VMware, Inc.	City Center Bellevue	11/30/2022 5/31/2025 7/31/2027	91,246	1.4	3,397,298	1.4
Veterans Benefits Administration	First & Main	8/31/2020	93,572	1.4	3,006,453	1.3
Clearesult Operating, LLC	First & Main	4/30/2025	101,848	1.5	2,818,324	1.2
State of Oregon: Department of Environmental Quality	Lloyd District Portfolio	10/31/2031	87,787	1.3	2,685,963	1.1
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.0	2,189,648	0.9
Treasury Call Center (3)	First & Main	8/31/2020	63,648	1.0	2,184,302	0.9
Genentech, Inc.	Lloyd District Portfolio	10/31/2026	66,852	1.0	2,139,264	0.9
Quiksilver	Waikiki Beach Walk	12/31/2021	8,365	0.1	2,137,606	0.9
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2024 3/31/2025 9/30/2032	71,431	1.1	1,967,339	0.8
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.5	1,861,910	0.8
Industrious	City Center Bellevue	11/30/2033	37,166	0.6	1,780,066	0.8
Perkins Coie, LLP	Torrey Reserve Campus	12/31/2028	36,980	0.6	1,752,852	0.7
Troutman Sanders, LLP	Torrey Reserve Campus First & Main	3/31/2025 4/30/2025	33,812	0.5	1,646,047	0.7
Marshalls	Solana Beach Towne Centre, Carmel Mountain Plaza	1/31/2025 1/31/2029	68,055	1.0	1,421,727	0.6
Vons	Lomas Santa Fe Plaza	12/31/2022	49,895	0.8	1,399,205	0.6
Old Navy	Waikele Center, South Bay Marketplace, Alamo Quarry Market	7/31/2020 4/30/2021 9/30/2022	59,780	0.9	*	*
At Home Stores	Carmel Mountain Plaza	7/31/2029	107,870	1.6	1,384,552	0.6
GE Healthcare	City Center Bellevue	12/31/2021	32,304	0.5	1,356,768	0.6
Cisco Systems, Inc.	City Center Bellevue	2/28/2023	29,415	0.4	1,302,790	0.6
Ruth's Chris Steak House	Waikiki Beach Walk, Torrey Reserve Campus	2/29/2028 1/31/2030	14,833	0.2	1,255,570	0.5
TOTAL			2,200,120	33.0%	$91,192,942	38.8%

*	Data withheld at tenant’s request.

(1)	Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2019 for the applicable lease(s) by (ii) 12.

(2)	The annualized base rent does not include the base rent from 75,336 square feet as the rent commencement date begins January 1, 2020.

(3)	The tenant may terminate its lease at any time with 90 days' notice.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2019. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	10	2,872,677	43.3%
Northern California	4	1,228,771	18.5
Oregon	3	920,727	13.9
Washington	1	497,488	7.5
Texas	1	588,148	8.9
Hawaii (2)	3	526,425	7.9
Total	22	6,634,236	100.0%

(1)	Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.

(2)	Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2019 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Retail	12	$76,971	32.8%
Office	9	102,449	43.6
Mixed-Use	1	30,203	12.9
Multifamily	6	25,138	10.7
Total	28	$234,761	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2019, plus available space, for each of the ten calendar years beginning January 1, 2020 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 5 leases that terminated on December 31, 2019. In 2020, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	242,321	3.7%	$—	—%	$—
Month to Month	39,354	0.6	830,909	0.4	21.11
2020	579,560	8.7	18,271,854	8.2	31.53
2021	408,868	6.2	20,969,602	9.4	51.29
2022	750,767	11.3	28,724,579	12.9	38.26
2023	665,196	10.0	26,556,705	11.9	39.92
2024	659,847	9.9	23,794,939	10.7	36.06
2025	528,752	8.0	16,880,875	7.6	31.93
2026	368,632	5.6	13,503,272	6.1	36.63
2027	265,262	4.0	9,161,918	4.1	34.54
2028	594,459	9.0	12,738,710	5.7	21.43
2029	859,163	13.0	41,179,259	18.5	47.93
Thereafter	345,637	5.2	9,998,845	4.5	28.93
Signed Leases Not Commenced	326,418	4.9	—	—	—
Total:	6,634,236	100.0%	$222,611,467	100.0%	$33.55

(1)
Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2019 for the leases expiring during the applicable period, by 12.

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
American Assets Trust, Inc.
Shares of American Assets Trust, Inc.'s common stock began trading on the NYSE under the symbol “AAT” on January 13, 2011. Prior to that time there was no public market for the company's common stock. On February 7, 2020, the reported close sale price per share was $46.07. The following table sets forth, for the periods indicated, the high and low close prices in dollars on the NYSE for the company's common stock and the dividends we declared per share.

	Per Share Price		Dividend per Common Share
Period	Low	High
First Quarter 2018	$31.72	$38.16	$0.2700
Second Quarter 2018	$32.45	$38.79	$0.2700
Third Quarter 2018	$36.75	$39.64	$0.2700
Fourth Quarter 2018	$35.46	$42.81	$0.2800
First Quarter 2019	$39.30	$46.28	$0.2800
Second Quarter 2019	$43.69	$48.03	$0.2800
Third Quarter 2019	$45.58	$48.22	$0.2800
Fourth Quarter 2019	$44.36	$48.96	$0.3000
On February 7, 2020, we had 75 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. The following table sets forth the distributions we declared with respect to American Assets Trust, L.P.'s operating partnership units for the periods indicated:

Period	Distribution per Unit
First Quarter 2018	$0.27
Second Quarter 2018	$0.27
Third Quarter 2018	$0.27
Fourth Quarter 2018	$0.28
First Quarter 2019	$0.28
Second Quarter 2019	$0.28
Third Quarter 2019	$0.28
Fourth Quarter 2019	$0.30
As of February 7, 2020, we had 21 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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

Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2019.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index from December 31, 2014 through December 31, 2019.  The stock price performance graph assumes that an investor invested $100 in each of AAT and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of AAT’s shares of common stock.

Total Return Performance
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
American Assets Trust, Inc.
S&P 500 Index
SNL US REIT Equity Index

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

	American Assets Trust, Inc.
	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenue:
Rental income	$343,865	$309,537	$298,803	$279,498	$261,887
Other property income	22,876	21,330	16,180	15,590	13,736
Total revenues	366,741	330,867	314,983	295,088	275,623
Expenses:
Rental expenses	91,967	86,482	84,006	79,553	73,187
Real estate taxes	40,013	34,973	32,671	28,378	24,819
General and administrative	24,871	22,784	21,382	17,897	20,074
Depreciation and amortization	96,205	107,093	83,278	71,319	63,392
Total operating expenses	253,056	251,332	221,337	197,147	181,472
Operating income	113,685	79,535	93,646	97,941	94,151
Interest expense	(54,008)	(52,248)	(53,848)	(51,936)	(47,260)
Gain on sale of real estate	633	—	—	—	7,121
Other income (expense), net	(122)	(85)	334	(368)	(97)
Net income	60,188	27,202	40,132	45,637	53,915
Net income attributable to restricted shares	(381)	(311)	(241)	(189)	(168)
Net income attributable to unitholders in the Operating Partnership	(14,089)	(7,205)	(10,814)	(12,863)	(15,238)
Net income attributable to American Assets Trust, Inc. stockholders	$45,718	$19,686	$29,077	$32,585	$38,509
Net income attributable to common stockholders per share
Basic earnings per share	$0.84	$0.42	$0.62	$0.72	$0.87
Diluted earnings per share	$0.84	$0.42	$0.62	$0.72	$0.86
Weighted average shares of common stock outstanding - basic	54,110,949	46,950,812	46,715,520	45,332,471	44,439,112
Weighted average shares of common stock outstanding - diluted	70,786,132	64,136,559	64,087,250	63,228,159	62,339,163
Dividends declared per share	$1.1400	$1.0900	$1.0500	$1.0100	$0.9475

	American Assets Trust, Inc.
	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Net real estate	$2,523,475	$2,039,853	$2,076,707	$1,831,546	$1,834,862
Total assets	2,790,333	2,198,250	2,259,864	1,986,933	1,974,289
Notes payable and line of credit	1,357,659	1,290,772	1,325,020	1,061,530	1,055,613
Total liabilities	1,496,661	1,395,779	1,415,720	1,148,382	1,145,362
Stockholders' equity	1,313,917	802,977	833,710	809,556	799,562
Noncontrolling interests	(20,245)	(506)	10,434	28,995	29,365
Total equity	1,293,672	802,471	844,144	838,551	828,927
Total liabilities and equity	2,790,333	2,198,250	2,259,864	1,986,933	1,974,289

Other Data:
Funds from operations (FFO) (1)	$155,760	$134,295	$123,410	$116,956	$110,186
FFO attributable to common stock and units	155,384	133,990	123,174	116,773	110,027

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

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$60,188	$27,202	$40,132	$45,637	$53,915
Plus: Real estate depreciation and amortization	96,205	107,093	83,278	71,319	63,392
Less: Gain on sale of real estate	(633)	—	—	—	(7,121)
Funds from operations, as defined by NAREIT	155,760	134,295	123,410	116,956	110,186
Less: Nonforfeitable dividends on restricted stock awards	(376)	(305)	(236)	(183)	(159)
FFO attributable to common stock and units	$155,384	$133,990	$123,174	$116,773	$110,027

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2019, our portfolio was comprised of nine office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2019, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.5% of our Operating Partnership as of December 31, 2019. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

We intend to opportunistically pursue projects in our development pipeline including future phases of La Jolla Commons, Lloyd District Portfolio, as well as other redevelopments at Waikele Center. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition. We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our second amended and restated credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

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

In our determination of same-store and redevelopment same-store properties, Waikele Center has been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income increased approximately 4.5% for the year ended December 31, 2019, respectively, compared to the same periods in 2018. Retail redevelopment same-store net operating income increased approximately 1.5% for the year ended December 31, 2019, respectively, compared to the same periods in 2018.

Below is a summary of our same-store composition for the years ended December 31, 2019, 2018 and 2017. For the year ended December 31, 2019, when compared to the designations for the year ended December 31, 2018, Pacific Ridge Apartments and Gateway Marketplace were reclassified to same-store properties when compared to the designations for the year ended December 31, 2018 as the entities were acquired on April 28, 2017 and July 6, 2017, respectively, and are comparable for the year ended December 31, 2019. Waikiki Beach Walk Retail and Embassy Suites™ Hotel was reclassified to non-same-store properties when compared to the designation for the year ended December 31, 2018 due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center was classified as a non-same-store property due to significant redevelopment activity during the year ended December 31, 2018. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

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

	December 31,
	2019	2018	2017
Same-Store	25	23	21
Non-Same Store	3	4	5
Total Properties	28	27	26

Redevelopment Same-Store	26	24	22

Total Development Properties	3	3	4

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Office Leases. Our office portfolio included nine properties with a total of approximately 3.4 million rentable square feet available for lease as of December 31, 2019. As of December 31, 2019, these properties were 95.0% leased. For the year ended December 31, 2019, the office segment contributed 39.5% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2019, we signed 71 office leases for 504,335 square feet with an average rent of $49.70 per square foot during the initial year of the lease term. Of the leases, 45 represent comparable leases where there was a prior tenant, with an increase of 17.2% in cash basis rent and an increase of 34.1% in straight-line rent compared to the prior leases.
Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2019. As of December 31, 2019, these properties were 97.8% leased. For the year ended December 31, 2019, the retail segment contributed 29.3%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected as rental income in the statements of operations.
During the year ended December 31, 2019, we signed 67 retail leases for 296,457 square feet with an average rent of $34.56 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 52 represent comparable leases where there was a prior tenant, with an increase of 2.0% in cash basis rent and an increase of 11.4% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,112 units (including 122 RV spaces) available for lease as of December 31, 2019. As of December 31, 2019, these properties were 92.8% leased. For the year ended December 31, 2019, the multifamily segment contributed 13.9% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2019 was $2,099, compared to $2,046 at December 31, 2018.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2019, the retail portion of the property was 97.9% leased, and for the year ended December 31, 2019, the hotel had an average occupancy of 91.7%. For the year ended December 31, 2019, the mixed-use segment contributed 17.3%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the twelve months ended December 31, 2019, we signed 71 office leases for a total of 504,335 square feet of office space including 276,415 square feet of comparable space leases, at an average rental rate increase of 17.2% on a cash basis and an average rental increase of 34.1% on a straight-line basis. New office leases for comparable spaces were signed for 155,802 square feet at an average rental rate increase of 24.4% on a cash basis and an average rental rate increase of 45.5% on a straight-line basis. Renewals for comparable office spaces were signed for 120,613 square feet at an average rental rate increase of 7.4% on a cash basis and increase of 18.9% on a straight-line basis. Tenant improvements and incentives were $63.40 per square foot of office space for comparable new leases for the twelve months ended December 31, 2019. There were $20.45 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2019.

During the twelve months ended December 31, 2019, we signed 67 retail leases for a total of 296,457 square feet of retail space including 149,107 square feet of comparable space leases (leases for which there was a prior tenant), an increase of 2.0% on a cash basis and an increase of 11.4% on a straight-line basis. New retail leases for comparable spaces were signed for 32,309 square feet at an average rental rate decrease of 0.8% on a cash basis and an average rental rate increase of 11.2% on a straight-line basis. Renewals for comparable retail spaces were signed for 116,798 square feet at an average rental rate increase of 2.5% on a cash basis and an increase of 11.5% on a straight-line basis. Tenant improvements and incentives were $46.04 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2019. There were $3.29 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2019.

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

The leases signed in 2019 generally become effective over the following year, though some may not become effective until 2021. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2020, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. If our assessment of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. Any changes to our conclusion regarding these assessments of collectability would have a direct impact on our net income.

Effective January 1, 2018, (upon the adoption of ASU 2014-09, Revenue from Contracts with Customers) sales of real estate are recognized generally upon the transfer of control, which usually occurs when the real estate is legally sold. Prior to January 1, 2018, sales of real estate were recognized only when sufficient down payments had been obtained, possession and other attributes of ownership had been transferred to the buyer and we had no significant continuing involvement. The application of these criteria can be complex and required us to make assumptions. We believe the relevant criteria were met for all real estate sold during the periods presented.
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
The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the consolidated statements of comprehensive income. The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective noncancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the consolidated statement of comprehensive income. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. We make assumptions and estimates related to below market lease renewal options, which impact revenue in the period in which the renewal options are exercised and could result in significant increases to revenue if the renewal options are not exercised at which time the related below market lease liabilities would be written off as an increase to revenue.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $4.5 million and $14.1 million for the years ended December 31, 2019 and 2018, respectively.

We capitalized external and internal costs related to other property improvements combined of $95.6 million and $48.7 million for the years ended December 31, 2019 and 2018, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $0.6 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively.

Segment capital expenditures for the years ended December 31, 2019 and 2018 are as follows (dollars in thousands):

	Year Ended December 31, 2019

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$46,947	$10,501	$57,448	$6,165	$936	$64,549
Retail Portfolio	5,654	16,882	22,536	308	—	22,844
Multifamily Portfolio	—	3,711	3,711	—	—	3,711
Mixed-Use Portfolio	323	8,167	8,490	—	—	8,490
Total	$52,924	$39,261	$92,185	$6,473	$936	$99,594

	Year Ended December 31, 2018

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$28,645	$8,439	$37,084	$6,730	$1,378	$45,192
Retail Portfolio	4,137	7,498	11,635	2,584	—	14,219
Multifamily Portfolio	—	3,659	3,659	—	—	3,659
Mixed-Use Portfolio	336	941	1,277	—	—	1,277
Total	$33,118	$20,537	$53,655	$9,314	$1,378	$64,347

The increase in maintenance capital expenditures in our retail portfolio was primarily related to the Safeway lease buildout at Waikele Center. The increase in maintenance capital expenditures in our office portfolio was primarily related to The Landmark at One Market and Torrey Reserve Campus building renovations during 2019.
The decrease in new development expenditures for the year ended December 31, 2019 was primarily related to the capitalization of interest for Torrey Point in the prior period. New development expenditures for the office portfolio incurred during the year ended December 31, 2019 reflect costs incurred for the development of La Jolla Commons land parcel.
Our capital expenditures during 2020 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in 2020 will increase from 2019 in connection with our development activities at La Jolla Commons, renovations at One Beach Street and a planned hotel refresh at our mixed-use property.
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
No impairment charges were recorded for the years ended December 31, 2019, 2018 or 2017.
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
2019 Acquisitions and Dispositions
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
On May 22, 2019, we sold Solana Beach - Highway 101. The property is located in San Diego, California and was previously included in our retail segment. The sales price of this property of approximately $9.4 million, less costs to sell, resulted in net proceeds to the company of approximately $9.4 million. Accordingly, we recorded a gain on sale of approximately $0.6 million for the year ended December 31, 2019.

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
For our discussion related to the results of operations and liquidity and capital resources for fiscal year 2018 compared to fiscal year 2017 please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 Form 10-K, filed with the Securities and Exchange Commission on February 15, 2019.
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
The following summarizes our consolidated results of operations for the year ended December 31, 2019 compared to our consolidated results of operations for the year ended December 31, 2018. As of December 31, 2019, our operating portfolio was comprised of 28 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2019, we owned land at three of our properties that we classified as held for development and construction in progress. As of December 31, 2018, our operating portfolio was comprised of 27 office, retail, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2018, we owned land at three of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change	%
Revenues
Rental income	$343,865	$309,537	$34,328	11%
Other property income	22,876	21,330	1,546	7
Total property revenues	366,741	330,867	35,874	11
Expenses
Rental expenses	91,967	86,482	5,485	6
Real estate taxes	40,013	34,973	5,040	14
Total property expenses	131,980	121,455	10,525	9
Net operating income	234,761	209,412	25,349	12
General and administrative	(24,871)	(22,784)	(2,087)	9
Depreciation and amortization	(96,205)	(107,093)	10,888	(10)
Interest expense	(54,008)	(52,248)	(1,760)	3
Gain on sale of real estate	633	—	633	100
Other income (expense), net	(122)	(85)	(37)	44
Net income	60,188	27,202	32,986	121
Net income attributable to restricted shares	(381)	(311)	(70)	23
Net income attributable to unitholders in the Operating Partnership	(14,089)	(7,205)	(6,884)	96
Net income attributable to American Assets Trust, Inc. stockholders	$45,718	$19,686	$26,032	132%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $35.9 million, or 11%, to $366.7 million for the year ended December 31, 2019, compared to $330.9 million for the year ended December 31, 2018. The percentage leased was as follows for each segment as of December 31, 2019 and 2018:

	Percentage Leased (1) Year Ended December 31,
	2019	2018
Retail	97.8%	93.9%
Office	95.0%	90.9%
Multifamily	92.8%	93.6%
Mixed-Use (2)	97.9%	96.1%

(1)	The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2019 or December 31, 2018, as applicable.

(2)	Includes the retail portion of the mixed-use property only.
The increase in total property revenue was attributable primarily to the factors discussed below.

Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $34.3 million, or 11%, to $343.9 million for the year ended December 31, 2019, compared to $309.5 million for the year ended December 31, 2018. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	%	2019	2018	Change	%
Office	$137,380	$102,618	$34,762	34%	$115,300	$102,192	$13,108	13%
Retail	101,841	103,671	(1,830)	(2)%	86,856	87,256	(400)	—%
Multifamily	47,630	47,076	554	1	47,630	47,076	554	1
Mixed-Use	57,014	56,172	842	1	—	—	—	—
	$343,865	$309,537	$34,328	11%	$249,786	$236,524	$13,262	6%

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

Total office rental revenue increased $34.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had rental revenue of approximately $20.1 million during the period. The increase in total office rental revenue is also attributed to Torrey Point, which was placed into operations in August 2018, and had incremental rental revenue of $1.5 million during the period. Same-store office rental revenue increased $13.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to higher annualized base rents at The Landmark at One Market, City Center Bellevue, Lloyd District Portfolio and Torrey Reserve Campus.
Total retail rental revenue decreased $1.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the expiration of the Kmart lease at Waikele Center on June 30, 2018. Same-store retail rental revenue decreased $0.4 million primarily due to an increase in bad debt contra-revenue at Hassalo on Eighth - Retail.
Multifamily rental revenue increased $0.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the higher average base rent per unit of $2,077 during the year ended December 31, 2019 compared to $2,032 during the year ended December 31, 2018.
Mixed-use rental revenue increased $0.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to higher annualized base rents for retail tenants at our mixed-use property.
Other property income. Other property income increased $1.5 million, or 7%, to $22.9 million for the year ended December 31, 2019, compared to $21.3 million for the year ended December 31, 2018. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	%	2019	2018	Change	%
Office	$7,303	$9,744	$(2,441)	(25)%	$6,878	$8,350	$(1,472)	(18)%
Retail	5,763	1,881	3,882	206%	4,774	1,028	3,746	364%
Multifamily	3,436	3,551	(115)	(3)	3,436	3,551	(115)	(3)
Mixed-Use	6,374	6,154	220	4	—	—	—	—
	$22,876	$21,330	$1,546	7%	$15,088	$12,929	$2,159	17%
Office other property income decreased $2.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to lease termination fees in the prior period for tenants at Lloyd District Portfolio and Torrey Point. The decrease was partially offset by an increase in lease termination fees and parking garage income at City Center Bellevue and due to the acquisition of La Jolla Commons on June 20, 2019, which had parking garage income of approximately $0.4 million during the period.

Retail other property income increased $3.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the period. The increase was partially offset by a decrease in lease termination fees received in the prior period for tenants at Solana Beach Towne Centre, Del Monte Center and Geary Marketplace.
Multifamily other property income decreased $0.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a decrease in utility billings and late fees.
Mixed-use other property income increased $0.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in parking revenue at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $10.5 million, or 9%, to $132.0 million for the year ended December 31, 2019, compared to $121.5 million for the year ended December 31, 2018. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $5.5 million, or 6%, to $92.0 million for the year ended December 31, 2019, compared to $86.5 million for the year ended December 31, 2018. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	%	2019	2018	Change	%
Office	$26,881	$21,934	$4,947	23%	$23,312	$21,718	$1,594	7%
Retail	16,063	16,273	(210)	(1)%	12,695	12,790	(95)	(1)%
Multifamily	14,362	14,264	98	1	14,362	14,264	98	1
Mixed-Use	34,661	34,011	650	2	—	—	—	—
	$91,967	$86,482	$5,485	6%	$50,369	$48,772	$1,597	3%
Total office rental expenses increased $4.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had rental expenses of approximately $2.5 million during the period. The increase in total office rental expense is also attributed to Torrey Point, which was placed into operations in August 2018, and had incremental rental expenses of $0.8 million during the period. Same-store office rental expenses increased $1.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in the commercial rent tax at The Landmark at One Market and One Beach Street. The increase in same-store office rental expense was also attributed to higher janitorial services and utilities expenses at City Center Bellevue.
Total retail rental expenses decreased $0.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the absence of demolition costs for the former Kmart building at Waikele Center incurred in the prior period partially offset by the absence of contra-bad debt expense at Waikele Center. Same-store retail rental expenses decreased $0.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the absence of contra-bad debt expense at Waikele Center, and a decrease in pest control and utilities expenses during the period.
Mixed-use rental expenses increased $0.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in hotel room and marketing expenses at the hotel portion of our mixed-use property and an increase in landscaping expenses at the retail portion of our mixed-use property during the period.

Real Estate Taxes. Real estate tax expense increased $5.0 million, or 14%, to $40.0 million for the year ended December 31, 2019, compared to $35.0 million for the year ended December 31, 2018. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	%	2019	2018	Change	%
Office	$15,353	$11,926	$3,427	29%	$11,660	$11,516	$144	1%
Retail	14,570	13,805	765	6%	11,674	11,107	567	5%
Multifamily	6,501	6,177	324	5	6,501	6,177	324	5
Mixed-Use	3,589	3,065	524	17	—	—	—	—
	$40,013	$34,973	$5,040	14%	$29,835	$28,800	$1,035	4%
Total office real estate taxes increased $3.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had real estate taxes of approximately $3.0 million. The increase in office real estate taxes is also attributed to Torrey Point, which was placed into operations in August 2018, and had incremental real estate taxes of $0.2 million during the period. Same-store office real estate taxes increased $0.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in the assessed values of Torrey Reserve Campus, The Landmark at One Market and Lloyd District Portfolio.
Retail real estate taxes increased $0.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in the assessed values of Alamo Quarry Market, Carmel Mountain Plaza, and Waikele Center.
Multifamily real estate taxes increased $0.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in the assessed values of Pacific Ridge Apartments, Lomas Palisades, and Hassalo on Eighth - Multifamily.
Mixed-use real estate taxes increased $0.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in real estate taxes for the hotel portion of our mixed-use property that are assessed annually based on the hotel's room rates, which have increased from the prior year.
Property Operating Income.
Property operating income increased $25.3 million, or 12%, to $234.8 million for the year ended December 31, 2019, compared to $209.4 million for the year ended December 31, 2018. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	%	2019	2018	Change	%
Office	$102,449	$78,502	$23,947	31%	$87,206	$77,308	$9,898	13%
Retail	76,971	75,474	1,497	2	67,261	64,387	2,874	4
Multifamily	30,203	30,186	17	—	30,203	30,186	17	—
Mixed-Use	25,138	25,250	(112)	—	—	—	—	—
	$234,761	$209,412	$25,349	12%	$184,670	$171,881	$12,789	7%
Total office property operating income increased $23.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had property operating income of $15.1 million during the period. The increase in total office property operating income was partially offset by a decrease in lease termination fees in the prior period at Lloyd District Portfolio and Torrey Point. Same-store property operating income increased $9.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to higher annualized base rents at City Center Bellevue, The Landmark at One Market and Torrey Reserve Campus.

Retail property operating income increased $1.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza offset by the expiration of the Kmart lease at Waikele Center and an increase in bad debt contra-revenue at Hassalo at Eighth - Retail.
Multifamily property operating income increased $0.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the higher average base rent per unit offset by the increase in rental expense and real estate tax expenses.
Mixed-use property operating income decreased $0.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in hotel room and marketing expense at the hotel portion of our mixed-use property and landscaping expenses at the retail portion of our mixed-use property and an increase in real estate taxes.
Other
General and administrative. General and administrative expenses increased $2.1 million, or 9%, to $24.9 million for the year ended December 31, 2019, compared to $22.8 million for the year ended December 31, 2018. This increase was primarily due to an increase in employee related costs and travel expenses.
Depreciation and amortization. Depreciation and amortization expense decreased $10.9 million, or 10%, to $96.2 million for the year ended December 31, 2019, compared to $107.1 million for the year ended December 31, 2018. This decrease was primarily due to higher depreciation and amortization expense in the prior period at Waikele Center attributed to the redevelopment of the Kmart space and Lloyd District Portfolio attributed to acceleration of depreciation related to lease terminations. The decrease was offset by the acquisition of La Jolla Commons on June 20, 2019, which had depreciation and amortization of $11.9 million during the period and higher depreciation and amortization at City Center Bellevue due to tenant improvements that were put into service in 2019.
Interest expense. Interest expense increased $1.8 million, or 3%, to $54.0 million for the year ended December 31, 2019 compared with $52.2 million for the year ended December 31, 2018. This increase was primarily due to the closing of our offering of Series G Notes on July 30, 2019 and higher average outstanding balance on our line of credit during the first six months of 2019, offset by the repayment of our line of credit during the third quarter of 2019 and repayment of the property mortgages for Lomas Palisades during the first quarter of 2018, One Beach Street during the fourth quarter of 2018 and Torrey Reserve - North Court during the first quarter of 2019.
Gain on sale of real estate. Gain on sale of real estate of $0.6 million during the period relates to our sale of Solana Beach - Highway 101 on May 22, 2019.
Other Income (Expense), Net. Other (expense) income, net decreased $0.0 million, or 44%, to other expense, net of $0.1 million for the year ended December 31, 2019 compared to other income, net of $0.1 million for the year ended December 31, 2018, primarily due to an increase in income tax expense related to higher taxable income for our taxable REIT subsidiary during the period offset by an increase in interest and investment income attributed to higher cash balances during the period.
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

As of December 31, 2019, the company owned an approximate 78.5% partnership interest in the Operating Partnership. The remaining 21.5% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2019, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On May 27, 2015, the company entered into a new ATM equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million (the "2015 ATM Program"). As of December 31, 2019, the company has issued 6,930,002 shares of common stock at a weighted average price per share of $38.58 for gross cash proceeds of $267.4 million under the 2013 ATM Program and 2015 ATM Program, in the aggregate.
The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2019, the company had the capacity to issue up to an additional $132.6 million in shares of common stock under the 2015 ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2015 ATM Program.
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
Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2019 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,362,003	$51,003	$250,000	$111,000	$150,000	$100,000	$700,000
Interest payments	288,554	53,979	47,667	41,790	34,576	31,859	78,683
Operating lease	5,575	3,422	2,153	—	—	—	—
Tenant-related commitments	47,622	44,728	1,242	1,652	—	—	—
Construction-related commitments	9,946	9,946	—	—	—	—	—
Total	$1,713,700	$163,078	$301,062	$154,442	$184,576	$131,859	$778,683

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Total cash, cash equivalents, and restricted cash were $109.5 million and $57.3 million at December 31, 2019 and 2018, respectively.
Net cash provided by operating activities increased $17.3 million to $153.8 million for the year ended December 31, 2019, compared to $136.5 million for the year ended December 31, 2018. The increase in cash from operations was primarily due to the increase in rental income from The Landmark at One Market and City Center Bellevue, the acquisition of La Jolla Commons, which was acquired on June 20, 2019 and changes in operating assets and liabilities.
Net cash used in investing activities increased $534.8 million to $599.2 million for the year ended December 31, 2019, compared to $64.3 million for the year ended December 31, 2018. The increase was primarily due to the acquisition of La Jolla Commons on June 20, 2019.
Net cash provided by financing activities was $497.5 million for the year ended December 31, 2019, compared to net cash used in financing activities of $106.8 million for the year ended December 31, 2018. The increase in cash provided by financing activities was primarily due to the underwritten public offering that settled on June 14, 2019 and the closing of the Series G Notes issued on July 30, 2019.

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
The following is a reconciliation of our NOI to net income for the years ended December 31, 2019, 2018 and 2017 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net operating income	$234,761	$209,412	$198,306
General and administrative	(24,871)	(22,784)	(21,382)
Depreciation and amortization	(96,205)	(107,093)	(83,278)
Interest expense	(54,008)	(52,248)	(53,848)
Gain on sale of real estate	633	—	—
Other income (expense), net	(122)	(85)	334
Net income	$60,188	$27,202	$40,132
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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2019, 2018 and 2017 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2019	2018	2017
Net income	$60,188	$27,202	$40,132
Plus: Real estate depreciation and amortization	96,205	107,093	83,278
Less: Gain on sale of real estate	(633)	—	—
Funds from operations, as defined by NAREIT	$155,760	$134,295	$123,410
Less: Nonforfeitable dividends on restricted stock awards	(376)	(305)	(236)
FFO attributable to common stock and units	$155,384	$133,990	$123,174
FFO per diluted share/unit	$2.20	$2.09	$1.92
Weighted average number of common shares and units, diluted (1)	70,788,597	64,139,437	64,089,921

(1)
For the years ended December 31, 2019, 2018 and 2017 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2019, we had $1.112 billion of fixed-rate debt outstanding with an estimated fair value of $1.142 billion. If interest rates at December 31, 2019 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $3.4 million. If interest rates at December 31, 2019 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $26.0 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2019, we had $250.0 million of variable rate debt outstanding. We have entered into term loans that have interest rates that contain both fixed and variable components. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately nil with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately nil with a corresponding increase in our net income and cash flows for the year.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2019.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(b) See Exhibit Index
(c) Not Applicable

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3(2)	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
4.2*	Description of Securities
10.1(3)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(3)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. 2011 Equity Incentive Award Plan
10.4(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.5*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(3)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.7(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.8(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.9(3)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.10(4)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.
10.11(4)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.
10.12*	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of December 5, 2019.
10.13(5)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.14(5)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.15(5)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.16(6)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
10.17(7)
Joinder and First Amendment to Term Loan Agreement, dated as of May 2, 2016, among American Assets Trust, Inc., the American Assets Trust, L.P., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.

10.18(8)	Note Purchase Agreement, dated as of March 1, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series D)
10.19(9)
Purchase Agreement and Escrow Instructions between CP III Pacific Ridge RF, LLC, CP III Pacific Ridge Solar, LLC, collectively as Seller, and American Assets Trust, Inc., as Purchaser, dated March 24, 2017

10.20(10)	Note Purchase Agreement, dated as of May 23, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)
10.21(10)
Second Amendment to the Amended and Restated Credit Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other entities named therein.

10.22(10)
Second Amendment to the Term Loan Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, U.S. Bank National Association, as Administrative Agent, and the other entities named therein.

Exhibit No.	Description
10.23(10)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as if October 31, 2014, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

10.24(10)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as of March 1, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

10.25(11)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series F)
10.26(12)
Second Amended and Restated Credit Agreement dated January 9, 2018, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.27(12)
Third Amendment to Term Loan Agreement dated January 9, 2018, by and among the company, the Operating Partnership, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

10.28(13)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and RBC Capital Markets, LLC
10.29(13)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated
10.30(13)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Morgan Stanley & Co, LLC
10.31(13)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Wells Fargo Securities, LLC
10.32(13)	Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Mizuho Securities USA LLC
10.33(14)
First Amendment to Second Amended and Restated Credit Agreement dated January 9, 2019, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.34(15)	Note Purchase Agreement, dated as of July 30, 2019, by and among the Company, the Operating Partnership, and the purchasers named therein.
10.35(16)
Contract for Purchase and Sale between HSPF La Jolla Commons I Investors LLC, HSPF La Jolla Commons II Investors LLC and HSPF La Jolla Commons III Investors LLC, collectively as Seller, and the Company, as Purchaser, dated June 10, 2019

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)
Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.

(3)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.

(4)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(5)	Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.

(6)	Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.

(7)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2016.

(8)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017.

(9)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.

(10)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.

(11)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2017.

(12)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2018.

(13)	Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018.

(14)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2019.

(15)	Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2019.

(16)	Incorporated herein by reference to American Assets Trust, Inc's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 14th day of February, 2020.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board, President and Chief Executive Officer	February 14, 2020
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 14, 2020
Robert F. Barton

/s/ JOY L. SCHAEFER	Director	February 14, 2020
Joy L. Schaefer

/s/ DUANE A. NELLES	Director	February 14, 2020
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 14, 2020
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 14, 2020
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.5 billion as of December 31, 2019. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2019.

Auditing the Company's impairment assessment for real estate properties is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indictors of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s property impairment review process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for tenants or groups of tenants with large reserved balances or upcoming lease expirations that occupy a substantial portion of any particular property and searched for significant declines in operating results of any particular property due to occupancy changes, tenant bankruptcies, environmental issues, adverse changes in legal factors or natural disasters.

Property asset acquisition
Description of the Matter
On June 20, 2019, the Company acquired La Jolla Commons, consisting of two office buildings, an entitled development parcel and two parking structures, for a purchase price of approximately $525 million, less seller credits of (i) approximately $11.5 million for speculative lease-up, (ii) approximately $4.2 million for assumed contractual liabilities (iii) and approximately $1.7 million for closing prorations, excluding closing costs of approximately $0.2 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for the purchase of La Jolla Commons as an asset acquisition in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. For acquired operating real estate properties, such as La Jolla Commons, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and tangible assets and liabilities acquired, if any.

Auditing the Company’s accounting for its acquisition of La Jolla Commons was complex and highly judgmental due to the significant judgment required in determining estimated fair values, replacement cost and appraised values of the acquired land and buildings and intangible assets such as in-place leases. The significant judgment was primarily due to (1) the judgmental nature of inputs, including discount rate, capitalization rates, cost multipliers and various market assumptions such as market rental rates, (2) the complexity of the models used to allocate the cost of the acquisition to the assets acquired and liabilities assumed, including income, sales comparison and cost approach models and (3) the sensitivity of the respective values to the underlying significant assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions process. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisition of La Jolla Commons included, among other procedures, reading the purchase agreement and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rate, capitalization rates, cost multipliers and various market assumptions such as market rental rates with external market data sources. Furthermore, we compared assumptions about future projections with historical results of the acquired property. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Diego, California
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.5 billion as of December 31, 2019. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2019.

Auditing the Company's impairment assessment for real estate properties is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indictors of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s property impairment review process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for tenants or groups of tenants with large reserved balances or upcoming lease expirations that occupy a substantial portion of any particular property and searched for significant declines in operating results of any particular property due to occupancy changes, tenant bankruptcies, environmental issues, adverse changes in legal factors or natural disasters.

Property asset acquisition
Description of the Matter
On June 20, 2019, the Company acquired La Jolla Commons, consisting of two office buildings, an entitled development parcel and two parking structures, for a purchase price of approximately $525 million, less seller credits of (i) approximately $11.5 million for speculative lease-up, (ii) approximately $4.2 million for assumed contractual liabilities (iii) and approximately $1.7 million for closing prorations, excluding closing costs of approximately $0.2 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for the purchase of La Jolla Commons as an asset acquisition in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. For acquired operating real estate properties, such as La Jolla Commons, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and tangible assets and liabilities acquired, if any.

Auditing the Company’s accounting for its acquisition of La Jolla Commons was complex and highly judgmental due to the significant judgment required in determining estimated fair values, replacement cost and appraised values of the acquired land and buildings and intangible assets such as in-place leases. The significant judgment was primarily due to (1) the judgmental nature of inputs, including discount rate, capitalization rates, cost multipliers and various market assumptions such as market rental rates, (2) the complexity of the models used to allocate the cost of the acquisition to the assets acquired and liabilities assumed, including income, sales comparison and cost approach models and (3) the sensitivity of the respective values to the underlying significant assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions process. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisition of La Jolla Commons included, among other procedures, reading the purchase agreement and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rate, capitalization rates, cost multipliers and various market assumptions such as market rental rates with external market data sources. Furthermore, we compared assumptions about future projections with historical results of the acquired property. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 14, 2020

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2019	December 31, 2018
ASSETS
Real estate, at cost
Operating real estate	$3,096,886	$2,549,571
Construction in progress	91,264	71,228
Held for development	547	9,392
	3,188,697	2,630,191
Accumulated depreciation	(665,222)	(590,338)
Net real estate	2,523,475	2,039,853
Cash and cash equivalents	99,303	47,956
Restricted cash	10,148	9,316
Accounts receivable, net	12,016	9,289
Deferred rent receivables, net	52,171	39,815
Other assets, net	93,220	52,021
TOTAL ASSETS	$2,790,333	$2,198,250
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable	$161,879	$182,572
Unsecured notes payable	1,195,780	1,045,863
Unsecured line of credit	—	62,337
Accounts payable and accrued expenses	62,576	46,616
Security deposits payable	8,316	8,844
Other liabilities and deferred credits	68,110	49,547
Total liabilities	1,496,661	1,395,779
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,068,228 and 47,335,409 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	601	474
Additional paid-in capital	1,452,014	920,661
Accumulated dividends in excess of net income	(144,378)	(128,778)
Accumulated other comprehensive income	5,680	10,620
Total American Assets Trust, Inc. stockholders' equity	1,313,917	802,977
Noncontrolling interests	(20,245)	(506)
Total equity	1,293,672	802,471
TOTAL LIABILITIES AND EQUITY	$2,790,333	$2,198,250
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
REVENUE:
Rental income	$343,865	$309,537	$298,803
Other property income	22,876	21,330	16,180
Total revenue	366,741	330,867	314,983
EXPENSES:
Rental expenses	91,967	86,482	84,006
Real estate taxes	40,013	34,973	32,671
General and administrative	24,871	22,784	21,382
Depreciation and amortization	96,205	107,093	83,278
Total operating expenses	253,056	251,332	221,337
OPERATING INCOME	113,685	79,535	93,646
Interest expense	(54,008)	(52,248)	(53,848)
Gain on sale of real estate	633	—	—
Other income (expense), net	(122)	(85)	334
NET INCOME	60,188	27,202	40,132
Net income attributable to restricted shares	(381)	(311)	(241)
Net income attributable to unitholders in the Operating Partnership	(14,089)	(7,205)	(10,814)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$45,718	$19,686	$29,077
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.84	$0.42	$0.62
Weighted average shares of common stock outstanding - basic	54,110,949	46,950,812	46,715,520
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.84	$0.42	$0.62
Weighted average shares of common stock outstanding - diluted	70,786,132	64,136,559	64,087,250

COMPREHENSIVE INCOME
Net income	$60,188	$27,202	$40,132
Other comprehensive (loss) gain - unrealized (loss) gain on swap derivative during the period	(5,571)	120	386
Reclassification of amortization of forward starting swap included in interest expense	(1,304)	(1,279)	(1,114)
Comprehensive income	53,313	26,043	39,404
Comprehensive income attributable to noncontrolling interest	(12,301)	(6,877)	(10,433)
Comprehensive income attributable to American Assets Trust, Inc.	$41,012	$19,166	$28,971

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2016	45,732,109	$457	$874,597	$(77,296)	$11,798	$28,995	$838,551
Net income	—	—	—	29,318	—	10,814	40,132
Common shares issued	700,000	7	29,866	—	—	—	29,873
Issuance of restricted stock	150,098	2	(2)	—	—	—	—
Forfeiture of restricted stock	(48,624)	—	—	—	—	—	—
Conversion of operating partnership units	693,842	7	10,752	—	—	(10,759)	—
Dividends declared and paid	—	—	—	(49,302)	—	(18,235)	(67,537)
Stock-based compensation	—	—	4,735	—	—	—	4,735
Shares withheld for employee taxes	(22,837)	—	(882)	—	—	—	(882)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(7,310)	(2,971)	(10,281)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	7,775	2,892	10,667
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(812)	(302)	(1,114)
Balance at December 31, 2017	47,204,588	473	919,066	(97,280)	11,451	10,434	844,144
Net income	—	—	—	19,997	—	7,205	27,202
Common shares issued	—	—	—	—	—	—	—
Issuance of restricted stock	205,110	2	(2)	—	—	—	—
Forfeiture of restricted stock	(78,975)	(1)	1	—	—	—	—
Conversion of operating partnership units	17,372	—	(916)	—	—	916	—
Dividends declared and paid	—	—	—	(51,495)	—	(18,733)	(70,228)
Stock-based compensation	—	—	3,039	—	—	—	3,039
Shares withheld for employee taxes	(12,686)	—	(527)	—	—	—	(527)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	105	15	120
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(936)	(343)	(1,279)
Balance at December 31, 2018	47,335,409	474	920,661	(128,778)	10,620	(506)	802,471
Net income	—	—	—	46,099	—	14,089	60,188
Common shares issued	11,871,552	118	515,236	—	—	—	515,354
Issuance of restricted stock	173,008	2	(2)	—	—	—	—
Forfeiture of restricted stock	(70,641)	(1)	1	—	—	—	—
Conversion of operating partnership units	787,060	8	12,979	—	148	(13,135)	—
Dividends declared and paid	—	—	—	(61,699)	—	(18,906)	(80,605)

Stock-based compensation	—	—	4,477	—	—	—	4,477
Shares withheld for employee taxes	(28,160)	—	(1,338)	—	—	—	(1,338)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(4,482)	(1,602)	(6,084)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	392	121	513
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(998)	(306)	(1,304)
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	$1,293,672

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$60,188	$27,202	$40,132
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(6,985)	(1,157)	(2,547)
Depreciation and amortization	96,205	107,093	83,278
Amortization of debt issuance costs and debt fair value adjustments	1,467	1,530	3,058
Gain on sale of real estate	(633)	—	—
Stock-based compensation expense	4,477	3,039	4,735
Settlement of forward interest rate swap agreement	513	—	10,667
Lease termination income	(4,518)	—	—
Other noncash interest expense	(1,304)	(1,279)	(1,114)
Other, net	6,497	383	901
Changes in operating assets and liabilities
Change in accounts receivable	(1,071)	(336)	(1,116)
Change in other assets	(2,420)	(227)	(499)
Change in accounts payable and accrued expenses	5,956	(3,297)	7,632
Change in security deposits payable	(971)	2,274	456
Change in other liabilities and deferred credits	(3,585)	1,282	270
Net cash provided by operating activities	153,816	136,507	145,853
INVESTING ACTIVITIES
Acquisition of real estate, net	(507,780)	—	(278,141)
Capital expenditures	(88,327)	(54,411)	(47,496)
Proceeds from sale of real estate, net of selling costs	8,191	—	—
Leasing commissions	(11,267)	(9,936)	(4,927)
Net cash used in investing activities	(599,183)	(64,347)	(330,564)
FINANCING ACTIVITIES
Repayment of secured notes payable	(20,762)	(97,124)	(167,139)
Proceeds from unsecured line of credit	59,000	84,000	173,000
Repayment of unsecured line of credit	(123,000)	(20,000)	(193,000)
Proceeds from issuance of unsecured notes payable	150,000	—	450,000
Debt issuance costs	(1,103)	(2,727)	(2,401)
Proceeds from issuance of common stock, net	515,354	(236)	29,873
Dividends paid to common stock and unitholders	(80,605)	(70,228)	(67,537)
Shares withheld for employee taxes	(1,338)	(527)	(882)
Net cash provided by (used in) financing activities	497,546	(106,842)	221,914
Net increase (decrease) in cash, cash equivalents and restricted cash	52,179	(34,682)	37,203
Cash, cash equivalents and restricted cash, beginning of year	57,272	91,954	54,751
Cash, cash equivalents and restricted cash, end of year	$109,451	$57,272	$91,954
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2019	2018	2017
Cash and cash equivalents	$99,303	$47,956	$82,610
Restricted cash	10,148	9,316	9,344
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$109,451	$57,272	$91,954
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2019	2018

ASSETS
Real estate, at cost
Operating real estate	$3,096,886	$2,549,571
Construction in progress	91,264	71,228
Held for development	547	9,392
	3,188,697	2,630,191
Accumulated depreciation	(665,222)	(590,338)
Net real estate	2,523,475	2,039,853
Cash and cash equivalents	99,303	47,956
Restricted cash	10,148	9,316
Accounts receivable, net	12,016	9,289
Deferred rent receivables, net	52,171	39,815
Other assets, net	93,220	52,021
TOTAL ASSETS	$2,790,333	$2,198,250
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable	$161,879	$182,572
Unsecured notes payable	1,195,780	1,045,863
Unsecured line of credit	—	62,337
Accounts payable and accrued expenses	62,576	46,616
Security deposits payable	8,316	8,844
Other liabilities and deferred credits	68,110	49,547
Total liabilities	1,496,661	1,395,779
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,390,548 and 17,177,608 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	(22,281)	(4,477)
General partner's capital, 60,068,228 and 47,335,409 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,308,237	792,357
Accumulated other comprehensive income	7,716	14,591
Total capital	1,293,672	802,471
TOTAL LIABILITIES AND CAPITAL	$2,790,333	$2,198,250
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2019	2018	2017
REVENUE:
Rental income	$343,865	$309,537	$298,803
Other property income	22,876	21,330	16,180
Total revenue	366,741	330,867	314,983
EXPENSES:
Rental expenses	91,967	86,482	84,006
Real estate taxes	40,013	34,973	32,671
General and administrative	24,871	22,784	21,382
Depreciation and amortization	96,205	107,093	83,278
Total operating expenses	253,056	251,332	221,337
OPERATING INCOME	113,685	79,535	93,646
Interest expense	(54,008)	(52,248)	(53,848)
Gain on sale of real estate	633	—	—
Other income (expense), net	(122)	(85)	334
NET INCOME	60,188	27,202	40,132
Net income attributable to restricted shares	(381)	(311)	(241)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$59,807	$26,891	$39,891
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.84	$0.42	$0.62
Weighted average units outstanding, basic	70,786,132	64,136,559	64,087,250
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.84	$0.42	$0.62
Weighted average units outstanding, diluted	70,786,132	64,136,559	64,087,250

DISTRIBUTIONS PER UNIT	$1.14	$1.09	$1.05

COMPREHENSIVE INCOME
Net income	$60,188	$27,202	$40,132
Other comprehensive (loss) gain - unrealized (loss) gain on swap derivative during the period	(5,571)	120	386
Reclassification of amortization of forward starting swap included in interest expense	(1,304)	(1,279)	(1,114)
Comprehensive income	53,313	26,043	39,404
Comprehensive income attributable to Limited Partners	(12,301)	(6,877)	(10,433)
Comprehensive income attributable to General Partner	$41,012	$19,166	$28,971

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2016	17,888,822	$24,315	45,732,109	$797,758	$16,478	$838,551
Net income	—	10,814	—	29,318	—	40,132
Contributions from American Assets Trust, Inc.	—	—	700,000	29,873	—	29,873
Conversion of operating partnership units	(693,842)	(10,759)	693,842	10,759	—	—
Issuance of restricted units	—	—	150,098	—	—	—
Forfeiture of restricted units	—	—	(48,624)	—	—	—
Distributions	—	(18,235)	—	(49,302)	—	(67,537)
Stock-based compensation	—	—	—	4,735	—	4,735
Units withheld for employee taxes	—	—	(22,837)	(882)	—	(882)
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(10,281)	(10,281)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	10,667	10,667
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(1,114)	(1,114)
Balance at December 31, 2017	17,194,980	6,135	47,204,588	822,259	15,750	844,144
Net income	—	7,205	—	19,997	—	27,202
Conversion of operating partnership units	(17,372)	916	17,372	(916)	—	—
Issuance of restricted units	—	—	205,110	—	—	—
Forfeiture of restricted units	—	—	(78,975)	—	—	—
Distributions	—	(18,733)	—	(51,495)	—	(70,228)
Stock-based compensation	—	—	—	3,039	—	3,039
Units withheld for employee taxes	—	—	(12,686)	(527)	—	(527)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	120	120
Reclassification of amortization of forward starting swap included in interest expense	—	—	—	—	(1,279)	(1,279)
Balance at December 31, 2018	17,177,608	(4,477)	47,335,409	792,357	14,591	802,471
Net income	—	14,089	—	46,099	—	60,188
Contributions from American Assets Trust, Inc.	—	—	11,871,552	515,354	—	515,354
Conversion of operating partnership units	(787,060)	(12,987)	787,060	12,987	—	—
Issuance of restricted units	—	—	173,008	—	—	—
Forfeiture of restricted units	—	—	(70,641)	—	—	—
Distributions	—	(18,906)	—	(61,699)	—	(80,605)
Stock-based compensation	—	—	—	4,477	—	4,477
Units withheld for employee taxes	—	—	(28,160)	(1,338)	—	(1,338)

Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(6,084)	(6,084)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	513	513
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(1,304)	(1,304)
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$60,188	$27,202	$40,132
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(6,985)	(1,157)	(2,547)
Depreciation and amortization	96,205	107,093	83,278
Amortization of debt issuance costs and debt fair value adjustments	1,467	1,530	3,058
Gain on sale of real estate	(633)	—	—
Stock-based compensation expense	4,477	3,039	4,735
Settlement of forward interest rate swap agreement	513	—	10,667
Lease termination income	(4,518)	—	—
Other noncash interest expense	(1,304)	(1,279)	(1,114)
Other, net	6,497	383	901
Changes in operating assets and liabilities
Change in accounts receivable	(1,071)	(336)	(1,116)
Change in other assets	(2,420)	(227)	(499)
Change in accounts payable and accrued expenses	5,956	(3,297)	7,632
Change in security deposits payable	(971)	2,274	456
Change in other liabilities and deferred credits	(3,585)	1,282	270
Net cash provided by operating activities	153,816	136,507	145,853
INVESTING ACTIVITIES
Acquisition of real estate, net	(507,780)	—	(278,141)
Capital expenditures	(88,327)	(54,411)	(47,496)
Proceeds from sale of real estate, net of selling costs	8,191	—	—
Leasing commissions	(11,267)	(9,936)	(4,927)
Net cash used in investing activities	(599,183)	(64,347)	(330,564)
FINANCING ACTIVITIES
Repayment of secured notes payable	(20,762)	(97,124)	(167,139)
Proceeds from unsecured line of credit	59,000	84,000	173,000
Repayment of unsecured line of credit	(123,000)	(20,000)	(193,000)
Proceeds from issuance of unsecured notes payable	150,000	—	450,000
Debt issuance costs	(1,103)	(2,727)	(2,401)
Contributions from American Assets Trust, Inc.	515,354	(236)	29,873
Distributions	(80,605)	(70,228)	(67,537)
Shares withheld for employee taxes	(1,338)	(527)	(882)
Net cash provided by (used in) financing activities	497,546	(106,842)	221,914
Net increase (decrease) in cash, cash equivalents and restricted cash	52,179	(34,682)	37,203
Cash, cash equivalents and restricted cash, beginning of year	57,272	91,954	54,751
Cash, cash equivalents and restricted cash, end of year	$109,451	$57,272	$91,954
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2019	2018	2017
Cash and cash equivalents	$99,303	$47,956	$82,610
Restricted cash	10,148	9,316	9,344
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$109,451	$57,272	$91,954
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
We are a vertically integrated and self-administered REIT with 206 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2019, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2019, we owned land at three of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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

Held for Development and Construction in Progress
La Jolla Commons - Land
Solana Crossing – Land
Lloyd District Portfolio – Construction in Progress

Basis of Presentation
Our consolidated financial statements include the accounts of the company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to conform to current period presentation.
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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information
Total interest costs incurred	$54,636	$53,736	$55,418
Interest capitalized	$628	$1,488	$1,570
Interest expense	$54,008	$52,248	$53,848
Cash paid for interest, net of amounts capitalized	$51,975	$52,632	$47,473
Cash paid for income taxes	$971	$462	$461
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$25,413	$14,440	$6,863
Accrued leasing commissions	$3,345	$5,229	$1,694
Reduction to capital for prepaid equity financing costs	$—	$241	$—
Building recorded in termination of ground lease	$4,518	$—	$—

Revenue Recognition and Accounts Receivable
Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed rent escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, based on management's assessment of credit, collection and other business risks. When we determine that we are the owner of tenant improvements and the tenant has reimbursed us for a portion or all of the tenant improvement costs, we consider the amount paid to be additional rent, which is recognized on a straight-line basis over the term of the related lease. For first generation tenants, in instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant is the owner of tenant improvements, tenant allowances are recorded as lease incentives and we commence revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred.
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.5 million, $3.6 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. If our assessment of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.
At December 31, 2019 and December 31, 2018, our allowance for doubtful accounts was $1.2 million and $0.6 million, respectively. Our allowance for deferred rent receivables at December 31, 2019 and December 31, 2018 was $0.5 million and $0.3 million, respectively. Total bad debt expense was $1.8 million, $0.8 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total bad debt expense for the year ended December 31, 2019 was included as a reduction to rental income on the statement of income while the total bad debt expense for the years ended December 31, 2018 and 2017 were included in rental income on the statement of income.

Effective January 1, 2018, (upon the adoption of ASU 2014-09, Revenue from Contracts with Customers) sales of real estate are recognized generally upon the transfer of control, which usually occurs when the real estate is legally sold. Prior to January 1, 2018, sales of real estate were recognized only when sufficient down payments had been obtained, possession and other attributes of ownership had been transferred to the buyer and we had no significant continuing involvement. The application of these criteria can be complex and required us to make assumptions. We believe the relevant criteria were met for all real estate sold during the periods presented.

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years.

Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2019, 2018 and 2017, real estate depreciation expense was $85.3 million, $99.6 million and $70.2 million, respectively.
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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the years ended December 31, 2019, 2018 and 2017.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2019 and December 31, 2018, we had $36.2 million and $42.4 million, respectively, in excess of the FDIC insured limit. At December 31, 2019 and December 31, 2018, we had $52.5 million and $0.2 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. At December 31, 2019 and 2018, we had $10.1 million and $9.3 million, respectively, in restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2019 and December 31, 2018 we had no investments in real estate joint ventures, and no other interests in VIEs to be evaluated for consolidated.
Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. We measure stock-based compensation expense based on the fair value of the award on the grant date and recognize the expense ratably over the vesting period.

Modifications of stock-based compensation awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original option measured immediately before its terms are modified. For the year ended December 31, 2017, we incurred incremental compensation cost of approximately $2.2 million related to the discretionary vesting of previously granted restricted stock awards that did not meet the original vesting criteria. For the years ended December 31, 2019 and 2018, there were no modifications of stock-based compensation awards.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. This ASU significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases.

We adopted the provisions of ASU No. 2016-02 effective January 1, 2019 using the modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component would be classified as an operating lease. The company elected the practical expedient, which allows the company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. Due to our election of the practical expedient approach, for the year ended December 31, 2019, approximately $38.4 million of non-lease components are combined with lease rental income. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with previous GAAP (Topic 840). The company elected this practical expedient as well. Further, bad debt expense, which has previously been recorded in rental expenses, has now been classified as a contra-revenue account in rental income in the company’s consolidated statements of comprehensive income beginning in the year ended December 31, 2019.

We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $7.7 million of right-of-use assets and lease liabilities for the year ended December 31, 2019. Effective January 1, 2019, approximately $0.8 million of deferred rent expense was reclassified to lease liability within the other liabilities and deferred credits, net. As of December 31, 2019, the remaining contractual payments under lease agreements for which the company is the lessee aggregated approximately $5.6 million.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Topics. The pronouncement requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. The pronouncement is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU 2018-19,
Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of the pronouncement. We evaluated the impact this pronouncement will have on our consolidated financial statements and do not believe that the pronouncement will have a material impact on our consolidated financial statements as the majority of our receivables are derived from operating leases and are excluded from this standard.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2019
Land	$254,016	$225,238	$72,668	$76,635	$628,557
Buildings	523,645	1,132,990	390,379	126,726	2,173,740
Land improvements	46,335	11,097	7,106	2,606	67,144
Tenant improvements	87,707	151,662	—	2,252	241,621
Furniture, fixtures, and equipment	911	3,065	14,995	7,187	26,158
Construction in progress	6,487	35,397	2,212	7,381	51,477	(1)
	919,101	1,559,449	487,360	222,787	3,188,697
Accumulated depreciation	(294,189)	(241,595)	(86,208)	(43,230)	(665,222)
Net real estate	$624,912	$1,317,854	$401,152	$179,557	$2,523,475
December 31, 2018
Land	$262,860	$143,467	$72,668	$76,635	$555,630
Buildings	516,566	743,474	389,831	125,859	1,775,730
Land improvements	43,412	8,825	6,778	2,606	61,621
Tenant improvements	70,210	91,612	—	1,918	163,740
Furniture, fixtures, and equipment	570	2,671	13,844	6,826	23,911
Construction in progress	8,598	39,511	854	596	49,559	(1)
	902,216	1,029,560	483,975	214,440	2,630,191
Accumulated depreciation	(273,482)	(206,986)	(71,933)	(37,937)	(590,338)
Net real estate	$628,734	$822,574	$412,042	$176,503	$2,039,853

(1) Land related to held for development and construction in progress is included in the Held for Development and Construction in Progress classifications on the consolidated balance sheets.
Dispositions
On May 22, 2019, we sold Solana Beach – Highway 101. The property is located in Solana Beach, California and was previously included in our retail segment. The sales price of this property was approximately $9.4 million, less costs to sell, and resulted in net proceeds to us of approximately $9.4 million. Accordingly, we recorded a gain on sale of approximately $0.6 million and nil for the years ended December 31, 2019 and 2018, respectively.

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
On June 20, 2019, we acquired La Jolla Commons, consisting of two office towers totaling approximately 724,000 square feet, an entitled development parcel and two parking structures, located in San Diego, California. The acquisition was classified as an asset acquisition with a purchase price of approximately $525 million, less seller credits of (i) approximately $11.5 million for speculative lease-up, (ii) approximately $4.2 million for assumed contractual liabilities (iii) and approximately $1.7 million for closing prorations, excluding closing costs of approximately $0.2 million. The property was acquired with proceeds from an underwritten public offering and borrowings under the company's Second Amended and Restated Credit Facility (defined herein).
The financial information set forth below summarizes the company’s purchase price allocations for La Jolla Commons during the year ended December 31, 2019 (in thousands):

La Jolla Commons
Land	$82,759
Building	361,471
Land improvements	1,359
Furniture, fixtures, and equipment	30,822
Total real estate	476,411
Lease intangibles	40,082
Prepaid expenses and other assets	13
Assets acquired	$516,506
Accounts payable and accrued expenses	$3,578
Security deposits payable	443
Other liabilities and deferred credits	3,817
Liabilities assumed	$7,838

The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. The remaining weighted average amortization period as of December 31, 2019, is 8.2 years.

The following table summarizes the operating results for the La Jolla Commons included in the company’s historical consolidated statement of comprehensive income and in the office segment for the period of acquisition through December 31, 2019 (in thousands):

June 20, 2019 through December 31, 2019
Revenues	$20,579
Operating expenses	$18,140
Operating income	$2,439
Net income attributable to American Assets Trust, Inc.	$2,650

Pro Forma Financial Information (Unaudited)

The pro forma financial information set forth below is based upon the company’s historical consolidated statements of operations for the year ended December 31, 2019 and 2018, adjusted to give effect to the acquisition of La Jolla Commons, described above, as if such transaction had been completed on January 1, 2018. The pro forma financial information includes adjustments to depreciation expense for acquired property and equipment and adjustments to amortization charges for acquired intangible assets and liabilities. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2018, nor does it purport to represent the results of future operations (in thousands).

	Year Ended December 31, 2019		Year Ended December 31, 2018
	As Reported	ProForma	As Reported	ProForma
Total revenue	$366,741	$383,125	$330,867	$365,326
Total operating expenses	$253,056	$264,107	$251,332	$281,253
Operating income	$113,685	$119,018	$79,535	$84,073
Net income	$60,188	$64,278	$27,202	$30,662

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2019	December 31, 2018
In-place leases	$63,896	$40,884
Accumulated amortization	(32,672)	(34,603)
Above market leases	7,534	11,963
Accumulated amortization	(7,351)	(11,445)
Acquired lease intangible assets, net	$31,407	$6,799
Below market leases	$62,126	$63,172
Accumulated accretion	(36,674)	(37,220)
Acquired lease intangible liabilities, net	$25,452	$25,952

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.8 million, $3.6 million and $3.3 million in 2019, 2018 and 2017, respectively. The remaining weighted-average amortization period as of December 31, 2019, is 8.5 years, 4.6 years and 11.0 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $12.3 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 8.9 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Amortization of in-place leases	$(4,762)	$(2,090)	$(8,769)
Amortization of above market leases	(345)	(660)	(934)
Amortization of below market leases	4,131	4,230	4,239
Net income (loss)	$(976)	$1,480	$(5,464)

As of December 31, 2019, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2020	$4,903	$62	$3,382
2021	4,244	28	3,148
2022	3,589	28	2,579
2023	3,363	27	2,329
2024	3,178	24	2,038
Thereafter	11,947	14	11,976
	$31,224	$183	$25,452

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of our deferred compensation liability and interest rate swap liability. We measure the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2019 and 2018. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,669	$—	$1,669	$—	$1,424	$—	$1,424
Interest rate swap asset	$—	$434	$—	$434	$—	$6,002	$—	$6,002
Interest rate swap liability	$—	$1,317	$—	$1,317	$—	$801	$—	$801

The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 2.9% to 4.1%.
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

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$161,879	$166,885	$182,572	$183,253
Unsecured term loan	$248,864	$250,000	$248,765	$250,000
Unsecured senior guaranteed notes	$946,916	$975,291	$797,098	$790,267
Unsecured line of credit	$—	$—	$62,337	$64,000

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Leasing commissions, net of accumulated amortization of $30,775 and $28,597, respectively	$42,539	$28,796
Interest rate swap asset	434	6,002
Acquired above market leases, net	183	518
Acquired in-place leases, net	31,224	6,281
Lease incentives, net of accumulated amortization of $565 and $299, respectively	2,603	747
Other intangible assets, net of accumulated amortization of $1,031 and $981, respectively	2,893	2,994
Debt issuance costs, net of accumulated amortization of $814 and $0, respectively	1,256	—
Right-of-use lease asset, net	4,863	—
Prepaid expenses, deposits and other	7,225	6,683
Total other assets	$93,220	$52,021

Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Acquired below market leases, net	$25,452	$25,952
Prepaid rent and deferred revenue	16,969	11,634
Interest rate swap liability	1,317	801
Straight-line rent liability	16,903	7,393
Deferred rent expense and lease intangible	28	2,210
Deferred compensation	1,669	1,424
Deferred tax liability	332	93
Lease liability	5,380	—
Other liabilities	60	40
Total other liabilities and deferred credits, net	$68,110	$49,547

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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2019 and December 31, 2018 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2019	December 31, 2018	as of December 31, 2019
Torrey Reserve—North Court (1)(2)	—	19,620	7.22%	June 1, 2019
Torrey Reserve—VCI, VCII, VCIII (2)	6,498	6,635	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (2)	10,270	10,502	5.91%	June 1, 2020
Solana Beach Towne Centre (2)	34,235	35,008	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	162,003	182,765
Debt issuance costs, net of accumulated amortization of $449 and $671, respectively	(124)	(193)
Total Secured Notes Payable	$161,879	$182,572

(1)	Loan repaid in full, without premium or penalty, on March 1, 2019.

(2)	Principal payments based on a 30-year amortization schedule.

(3)	Interest only.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2019, we were in compliance with all loan covenants.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2019 and December 31, 2018 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2019	December 31, 2018	as of December 31, 2019
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2021
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	—	3.91%	(8)	July 30, 2030
	1,200,000	1,050,000
Debt issuance costs, net of accumulated amortization of $7,835 and $6,844, respectively	(4,220)	(4,137)
Total Unsecured Notes Payable	$1,195,780	$1,045,863

(1)
The company has entered into an interest rate swap agreement that is intended to fix the interest rate associated with the Term Loan at approximately 3.08% through its maturity date and extension options, subject to adjustments based on the Operating Partnership's consolidated leverage ratio.

(2)
The company entered into a one month forward-starting seven years swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million (see Note 8). The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

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

On March 1, 2016, the Operating Partnership entered into a Term Loan Agreement with each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent (as amended, the “Term Loan Agreement”). The Term Loan Agreement provides for a new, seven years unsecured term loan to the Operating Partnership of $100 million that matures on March 1, 2023 (“Term Loan B”). Concurrent with the closing of the Term Loan Agreement, the Operating Partnership drew down the entirety of Term Loan B.

On May 2, 2016, the Operating Partnership entered into a Joinder and First Amendment to the Term Loan Agreement to provide for a new lender to fund an incremental term loan. The Joinder and First Amendment provides for a new, seven years unsecured term loan to the Operating Partnership of $50 million that matures on March 1, 2023 ("Term Loan C"). Term Loan

C has the same borrowing terms as the Term Loan Agreement noted below. Concurrent with the closing of the Joinder and First Amendment, the Operating Partnership drew down the entirety of Term Loan C.

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

On January 9, 2018, we entered into the Third Amendment (“Third Amendment”) to the Term Loan Agreement, which maintains the seven years $150 million unsecured term loan (Term Loan B and Term Loan C) to the Operating Partnership that matures on March 1, 2023 (the “$150mm Term Loan”). Effective as of March 1, 2018, borrowings under the Term Loan Agreement with respect to the $150mm Term Loan bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on the Operating Partnership’s consolidated leverage ratio, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps or (d) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.70% to 1.35% based on the Operating Partnership’s consolidated leverage ratio. The foregoing rates are intended to be more favorable than previously contained in the Term Loan Agreement. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

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

On July 30, 2019, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $150 million of 3.91% Senior Guaranteed Notes, Series G, due July 30, 2030 (the "Series G Notes" and collectively with the Series A Notes, Series B Notes, Series C Notes, Series D Notes, Series E Notes, and Series G Notes are referred to herein as, the

“Notes".) The Series G Notes were issued on July 30, 2019 and will pay interest semi-annually on the 30th of July and January until their maturity.
The Operating Partnership may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount (as defined in the Note Purchase Agreement).

The Note Purchase Agreements contain a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Note Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, Make-Whole Amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness by us or our subsidiaries, the principal, accrued and unpaid interest, and the Make-Whole Amount on the outstanding Notes will become due and payable at the option of the purchasers.
The Operating Partnership's obligations under the Notes are fully and unconditionally guaranteed by the Operating Partnership and certain of the Operating Partnership's subsidiaries.
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2019, the Operating Partnership was in compliance with all loan covenants.
Scheduled principal payments on secured and unsecured notes payable as of December 31, 2019 are as follows (in thousands):

2020	$51,003
2021	250,000
2022	111,000
2023	150,000
2024	100,000
Thereafter	700,000
$1,362,003

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
The Prior Revolver Loan initially matured on January 9, 2018, subject to the Operating Partnership's option to extend the Prior Revolver Loan up to two times, with each such extension for a six months period. The Term Loan initially matured on January 9, 2016, subject to our option to extend the Term Loan A up to three times, with each such extension for a 12-month period. The foregoing extension options were exercisable by us subject to the satisfaction of certain conditions. Effective as of January 8, 2018, the Operating Partnership exercised the third of three options to extend the maturity date of Term Loan A to January 9, 2019.
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
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"), which amended and restated the Prior Credit Agreement. The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At December 31, 2019, there was no outstanding balance under the Revolver Loan and we had incurred approximately $1.3 million of debt issuance costs, net, which are recorded in other assets, net on the consolidated balance sheet.
Borrowings under the Second Amended and Restated Credit Facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the Prior Credit Facility in place as of December 31, 2017. For the year-ended December 31, 2019, the weighted average interest rate on the Revolver Loan was 3.55%.
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
As of December 31, 2019, the Operating Partnership was in compliance with all then in-place Second Amended and Restated Credit Facility covenants.
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
On January 29, 2016, we entered into a forward-starting interest rate swap contract with U.S. Bank National Association to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective $100 million seven-year term loan.  The forward-starting seven years swap contract had a notional amount of $100 million, a termination date of March 1, 2023, a fixed pay rate of 1.4485%, and a receive rate equal to the one-month LIBOR, with fixed rate payments due monthly commencing April 1, 2016, floating payments due monthly commencing April 1, 2016, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting seven-year swap contract accrual period, March 1, 2016 to March 1, 2023, was designed to match the expected tenor of our then prospective $100 million seven years term loan, which successfully closed on March 1, 2016.

On March 23, 2016, we entered into a forward-starting interest rate swap contract with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective incremental $50 million seven-year term loan.  The forward-starting seven years swap contract had a notional amount of $50 million, a termination date of March 1, 2023, a fixed pay rate of 1.4410%, and a receive rate equal to the one-month LIBOR, with fixed rate payments due monthly commencing June 1, 2016, floating payments due monthly commencing June 1, 2016, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting seven-year swap contract accrual period, May 2, 2016 to March 1, 2023, was designed to match the expected tenor of our then prospective incremental $50 million seven years term loan, which successfully closed on May 2, 2016.

On March 29, 2016, we entered into a forward-starting interest rate swap contract with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our prospective new ten-year debt offering (private placement, investment grade bonds, term loan or otherwise) (anticipated to close on or before March 31, 2017).  The forward-starting ten years swap contract had a notional amount of $150 million, a termination date of March 31, 2027, a fixed pay rate of 1.8800%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period.  The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of our prospective new ten years debt offering (private placement, investment grade bonds, term loan or otherwise).

On April 7, 2016, we entered into a forward-starting interest rate swap contract with Wells Fargo Bank, National Association to reduce the interest rate variability exposure of the projected interest cash flows of our prospective new ten-year debt offering (private placement, investment grade bonds, term loan or otherwise) (anticipated to close on or before March 31, 2017). The forward-starting ten years swap contract had a notional amount of $100 million, a termination date of March 31, 2027, a fixed pay rate of 1.7480%, and a receive rate equal to the three-month LIBOR, with fixed rate payments due semi-annually commencing September 29, 2017, floating payments due semi-annually commencing September 29, 2017, and floating reset dates the first day of each quarterly period. The forward-starting ten-year swap contract accrual period, March 31, 2017 to March 31, 2027, was designed to match the expected tenor of our prospective new ten years debt offering (private placement, investment grade bonds, term loan or otherwise).

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

On April 25, 2017, we entered into a treasury lock contract (the "April 2017 Treasury Lock") with Bank of America, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new twelve years private placement. The April 2017 Treasury Lock had a notional amount of $100 million, termination date of May 18, 2017, a fixed pay rate of 2.313%, and a receive rate equal to the ten years treasury rate on the settlement date.

On May 11, 2017, we settled the April 2017 Treasury Lock, resulting in a gain of approximately $0.7 million. This gain is included in accumulated other comprehensive income and will be amortized to interest expense over ten years. The April 2017 Treasury Lock has been deemed to be a highly effective cash flow hedge and we elected to designate the April 2017 Treasury Lock as an accounting hedge.

On May 31, 2017, we entered into a treasury lock contract (the "May 2017 Treasury Lock") with Bank of America, National Association, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective new seven years private placement. The May 2017 Treasury Lock had a notional amount of $100 million, termination date of July 26, 2017, a fixed pay rate of 2.064%, and a receive rate equal to the seven years treasury rate on the settlement date.

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

On July 17, 2019, we settled the June 2019 Treasury Lock, resulting in a gain of approximately $0.5 million, which is included in accumulated other comprehensive income and will be amortized to interest expense over ten years. The treasury lock contract has been deemed to be a highly effective cash flow hedge and we elected to designate the treasury lock contract as an accounting hedge.

The forward-starting interest rate swap contracts have been deemed to be highly effective cash flow hedges and we elected to designate all the forward-starting swap contracts as accounting hedges.
The following is a summary of the terms of the interest rate swaps as of December 31, 2019 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(1,317)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$279
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$155

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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2019, the Operating Partnership had 16,390,548 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 78.5% of the Operating Partnership at December 31, 2019. The remaining 21.5% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2019, 2018 and 2017, approximately 787,060, 17,372 and 693,842, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2019, we issued 946,552 shares of common stock through the ATM equity program at a weighted average price per share of $46.04 for gross proceeds of $43.6 million and paid $0.4 million in sales agent compensation and $0.5 million in additional offering expenses related to the sales of these shares of common stock.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2019, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the active ATM equity program.

In June 2019, we issued and sold 10,925,000 shares of common stock in an underwritten public offering. The shares of common stock that we issued and sold included the full exercise of the underwriters' option to purchase 1,425,000 additional shares. We received net proceeds of approximately $472.6 million, after deducting underwriting discounts, commissions and offering expenses.

Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2019. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2019, 2018 and 2017:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2017	$0.26	January 1, 2017 to March 31, 2017	March 30, 2017
Second Quarter 2017	$0.26	April 1, 2017 to June 30, 2017	June 29, 2017
Third Quarter 2017	$0.26	July 1, 2017 to September 30, 2017	September 28, 2017
Fourth Quarter 2017	$0.27	October 1, 2017 to December 31, 2017	December 21, 2017
First Quarter 2018	$0.27	January 1, 2018 to March 31, 2018	March 19, 2018
Second Quarter 2018	$0.27	April 1, 2018 to June 30, 2018	June 28, 2018
Third Quarter 2018	$0.27	July 1, 2018 to September 30, 2018	September 27, 2018
Fourth Quarter 2018	$0.28	October 1, 2018 to December 31, 2018	December 27, 2018
First Quarter 2019	$0.28	January 1, 2019 to March 31, 2019	March 28, 2019
Second Quarter 2019	$0.28	April 1, 2019 to June 30, 2019	June 27, 2019
Third Quarter 2019	$0.28	July 1, 2019 to September 30, 2019	September 26, 2019
Fourth Quarter 2019	$0.30	October 1, 2019 to December 31, 2019	December 26, 2019

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

	Year Ended December 31,
	2019		2018		2017
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.09	95.6%	$1.05	96.3%	$1.05	100.0%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.05	4.4%	0.04	3.7%	—	—%
Total	$1.14	100.0%	$1.09	100.0%	$1.05	100.0%

Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan (the "2011 Plan"), which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the 2011 Plan, and as of December 31, 2019, 2,422,181 shares of common stock remain available for future issuance.
The following shares of restricted common stock have been issued as of December 31, 2019:

Grant	Fair Value at Grant Date	Number
June 13, 2017 (1)	$40.99	4,880
December 15, 2017 (2)	$27.27	145,218
June 12, 2018 (1)	$37.58	5,320
December 6, 2018 (3)	$25.68 - $28.18	199,790
June 11, 2019 (1)	$45.35	4,412
December 9, 2019 (4)	$28.06 - $30.97	168,596

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

(2)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to pre-defined market specific performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on performance calculations determined as of November 30, 2018, subject to the employee's continued employment on November 30, 2018, 2019 and 2020.

(3)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2019, 2020 and 2021, subject to the employee's continued employment on those dates.

(4)
Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2020, 2021 and 2022, subject to the employee's continued employment on those dates.

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

The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2019:

	2019
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	342,093	$28.33
Granted	173,008	29.99
Vested	(99,304)	28.23
Forfeited	(70,644)	30.44
Balance at end of year	345,153	$28.75

We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $4.5 million, $3.0 million and $4.7 million in noncash compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $7.1 million at December 31, 2019, which will be recognized over a weighted-average period of 1.6 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2019, 2018 and 2017, we had a weighted average of approximately 330,197 shares, 271,905 shares and 230,602 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2019, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
The calculation of diluted earnings per unit for the year ended December 31, 2019, 2018 and 2017 does not include 330,197 units, 271,905 units, and 230,602 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.

The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
NUMERATOR
Net income	$60,188	$27,202	$40,132
Less: Net income attributable to restricted shares	(381)	(311)	(241)
Less: Income attributable to unitholders in the Operating Partnership	(14,089)	(7,205)	(10,814)
Net income attributable to common stockholders—basic	$45,718	$19,686	$29,077
Income attributable to American Assets Trust, Inc. common stockholders—basic	$45,718	$19,686	$29,077
Plus: Income attributable to unitholders in the Operating Partnership	14,089	7,205	10,814
Net income attributable to common stockholders—diluted	$59,807	$26,891	$39,891
DENOMINATOR
Weighted average common shares outstanding—basic	54,110,949	46,950,812	46,715,520
Effect of dilutive securities—conversion of Operating Partnership units	16,675,183	17,185,747	17,371,730
Weighted average common shares outstanding—diluted	70,786,132	64,136,559	64,087,250

Earnings per common share, basic	$0.84	$0.42	$0.62

Earnings per common share, diluted	$0.84	$0.42	$0.62

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
A deferred tax liability is included in our consolidated balance sheets of $0.3 million and $0.1 million as of December 31, 2019 and 2018, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$48	$60	$—
State	625	465	422
Deferred:
Federal	$237	$(6)	$—
State	(91)	(192)	(208)
Provision for income taxes	$819	$327	$214

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.6 million based on operating performance through December 31, 2019.

Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and is currently in the final stages of remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next five years to seven years years. The work performed is financed through an escrow account funded by the seller upon our purchase of the Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
As of December 31, 2019, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties, representing 37.6% of our total revenue for the year ended December 31, 2019, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 17.3% of total revenues for the year ended December 31, 2019.
Tenants in the retail industry accounted for 29.3% and 31.9% of total revenues for the years December 31, 2019 and 2018, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 10.0% and 11.7% of total revenues for the years ended December 31, 2019 and 2018, respectively.
Tenants in the office industry accounted for 39.5% and 34.0% of total revenues for the years December 31, 2019 and 2018, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
For the years ended December 31, 2019 and 2018, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2019, LPL Holdings, Inc. at La Jolla Commons accounted for 7.5% of total annualized base rent. Three other tenants (Google LLC, Autodesk, Inc., and Lowe's) comprise 13.9% of our total annualized base rent at December 31, 2019, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2019 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 13. LEASES
Lessor Operating Leases

We determine if an arrangement is a lease at inception. Our lease agreements are generally for real estate, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. We lease real estate under operating leases.
Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three years to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs. Our leases may also include variable lease payments in the form of percentage rents based on the tenant’s level of sales achieved in excess of a breakpoint threshold. Leases on apartments generally range from seven months to fifteen months, with a majority having 12 months lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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
At December 31, 2019, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2019, we had approximately 861 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California and Portland, Oregon, and we had approximately 1,849 leases with residential tenants at December 31, 2019, excluding Santa Fe Park RV Resort.
As of December 31, 2019, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2020	$216,969
2021	212,728
2022	196,345
2023	175,686
2024	146,164
Thereafter	523,183
Total	$1,471,075

The above future minimum rentals exclude residential leases, which are typically range from seven months to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.

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

Current annual payments under the operating leases are as follows, as of December 31, 2019 (in thousands):

Year Ending December 31,
2020	$3,422
2021	2,153
2022	—
2023	—
2024	—
Thereafter	—
Total lease payments	$5,575
Imputed interest	$(195)
Present value of lease liability	$5,380

Lease costs under the operating leases are as follows (in thousands):

Year Ended December 31,
2019
Operating lease cost	$3,334
Variable lease cost	—
Sublease income	(3,098)
Total lease (income) cost	$236

Weighted-average remaining lease term - operating leases (in years)	1.7
Weighted-average discount rate - operating leases	4.13%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

Year Ended December 31,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,347
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$7,661

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

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Minimum rents
Office	$136,118	$95,081	$93,128
Retail	99,601	77,147	76,201
Multifamily	47,448	46,897	40,217
Mixed-Use	15,702	11,019	10,564
Cost reimbursement	—	34,584	34,267
Percentage rent	2,476	3,149	3,214
Hotel revenue	40,297	40,049	39,545
Other	2,223	1,611	1,667
Total rental income	$343,865	$309,537	$298,803

Minimum rents include $3.2 million, $2.4 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.8 million, $3.6 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rental operating	$38,331	$37,322	$34,944
Hotel operating	24,522	24,030	24,254
Repairs and maintenance	17,035	13,486	13,136
Marketing	2,538	2,108	2,053
Rent	3,372	3,216	3,119
Hawaii excise tax	4,160	4,333	4,454
Management fees	2,009	1,987	2,046
Total rental expenses	$91,967	$86,482	$84,006

NOTE 15. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest and investment income	$696	$238	$548
Income tax expense	(819)	(327)	(214)
Other non-operating income	1	4	—
Total other income (expense)	$(122)	$(85)	$334

NOTE 16. RELATED PARTY TRANSACTIONS
At Torrey Reserve Campus, we previously leased space to ICW, an entity owned and controlled by Ernest Rady. Rental revenue recognized on the leases of $0.0 million, $0.1 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in rental income. Additionally, on July 1, 2014, we entered into a workers' compensation insurance policy with ICW. The policy premium was approximately $0.4 million for the period July 1, 2014 through July 1, 2015. We renewed this policy with ICW on July 1, 2015 and the premium was approximately $0.2 million for the period July 1, 2015 through July 1, 2016. We renewed this policy with ICW on July 1, 2016 and the premium was approximately $0.2 million for the period July 1, 2016 through July 1, 2017. We renewed this policy with ICW on June 30, 2017 and the premium is approximately $0.2 million for the period July 1, 2017 through July 1, 2018. We did not renew this policy with ICW during the second quarter of 2018 and commencing July 1, 2018, we entered into a workers' compensation policy with an unaffiliated third-party insurer.

During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Mr. Rady, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. Rental revenue recognized on the leases of $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018 is included in rental income on the consolidated statements of comprehensive income.

At Torrey Reserve Campus, we lease space to EDisability, LLC, an entity majority owned and controlled by Ernest Rady. Rent revenue recognized on the lease of $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018 is included in rental income on the consolidated statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady. For the years ending December 31, 2019, 2018 and 2017, we incurred approximately $0.2 million, $0.1 million and $0.1 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2019, Mr. Rady and his affiliates owned approximately 12.6% of our outstanding common stock and 19.5% of our outstanding common units, which together represent an approximate 32% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.1 million, $1.1 million and $1.0 million were made for the years ended December 31, 2019, 2018 and 2017, respectively, and included in rental expenses on the statements of income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Office
Property revenue	144,683	112,362	105,694
Property expense	(42,234)	(33,860)	(33,120)
Segment profit	102,449	78,502	72,574
Total Retail
Property revenue	$107,604	$105,552	$103,968
Property expense	(30,633)	(30,078)	(28,524)
Segment profit	76,971	75,474	75,444
Total Multifamily
Property revenue	51,066	50,627	43,533
Property expense	(20,863)	(20,441)	(17,898)
Segment profit	30,203	30,186	25,635
Total Mixed-Use
Property revenue	63,388	62,326	61,788
Property expense	(38,250)	(37,076)	(37,135)
Segment profit	25,138	25,250	24,653
Total segments’ profit	$234,761	$209,412	$198,306

 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total segments' profit	$234,761	$209,412	$198,306
General and administrative	(24,871)	(22,784)	(21,382)
Depreciation and amortization	(96,205)	(107,093)	(83,278)
Interest expense	(54,008)	(52,248)	(53,848)
Gain on sale of real estate	633	—	—
Other income (expense), net	(122)	(85)	334
Net income	60,188	27,202	40,132
Net income attributable to restricted shares	(381)	(311)	(241)
Net income attributable to unitholders in the Operating Partnership	(14,089)	(7,205)	(10,814)
Net income attributable to American Assets Trust, Inc. stockholders	$45,718	$19,686	$29,077

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2019	December 31, 2018
Net real estate
Office	$1,317,854	$822,574
Retail	624,912	628,734
Multifamily	401,152	412,042
Mixed-Use	179,557	176,503
	$2,523,475	$2,039,853
Secured Notes Payable (1)
Office	$127,768	$147,757
Retail	34,235	35,008
	$162,003	$182,765
Capital Expenditures (2)
Office	$64,549	$45,192
Retail	22,844	14,219
Multifamily	3,711	3,659
Mixed-Use	8,490	1,277
	$99,594	$64,347

(1)	Excludes unamortized debt issuance costs of $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively.

(2)	Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2019 and 2018 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$98,947	$98,362	$84,113	$85,319
Operating income	29,993	30,384	24,487	28,821
Net income	16,485	16,519	11,941	15,243
Net income attributable to restricted shares	(104)	(92)	(92)	(93)
Net income loss attributable to unitholders in the Operating Partnership	(3,536)	(3,565)	(2,933)	(4,055)
Net income attributable to American Assets Trust, Inc. stockholders	$12,845	$12,862	$8,916	$11,095
Net income per share attributable to common stockholders - basic and diluted	$0.22	$0.22	$0.18	$0.24

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$82,605	$82,507	$85,023	$80,732
Operating income	22,091	27,275	17,249	12,920
Net income (loss)	9,209	14,271	4,413	(691)
Net (income) loss attributable to restricted shares	(96)	(71)	(216)	72
Net (income) loss attributable to unitholders in the Operating Partnership	(2,440)	(3,806)	(1,125)	166
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$6,673	$10,394	$3,072	$(453)
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.14	$0.22	$0.07	$(0.01)

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2019 and 2018 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$98,947	$98,362	$84,113	$85,319
Operating income	29,993	30,384	24,487	28,821
Net income	16,485	16,519	11,941	15,243
Net income attributable to restricted shares	(104)	(92)	(92)	(93)
Net income attributable to American Assets Trust, L.P. unit holders	$16,381	$16,427	$11,849	$15,150
Net income per unit attributable to unit holders - basic and diluted	$0.22	$0.22	$0.18	$0.24

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$82,605	$82,507	$85,023	$80,732
Operating income	22,091	27,275	17,249	12,920
Net income (loss)	9,209	14,271	4,413	(691)
Net (income) loss attributable to restricted shares	(96)	(71)	(216)	72
Net income (loss) attributable to American Assets Trust, L.P. unit holders	$9,113	$14,200	$4,197	$(619)
Net income per unit attributable to common unit holders - basic and diluted	$0.14	$0.22	$0.07	$(0.01)

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2019	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2019		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$18,142	$26,816	$127,016	$(61,257)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	12,899	4,200	12,899	(8,675)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	38,563	31,034	95,223	(44,156)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	34,379	27,117	122,244	(66,204)	1967/1984/2006	4/8/2004	35 years
Gateway Marketplace	—	17,363	21,644	1,097	17,363	22,741	(2,040)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	171	8,239	12,524	(2,800)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	28,364	597	27,767	(5,106)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	13,805	8,620	25,067	(17,166)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	(6)	14,006	10,798	(4,674)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	34,235	40,980	38,842	4,222	40,980	43,064	(12,291)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	12,760	4,401	12,760	(7,695)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	41,174	70,643	152,982	(62,126)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	46,320	25,135	237,318	(52,543)	1987	8/21/2012	40 years
First & Main	—	14,697	109,739	7,708	14,697	117,447	(32,259)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	13,351	34,575	154,547	(36,102)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	90,191	11,845	158,407	(34,828)	1940-2015	7/1/2011	40 years
One Beach Street	—	15,332	18,017	3,353	15,332	21,370	(5,716)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	10,270	7,111	17,100	6,876	7,111	23,976	(6,515)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	—	7,298	27,887	4,448	7,298	32,335	(8,429)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	52,130	5,408	50,817	(18,440)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	—	3,263	—	26,182	4,309	25,136	(12,015)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	39,489	4,226	38,548	(14,733)	1996-1997	6/6/1989	40 years
Pacific VC	6,498	1,413	—	10,154	2,148	9,419	(5,234)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,914	911	1,718	(939)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	8,006	682	7,324	(1,787)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	4,010	1,017	2,993	(358)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	15,916	2,188	13,728	(1,981)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	45,229	5,050	42,993	(1,655)	2018	5/9/1997	40 years
La Jolla Commons
La Jolla Commons I-II	—	62,312	393,662	882	62,312	394,544	(8,060)	2008-2014	6/20/2019	40 years
La Jolla Commons Land	—	20,446	—	1,592	20,446	1,592	—	N/A	6/20/2019	N/A
Imperial Beach Gardens	—	1,281	4,820	5,049	1,281	9,869	(8,209)	1959/2008	7/31/1985	30 years
Loma Palisades	—	14,000	16,570	28,085	14,052	44,603	(29,226)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	1,695	2,744	6,235	(3,683)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	1,061	401	1,989	(1,515)	1971/2007-2008	6/1/1979	30 years
Pacific Ridge Apartments	—	47,971	178,497	1,643	47,971	180,140	(17,930)	2013	4/28/2017	30 years
Hassalo on Eighth - Multifamily	—	—	—	178,075	6,219	171,856	(25,645)	2015	7/1/2011	30 years

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2019	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2019		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Waikiki Beach Walk:
Retail	—	45,995	74,943	851	45,995	75,794	(21,039)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	10,329	30,640	70,358	(22,191)	2008/2014	1/19/2011	35 years
	$162,003	$593,583	$1,784,945	$810,169	$628,556	$2,560,141	$(665,222)
(1) For Federal tax purposes, the aggregate tax basis is approximately $2.4 billion as of December 31, 2019.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Real estate assets
Balance, beginning of period	$2,630,191	2,614,138	2,301,006
Additions:
Property acquisitions	476,421	—	270,602
Improvements	101,285	62,790	44,755
Deductions:
Cost of Real Estate Sold	(8,845)	—	—
Other (1)	(10,355)	(46,737)	(2,225)
Balance, end of period	$3,188,697	$2,630,191	$2,614,138
Accumulated depreciation
Balance, beginning of period	$590,338	$537,431	$469,460
Additions—depreciation	85,428	99,644	70,196
Deductions:
Cost of Real Estate Sold	(189)	—	—
Other (1)	(10,355)	(46,737)	(2,225)
Balance, end of period	$665,222	$590,338	$537,431

(1)	Other deductions for the years ended December 31, 2019, 2018 and 2017 represent the write-off of fully depreciated assets.