Form 10-Q
period 2020-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2020-05-01
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

AMERICAN ASSETS TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 001-35030

AMERICAN ASSETS TRUST, L.P.
(Exact Name of Registrant as Specified in its Charter)
Commission file number: 333-202342-01

Maryland	(American Assets Trust, Inc.)	27-3338708	(American Assets Trust, Inc.)
Maryland	(American Assets Trust, L.P.)	27-3338894	(American Assets Trust, L.P.)
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

11455 El Camino Real, Suite 200		92130
San Diego	California
(Address of Principal Executive Offices)		(Zip Code)
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

American Assets Trust, Inc. had 60,067,910 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2020.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2020 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2020, American Assets Trust, Inc. owned an approximate 78.5% partnership interest in the Operating Partnership. The remaining 21.5% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

The company believes that combining the quarterly reports on Form 10-Q of American Assets Trust, Inc. and the Operating Partnership into a single report will result in the following benefits:

•better reflects how management and the analyst community view the business as a single operating unit;
•enhance investors' understanding of American Assets Trust, Inc. and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;
•greater efficiency for American Assets Trust, Inc. and the Operating Partnership and resulting savings in time, effort and expense; and
•greater efficiency for investors by reducing duplicative disclosure by providing a single document for their review.

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

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of American Assets Trust, Inc. and those of American Assets Trust, L.P. The partnership interests in the Operating Partnership that are not owned by American Assets Trust, Inc. are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in American Assets Trust, Inc.’s financial statements. To help investors understand the significant differences between the company and the Operating Partnership, this report presents the following separate sections for each of American Assets Trust, Inc. and the Operating Partnership:

•consolidated financial statements;
•the following notes to the consolidated financial statements:
◦Debt;
◦Equity/Partners' Capital; and
◦Earnings Per Share/Unit; and
•Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,118,356	$3,096,886
Construction in progress	90,598	91,264
Held for development	547	547
	3,209,501	3,188,697
Accumulated depreciation	(687,932)	(665,222)
Net real estate	2,521,569	2,523,475
Cash and cash equivalents	52,371	99,303
Restricted cash	4,457	10,148
Accounts receivable, net	8,621	12,016
Deferred rent receivables, net	56,869	52,171
Other assets, net	112,298	93,220
TOTAL ASSETS	$2,756,185	$2,790,333
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,892	$161,879
Unsecured notes payable, net	1,196,036	1,195,780
Accounts payable and accrued expenses	67,348	62,576
Security deposits payable	8,346	8,316
Other liabilities and deferred credits, net	92,542	68,110
Total liabilities	1,475,164	1,496,661
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,068,228 shares issued and outstanding at both March 31, 2020 and December 31, 2019	601	601
Additional paid-in capital	1,453,264	1,452,014
Accumulated dividends in excess of net income	(150,226)	(144,378)
Accumulated other comprehensive income	603	5,680
Total American Assets Trust, Inc. stockholders’ equity	1,304,242	1,313,917
Noncontrolling interests	(23,221)	(20,245)
Total equity	1,281,021	1,293,672
TOTAL LIABILITIES AND EQUITY	$2,756,185	$2,790,333
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2020	2019
REVENUE:
Rental income	$92,070	$76,831
Other property income	4,673	8,488
Total revenue	96,743	85,319
EXPENSES:
Rental expenses	22,568	20,796
Real estate taxes	11,045	9,046
General and administrative	6,820	6,073
Depreciation and amortization	27,462	20,583
Total operating expenses	67,895	56,498
OPERATING INCOME	28,848	28,821
Interest expense	(13,472)	(13,349)
Other income (expense), net	108	(229)
NET INCOME	15,484	15,243
Net income attributable to restricted shares	(104)	(93)
Net income attributable to unitholders in the Operating Partnership	(3,312)	(4,055)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$12,068	$11,095

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.20	$0.24
Weighted average shares of common stock outstanding - basic	59,723,072	47,004,465

Earnings per common share, diluted	$0.20	$0.24
Weighted average shares of common stock outstanding - diluted	76,113,620	64,182,073

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.28

COMPREHENSIVE INCOME
Net income	$15,484	$15,243
Other comprehensive (loss) income - unrealized (loss) income on swap derivatives during the period	(6,115)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	(333)	(320)
Comprehensive income	9,036	12,791
Comprehensive income attributable to non-controlling interests	(1,941)	(3,398)
Comprehensive income attributable to American Assets Trust, Inc.	$7,095	$9,393

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	$1,293,672
Net income	—	—	—	12,172	—	3,312	15,484
Dividends declared and paid	—	—	—	(18,020)	—	(4,917)	(22,937)
Stock-based compensation	—	—	1,250	—	—	—	1,250
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(4,816)	(1,299)	(6,115)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(72)	(333)
Balance at March 31, 2020	60,068,228	$601	$1,453,264	$(150,226)	$603	$(23,221)	$1,281,021

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2018	47,335,409	$474	$920,661	$(128,778)	$10,620	$(506)	$802,471
Net income	—	—	—	11,188	—	4,055	15,243
Common shares issued	162,531	1	7,033	—	—	—	7,034
Forfeiture of restricted stock	(11,046)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(13,251)	—	(4,810)	(18,061)
Stock-based compensation	—	—	1,098	—	—	—	1,098
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,561)	(571)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2019	47,486,894	$475	$928,792	$(130,841)	$8,825	$(1,918)	$805,333

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$15,484	$15,243
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,762)	(1,111)
Depreciation and amortization	27,462	20,583
Amortization of debt issuance costs and debt fair value adjustments	374	368
Stock-based compensation expense	1,250	1,098
Lease termination income	—	(4,518)
Other noncash interest expense	(333)	(320)
Other, net	(3,570)	678
Changes in operating assets and liabilities
Change in accounts receivable	3,632	466
Change in other assets	616	45
Change in accounts payable and accrued expenses	4,435	7,150
Change in security deposits payable	30	(1,265)
Change in other liabilities and deferred credits	(257)	(1,586)
Net cash provided by operating activities	45,361	36,831
INVESTING ACTIVITIES
Capital expenditures	(20,531)	(20,932)
Leasing commissions	(3,394)	(1,505)
Net cash used in investing activities	(23,925)	(22,437)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(19,909)
Proceeds from unsecured line of credit	—	24,000
Debt issuance costs	—	(415)
Proceeds from issuance of common stock, net	(119)	7,034
Dividends paid to common stock and unitholders	(22,937)	(18,061)
Net cash used in financing activities	(74,059)	(7,351)
Net (decrease) increase in cash and cash equivalents	(52,623)	7,043
Cash, cash equivalents and restricted cash, beginning of period	109,451	57,272
Cash, cash equivalents and restricted cash, end of period	$56,828	$64,315

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	52,371	54,538
Restricted cash	4,457	9,777
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$56,828	$64,315
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,118,356	$3,096,886
Construction in progress	90,598	91,264
Held for development	547	547
	3,209,501	3,188,697
Accumulated depreciation	(687,932)	(665,222)
Net real estate	2,521,569	2,523,475
Cash and cash equivalents	52,371	99,303
Restricted cash	4,457	10,148
Accounts receivable, net	8,621	12,016
Deferred rent receivables, net	56,869	52,171
Other assets, net	112,298	93,220
TOTAL ASSETS	$2,756,185	$2,790,333
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,892	$161,879
Unsecured notes payable, net	1,196,036	1,195,780
Accounts payable and accrued expenses	67,348	62,576
Security deposits payable	8,346	8,316
Other liabilities and deferred credits	92,542	68,110
Total liabilities	1,475,164	1,496,661
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,390,548 units issued and outstanding as of both March 31, 2020 and December 31, 2019	(23,886)	(22,281)
General partner's capital, 60,068,228 units issued and outstanding as of both March 31, 2020 and December 31, 2019	1,303,639	1,308,237
Accumulated other comprehensive income	1,268	7,716
Total capital	1,281,021	1,293,672
TOTAL LIABILITIES AND CAPITAL	$2,756,185	$2,790,333

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2020	2019
REVENUE:
Rental income	$92,070	$76,831
Other property income	4,673	8,488
Total revenue	96,743	85,319
EXPENSES:
Rental expenses	22,568	20,796
Real estate taxes	11,045	9,046
General and administrative	6,820	6,073
Depreciation and amortization	27,462	20,583
Total operating expenses	67,895	56,498
OPERATING INCOME	28,848	28,821
Interest expense	(13,472)	(13,349)
Other income (expense), net	108	(229)
NET INCOME	15,484	15,243
Net income attributable to restricted shares	(104)	(93)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$15,380	$15,150

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.20	$0.24
Weighted average units outstanding - basic	76,113,620	64,182,073

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.20	$0.24
Weighted average units outstanding - diluted	76,113,620	64,182,073

DISTRIBUTIONS PER UNIT	$0.30	$0.28

COMPREHENSIVE INCOME
Net income	$15,484	$15,243
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	(6,115)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	(333)	(320)
Comprehensive income	9,036	12,791
Comprehensive income attributable to Limited Partners	(1,941)	(3,398)
Comprehensive income attributable to General Partner	$7,095	$9,393

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672
Net income	—	3,312	—	12,172	—	15,484
Distributions	—	(4,917)	—	(18,020)	—	(22,937)
Stock-based compensation	—	—	—	1,250	—	1,250
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(6,115)	(6,115)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(333)	(333)
Balance at March 31, 2020	16,390,548	$(23,886)	60,068,228	$1,303,639	$1,268	$1,281,021

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2018	17,177,608	$(4,477)	47,335,409	$792,357	$14,591	$802,471
Net income	—	4,055	—	11,188	—	15,243
Contributions from American Assets Trust, Inc.	—	—	162,531	7,034	—	7,034
Forfeiture of restricted units	—	—	(11,046)	—	—	—
Distributions	—	(4,810)	—	(13,251)	—	(18,061)
Stock-based compensation	—	—	—	1,098	—	1,098
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(2,132)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2019	17,177,608	$(5,232)	47,486,894	$798,426	$12,139	$805,333

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$15,484	$15,243
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,762)	(1,111)
Depreciation and amortization	27,462	20,583
Amortization of debt issuance costs and debt fair value adjustments	374	368
Stock-based compensation expense	1,250	1,098
Lease termination income	—	(4,518)
Other noncash interest expense	(333)	(320)
Other, net	(3,570)	678
Changes in operating assets and liabilities
Change in accounts receivable	3,632	466
Change in other assets	616	45
Change in accounts payable and accrued expenses	4,435	7,150
Change in security deposits payable	30	(1,265)
Change in other liabilities and deferred credits	(257)	(1,586)
Net cash provided by operating activities	45,361	36,831
INVESTING ACTIVITIES
Capital expenditures	(20,531)	(20,932)
Leasing commissions	(3,394)	(1,505)
Net cash used in investing activities	(23,925)	(22,437)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(19,909)
Proceeds from unsecured line of credit	—	24,000
Debt issuance costs	—	(415)
Contributions from American Assets Trust, Inc.	(119)	7,034
Distributions	(22,937)	(18,061)
Net cash used in financing activities	(74,059)	(7,351)
Net (decrease) increase in cash and cash equivalents	(52,623)	7,043
Cash, cash equivalents and restricted cash, beginning of period	109,451	57,272
Cash, cash equivalents and restricted cash, end of period	$56,828	$64,315

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$52,371	$54,538
Restricted cash	4,457	9,777
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$56,828	$64,315
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2020
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
We are a full service, vertically integrated, and self-administered REIT with approximately 205 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2020, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2020, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
March 31, 2020
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
All significant intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2019.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information
Total interest costs incurred	$13,736	$13,534
Interest capitalized	$264	$185
Interest expense	$13,472	$13,349
Cash paid for interest, net of amounts capitalized	$15,043	$13,301
Cash paid for income taxes	$51	$157
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$16,541	$12,838
Accrued leasing commissions	$2,083	$663

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Except for the adoption of the accounting standards during the first quarter of 2020 as discussed below, there have been no changes to our significant accounting policies during the three months ended March 31, 2020.
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
March 31, 2020
(Unaudited)

tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.
Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Topics. The pronouncement requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of the pronouncement. We adopted the provisions of ASU No. 2016-13 effective January 1, 2020 and the adoption did not have a material impact on our consolidated financials statements as the majority of our receivables are derived from operating leases and are excluded from this standard.

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
In-place leases	$63,657	$63,896
Accumulated amortization	(33,876)	(32,672)
Above market leases	7,534	7,534
Accumulated amortization	(7,373)	(7,351)
Acquired lease intangible assets, net	$29,942	$31,407
Below market leases	$62,126	$62,126
Accumulated accretion	(37,643)	(36,674)
Acquired lease intangible liabilities, net	$24,483	$25,452

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy for inputs used in measuring fair value is as follows:

1.Level 1 Inputs—quoted prices in active markets for identical assets or liabilities
2.Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities
3.Level 3 Inputs—unobservable inputs
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

The fair value of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and interest rate related

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

observable inputs. The changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,726	$—	$1,726	$—	$1,669	$—	$1,669
Interest rate swap asset	$—	$—	$—	$—	$—	$434	$—	$434
Interest rate swap liability	$—	$6,997	$—	$6,997	$—	$1,317	$—	$1,317
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 2.3% to 4.0%.
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

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,892	$111,750	$161,879	$166,885
Unsecured term loans, net	$248,988	$250,000	$248,864	$250,000
Unsecured senior guaranteed notes, net	$947,048	$1,036,521	$946,916	$975,291
Unsecured line of credit	$—	$—	$—	$—

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
March 31, 2020
(Unaudited)

On July 17, 2019, we settled the June 2019 Treasury Lock, resulting in a gain of approximately $0.5 million, which is included in accumulated other comprehensive income and will be amortized to interest expense over ten years. The treasury lock contract has been deemed to be a highly effective cash flow hedge and we elected to designate the treasury lock contract as an accounting hedge.
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2020 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(1,964)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(3,366)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(1,667)
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasing commissions, net of accumulated amortization of $32,180 and $30,775, respectively	$42,782	$42,539
Interest rate swap asset	—	434
Acquired above market leases, net	161	183
Acquired in-place leases, net	29,781	31,224
Lease incentives, net of accumulated amortization of $623 and $565, respectively	1,760	2,603
Other intangible assets, net of accumulated amortization of $1,113 and $1,031, respectively	2,809	2,893
Debt issuance costs, net of accumulated amortization of $916 and $814, respectively	1,154	1,256
Right-of-use lease asset, net	26,338	4,863
Prepaid expenses and other	7,513	7,225
Total other assets	$112,298	$93,220

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Acquired below market leases, net	$24,483	$25,452
Prepaid rent and deferred revenue	13,311	16,969
Interest rate swap liability	6,997	1,317
Deferred rent expense and lease intangible	25	28
Deferred compensation	1,726	1,669
Deferred tax liability	332	332
Straight-line rent liability	18,848	16,903
Lease liability	26,781	5,380
Other liabilities	39	60
Total other liabilities and deferred credits, net	$92,542	$68,110
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of March 31, 2020 and December 31, 2019 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2020	December 31, 2019	as of March 31, 2020
Torrey Reserve—VCI, VCII, VCIII (1)(2)	—	6,498	6.36%	June 1, 2020
Solana Crossing I-II (1)(2)	—	10,270	5.91%	June 1, 2020
Solana Beach Towne Centre (1)(2)	—	34,235	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	111,000	162,003
Debt issuance costs, net of accumulated amortization of $313 and $449, respectively	(108)	(124)
Total Secured Notes Payable Outstanding	$110,892	$161,879

(1)Loan repaid in full, without premium or penalty, on March 2, 2020.
(2)Principal payments based on a 30-year amortization schedule.
(3)Interest only.
Certain loans require us to comply with various financial covenants. As of March 31, 2020, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2020 and December 31, 2019 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2020	December 31, 2019	as of March 31, 2020
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2021
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(8)	July 30, 2030
	1,200,000	1,200,000
Debt issuance costs, net of accumulated amortization of $8,090 and $7,835, respectively	(3,964)	(4,220)
Total Unsecured Notes Payable	$1,196,036	$1,195,780

(1)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 4.13% through its stated maturity date, subject to adjustments based on our consolidated leverage ratio.
(2)The Operating Partnership entered into a one-month forward-starting seven years swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million. The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.
(3)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan B at approximately 3.15% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan B is approximately 2.65%, subject to adjustments based on our consolidated leverage ratio.
(4)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan C at approximately 3.14% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan C is approximately 2.64%, subject to adjustments based on our consolidated leverage ratio.
(5)The Operating Partnership entered into a treasury lock contract on May 31, 2017, which was settled on June 23, 2017 at a loss of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.85% per annum.
(6)The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.87% per annum.
(7)The Operating Partnership entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 4.18% per annum.
(8)The Operating Partnership entered into a treasury lock contract on June 20, 2019, which was settled on July 17, 2019 at a gain of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

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
March 31, 2020
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
Certain loans require us to comply with various financial covenants. As of March 31, 2020, the Operating Partnership was in compliance with these financial covenants.

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

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2020, there were no amounts outstanding under the Revolver Loan and we had incurred approximately $1.2 million of debt issuance costs, net, which are recorded in other assets, net on the consolidated balance sheets.
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
March 31, 2020
(Unaudited)

favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.
Additionally, the Second Amended and Restated Credit Facility includes a number of customary financial covenants, including:
•A maximum leverage ratio (defined as total indebtedness net of certain cash and cash equivalents to total asset value) of 60%,
•A maximum secured leverage ratio (defined as total secured debt to secured total asset value) of 40%,
•A minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,
•A minimum unsecured interest coverage ratio of 1.75x,
•A maximum unsecured leverage ratio of 60%, and
•Recourse indebtedness at any time cannot exceed 15% of total asset value.
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
As of March 31, 2020, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,390,548 common units (the “noncontrolling common units”), and represented approximately 21.5% of the ownership interests in our Operating Partnership at March 31, 2020. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2020, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended March 31, 2020 and 2019 does not include the weighted average of 345,153 and 333,275 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2020, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2020, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2020:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2020	$0.30	January 1, 2020 to March 31, 2020	March 26, 2020
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2020:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	345,153	$28.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	345,153	$28.75
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.3 million and $1.1 million in noncash compensation expense for the three-month periods ended March 31, 2020 and 2019, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. Unrecognized compensation expense was $5.9 million at March 31, 2020.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 345,153 and 333,275 for the three months ended March 31, 2020 and 2019, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2020 and 2019, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
NUMERATOR
Net income	$15,484	$15,243
Less: Net income attributable to restricted shares	(104)	(93)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,312)	(4,055)
Net income attributable to common stockholders—basic	$12,068	$11,095
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$12,068	$11,095
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,312	4,055
Net income attributable to common stockholders—diluted	$15,380	$15,150
DENOMINATOR
Weighted average common shares outstanding—basic	59,723,072	47,004,465
Effect of dilutive securities—conversion of Operating Partnership units	16,390,548	17,177,608
Weighted average common shares outstanding—diluted	76,113,620	64,182,073

Earnings per common share, basic	$0.20	$0.24
Earnings per common share, diluted	$0.20	$0.24

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

A deferred tax liability is included in our consolidated balance sheets of $0.3 million as of both March 31, 2020 and December 31, 2019 in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2020 and 2019, we recorded income tax expense of $0.2 million.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.5 million based on operating performance through March 31, 2020.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fourteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 26.7% of total revenues for the three months ended March 31, 2020. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 46.0% of total revenues for the three months ended March 31, 2020. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2020 and 2019, no tenant accounted for more than 10% of our total rental revenue.
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
March 31, 2020
(Unaudited)

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
As of March 31, 2020, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2020 (nine months ending December 31, 2020)	$162,470
2021	221,027
2022	206,536
2023	186,300
2024	156,339
Thereafter	559,024
Total	$1,491,696

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
At the Landmark at One Market, we lease, as lessee, a building adjacent to the Landmark at One Market under an operating lease effective through June 30, 2026, which we have the option to extend until 2031 by way of the remaining five years extension option (the "Annex Lease"). The lease payments under the extension option provided for under the Annex Lease will be equal to the fair rental value at the time the extension option is exercised. The extension option is included in the calculation of the right-of-use asset and lease liability as we are reasonably certain of exercising the extension option. In March 2020, we exercised a five years extension option to extend the Annex Lease through June 30, 2026.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

Current annual payments under the operating leases are as follows, as of March 31, 2020 (in thousands):

Year Ending December 31,
2020 (nine months ending December 31, 2020)	$2,576
2021	3,502
2022	2,697
2023	2,697
2024	2,697
Thereafter	17,533
Total lease payments	$31,702
Imputed interest	$(4,921)
Present value of lease liability	$26,781

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$844	$833
Variable lease cost	—	—
Sublease income	(868)	(625)
Total lease (income) cost	$(24)	$208

Weighted-average remaining lease term - operating leases (in years)	10.8
Weighted-average discount rate - operating leases	3.24%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$846	$827
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$22,188	$7,661

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease rental income
Office	$42,213	$26,148
Retail	24,955	24,449
Multifamily	11,967	11,996
Mixed-use	3,932	3,877
Percentage rent	301	266
Hotel revenue	8,125	9,642
Other	577	453
Total rental income	$92,070	$76,831
Lease rental income include $2.8 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income were $0.9 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental operating	$9,882	$8,551
Hotel operating	5,747	5,973
Repairs and maintenance	4,297	3,459
Marketing	507	546
Rent	853	841
Hawaii excise tax	865	944
Management fees	417	482
Total rental expenses	$22,568	$20,796

NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest and investment income	$312	$7
Income tax expense	(206)	(236)
Other non-operating income	2	—
Total other income (expense), net	$108	$(229)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

On occasion, the Company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer, President and Chairman of the Board. For the three months ended March 31, 2020 and 2019, we incurred approximately $0.0 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2020	2019
Total Office
Property revenue	$44,509	$27,806
Property expense	(11,793)	(8,489)
Segment profit	32,716	19,317
Total Retail
Property revenue	25,826	29,437
Property expense	(7,331)	(7,154)
Segment profit	18,495	22,283
Total Multifamily
Property revenue	12,825	12,899
Property expense	(5,510)	(5,073)
Segment profit	7,315	7,826
Total Mixed-Use
Property revenue	13,583	15,177
Property expense	(8,979)	(9,126)
Segment profit	4,604	6,051
Total segments’ profit	$63,130	$55,477
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2020	2019
Total segments’ profit	$63,130	$55,477
General and administrative	(6,820)	(6,073)
Depreciation and amortization	(27,462)	(20,583)
Interest expense	(13,472)	(13,349)
Other income (expense), net	108	(229)
Net income	15,484	15,243
Net income attributable to restricted shares	(104)	(93)
Net income attributable to unitholders in the Operating Partnership	(3,312)	(4,055)
Net income attributable to American Assets Trust, Inc. stockholders	$12,068	$11,095
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2020	December 31, 2019
Net Real Estate
Office	$1,323,207	$1,317,854
Retail	620,598	624,912
Multifamily	398,459	401,152
Mixed-Use	179,305	179,557
	$2,521,569	$2,523,475
Secured Notes Payable (1)
Office	$111,000	$127,768
Retail	—	34,235
	$111,000	$162,003
(1)Excludes debt issuance costs of $0.1 million and $0.1 million for each of the periods ended March 31, 2020 and December 31, 2019, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2020
(Unaudited)

Capital expenditures for each segment for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital Expenditures (1)
Office	$18,200	$16,483
Retail	3,558	4,791
Multifamily	1,284	771
Mixed-Use	883	392
	$23,925	$22,437
(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

NOTE 17. SUBSEQUENT EVENT
On April 7, 2020, we drew down $100.0 million under the Revolver Loan. As a result of this borrowing, we have $250.0 million of remaining availability under the Revolver Loan. Although we do not have any presently anticipated need for this additional liquidity, we decided to draw this amount, and may draw additional amounts in the future, to ensure future liquidity given the recent significant impact on global financial markets and the economy as a result of the novel coronavirus (“COVID-19”) outbreak. Due to the speed with which the COVID-19 situation is developing, we are not able at this time to estimate the impact of COVID-19 on our consolidated financial statements and related disclosures, but the impact could be material for the remainder of fiscal year 2020 in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. In April 2020, we received a significant amount of rent deferment requests from various tenants and reduced rent collections, primarily within the retail segment, as a result of COVID-19. We are evaluating each tenant rent deferment request on an individual basis, considering a number of factors. Not all rent deferment requests will ultimately result in lease modification agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Currently, one of the most significant risk factors, is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the company, its tenants and guests, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company, its tenants and guests will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the impacts from the COVID-19 outbreak and the actions taken by government authorities and others related thereto, including the ability of our company, our properties and our tenants to operate;
•adverse economic or real estate developments in our markets;
•our failure to generate sufficient cash flows to service our outstanding indebtedness;
•defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;
•difficulties in identifying properties to acquire and completing acquisitions;
•difficulties in completing dispositions;
•our failure to successfully operate acquired properties and operations;
•our inability to develop or redevelop our properties due to market conditions;
•fluctuations in interest rates and increased operating costs;
•risks related to joint venture arrangements;
•our failure to obtain necessary outside financing;
•on-going litigation;
•general economic conditions;
•financial market fluctuations;
•risks that affect the general retail, office, multifamily and mixed-use environment;
•the competitive environment in which we operate;
•decreased rental rates or increased vacancy rates;
•conflicts of interests with our officers or directors;
•lack or insufficient amounts of insurance;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•other factors affecting the real estate industry generally;
•limitations imposed on our business and our ability to satisfy complex rules in order for us to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes; and
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2019.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2020, our portfolio was comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of March 31, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.5% of our Operating Partnership as of March 31, 2020. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2019. We have not made any material changes to these policies during the periods covered by this report, other than those described in Footnote 1.

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

Below is a summary of our same-store composition for the three months ended March 31, 2020 and 2019.  For the three months ended March 31, 2020, Torrey Point was reclassified to same-store properties when compared to the designations for the three months ended March 31, 2019 as the entity was placed into operations and became available for occupancy in August 2018. For the three months ended March 31, 2020, One Beach Street was reclassified to non-same-store properties when compared to the designations for the three months ended March 31, 2019 due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

In our determination of same-store and redevelopment same-store properties for the three months ended March 31, 2020, Waikele Center and One Beach Street have been identified as same-store redevelopment properties due to significant redevelopment activity. Retail same-store net operating income decreased approximately 21.3% for the three months ended March 31, 2020 compared to the same period in 2019. Retail redevelopment same-store net operating income decreased approximately 17.1% for the three months ended March 31, 2020 compared to the same period in 2019. Office same-store net operating income increased 33.2% for the three months ended March 31, 2020 compared to the same period in 2019. Office redevelopment same-store net operating income increased 28.7% for the three months ended March 31, 2020 compared to the same period in 2019.

	Three Months Ended March 31,
	2020	2019
Same-Store	24	24
Non-Same-Store	4	3
Total Properties	28	27

Redevelopment Same-Store	26	25

Total Development Properties	3	3

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

We intend to opportunistically pursue the development of future phases of Lloyd District Portfolio and La Jolla Commons and the redevelopment of One Beach Street based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of April 27, 2020, we have collected approximately 94% of office rents, 47% of retail rents (including retail component of Waikiki Beach Walk) and 94% of multifamily rents that were due in April 2020. In April 2020, we received a significant amount of rent deferment requests from various tenants, primarily within the retail segment, as a result of COVID-19. We are evaluating each tenant rent deferment request on an individual basis, considering a number of factors. Not all rent deferment requests will ultimately result in lease modification agreements.

We believe the company's financial condition and liquidity are currently strong. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company's future results, we believe our efficient business model and ongoing steps we have taken to strengthen our balance sheet has positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspect of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” - “The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks, could result in material adverse effects on our business, financial position, results of operations and cash flows."

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments. We continue to evaluate the relief options available under the CARES Act. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve.

Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants, as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue due to the direct or indirect affects of the COVID-19 pandemic, we remain cautiously optimistic regarding the long-term trends we have seen over the past few years after the pandemic subsides. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of the current economic environment. However, any reduction in our tenants' abilities to pay base rent, including as a result of the COVID-19 pandemic, percentage rent or other charges will adversely affect our financial condition and results of operations.

During the three months ended March 31, 2020, we signed 17 retail leases for a total of 66,426 square feet of retail space including 61,916 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of 1.8% and increase on a GAAP basis of 7.0%, respectively. New retail leases for comparable spaces were signed for 8,794 square feet at an average rental rate decrease on a cash basis of 6.0% and increase on a GAAP basis of 2.5%, respectively. Renewals for comparable retail spaces were signed for 53,122 square feet at an average rental rate decrease on a cash basis of 1.1% and increase on a GAAP basis of 7.8%, respectively. Tenant improvements and incentives were $22.71 per square foot of retail space for comparable new leases for the three months ended March 31, 2020, mainly due to tenants at Waikele Center.

During the three months ended March 31, 2020, we signed 17 office leases for a total of 208,041 square feet of office space including 181,104 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 8.4% and 6.6%, respectively. New office leases for comparable spaces were signed for 7,995 square feet at an average rental rate increase on a cash and GAAP basis of 6.9% and 10.4%, respectively. Renewals for comparable office spaces were signed for 173,109 square feet at an average rental rate increase on a cash and GAAP basis of 8.5% and 6.4%, respectively. Tenant improvements and incentives were $32.01 per square foot of office space for comparable new leases for the three months ended March 31, 2020, mainly attributed to tenants at Torrey Reserve Campus.

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

The leases signed in 2020 generally become effective over the following year, though some may not become effective until 2021 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2020, we believe our leasing volume will be in-line with our historical averages and result in overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.3 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.

We capitalized external and internal costs related to other property improvements combined of $20.8 million and $24.3 million for the three months ended March 31, 2020 and 2019, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019
The following summarizes our consolidated results of operations for the three months ended March 31, 2020 compared to our consolidated results of operations for the three months ended March 31, 2019. As of March 31, 2020, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of March 31, 2019, our operating portfolio was comprised of 27 retail, office, multifamily and mixed-use properties with an aggregate of approximately 5.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2019, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2020	2019
Revenues
Rental income	$92,070	$76,831	$15,239	20%
Other property income	4,673	8,488	(3,815)	(45)
Total property revenues	96,743	85,319	11,424	13
Expenses
Rental expenses	22,568	20,796	1,772	9
Real estate taxes	11,045	9,046	1,999	22
Total property expenses	33,613	29,842	3,771	13
Total property income	63,130	55,477	7,653	14
General and administrative	(6,820)	(6,073)	(747)	12
Depreciation and amortization	(27,462)	(20,583)	(6,879)	33
Interest expense	(13,472)	(13,349)	(123)	1
Other income (expense), net	108	(229)	337	(147)
Net income	15,484	15,243	241	2
Net income attributable to restricted shares	(104)	(93)	(11)	12
Net income attributable to unitholders in the Operating Partnership	(3,312)	(4,055)	743	(18)
Net income attributable to American Assets Trust, Inc. stockholders	$12,068	$11,095	$973	9%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $11.4 million, or 13%, to $96.7 million for the three months ended March 31, 2020 compared to $85.3 million for the three months ended March 31, 2019. The percentage leased was as follows for each segment as of March 31, 2020 and 2019:

	Percentage Leased (1)
	March 31,
	2020	2019
Office	94.3%	92.3%
Retail	95.2%	97.1%
Multifamily	93.0%	93.9%
Mixed-Use (2)	98.5%	98.2%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2020 or 2019, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the decrease in lease termination fees and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $15.2 million, or 20%, to $92.1 million for the three months ended March 31, 2020 compared to $76.8 million for the three months ended March 31, 2019. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2020	2019			2020	2019
Office	$42,513	$26,343	$16,170	61	$31,835	$25,222	$6,613	26
Retail	25,291	24,734	557	2	21,242	21,220	22	—
Multifamily	12,014	12,044	(30)	—	12,014	12,044	(30)	—
Mixed-Use	12,252	13,710	(1,458)	(11)	—	—	—	—
	$92,070	$76,831	$15,239	20%	$65,091	$58,486	$6,605	11%

(1)For this table and tables following, the same-store portfolio includes the 830 building at Lloyd District Portfolio which was placed into operations on August 1, 2019 after renovating the building. The same-store portfolio excludes: (i) Waikele Center due to significant redevelopment activity; (ii) La Jolla Commons as it was acquired on June 20, 2019; (iii) Torrey Point due to the renovation of the building; (iv) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (v) land held for development.
Total office rental revenue increased $16.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had rental revenue of approximately $10.3 million during the period. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased $6.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, Torrey Point, and City Center Bellevue.
Total retail rental revenue increased $0.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to higher annualized base rent at Waikele Center related to the Safeway lease and Carmel Mountain Plaza related to the At Home Stores lease.
Total mixed-use rental revenue decreased $1.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions in March 2020 which led to a decrease in average occupancy and revenue per available room of 75.4% and $242 for the three months ended March 31, 2020, respectively, compared to 91.8% and $290 for three months ended March 31, 2019, respectively. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental revenue at the hotel portion of the mixed-use property through at least the second quarter of 2020.
Other property income. Other property income decreased $3.8 million, or 45%, to $4.7 million for the three months ended March 31, 2020 compared to $8.5 million for the three months ended March 31, 2019. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2020	2019			2020	2019
Office	$1,996	$1,463	$533	36	$1,761	$1,462	$299	20
Retail	535	4,703	(4,168)	(89)	359	4,498	(4,139)	(92)
Multifamily	811	855	(44)	(5)	811	855	(44)	(5)
Mixed-Use	1,331	1,467	(136)	(9)	—	—	—	—
	$4,673	$8,488	$(3,815)	(45)%	$2,931	$6,815	$(3,884)	(57)%
Office other property income increased $0.5 million for the three months ended March 31, 2020 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had parking income of $0.2 million during the period and Lloyd District Portfolio tenant improvement construction fee income.
Retail other property income decreased $4.2 million for the three months ended March 31, 2020 primarily due to non-cash lease termination fees recognized in connection with the termination of a ground lease, and ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the three months three months ended March 31, 2019. The decrease in retail other property income was partially offset by the increase in lease termination fees received at Alamo Quarry Market during the period.
Mixed-use other property income decreased $0.1 million for the three months ended March 31, 2020 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy in March 2020 which lead to a decrease in excise tax and food & beverage revenue at the hotel portion of our mixed-use property and a decrease in parking income at the retail portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce mixed-use other property income through at least the second quarter of 2020.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $3.8 million, or 13%, to $33.6 million, for the three months ended March 31, 2020 compared to $29.8 million for the three months ended March 31, 2019.
Rental Expenses. Rental expenses increased $1.8 million, or 9%, to $22.6 million for the three months ended March 31, 2020 compared to $20.8 million for the three months ended March 31, 2019. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2020	2019			2020	2019
Office	$7,162	$5,469	$1,693	31	$5,752	$5,224	$528	10
Retail	3,569	3,519	50	1	2,846	2,805	41	1
Multifamily	3,843	3,492	351	10	3,843	3,492	351	10
Mixed-Use	7,994	8,316	(322)	(4)	—	—	—	—
	$22,568	$20,796	$1,772	9%	$12,441	$11,521	$920	8%
Office rental expenses increased $1.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had rental expenses of $1.2 million during the period. Same-store office rental expenses increased $0.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in commercial rent tax at The Landmark at One Market and higher janitorial services and repair and maintenance at City Center Bellevue, Solana Crossing, and Torrey Point during the period.
Multifamily rental expenses increased $0.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in personnel compensation expenses and repairs and maintenance during the period.
Mixed-use rental expense decreased $0.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an decrease in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental expenses at the hotel portion of our mixed-use property through at least the second quarter of 2020.
Real Estate Taxes. Real estate taxes increased $2.0 million, or 22%, to $11.0 million for the three months ended March 31, 2020 compared to $9.0 million for the three months ended March 31, 2019. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2020	2019			2020	2019
Office	$4,631	$3,020	$1,611	53	$3,021	$2,826	$195	7
Retail	3,762	3,635	127	3	3,035	2,933	102	3
Multifamily	1,667	1,581	86	5	1,667	1,581	86	5
Mixed-Use	985	810	175	22	—	—	—	—
	$11,045	$9,046	$1,999	22%	$7,723	$7,340	$383	5%
Office real estate taxes increased $1.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had real estate taxes of

$1.4 million. Same-store office real estate taxes increased $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in tax assessments at City Center Bellevue, The Landmark at One Market and Torrey Reserve Campus during the period.
Retail real estate taxes increased $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in tax assessments at Alamo Quarry Market, Waikele Center, and Carmel Mountain Plaza.
Mixed-use real estate taxes increased $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in tax assessments at the hotel portion of our mixed-use property.
Property Operating Income
Property operating income increased $7.7 million, or 14%, to $63.1 million for the three months ended March 31, 2020, compared to $55.5 million for the three months ended March 31, 2019. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2020	2019			2020	2019
Office	$32,716	$19,317	$13,399	69	$24,823	$18,634	$6,189	33
Retail	18,495	22,283	(3,788)	(17)	15,720	19,980	(4,260)	(21)
Multifamily	7,315	7,826	(511)	(7)	7,315	7,826	(511)	(7)
Mixed-Use	4,604	6,051	(1,447)	(24)	—	—	—	—
	$63,130	$55,477	$7,653	14%	$47,858	$46,440	$1,418	3%
Total office property operating income increased $13.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had property operating income of $7.8 million during the period. Same-store property operating income increased $6.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, Torrey Point, and City Center Bellevue during the period.
Total retail property operating income decreased $3.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the decrease in lease termination fees recognized in the prior period in connection with the termination of a ground lease, and ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza. The decrease in retail property operating income was partially offset by the increase in annualized base rents at Waikele Center and Carmel Mountain Plaza.
Total multifamily property operating income decreased $0.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a an increase in personnel compensation expenses and repairs and maintenance during the period.
Total mixed-use property operating income decreased $1.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the impact of the COVID-19 pandemic reducing tourism and hotel occupancy in March 2020 which lead to a decrease in hotel occupancy and revenue per available room of 75.4% and $242 for the three months ended March 31, 2020 compared to 91.8% and $290 for the three months ended March 31, 2019. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce property other property income through at least the second quarter of 2020.
Other
General and Administrative. General and administrative expenses increased $0.7 million, or 12%, to $6.8 million for the three months ended March 31, 2020, compared to $6.1 million for the three months ended March 31, 2019. This increase was primarily due to increases in employee-related costs and furlough expense for our hotel staff.
Depreciation and Amortization. Depreciation and amortization expense increased $6.9 million, or 33%, to $27.5 million for the three months ended March 31, 2020, compared to $20.6 million for the three months ended March 31, 2019. This increase was primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had depreciation and amortization of $5.0 million during the period and higher depreciation and amortization at Lloyd District Portfolio and Waikele Center due to tenant improvements that were put into service in 2019 and 2020.

Interest Expense. Interest expense increased $0.1 million, or 1%, to $13.5 million for the three months ended March 31, 2020, compared to $13.3 million for the three months ended March 31, 2019. This increase was primarily due to the closing of our offering of Series G Notes on July 30, 2019, offset by the repayment of the mortgage loans at Torrey Reserve - VCI, VCII, VCIII, Solana Crossing I-II, and Solana Beach Towne Centre on March 2, 2020.
Other Income (Expense), Net. Other income (expense), net increased $0.3 million, or 147%, to other income, net of $0.1 million for the three months ended March 31, 2020, compared to other expense, net of $0.2 million for the three months ended March 31, 2019 primarily due to an increase in interest and investment income attributed to higher average cash balance during the period and by a decrease in income tax expense related to lower taxable income for our taxable REIT subsidiary.
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

As of March 31, 2020, the company owned an approximate 78.5% partnership interest in the Operating Partnership. The remaining 21.5% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2020, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic is expected to temporarily impact some of our tenants ability or willingness to remit rent payments due to the tenants operations being affected by state and local stay-at-home orders. In March and April 2020, we received rent deferment requests from some tenants and have begun negotiating and executing lease modifications for the deferment of rent. These rent deferments may adversely affect the Operating Partnership's cash flow from operations.

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

In February 2018, the company filed a universal shelf registration statement on Form S-3ASR with the SEC, which became effective upon filing and which replaced the prior Form S-3ASR that was filed with the SEC in February 2015. The universal shelf registration statement permits the company from time to time to offer and sell equity securities of the company.  However, there can be no assurance that the company will be able to complete any such offerings of securities.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of March 31, 2020, we had the capacity to issue up to an additional $132.6 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2020, we held $52.4 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2020 and first quarter 2021 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, including as a result of the COVID-19 pandemic, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. The COVID-19 pandemic is expected to impact the timing of future development and redevelopment projects due to, among other things, capital requirements and permitting delays caused by local government shutdowns or reduced operations.
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
Cash Flows
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019
Cash, cash equivalents, and restricted cash were $56.8 million and $64.3 million at March 31, 2020 and 2019, respectively.
Net cash provided by operating activities increased $8.5 million to $45.4 million for the three months ended March 31, 2020 compared to $36.8 million for the three months ended March 31, 2019. The increase in cash from operations was primarily due to the increase in annualized base rents at The Landmark at One Market, Lloyd District Portfolio, Torrey Point

and City Center Bellevue, the acquisition of La Jolla Common, which was acquired on June 20, 2019 and changes in operating assets and liabilities.
Net cash used in investing activities increased $1.5 million to $23.9 million for the three months ended March 31, 2020 compared to $22.4 million for the three months ended March 31, 2019. The increase was primarily due to the capital expenditures for tenant improvements at City Center Bellevue, Lloyd District Portfolio, and Torrey Reserve Campus.
Net cash used in financing activities increased $66.7 million to cash provided of $74.1 million for the three months ended March 31, 2020 compared to cash used of $7.4 million for the three months ended March 31, 2019. The increase in cash used in financing activities was primarily due to payoff of the mortgages at Solana Beach Towne Centre, Solana Beach Corporate Center I-II, and Torrey Reserve VCI, VCII, VCIII during the first quarter of 2020 and an increase in dividends primarily due the increase in shares outstanding as a result of our underwritten public offering that settled on June 14, 2019.
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

The following is a reconciliation of our NOI to net income for the three months ended March 31, 2020 and 2019 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2020	2019
Net operating income	$63,130	$55,477
General and administrative	(6,820)	(6,073)
Depreciation and amortization	(27,462)	(20,583)
Interest expense	(13,472)	(13,349)
Other income (expense), net	108	(229)
Net income	$15,484	$15,243

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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2020 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2020	2019
Funds from Operations (FFO)
Net income	$15,484	$15,243
Plus: Real estate depreciation and amortization	27,462	20,583
Funds from operations	42,946	35,826
Less: Nonforfeitable dividends on incentive restricted stock awards	(102)	(91)
FFO attributable to common stock and units	$42,844	$35,735
FFO per diluted share/unit	$0.56	$0.56
Weighted average number of common shares and units, diluted (1)	76,117,072	64,185,323
(1)The weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, which were excluded from the computation of diluted EPS, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of diluted EPS for the period. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through July 2030) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2020, we had $1.061 billion of fixed rate debt outstanding with an estimated fair value of $1.148 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of March 31, 2020 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $55.0 million. If interest rates at March 31, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $59.3 million.
Variable Interest Rate Debt
At March 31, 2020, we had $250.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $0.0 million with a corresponding increase in our net income and cash flows for the year.
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

American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2020, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2020, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of our 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 14, 2020, and available at www.sec.gov or on the "Investors" page of www.americanassetstrust.com, we included a detailed discussion of our risk factors. Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2019 Form 10-K as well as any of the risks described below could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-

looking statements are made. The risk factors described in our 2019 Form 10-K and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks, could result in material adverse effects on our business, financial position, results of operations and cash flows.

The outbreak of COVID-19, which has rapidly spread to a growing number of countries, including the United States and the specific regions in which our properties are located, has created considerable instability and disruption in the U.S. and world economies. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including “social distancing” and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition, operating results will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted.

Our operating results depend, in large part, on revenues derived from leasing space in our retail, office, mixed-use and multifamily properties and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have, and may continue to, adversely affect our returns and profitability and, as a result, our ability to make distributions to American Assets Trust, Inc.’s stockholders or American Assets Trust, L.P.’s unitholders or to realize appreciation in the value of our properties. The spread of COVID-19 could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent on a timely basis, or at all. In some cases, we may have to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations, prohibitions and moratoriums on evicting tenants unwilling or unable to pay rent. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our properties, and have limited ability to renew existing leases or sign new leases at projected rents.

Our properties may also incur significant costs or losses related to shelter-in-place orders, quarantines, infection or other related factors, which may result in a negative impact on our occupancy levels. We typically conduct aspects of our leasing activity on-site at our multifamily apartment communities. Reductions in the ability and willingness of prospective residents to visit our communities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Additionally, if there is an outbreak that directly impacts one or more of our properties, we may experience negative publicity and/or an unwillingness of prospective tenants, customers of tenants or residents to visit or ultimately choose to lease our space in our properties or live in our communities, which could directly affect our rental revenue. In addition, property managers may be limited in their ability to properly maintain our multifamily apartment communities and other properties.

Additionally, market fluctuations as a result of the COVID-19 pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments on satisfactory terms, or at all. The occurrence of any of the foregoing events or any other related matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. As a result, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition and results of operations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.
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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 1, 2020	Date:	May 1, 2020