Form 10-Q
period 2020-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2020-07-31
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

American Assets Trust, Inc. had 60,073,918 shares of common stock, par value $0.01 per share, outstanding as of July 31, 2020.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2020 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2020, American Assets Trust, Inc. owned an approximate 78.5% partnership interest in the Operating Partnership. The remaining 21.5% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,128,089	$3,096,886
Construction in progress	94,232	91,264
Held for development	547	547
	3,222,868	3,188,697
Accumulated depreciation	(710,795)	(665,222)
Net real estate	2,512,073	2,523,475
Cash and cash equivalents	146,131	99,303
Restricted cash	3,957	10,148
Accounts receivable, net	13,544	12,016
Deferred rent receivables, net	63,214	52,171
Other assets, net	107,363	93,220
TOTAL ASSETS	$2,846,282	$2,790,333
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,902	$161,879
Unsecured notes payable, net	1,196,291	1,195,780
Unsecured line of credit, net	98,948	—
Accounts payable and accrued expenses	65,780	62,576
Security deposits payable	7,685	8,316
Other liabilities and deferred credits, net	90,188	68,110
Total liabilities	1,569,794	1,496,661
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,073,918 and 60,068,228 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	601	601
Additional paid-in capital	1,454,516	1,452,014
Accumulated dividends in excess of net income	(154,516)	(144,378)
Accumulated other comprehensive income	352	5,680
Total American Assets Trust, Inc. stockholders’ equity	1,300,953	1,313,917
Noncontrolling interests	(24,465)	(20,245)
Total equity	1,276,488	1,293,672
TOTAL LIABILITIES AND EQUITY	$2,846,282	$2,790,333
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$79,230	$79,656	$171,300	$156,487
Other property income	2,879	4,457	7,552	12,945
Total revenue	82,109	84,113	178,852	169,432
EXPENSES:
Rental expenses	16,981	21,826	39,549	42,622
Real estate taxes	8,961	9,275	20,006	18,321
General and administrative	6,679	5,943	13,499	12,016
Depreciation and amortization	26,493	22,582	53,955	43,165
Total operating expenses	59,114	59,626	127,009	116,124
OPERATING INCOME	22,995	24,487	51,843	53,308
Interest expense	(13,331)	(13,129)	(26,803)	(26,478)
Gain on sale of real estate	—	633	—	633
Other income (expense), net	162	(50)	270	(279)
NET INCOME	9,826	11,941	25,310	27,184
Net income attributable to restricted shares	(69)	(92)	(173)	(185)
Net income attributable to unitholders in the Operating Partnership	(2,101)	(2,933)	(5,413)	(6,988)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$7,656	$8,916	$19,724	$20,011

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.13	$0.18	$0.33	$0.41
Weighted average shares of common stock outstanding - basic	59,724,139	50,135,978	59,723,605	48,578,872

Earnings per common share, diluted	$0.13	$0.18	$0.33	$0.41
Weighted average shares of common stock outstanding - diluted	76,114,687	66,889,784	76,114,153	65,543,409

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.28	$0.50	$0.56

COMPREHENSIVE INCOME
Net income	$9,826	$11,941	$25,310	$27,184
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	14	(3,891)	(6,101)	(6,023)
Reclassification of amortization of forward-starting swap included in interest expense	(332)	(319)	(665)	(639)
Comprehensive income	9,508	7,731	18,544	20,522
Comprehensive income attributable to non-controlling interests	(2,033)	(1,820)	(3,974)	(5,218)
Comprehensive income attributable to American Assets Trust, Inc.	$7,475	$5,911	$14,570	$15,304

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	$1,293,672
Net income	—	—	—	12,172	—	3,312	15,484
Dividends declared and paid	—	—	—	(18,020)	—	(4,917)	(22,937)
Stock-based compensation	—	—	1,250	—	—	—	1,250
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(4,816)	(1,299)	(6,115)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(72)	(333)
Balance at March 31, 2020	60,068,228	$601	$1,453,264	$(150,226)	$603	$(23,221)	$1,281,021
Net income	—	—	—	7,725	—	2,101	9,826
Issuance of restricted stock	6,008	—	—	—	—	—	—
Forfeiture of restricted stock	(318)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,015)	—	(3,278)	(15,293)
Stock-based compensation	—	—	1,252	—	—	—	1,252
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	10	4	14
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(71)	(332)
Balance at June 30, 2020	60,073,918	$601	$1,454,516	$(154,516)	$352	$(24,465)	$1,276,488

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2018	47,335,409	$474	$920,661	$(128,778)	$10,620	$(506)	$802,471
Net income	—	—	—	11,188	—	4,055	15,243
Common shares issued	162,531	1	7,033	—	—	—	7,034
Forfeiture of restricted stock	(11,046)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(13,251)	—	(4,810)	(18,061)
Stock-based compensation	—	—	1,098	—	—	—	1,098
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,561)	(571)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2019	47,486,894	$475	$928,792	$(130,841)	$8,825	$(1,918)	$805,333
Net income	—	—	—	9,008	$—	2,933	11,941
Common shares issued	11,444,382	114	495,866	—	—	—	495,980
Issuance of restricted stock	4,412	—	—	—	—	—	—
Conversion of operating partnership units	787,060	8	12,979	—	148	(13,135)	—
Dividends declared and paid	—	—	—	(13,664)	—	(4,589)	(18,253)
Stock-based compensation	—	—	1,131	—	—	—	1,131
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,857)	(1,034)	(3,891)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(240)	(79)	(319)
Balance at June 30, 2019	59,722,748	$597	$1,438,768	$(135,497)	$5,876	$(17,822)	$1,291,922

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$25,310	$27,184
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(13,191)	2,562
Depreciation and amortization	53,955	43,165
Amortization of debt issuance costs and debt fair value adjustments	742	724
Provision for uncollectable rental income	3,849	520
Gain on sale of real estate	—	(633)
Stock-based compensation expense	2,502	2,229
Lease termination income	—	(4,518)
Other noncash interest expense	(665)	(639)
Other, net	(2,833)	(900)
Changes in operating assets and liabilities
Change in accounts receivable	(3,822)	(177)
Change in other assets	903	1,305
Change in accounts payable and accrued expenses	3,792	3,453
Change in security deposits payable	(631)	(1,380)
Change in other liabilities and deferred credits	(789)	(2,726)
Net cash provided by operating activities	69,122	70,169
INVESTING ACTIVITIES
Acquisition of real estate	—	(507,780)
Capital expenditures	(35,241)	(47,838)
Proceeds from sale of real estate, net of selling costs	—	8,191
Leasing commissions	(3,892)	(2,623)
Net cash used in investing activities	(39,133)	(550,050)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(20,187)
Proceeds from unsecured line of credit	100,000	59,000
Repayment of unsecured line of credit	—	(28,000)
Debt issuance costs	—	(424)
Proceeds from issuance of common stock, net	(119)	503,014
Dividends paid to common stock and unitholders	(38,230)	(36,314)
Net cash provided by financing activities	10,648	477,089
Net increase (decrease) in cash and cash equivalents	40,637	(2,792)
Cash, cash equivalents and restricted cash, beginning of period	109,451	57,272
Cash, cash equivalents and restricted cash, end of period	$150,088	$54,480

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	146,131	44,778
Restricted cash	3,957	9,702
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$150,088	$54,480
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,128,089	$3,096,886
Construction in progress	94,232	91,264
Held for development	547	547
	3,222,868	3,188,697
Accumulated depreciation	(710,795)	(665,222)
Net real estate	2,512,073	2,523,475
Cash and cash equivalents	146,131	99,303
Restricted cash	3,957	10,148
Accounts receivable, net	13,544	12,016
Deferred rent receivables, net	63,214	52,171
Other assets, net	107,363	93,220
TOTAL ASSETS	$2,846,282	$2,790,333
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,902	$161,879
Unsecured notes payable, net	1,196,291	1,195,780
Unsecured line of credit, net	98,948	—
Accounts payable and accrued expenses	65,780	62,576
Security deposits payable	7,685	8,316
Other liabilities and deferred credits	90,188	68,110
Total liabilities	1,569,794	1,496,661
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,390,548 units issued and outstanding as of both June 30, 2020 and December 31, 2019	(25,063)	(22,281)
General partner's capital, 60,073,918 and 60,068,228 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,300,601	1,308,237
Accumulated other comprehensive income	950	7,716
Total capital	1,276,488	1,293,672
TOTAL LIABILITIES AND CAPITAL	$2,846,282	$2,790,333

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$79,230	$79,656	$171,300	$156,487
Other property income	2,879	4,457	7,552	12,945
Total revenue	82,109	84,113	178,852	169,432
EXPENSES:
Rental expenses	16,981	21,826	39,549	42,622
Real estate taxes	8,961	9,275	20,006	18,321
General and administrative	6,679	5,943	13,499	12,016
Depreciation and amortization	26,493	22,582	53,955	43,165
Total operating expenses	59,114	59,626	127,009	116,124
OPERATING INCOME	22,995	24,487	51,843	53,308
Interest expense	(13,331)	(13,129)	(26,803)	(26,478)
Gain on sale of real estate	—	633	—	633
Other income (expense), net	162	(50)	270	(279)
NET INCOME	9,826	11,941	25,310	27,184
Net income attributable to restricted shares	(69)	(92)	(173)	(185)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$9,757	$11,849	$25,137	$26,999

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.13	$0.18	$0.33	$0.41
Weighted average units outstanding - basic	76,114,687	66,889,784	76,114,153	65,543,409

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.13	$0.18	$0.33	$0.41
Weighted average units outstanding - diluted	76,114,687	66,889,784	76,114,153	65,543,409

DISTRIBUTIONS PER UNIT	$0.20	$0.28	$0.50	$0.56

COMPREHENSIVE INCOME
Net income	$9,826	$11,941	$25,310	$27,184
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	14	(3,891)	(6,101)	(6,023)
Reclassification of amortization of forward-starting swap included in interest expense	(332)	(319)	(665)	(639)
Comprehensive income	9,508	7,731	18,544	20,522
Comprehensive income attributable to Limited Partners	(2,033)	(1,820)	(3,974)	(5,218)
Comprehensive income attributable to General Partner	$7,475	$5,911	$14,570	$15,304

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672
Net income	—	3,312	—	12,172	—	15,484
Distributions	—	(4,917)	—	(18,020)	—	(22,937)
Stock-based compensation	—	—	—	1,250	—	1,250
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(6,115)	(6,115)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(333)	(333)
Balance at March 31, 2020	16,390,548	$(23,886)	60,068,228	$1,303,639	$1,268	$1,281,021
Net income	—	2,101	—	7,725	—	9,826
Issuance of restricted units	—	—	6,008	—	—	—
Forfeiture of restricted units	—	—	(318)	—	—	—
Distributions	—	(3,278)	—	(12,015)	—	(15,293)
Stock-based compensation	—	—	—	1,252	—	1,252
Other comprehensive income - change in value of interest rate swap	—	—	—	—	14	14
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(332)	(332)
Balance at June 30, 2020	16,390,548	$(25,063)	60,073,918	$1,300,601	$950	$1,276,488

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2018	17,177,608	$(4,477)	47,335,409	$792,357	$14,591	$802,471
Net income	—	4,055	—	11,188	—	15,243
Contributions from American Assets Trust, Inc.	—	—	162,531	7,034	—	7,034
Forfeiture of restricted units	—	—	(11,046)	—	—	—
Distributions	—	(4,810)	—	(13,251)	—	(18,061)
Stock-based compensation	—	—	—	1,098	—	1,098
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(2,132)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2019	17,177,608	$(5,232)	47,486,894	$798,426	$12,139	$805,333
Net income	—	2,933	—	9,008	—	11,941
Contributions from American Assets Trust, Inc.	—	—	11,444,382	495,980	—	495,980
Issuance of restricted units	—	—	4,412	—	—	—
Conversion of operating partnership units	(787,060)	(12,987)	787,060	12,987	—	—
Distributions	—	(4,589)	—	(13,664)	—	(18,253)
Stock-based compensation	—	—	—	1,131	—	1,131
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(3,891)	(3,891)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(319)	(319)
Balance at June 30, 2019	16,390,548	$(19,875)	59,722,748	$1,303,868	$7,929	$1,291,922

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$25,310	$27,184
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(13,191)	2,562
Depreciation and amortization	53,955	43,165
Amortization of debt issuance costs and debt fair value adjustments	742	724
Provision for uncollectable rental income	3,849	520
Gain on sale of real estate	—	(633)
Stock-based compensation expense	2,502	2,229
Lease termination income	—	(4,518)
Other noncash interest expense	(665)	(639)
Other, net	(2,833)	(900)
Changes in operating assets and liabilities
Change in accounts receivable	(3,822)	(177)
Change in other assets	903	1,305
Change in accounts payable and accrued expenses	3,792	3,453
Change in security deposits payable	(631)	(1,380)
Change in other liabilities and deferred credits	(789)	(2,726)
Net cash provided by operating activities	69,122	70,169
INVESTING ACTIVITIES
Acquisition of real estate	—	(507,780)
Capital expenditures	(35,241)	(47,838)
Proceeds from sale of real estate, net of selling costs	—	8,191
Leasing commissions	(3,892)	(2,623)
Net cash used in investing activities	(39,133)	(550,050)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(20,187)
Proceeds from unsecured line of credit	100,000	59,000
Repayment of unsecured line of credit	—	(28,000)
Debt issuance costs	—	(424)
Contributions from American Assets Trust, Inc.	(119)	503,014
Distributions	(38,230)	(36,314)
Net cash provided by financing activities	10,648	477,089
Net increase (decrease) in cash and cash equivalents	40,637	(2,792)
Cash, cash equivalents and restricted cash, beginning of period	109,451	57,272
Cash, cash equivalents and restricted cash, end of period	$150,088	$54,480

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$146,131	$44,778
Restricted cash	3,957	9,702
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$150,088	$54,480
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2020
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
We are a full service, vertically integrated, and self-administered REIT with approximately 194 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2020, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2020, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2020
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information
Total interest costs incurred	$27,327	$26,808
Interest capitalized	$524	$330
Interest expense	$26,803	$26,478
Cash paid for interest, net of amounts capitalized	$26,918	$26,574
Cash paid for income taxes	$554	$601
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$18,141	$12,245
Accrued leasing commissions	$1,913	$7,963

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Except for the adoption of the accounting standards during the first quarter of 2020 as discussed below, there have been no changes to our significant accounting policies during the six months ended June 30, 2020.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, including the impact of the tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. The provision for doubtful accounts at June 30, 2020 and December 31, 2019 was approximately $4.9 million and $1.7 million, respectively.
Rent Concessions – COVID-19
During the second quarter of 2020, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We account for such lease concessions as lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). As of June 30, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately 5% of the rent originally contracted for the three months ended June 30, 2020.
Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Topics. The pronouncement requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of the pronouncement. We adopted the provisions of ASU No. 2016-13 effective January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements as the majority of our receivables are derived from operating leases and are excluded from this standard.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
In-place leases	$63,535	$63,896
Accumulated amortization	(35,002)	(32,672)
Above market leases	7,534	7,534
Accumulated amortization	(7,389)	(7,351)
Acquired lease intangible assets, net	$28,678	$31,407
Below market leases	$61,446	$62,126
Accumulated accretion	(37,934)	(36,674)
Acquired lease intangible liabilities, net	$23,512	$25,452

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,835	$—	$1,835	$—	$1,669	$—	$1,669
Interest rate swap asset	$—	$—	$—	$—	$—	$434	$—	$434
Interest rate swap liability	$—	$6,984	$—	$6,984	$—	$1,317	$—	$1,317
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 2.2% to 2.9%.
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

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,902	$114,333	$161,879	$166,885
Unsecured term loans, net	$248,493	$250,000	$248,864	$250,000
Unsecured senior guaranteed notes, net	$947,798	$1,036,529	$946,916	$975,291
Unsecured line of credit, net	$98,948	$100,000	$—	$—

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
The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2020 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(1,468)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(3,691)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(1,825)
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasing commissions, net of accumulated amortization of $33,580 and $30,775, respectively	$41,387	$42,539
Interest rate swap asset	—	434
Acquired above market leases, net	145	183
Acquired in-place leases, net	28,533	31,224
Lease incentives, net of accumulated amortization of $710 and $565, respectively	1,666	2,603
Other intangible assets, net of accumulated amortization of $1,187 and $1,031, respectively	2,727	2,893
Debt issuance costs, net of accumulated amortization of $0 and $814, respectively	—	1,256
Right-of-use lease asset, net	25,673	4,863
Prepaid expenses and other	7,232	7,225
Total other assets	$107,363	$93,220

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Acquired below market leases, net	$23,512	$25,452
Prepaid rent and deferred revenue	13,255	16,969
Interest rate swap liability	6,984	1,317
Deferred rent expense and lease intangible	22	28
Deferred compensation	1,835	1,669
Deferred tax liability	332	332
Straight-line rent liability	18,067	16,903
Lease liability	26,144	5,380
Other liabilities	37	60
Total other liabilities and deferred credits, net	$90,188	$68,110
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) amended and restated credit facility, (ii) term loans, and (iii) senior guaranteed notes. Additionally, American Assets Trust, Inc. has provided a carve-out guarantee on property-level mortgage debt at City Center Bellevue.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of June 30, 2020 and December 31, 2019 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2020	December 31, 2019	as of June 30, 2020
Torrey Reserve—VCI, VCII, VCIII (1)(2)	—	6,498	6.36%	June 1, 2020
Solana Crossing I-II (1)(2)	—	10,270	5.91%	June 1, 2020
Solana Beach Towne Centre (1)(2)	—	34,235	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	111,000	162,003
Debt issuance costs, net of accumulated amortization of $323 and $449, respectively	(98)	(124)
Total Secured Notes Payable Outstanding	$110,902	$161,879

(1)Loan repaid in full, without premium or penalty, on March 2, 2020.
(2)Principal payments based on a 30-year amortization schedule.
(3)Interest only.
Certain loans require us to comply with various financial covenants. As of June 30, 2020, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2020 and December 31, 2019 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2020	December 31, 2019	as of June 30, 2020
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2021
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(8)	July 30, 2030
	1,200,000	1,200,000
Debt issuance costs, net of accumulated amortization of $8,346 and $7,835, respectively	(3,709)	(4,220)
Total Unsecured Notes Payable	$1,196,291	$1,195,780

(1)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 4.08% through its stated maturity date, subject to adjustments based on our consolidated leverage ratio.
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
June 30, 2020
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
Certain loans require us to comply with various financial covenants. As of June 30, 2020, the Operating Partnership was in compliance with these financial covenants.

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

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At June 30, 2020, there was $100 million outstanding under the Revolver Loan and we had incurred approximately $1.1 million of debt issuance costs, net.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the six months ended June 30, 2020, the weighted average interest rate on the Revolver Loan was 1.58%.
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
June 30, 2020
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
As of June 30, 2020, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,390,548 common units (the “noncontrolling common units”), and represented approximately 21.5% of the ownership interests in our Operating Partnership at June 30, 2020. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2020, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended June 30, 2020 and 2019 does not include the weighted average of 345,241 and 330,847 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the six months ended June 30, 2020 and 2019 does not include the weighted average of 345,199 and 332,054 unvested Operating Partnership units, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the six months ended June 30, 2020, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2020, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2020:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2020	$0.30	January 1, 2020 to March 31, 2020	March 26, 2020
Second Quarter 2020	$0.20	April 1, 2020 to June 30, 2020	June 25, 2020
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
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	345,153	$28.75
Granted	6,008	33.29
Vested	(4,412)	45.35
Forfeited	(318)	29.58
Nonvested at June 30, 2020	346,431	$28.62
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.3 million and $1.1 million in noncash compensation expense for the three-month periods ended June 30, 2020 and 2019, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $2.5 million and $2.2 million in noncash compensation expense for the six months ended June 30, 2020 and 2019, respectively. Unrecognized compensation expense was $4.8 million at June 30, 2020.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 345,241 and 330,847 for the three months ended June 30, 2020 and 2019, respectively and 345,199 and 332,054 for the six months ended June 30, 2020 and 2019, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2020 and 2019, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NUMERATOR
Net income	$9,826	$11,941	$25,310	$27,184
Less: Net income attributable to restricted shares	(69)	(92)	(173)	(185)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,101)	(2,933)	(5,413)	(6,988)
Net income attributable to common stockholders—basic	$7,656	$8,916	$19,724	$20,011
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$7,656	$8,916	$19,724	$20,011
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,101	2,933	5,413	6,988
Net income attributable to common stockholders—diluted	$9,757	$11,849	$25,137	$26,999
DENOMINATOR
Weighted average common shares outstanding—basic	59,724,139	50,135,978	59,723,605	48,578,872
Effect of dilutive securities—conversion of Operating Partnership units	16,390,548	16,753,806	16,390,548	16,964,537
Weighted average common shares outstanding—diluted	76,114,687	66,889,784	76,114,153	65,543,409

Earnings per common share, basic	$0.13	$0.18	$0.33	$0.41
Earnings per common share, diluted	$0.13	$0.18	$0.33	$0.41

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
June 30, 2020
(Unaudited)

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
A deferred tax liability is included in our consolidated balance sheets of $0.3 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2020, we recorded income tax benefit of $0.1 million and income tax expense of $0.1 million, respectively. For the three and six months ended June 30, 2019, we recorded income tax expense of $0.2 million and $0.4 million, respectively.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.7 million based on operating performance through June 30, 2020.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fourteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 26.5% of total revenues for the six months ended June 30, 2020. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 49.4% of total revenues for the six months ended June 30, 2020. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2020 and 2019, no tenant accounted for more than 10% of our total rental revenue.
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
June 30, 2020
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
As of June 30, 2020, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2020 (six months ending December 31, 2020)	$102,236
2021	223,471
2022	209,162
2023	188,651
2024	158,172
Thereafter	565,253
Total	$1,446,945

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
At the Landmark at One Market, we lease, as lessee, a building adjacent to the Landmark at One Market under an operating lease effective through June 30, 2026, which we have the option to extend until 2031 by way of the remaining five years extension option (the "Annex Lease"). The lease payments under the extension option provided for under the Annex Lease will be equal to the fair rental value at the time the extension option is exercised. The extension option is included in the calculation of the right-of-use asset and lease liability as we are reasonably certain of exercising the extension option. During 2020, we exercised a five years extension option to extend the Annex Lease through June 30, 2026.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

Current annual payments under the operating leases are as follows, as of June 30, 2020 (in thousands):

Year Ending December 31,
2020 (six months ending December 31, 2020)	$1,730
2021	3,502
2022	2,697
2023	2,697
2024	2,697
Thereafter	17,533
Total lease payments	$30,856
Imputed interest	$(4,712)
Present value of lease liability	$26,144

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$945	$833	$1,790	$1,667
Variable lease cost	—	—	—	—
Sublease income	(1,073)	(633)	(1,941)	(1,258)
Total lease (income) cost	$(128)	$200	$(151)	$409

Weighted-average remaining lease term - operating leases (in years)			10.6
Weighted-average discount rate - operating leases			3.23%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,692	$1,655
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$22,188	$7,661

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease rental income
Office	$42,484	$28,564	$84,697	$54,712
Retail	20,909	25,021	45,864	49,470
Multifamily	11,643	11,975	23,610	23,971
Mixed-use	2,504	3,886	6,436	7,763
Percentage rent	23	289	324	555
Hotel revenue	1,143	9,466	9,268	19,108
Other	524	455	1,101	908
Total rental income	$79,230	$79,656	$171,300	$156,487
Lease rental income include $8.5 million and $(4.5) million for the three months ended June 30, 2020 and 2019, respectively, and $11.3 million and $(4.3) million for the six months ended June 30, 2020 and 2019, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income were $1.0 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental operating	$8,695	$9,008	$18,577	$17,559
Hotel operating	1,993	6,036	7,740	12,009
Repairs and maintenance	4,320	3,971	8,617	7,430
Marketing	379	568	886	1,114
Rent	952	849	1,805	1,690
Hawaii excise tax	507	914	1,372	1,858
Management fees	135	480	552	962
Total rental expenses	$16,981	$21,826	$39,549	$42,622

NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and investment income	$71	$156	$383	$163
Income tax benefit (expense)	91	(206)	(115)	(442)
Other non-operating income	—	—	2	—
Total other income (expense), net	$162	$(50)	$270	$(279)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our CEO, President, and Chairman of Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the Company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the six months ended June 30, 2020 and 2019, we incurred approximately $0.0 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Office
Property revenue	43,880	30,200	$88,389	$58,006
Property expense	(11,601)	(9,269)	(23,394)	(17,758)
Segment profit	32,279	20,931	64,995	40,248
Total Retail
Property revenue	$21,492	$25,871	47,318	55,308
Property expense	(4,907)	(7,731)	(12,238)	(14,885)
Segment profit	16,585	18,140	35,080	40,423
Total Multifamily
Property revenue	12,463	12,897	25,288	25,796
Property expense	(5,313)	(4,883)	(10,823)	(9,956)
Segment profit	7,150	8,014	14,465	15,840
Total Mixed-Use
Property revenue	4,274	15,145	17,857	30,322
Property expense	(4,121)	(9,218)	(13,100)	(18,344)
Segment profit	153	5,927	4,757	11,978
Total segments’ profit	$56,167	$53,012	$119,297	$108,489
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total segments’ profit	$56,167	$53,012	$119,297	$108,489
General and administrative	(6,679)	(5,943)	(13,499)	(12,016)
Depreciation and amortization	(26,493)	(22,582)	(53,955)	(43,165)
Interest expense	(13,331)	(13,129)	(26,803)	(26,478)
Gain on sale of real estate	—	633	—	633
Other income (expense), net	162	(50)	270	(279)
Net income	9,826	11,941	25,310	27,184
Net income attributable to restricted shares	(69)	(92)	(173)	(185)
Net income attributable to unitholders in the Operating Partnership	(2,101)	(2,933)	(5,413)	(6,988)
Net income attributable to American Assets Trust, Inc. stockholders	$7,656	$8,916	$19,724	$20,011

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2020
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2020	December 31, 2019
Net Real Estate
Office	$1,319,025	$1,317,854
Retail	617,530	624,912
Multifamily	395,254	401,152
Mixed-Use	180,264	179,557
	$2,512,073	$2,523,475
Secured Notes Payable (1)
Office	$111,000	$127,768
Retail	—	34,235
	$111,000	$162,003
(1)Excludes debt issuance costs of $0.1 million and $0.1 million for each of the periods ended June 30, 2020 and December 31, 2019, respectively.

Capital expenditures for each segment for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital Expenditures (1)
Office	$9,281	$17,418	$27,481	$33,901
Retail	2,805	6,650	6,363	11,441
Multifamily	860	685	2,144	1,456
Mixed-Use	2,262	3,271	3,145	3,663
	$15,208	$28,024	$39,133	$50,461
(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Currently, one of the most significant risk factors, is the potential adverse effect of the current COVID-19 pandemic on our financial condition, results of operations, cash flows and performance or that of, our tenants and guests, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us, our tenants and guests will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2019 and quarterly report on Form 10-Q for the quarter ended March 31, 2020.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of June 30, 2020, our portfolio was comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.5% of our Operating Partnership as of June 30, 2020. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and six months ended June 30, 2020 and 2019.  For the three months ended June 30, 2020, Torrey Point was reclassified to same-store properties when compared to the designations for the three months ended June 30, 2019 as the entity was placed into operations and became available for occupancy in August 2018. For the three months ended June 30, 2020, One Beach Street was reclassified to non-same-store properties when compared to the designations for the three months ended June 30, 2019 due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

For the six months ended June 30, 2020, Torrey Point was reclassified to same-store properties when compared to the designations for the six months ended June 30, 2019 as the entity was placed into operations and became available for occupancy in August 2018. For the six months ended June 30, 2020, One Beach Street was reclassified to non-same-store properties when compared to the designation for the six months ended June 30, 2019 due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

In our determination of same-store and redevelopment same-store properties for the six months ended June 30, 2020, Waikele Center and One Beach Street have been identified as same-store redevelopment properties due to significant redevelopment activity. Retail same-store net operating income decreased approximately 17.3% for the six months ended June 30, 2020 compared to the same period in 2019. Retail redevelopment same-store net operating income decreased approximately 12.7% for the six months ended June 30, 2020 compared to the same period in 2019. Office same-store net operating income increased 30.2% for the six months ended June 30, 2020 compared to the same period in 2019. Office redevelopment same-store net operating income increased 25.6% for the six months ended June 30, 2020 compared to the same period in 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Same-Store	24	24	24	24
Non-Same-Store	4	4	4	4
Total Properties	28	28	28	28

Redevelopment Same-Store	26	25	26	25

Total Development Properties	3	3	3	3

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

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. For the second quarter of 2020, we have collected to date approximately 98% of office rents, 58% of retail rents (including retail component of Waikiki Beach Walk) and 95% of multifamily rents that were due during the second quarter of 2020. During the second quarter of 2020, we received and executed a significant amount of rent deferment requests from various tenants, primarily within the retail segment, as a result of COVID-19. We are evaluating each tenant rent deferment request on an individual basis, considering a number of factors. Not all rent deferment requests will ultimately result in lease modification agreements. As of June 30, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately 5% of the rent originally contracted for the three months ended June 30, 2020.

We believe the company's financial condition and liquidity are currently strong. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company's future results, we believe our efficient business model and ongoing steps we have taken to strengthen our balance sheet has positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” - “The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks, could result in material adverse effects on our business, financial position, results of operations and cash flows."

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

Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. Furthermore, we believe the locations of our properties and diversified portfolio will mitigate some of the potentially negative impact of the current economic environment. However, in the short-term due to the COVID-19 pandemic, we have seen a meaningful negative impact on certain of our tenants operations and ability to pay rent, primarily in the retail sector; and any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, including as a result of the COVID-19 pandemic, will adversely affect our financial condition and results of operations.
During the three months ended June 30, 2020, we signed 7 office leases for a total of 47,743 square feet of office space including 39,534 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 32.3% and 65.5%, respectively. New office leases for comparable spaces were signed for 1,749 square feet at an average rental rate increase on a cash and GAAP basis of 11.3% and 21.4%, respectively. Renewals for comparable office spaces were signed for 37,785 square feet at an average rental rate increase on a cash and GAAP basis of 33.1% and 67.3%, respectively. Tenant improvements and incentives were $51.12 per square foot of office space for comparable new leases for the three months ended June 30, 2020, mainly attributed to tenants at Lloyd District Portfolio.

During the three months ended June 30, 2020, we signed 13 retail leases for a total of 25,314 square feet of retail space including 23,364 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash basis and GAAP basis of 0.9% and 2.2%, respectively. New retail leases for comparable spaces were signed for 505 square feet at an average rental rate decrease on a cash and GAAP basis of 1.9% and 4.5%, respectively. Renewals for comparable retail spaces were signed for 22,859 square feet at an average rental rate increase on a cash and GAAP basis of 0.9% and 2.3%, respectively. Tenant improvements and incentives were $19.58 per square foot of retail space for comparable new leases for the three months ended June 30, 2020, mainly due to tenants at Lomas Santa Fe Plaza.

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

Through the remainder of 2020, we believe our leasing volume will be below our historical averages and result in overall decreases in rental income due to the COVID-19 pandemic. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.4 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $2.7 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.

We capitalized external and internal costs related to other property improvements combined of $12.5 million and $23.8 million for the three months ended June 30, 2020 and 2019, respectively. We capitalized external and internal costs related to other property improvements totaling $33.3 million and $48.1 million for the six months ended June 30, 2020 and 2019, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. We capitalized interest costs related to development activities of $0.5 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019
The following summarizes our consolidated results of operations for the three months ended June 30, 2020 compared to our consolidated results of operations for the three months ended June 30, 2019. As of June 30, 2020, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of June 30, 2019, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2019, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2020	2019
Revenues
Rental income	$79,230	$79,656	$(426)	(1)%
Other property income	2,879	4,457	(1,578)	(35)
Total property revenues	82,109	84,113	(2,004)	(2)
Expenses
Rental expenses	16,981	21,826	(4,845)	(22)
Real estate taxes	8,961	9,275	(314)	(3)
Total property expenses	25,942	31,101	(5,159)	(17)
Total property income	56,167	53,012	3,155	6
General and administrative	(6,679)	(5,943)	(736)	12
Depreciation and amortization	(26,493)	(22,582)	(3,911)	17
Interest expense	(13,331)	(13,129)	(202)	2
Gain on sale of real estate	—	633	(633)	100
Other income (expense), net	162	(50)	212	(424)
Net income	9,826	11,941	(2,115)	(18)
Net income attributable to restricted shares	(69)	(92)	23	(25)
Net income attributable to unitholders in the Operating Partnership	(2,101)	(2,933)	832	(28)
Net income attributable to American Assets Trust, Inc. stockholders	$7,656	$8,916	$(1,260)	(14)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $2.0 million, or 2%, to $82.1 million for the three months ended June 30, 2020 compared to $84.1 million for the three months ended June 30, 2019. The percentage leased was as follows for each segment as of June 30, 2020 and 2019:

	Percentage Leased(1)
	June 30,
	2020	2019
Office	94.4%	93.7%
Retail	94.7%	97.5%
Multifamily	85.1%	92.6%
Mixed-Use (2)	95.7%	98.2%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2020 or 2019, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the decrease in lease termination fees and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $0.4 million, or 1%, to $79.2 million for the three months ended June 30, 2020 compared to $79.7 million for the three months ended June 30, 2019. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$42,748	$28,757	$13,991	49	$31,819	$26,469	$5,350	20
Retail	21,085	25,346	(4,261)	(17)	16,973	21,708	(4,735)	(22)
Multifamily	11,690	12,024	(334)	(3)	11,690	12,024	(334)	(3)
Mixed-Use	3,707	13,529	(9,822)	(73)	—	—	—	—
	$79,230	$79,656	$(426)	(1)%	$60,482	$60,201	$281	—%

(1)For this table and tables following, the same-store portfolio includes the 830 building at Lloyd District Portfolio which was placed into operations on August 1, 2019 after renovating the building. The same-store portfolio excludes: (i) Waikele Center due to significant redevelopment activity; (ii) La Jolla Commons as it was acquired on June 20, 2019; (iii) One Beach Street due to the renovation of the building; (iv) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (v) land held for development.
Total office rental revenue increased $14.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental rental revenue of approximately $9.5 million during the period. The increase in total office rental revenue is partially offset by the decrease in rental revenue of approximately $0.8 million at One Beach Street due to expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased $5.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, Torrey Point, and City Center Bellevue.
Total retail rental revenue decreased $4.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the increase in bad debt contra-revenue of rent receivables of approximately $0.7 million and straight-line rent receivables of approximately $1.4 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, and Carmel Country Plaza as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail rental revenue is also attributable to decrease in cost reimbursements of approximately $1.5 million due to real estate tax refund at Alamo Quarry Market and a decrease in annualized base rent at Del Monte Center due to the bankruptcy of Forever 21. The decrease in total retail rental revenue was partially offset by higher annualized base rent at Waikele Center related to the Safeway lease and higher annualized base rent at Carmel Mountain Plaza related to the At Home Stores lease.
Total multifamily rental revenue decreased $0.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the decrease in the average occupancy to 88.5% for the three months ended June 30, 2020 compared to 92.8% for the three months ended June 30, 2019. The decrease in average occupancy is partially offset by the increase in average base rent per unit to $2,152 for the three months ended June 30, 2020 compared to $2,092 for the three months ended June 30, 2019.
Total mixed-use rental revenue decreased $9.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions during the second quarter which led to a decrease in average occupancy and revenue per available room to 17.0% and $34 for the three months ended June 30, 2020, respectively, compared to 91.6% and $282 for three months ended June 30, 2019, respectively. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental revenue at the hotel portion of the mixed-use property through at least the remainder of 2020. The decrease in total mixed-use rental revenue is also attributed to the increase in bad debt contra-revenue of rent receivables of approximately $0.9 million and straight-line rent of approximately $0.2 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income decreased $1.6 million, or 35%, to $2.9 million for the three months ended June 30, 2020 compared to $4.5 million for the three months ended June 30, 2019. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$1,132	$1,443	$(311)	(22)	$960	$1,424	$(464)	(33)
Retail	407	525	(118)	(22)	204	97	107	110
Multifamily	773	873	(100)	(11)	773	873	(100)	(11)
Mixed-Use	567	1,616	(1,049)	(65)	—	—	—	—
	$2,879	$4,457	$(1,578)	(35)%	$1,937	$2,394	$(457)	(19)%
Office other property income decreased $0.3 million for the three months ended June 30, 2020 primarily due to the decrease in parking garage income at City Center Bellevue, Lloyd District Portfolio, and First & Main as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic caused a substantial portion of our tenants employees and their guests to work from home during the period. The decrease in office other property income was partially offset by the acquisition of La Jolla Commons on June 20, 2019, which had incremental parking income of $0.1 million and lease termination fees received at City Center Bellevue during the period.
Retail other property income decreased $0.1 million for the three months ended June 30, 2020 primarily due to the absence of the extension fee of approximately $0.3 million related to the option sale agreement for our former Solana Beach - Highway 101 property during the three months ended June 30, 2019. The decrease in retail other property income was partially offset by the increase in lease termination fees received at Alamo Quarry Market during the period.
Multifamily other property income decreased by $0.1 million for the three months ended June 30, 2020 primarily due to the decrease in parking garage income at Hassalo on Eighth and late fees.
Mixed-use other property income decreased $1.0 million for the three months ended June 30, 2020 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy beginning in March 2020 which led to a decrease in excise tax and food & beverage revenue at the hotel portion of our mixed-use property and a decrease in parking income at the retail portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce mixed-use other property income through at least the remainder of 2020.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased $5.2 million, or 17%, to $25.9 million, for the three months ended June 30, 2020 compared to $31.1 million for the three months ended June 30, 2019.
Rental Expenses. Rental expenses decreased $4.8 million, or 22%, to $17.0 million for the three months ended June 30, 2020 compared to $21.8 million for the three months ended June 30, 2019. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$6,654	$6,167	$487	8	$5,182	$5,802	$(620)	(11)
Retail	3,544	3,948	(404)	(10)	2,700	3,026	(326)	(11)
Multifamily	3,646	3,302	344	10	3,646	3,302	344	10
Mixed-Use	3,137	8,409	(5,272)	(63)	—	—	—	—
	$16,981	$21,826	$(4,845)	(22)%	$11,528	$12,130	$(602)	(5)%
Total office rental expenses increased $0.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental rental expenses of $1.2 million during the period. Same-store office rental expenses decreased $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in utilities expense, janitorial services and supplies, and repairs and maintenance as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic caused substantial portion of our tenants' employees to work temporarily from home during the period. The decrease in same-store office rental expenses was partially offset by the increase in sublease expense related to the Annex Lease extension option exercised in March 2020.
Retail rental expenses decreased $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in utilities, day porter services, repairs and maintenance, and trash services during the period as temporary store closures and restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused reduced demand for these rental expenses. The decrease in retail rental expenses was partially offset by the increase in insurance expense and general excise tax during the period.
Multifamily rental expenses increased $0.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in personnel compensation expenses, utilities, security services, and insurance expense during the period.
Mixed-use rental expense decreased $5.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental expenses at the hotel portion of our mixed-use property through at least the remainder of 2020. Additionally, the decrease in mixed-use rental expenses is also due to the decrease of personnel compensation, repairs and maintenance, and utilities expenses at the retail portion of our mixed-use property during the period.
Real Estate Taxes. Real estate taxes decreased $0.3 million, or 3%, to $9.0 million for the three months ended June 30, 2020 compared to $9.3 million for the three months ended June 30, 2019. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$4,947	$3,102	$1,845	59	$3,031	$2,785	$246	9
Retail	1,363	3,783	(2,420)	(64)	641	3,034	(2,393)	(79)
Multifamily	1,667	1,581	86	5	1,667	1,580	87	6
Mixed-Use	984	809	175	22	—	—	—	—
	$8,961	$9,275	$(314)	(3)%	$5,339	$7,399	$(2,060)	(28)%
Office real estate taxes increased $1.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental real estate taxes of $1.6 million. Same-store office real estate taxes increased $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in tax assessments at City Center Bellevue, The Landmark at One Market and Torrey Reserve Campus during the period.
Retail real estate taxes decreased $2.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a real estate tax refund of approximately $2.3 million at Alamo Quarry Market for the tax assessments for 2016 through 2018.
Mixed-use real estate taxes increased $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in tax assessments at the hotel portion of our mixed-use property.
Property Operating Income
Property operating income increased $3.2 million, or 6%, to $56.2 million for the three months ended June 30, 2020, compared to $53.0 million for the three months ended June 30, 2019. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$32,279	$20,931	$11,348	54	$24,566	$19,306	$5,260	27
Retail	16,585	18,140	(1,555)	(9)	13,836	15,745	(1,909)	(12)
Multifamily	7,150	8,014	(864)	(11)	7,150	8,015	(865)	(11)
Mixed-Use	153	5,927	(5,774)	(97)	—	—	—	—
	$56,167	$53,012	$3,155	6%	$45,552	$43,066	$2,486	6%

Total office property operating income increased $11.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental property operating income of $6.8 million during the period. Same-store property operating income increased $5.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, Torrey Point, and City Center Bellevue during the period.
Total retail property operating income decreased $1.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the increase in bad debt contra-revenue of approximately $2.1 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza and Carmel Country Plaza as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. The decrease in total retail property operating income was partially offset by the net property operating income related to the real estate tax refund at Alamo Quarry Market during the period and higher annualized base rent at Waikele Center related to the Safeway lease.
Total multifamily property operating income decreased $0.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the decrease in average occupancy to 88.5% for the three months ended June 30, 2020 compared to 92.8% for the three months ended June 30, 2019 and an increase in personnel compensation expenses, utilities, security services and insurance expense during the period.
Total mixed-use property operating income decreased $5.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the impact of the COVID-19 pandemic reducing tourism and hotel occupancy during the second quarter of 2020 which led to a decrease in hotel occupancy and revenue per available room to 17.0% and $34 for the three months ended June 30, 2020 compared to 91.6% and $282 for the three months ended June 30, 2019. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce property other property income through at least the remainder of 2020.
Other
General and Administrative. General and administrative expenses increased $0.7 million, or 12%, to $6.7 million for the three months ended June 30, 2020, compared to $5.9 million for the three months ended June 30, 2019. This increase was primarily due to increases in employee-related costs and furlough expense for our hotel staff.
Depreciation and Amortization. Depreciation and amortization expense increased $3.9 million, or 17%, to $26.5 million for the three months ended June 30, 2020, compared to $22.6 million for the three months ended June 30, 2019. This increase was primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental depreciation and amortization of $2.9 million during the period and higher depreciation and amortization at Lloyd District Portfolio, City Center Bellevue, Torrey Point and Waikele Center due to tenant improvements that were put into service in 2019 and 2020.
Interest Expense. Interest expense increased $0.2 million, or 2%, to $13.3 million for the three months ended June 30, 2020, compared to $13.1 million for the three months ended June 30, 2019. This increase was primarily due to the closing of our offering of Series G Notes on July 30, 2019 and higher average outstanding balance on the line of credit in 2020, offset by the repayment of the mortgage loans at Torrey Reserve - VCI, VCII, VCIII, Solana Crossing I-II, and Solana Beach Towne Centre on March 2, 2020.
Gain on Sale of Real Estate. Gain on sale of real estate of $0.6 million during the prior period relates to our sale of Solana Beach - Highway 101 on May 22, 2019.
Other Income (Expense), Net. Other income (expense), net increased $0.2 million, or 424%, to other income, net of $0.2 million for the three months ended June 30, 2020, compared to other expense, net of $0.1 million for the three months ended June 30, 2019 primarily due to a decrease in income tax expense related to lower taxable income for our taxable REIT subsidiary.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
The following summarizes our consolidated results of operations for the six months ended June 30, 2020 compared to our consolidated results of operations for the six months ended June 30, 2019.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2020	2019
Revenues
Rental income	$171,300	$156,487	$14,813	9%
Other property income	7,552	12,945	(5,393)	(42)
Total property revenues	178,852	169,432	9,420	6
Expenses
Rental expenses	39,549	42,622	(3,073)	(7)
Real estate taxes	20,006	18,321	1,685	9
Total property expenses	59,555	60,943	(1,388)	(2)
Total property income	119,297	108,489	10,808	10
General and administrative	(13,499)	(12,016)	(1,483)	12
Depreciation and amortization	(53,955)	(43,165)	(10,790)	25
Interest expense	(26,803)	(26,478)	(325)	1
Gain on sale of real estate	—	633	(633)	100
Other income (expense), net	270	(279)	549	197
Net income	25,310	27,184	(1,874)	(7)
Net income attributable to restricted shares	(173)	(185)	12	(6)
Net income attributable to unitholders in the Operating Partnership	(5,413)	(6,988)	1,575	(23)
Net income attributable to American Assets Trust, Inc. stockholders	$19,724	$20,011	$(287)	(1)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $9.4 million, or 6%, to $178.9 million for the six months ended June 30, 2020 compared to $169.4 million for the six months ended June 30, 2019. The percentage leased was as follows for each segment as of June 30, 2020 and 2019:

	Percentage Leased(1)
	June 30,
	2020	2019
Office	94.4%	93.7%
Retail	94.7%	97.5%
Multifamily	85.1%	92.6%
Mixed-Use (2)	95.7%	98.2%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2020 or June 30, 2019, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $14.8 million, or 9%, to $171.3 million for the six months ended June 30, 2020 compared to $156.5 million for the six months ended June 30, 2019. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$85,261	$55,100	$30,161	55	$63,654	$51,691	$11,963	23
Retail	46,376	50,080	(3,704)	(7)	38,215	42,928	(4,713)	(11)
Multifamily	23,704	24,068	(364)	(2)	23,704	24,068	(364)	(2)
Mixed-Use	15,959	27,239	(11,280)	(41)	—	—	—	—
	$171,300	$156,487	$14,813	9%	$125,573	$118,687	$6,886	6%

(1)For this table and tables following, the same-store portfolio includes the 830 building at Lloyd District Portfolio which was placed into operations on August 1, 2019 after renovating the building. The same-store portfolio excludes: (i) Waikele Center due to significant redevelopment activity; (ii) La Jolla Commons as it was acquired on June 20, 2019; (iii) One Beach Street due to the renovation of the building; (iv) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (v) land held for development.
Total office rental revenue increased $30.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental rental revenue of approximately $19.7 million during the period. Same-store office rental revenue increased $12.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, City Center Bellevue, Torrey Point, and Solana Crossing.
Total retail rental revenue decreased $3.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the increase in bad debt contra-revenue of rent receivables of approximately $0.7 million and straight-line rent receivables of approximately $1.4 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, and Carmel Country Plaza as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail rental revenue is also attributable to decrease in cost reimbursements of approximately $1.5 million due to a real estate tax refund at Alamo Quarry Market. The decrease in total retail rental revenue was partially offset by higher annualized base rent at Waikele Center related to the Safeway lease and higher annualized base rent at Carmel Mountain Plaza related to the At Home Stores lease.
Multifamily rental revenue decreased $0.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the decrease in the average occupancy to 90.5% for the six months ended June 30, 2020 compared to 93.7% for the six months ended June 30, 2019. The decrease in average occupancy is partially offset by the increase in average base rent per unit to $2,115 for the six months ended June 30, 2020 compared to $2,074 for the six months ended June 30, 2019.
Mixed-use rental revenue decreased $11.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions during the second quarter, which led to a decrease in average occupancy and revenue per available room to 46.4% and $139 for the six months ended June 30, 2020, respectively, compared to 91.7% and $286 for six months ended June 30, 2019, respectively. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental revenue at the hotel portion of the mixed-use property through at least the remainder of 2020. The decrease in total mixed-use rental revenue is also attributed to the increase in bad debt contra-revenue of rent receivables of approximately $0.9 million and straight-line rent of approximately $0.2 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income decreased $5.4 million, or 42%, to $7.6 million for the six months ended June 30, 2020 compared to $12.9 million for the six months ended June 30, 2019. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$3,128	$2,906	$222	8	$2,721	$2,886	$(165)	(6)
Retail	942	5,228	(4,286)	(82)	563	4,595	(4,032)	(88)
Multifamily	1,584	1,728	(144)	(8)	1,584	1,728	(144)	(8)
Mixed-Use	1,898	3,083	(1,185)	(38)	—	—	—	—
	$7,552	$12,945	$(5,393)	(42)%	$4,868	$9,209	$(4,341)	(47)%
Total office other property income increased $0.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental other property income of approximately $0.4 million during the period. Same-store office other property income decreased $0.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to decrease in parking garage income at Lloyd District Portfolio, City Center Bellevue and First & Main during the period as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic caused a substantial portion of our tenants employees and their guests to work from home during the period.
Total retail other property income decreased $4.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to non-cash lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the six months ended June 30, 2019. The decrease in retail other property income was partially offset by an increase in lease termination fees received at Alamo Quarry Market during the quarter.
Total multifamily other property income decreased $0.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the decrease in parking garage income at Hassalo on Eighth and late fees.
Total mixed-use other property income decreased $1.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy beginning in March 2020 which led to a decrease in excise tax and food & beverage revenue at the hotel portion of our mixed-use property and a decrease in parking income at the retail portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce mixed-use other property income through at least the remainder of 2020.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased by $1.4 million, or 2%, to $59.6 million for the six months ended June 30, 2020, compared to $60.9 million for the six months ended June 30, 2019. This decrease in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses decreased $3.1 million, or (7)%, to $39.5 million for the six months ended June 30, 2020, compared to $42.6 million for the six months ended June 30, 2019. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$13,816	$11,636	$2,180	19	$10,934	$11,026	$(92)	(1)
Retail	7,113	7,467	(354)	(5)	5,546	5,831	(285)	(5)
Multifamily	7,489	6,794	695	10	7,489	6,794	695	10
Mixed-Use	11,131	16,725	(5,594)	(33)	—	—	—	—
	$39,549	$42,622	$(3,073)	(7)%	$23,969	$23,651	$318	1%
Total office rental expenses increased $2.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental rental expenses of approximately $2.3 million during the period. Same-store office rental expenses decreased $0.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to utilities expense, janitorial services and supplies, and repairs and maintenance as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic caused a substantial portion of our tenants' employees to work from home during the period. The decrease in same-store office rental expenses was partially offset by the increase in sublease expense related to the Annex Lease extension option exercised in March 2020, an increase in commercial rent tax at The Landmark at One Market, and an increase in insurance expense during the period.
Total retail rental expenses decreased $0.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a decrease in utilities, day porter services, repairs and maintenance and trash services during the period as temporary store closures and restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused reduced demand for these rental expenses. The decrease in retail rental expense was partially offset by the increase in insurance expense and general excise tax during the period.
Total multifamily rental expenses increased $0.7 million or the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to personnel compensation expenses, utilities, security services and insurance expense during the period.
Total mixed-use rental expenses decreased $5.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to decrease in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental expenses at the hotel portion of our mixed-use property through at least the remainder of 2020. Additionally, the decrease in mixed-use rental expenses is also due to the decrease of personnel compensation, repairs and maintenance, and utilities expenses at the retail portion of our mixed-use property during the period.
Real Estate Taxes. Real estate tax expense increased $1.7 million, or 9%, to $20.0 million for the six months ended June 30, 2020 compared to $18.3 million for the six months ended June 30, 2019. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$9,578	$6,122	$3,456	56	$6,052	$5,611	$441	8
Retail	5,125	7,418	(2,293)	(31)	3,676	5,967	(2,291)	(38)
Multifamily	3,334	3,162	172	5	3,334	3,161	173	5
Mixed-Use	1,969	1,619	350	22	—	—	—	—
	$20,006	$18,321	$1,685	9%	$13,062	$14,739	$(1,677)	(11)%
Total office real estate taxes increased $3.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental real estate taxes of approximately $3.1 million during the period. Same-store office real estate taxes increased $0.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in tax assessments at City Center Bellevue, The Landmark at One Market and Torrey Reserve Campus during the period.
Retail real estate taxes decreased $2.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a net real estate tax refund of approximately $2.3 million at Alamo Quarry Market for the tax assessments for 2016 through 2018.
Multifamily real estate taxes increased $0.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in tax assessments for Pacific Ridge Apartments and Lomas Palisades.
Mixed-use real estate taxes increased $0.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in tax assessments for the hotel portion of our mixed-use property.

Property Operating Income
Property operating income increased $10.8 million, or 10%, to $119.3 million for the six months ended June 30, 2020, compared to $108.5 million for the six months ended June 30, 2019. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2020	2019			2020	2019
Office	$64,995	$40,248	$24,747	61	$49,389	$37,940	$11,449	30
Retail	35,080	40,423	(5,343)	(13)	29,556	35,725	(6,169)	(17)
Multifamily	14,465	15,840	(1,375)	(9)	14,465	15,841	(1,376)	(9)
Mixed-Use	4,757	11,978	(7,221)	(60)	—	—	—	—
	$119,297	$108,489	$10,808	10%	$93,410	$89,506	$3,904	4%
Total office property operating income increased $24.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental property operating income of $14.7 million during the period. Same-store property operating income increased $11.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, City Center Bellevue, Torrey Point, and Solana Crossing.
Total retail property operating income decreased $5.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in bad debt contra-revenue of approximately $2.0 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza and Carmel Country Plaza as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail property operating income was also due to the non-cash lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the prior period. The decrease i total retail property operating income was partially offset by the net property operating income related to the real estate tax refund at Alamo Quarry Market during the period and higher annualized base rent at Waikele Center related to the Safeway lease and higher annualized base rent at Carmel Mountain Plaza related to the At Home Stores lease.
Multifamily property operating income decreased $1.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the average occupancy of 90.5% for the six months ended June 30, 2020 compared to 93.7% for the six months ended June 30, 2019 and an increase in personnel compensation expenses, utilities, security services and insurance expense during the period.
Total mixed-use property operating income decreased $7.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impact of the COVID-19 pandemic reducing tourism and hotel occupancy during the second quarter of 2020 which led to a decrease in hotel occupancy and revenue per available room to 46.4% and $139 for the six months ended June 30, 2020 compared to 91.7% and $286 for the six months ended June 30, 2019. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce property operating income through at least the remainder of 2020.
Other
General and Administrative. General and administrative expenses increased $1.5 million, or 12%, to $13.5 million for the six months ended June 30, 2020, compared to $12.0 million for the six months ended June 30, 2019. This increase was primarily due to an increase in employee-related costs and furlough expense for our hotel staff.
Depreciation and Amortization. Depreciation and amortization expense increased $10.8 million, or 25%, to $54.0 million for the six months ended June 30, 2020, compared to $43.2 million for the six months ended June 30, 2019. This increase was primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental depreciation and amortization of $7.9 million during the period and higher depreciation and amortization at Lloyd District Portfolio, City Center Bellevue, Torrey Point and Waikele Center due to tenant improvements that were put into service in 2019 and 2020.
Interest Expense. Interest expense increased $0.3 million, or 1%, to $26.8 million for the six months ended June 30, 2020 compared to $26.5 million for the six months ended June 30, 2019. This increase was primarily due to the closing of our offering of Series G Notes on July 30, 2019, offset by the repayment of the mortgage loans at Torrey Reserve - VCI, VCII,

VCIII, Solana Crossing I-II, and Solana Beach Towne Centre on March 2, 2020 and a higher weighted average interest rate on the line of credit in 2019.
Gain on Sale of Real Estate. Gain on sale of real estate of $0.6 million during the prior period relates to our sale of Solana Beach - Highway 101 on May 22, 2019.
Other Income (Expense), Net. Other income (expense), net increased $0.5 million, or 197%, to other income, net of $0.3 million for the six months ended June 30, 2020, compared to other expense, net of $0.3 million for the six months ended June 30, 2019 primarily due to a decrease in income tax expense related to lower taxable income for our taxable REIT subsidiary and an increase in interest and investment income attributed to higher average cash balances during the period.
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

As of June 30, 2020, the company owned an approximate 78.5% partnership interest in the Operating Partnership. The remaining 21.5% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2020, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic is expected to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders. In the second quarter of 2020, we received rent deferment requests from some tenants' and have begun negotiating and executing lease modifications for the deferment of rent. These rent deferments will continue to adversely affect the Operating Partnership's cash flow from operations until the scheduled repayment period.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of June 30, 2020, we had the capacity to issue up to an additional $132.6 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2020, we held $146.1 million in cash and cash equivalents.
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
Cash Flows
Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019
Cash, cash equivalents, and restricted cash were $150.1 million and $54.5 million at June 30, 2020 and 2019, respectively.
Net cash provided by operating activities decreased $1.0 million to $69.1 million for the six months ended June 30, 2020 compared to $70.2 million for the six months ended June 30, 2019. The decrease in cash from operations was primarily due to the decrease in rental revenue from the hotel portion of our mixed-use property and a decrease in rent collections from our retail portfolio.

Net cash used in investing activities decreased $510.9 million to $39.1 million for the six months ended June 30, 2020 compared to $550.1 million for the six months ended June 30, 2019. The decrease was primarily due to the acquisition of La Jolla Commons on June 20, 2019 in the prior period.
Net cash used in financing activities decreased $466.4 million to cash provided of $10.6 million for the six months ended June 30, 2020 compared to cash provided of $477.1 million for the six months ended June 30, 2019. The decrease in cash provided by financing activities was primarily due to underwritten public offering that settled on June 14, 2019.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2020 and 2019 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net operating income	$56,167	$53,012	$119,297	$108,489
General and administrative	(6,679)	(5,943)	(13,499)	(12,016)
Depreciation and amortization	(26,493)	(22,582)	(53,955)	(43,165)
Interest expense	(13,331)	(13,129)	(26,803)	(26,478)
Gain on sale of real estate	—	633	—	633
Other income (expense), net	162	(50)	270	(279)
Net income	$9,826	$11,941	$25,310	$27,184

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
The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2020 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Funds from Operations (FFO)
Net income	$9,826	$25,310
Plus: Real estate depreciation and amortization	26,493	53,955
Funds from operations	36,319	79,265
Less: Nonforfeitable dividends on incentive restricted stock awards	(68)	(170)
FFO attributable to common stock and units	$36,251	$79,095
FFO per diluted share/unit	$0.48	$1.04
Weighted average number of common shares and units, diluted (1)	76,115,546	76,114,609
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through July 2030) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2020, we had $1.061 billion of fixed rate debt outstanding with an estimated fair value of $1.151 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loan outstanding as of June 30, 2020 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at June 30, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $52.9 million. If interest rates at June 30, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $57.0 million.
Variable Interest Rate Debt
At June 30, 2020, we had $350.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.
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

American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2020, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2020, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of our 2019 Form 10-K and our 2020 Form 10-Q for the quarter ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission on February 14, 2020 and May 1, 2020, respectively, and available at www.sec.gov or on the "Investors" page of www.americanassetstrust.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our 2019 Form 10-K and our 2020 Form 10-Q for the quarter ended March 31, 2020. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in our 2019 Form 10-K and our 2020 Form 10-Q for the quarter ended March 31, 2020 as well as any of the risks described below could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2019 Form 10-K and our 2020 Form 10-Q for the quarter ended March 31, 2020 are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	July 31, 2020	Date:	July 31, 2020