Form 10-Q
period 2020-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2020-10-30
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

American Assets Trust, Inc. had 60,282,929 shares of common stock, par value $0.01 per share, outstanding as of October 30, 2020.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2020 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2020, American Assets Trust, Inc. owned an approximate 78.7% partnership interest in the Operating Partnership. The remaining 21.3% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,147,237	$3,096,886
Construction in progress	81,485	91,264
Held for development	547	547
	3,229,269	3,188,697
Accumulated depreciation	(730,705)	(665,222)
Net real estate	2,498,564	2,523,475
Cash and cash equivalents	155,327	99,303
Restricted cash	1,231	10,148
Accounts receivable, net	12,018	12,016
Deferred rent receivables, net	68,752	52,171
Other assets, net	108,222	93,220
TOTAL ASSETS	$2,844,114	$2,790,333
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,913	$161,879
Unsecured notes payable, net	1,196,547	1,195,780
Unsecured line of credit, net	99,049	—
Accounts payable and accrued expenses	71,837	62,576
Security deposits payable	6,530	8,316
Other liabilities and deferred credits, net	93,256	68,110
Total liabilities	1,578,132	1,496,661
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,282,929 and 60,068,228 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	603	601
Additional paid-in capital	1,443,764	1,452,014
Accumulated dividends in excess of net income	(164,462)	(144,378)
Accumulated other comprehensive income	1,034	5,680
Total American Assets Trust, Inc. stockholders’ equity	1,280,939	1,313,917
Noncontrolling interests	(14,957)	(20,245)
Total equity	1,265,982	1,293,672
TOTAL LIABILITIES AND EQUITY	$2,844,114	$2,790,333
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$80,759	$93,147	$252,059	$249,634
Other property income	3,615	5,215	11,167	18,160
Total revenue	84,374	98,362	263,226	267,794
EXPENSES:
Rental expenses	19,208	23,989	58,757	66,611
Real estate taxes	11,491	10,942	31,497	29,263
General and administrative	6,438	6,479	19,937	18,495
Depreciation and amortization	26,914	26,568	80,869	69,733
Total operating expenses	64,051	67,978	191,060	184,102
OPERATING INCOME	20,323	30,384	72,166	83,692
Interest expense	(13,302)	(13,734)	(40,105)	(40,212)
Gain on sale of real estate	—	—	—	633
Other (expense) income, net	(531)	(131)	(261)	(410)
NET INCOME	6,490	16,519	31,800	43,703
Net income attributable to restricted shares	(87)	(92)	(260)	(277)
Net income attributable to unitholders in the Operating Partnership	(1,365)	(3,565)	(6,778)	(10,553)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$5,038	$12,862	$24,762	$32,873

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.08	$0.22	$0.41	$0.63
Weighted average shares of common stock outstanding - basic	59,825,174	59,441,887	59,757,709	52,239,668

Earnings per common share, diluted	$0.08	$0.22	$0.41	$0.63
Weighted average shares of common stock outstanding - diluted	76,118,032	75,832,435	76,115,456	69,010,772

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.28	$0.75	$0.84

COMPREHENSIVE INCOME
Net income	$6,490	$16,519	$31,800	$43,703
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	1,201	(1,094)	(4,900)	(7,117)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	513	—	513
Reclassification of amortization of forward-starting swap included in interest expense	(332)	(333)	(997)	(972)
Comprehensive income	7,359	15,605	25,903	36,127
Comprehensive income attributable to non-controlling interests	(1,555)	(3,364)	(5,530)	(8,582)
Comprehensive income attributable to American Assets Trust, Inc.	$5,804	$12,241	$20,373	$27,545
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	$1,293,672
Net income	—	—	—	12,172	—	3,312	15,484
Dividends declared and paid	—	—	—	(18,020)	—	(4,917)	(22,937)
Stock-based compensation	—	—	1,250	—	—	—	1,250
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(4,816)	(1,299)	(6,115)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(72)	(333)
Balance at March 31, 2020	60,068,228	$601	$1,453,264	$(150,226)	$603	$(23,221)	$1,281,021
Net income	—	—	—	7,725	—	2,101	9,826
Issuance of restricted stock	6,008	—	—	—	—	—	—
Forfeiture of restricted stock	(318)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,015)	—	(3,278)	(15,293)
Stock-based compensation	—	—	1,252	—	—	—	1,252
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	10	4	14
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(71)	(332)
Balance at June 30, 2020	60,073,918	$601	$1,454,516	$(154,516)	$352	$(24,465)	$1,276,488
Net income	—	—	—	5,125	—	1,365	6,490
Conversion of operating partnership units	209,011	2	(12,003)	—	3	11,998	—
Dividends declared and paid	—	—	—	(15,071)	—	(4,045)	(19,116)
Stock-based compensation	—	—	1,251	—	—	—	1,251
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	940	261	1,201
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(71)	(332)
Balance at September 30, 2020	60,282,929	$603	$1,443,764	$(164,462)	$1,034	$(14,957)	$1,265,982

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2018	47,335,409	$474	$920,661	$(128,778)	$10,620	$(506)	$802,471
Net income	—	—	—	11,188	—	4,055	15,243
Common shares issued	162,531	1	7,033	—	—	—	7,034
Forfeiture of restricted stock	(11,046)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(13,251)	—	(4,810)	(18,061)
Stock-based compensation	—	—	1,098	—	—	—	1,098
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,561)	(571)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(234)	(86)	(320)
Balance at March 31, 2019	47,486,894	$475	$928,792	$(130,841)	$8,825	$(1,918)	$805,333
Net income	—	—	—	9,008	$—	2,933	11,941
Common shares issued	11,444,382	114	495,866	—	—	—	495,980
Issuance of restricted stock	4,412	—	—	—	—	—	—
Conversion of operating partnership units	787,060	8	12,979	—	148	(13,135)	—
Dividends declared and paid	—	—	—	(13,664)	—	(4,589)	(18,253)
Stock-based compensation	—	—	1,131	—	—	—	1,131
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,857)	(1,034)	(3,891)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(240)	(79)	(319)
Balance at June 30, 2019	59,722,748	$597	$1,438,768	$(135,497)	$5,876	$(17,822)	$1,291,922
Net income	—	—	—	12,954	—	3,565	16,519
Common shares issued	234,814	2	10,918	—	—	—	10,920
Forfeiture of restricted stock	(590)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,764)	—	(4,589)	(21,353)
Stock-based compensation	—	—	1,130	—	—	—	1,130
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(841)	(253)	(1,094)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	388	125	513
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(72)	(333)
Balance at September 30, 2019	59,956,972	$599	$1,450,816	$(139,307)	$5,162	$(19,046)	$1,298,224

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$31,800	$43,703
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(20,025)	(3,652)
Depreciation and amortization	80,869	69,733
Amortization of debt issuance costs and debt fair value adjustments	1,109	1,096
Provision for uncollectable rental income	10,803	933
Gain on sale of real estate	—	(633)
Stock-based compensation expense	3,753	3,359
Settlement of derivative instruments	—	513
Lease termination income	—	(4,518)
Unrealized loss on hedging activities	551	—
Other noncash interest expense	(997)	(972)
Other, net	(3,208)	795
Changes in operating assets and liabilities
Change in accounts receivable	(7,502)	732
Change in other assets	1,453	(22)
Change in accounts payable and accrued expenses	13,787	16,461
Change in security deposits payable	(1,787)	(1,433)
Change in other liabilities and deferred credits	(1,457)	(3,983)
Net cash provided by operating activities	109,149	122,112
INVESTING ACTIVITIES
Acquisition of real estate	—	(507,780)
Capital expenditures	(48,690)	(65,549)
Proceeds from sale of real estate, net of selling costs	—	8,191
Leasing commissions	(4,884)	(8,892)
Net cash used in investing activities	(53,574)	(574,030)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(20,468)
Proceeds from unsecured line of credit	100,000	59,000
Repayment of unsecured line of credit	—	(123,000)
Proceeds from unsecured notes payable	—	150,000
Debt issuance costs	—	(1,091)
Proceeds from issuance of common stock, net	(119)	513,934
Dividends paid to common stock and unitholders	(57,346)	(57,667)
Net cash (used in) provided by financing activities	(8,468)	520,708
Net increase (decrease) in cash and cash equivalents	47,107	68,790
Cash, cash equivalents and restricted cash, beginning of period	109,451	57,272
Cash, cash equivalents and restricted cash, end of period	$156,558	$126,062

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	155,327	115,568
Restricted cash	1,231	10,494
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$156,558	$126,062
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,147,237	$3,096,886
Construction in progress	81,485	91,264
Held for development	547	547
	3,229,269	3,188,697
Accumulated depreciation	(730,705)	(665,222)
Net real estate	2,498,564	2,523,475
Cash and cash equivalents	155,327	99,303
Restricted cash	1,231	10,148
Accounts receivable, net	12,018	12,016
Deferred rent receivables, net	68,752	52,171
Other assets, net	108,222	93,220
TOTAL ASSETS	$2,844,114	$2,790,333
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,913	$161,879
Unsecured notes payable, net	1,196,547	1,195,780
Unsecured line of credit, net	99,049	—
Accounts payable and accrued expenses	71,837	62,576
Security deposits payable	6,530	8,316
Other liabilities and deferred credits	93,256	68,110
Total liabilities	1,578,132	1,496,661
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,390,548 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	(15,742)	(22,281)
General partner's capital, 60,282,929 and 60,068,228 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,279,905	1,308,237
Accumulated other comprehensive income	1,819	7,716
Total capital	1,265,982	1,293,672
TOTAL LIABILITIES AND CAPITAL	$2,844,114	$2,790,333

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$80,759	$93,147	$252,059	$249,634
Other property income	3,615	5,215	11,167	18,160
Total revenue	84,374	98,362	263,226	267,794
EXPENSES:
Rental expenses	19,208	23,989	58,757	66,611
Real estate taxes	11,491	10,942	31,497	29,263
General and administrative	6,438	6,479	19,937	18,495
Depreciation and amortization	26,914	26,568	80,869	69,733
Total operating expenses	64,051	67,978	191,060	184,102
OPERATING INCOME	20,323	30,384	72,166	83,692
Interest expense	(13,302)	(13,734)	(40,105)	(40,212)
Gain on sale of real estate	—	—	—	633
Other (expense) income, net	(531)	(131)	(261)	(410)
NET INCOME	6,490	16,519	31,800	43,703
Net income attributable to restricted shares	(87)	(92)	(260)	(277)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$6,403	$16,427	$31,540	$43,426

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.08	$0.22	$0.41	$0.63
Weighted average units outstanding - basic	76,118,032	75,832,435	76,115,456	69,010,772

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.08	$0.22	$0.41	$0.63
Weighted average units outstanding - diluted	76,118,032	75,832,435	76,115,456	69,010,772

DISTRIBUTIONS PER UNIT	$0.25	$0.28	$0.75	$0.84

COMPREHENSIVE INCOME
Net income	$6,490	$16,519	$31,800	$43,703
Other comprehensive income (loss) - unrealized income (loss) on swap derivative during the period	1,201	(1,094)	(4,900)	(7,117)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	513	—	513
Reclassification of amortization of forward-starting swap included in interest expense	(332)	(333)	(997)	(972)
Comprehensive income	7,359	15,605	25,903	36,127
Comprehensive income attributable to Limited Partners	(1,555)	(3,364)	(5,530)	(8,582)
Comprehensive income attributable to General Partner	$5,804	$12,241	$20,373	$27,545

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672
Net income	—	3,312	—	12,172	—	15,484
Distributions	—	(4,917)	—	(18,020)	—	(22,937)
Stock-based compensation	—	—	—	1,250	—	1,250
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(6,115)	(6,115)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(333)	(333)
Balance at March 31, 2020	16,390,548	$(23,886)	60,068,228	$1,303,639	$1,268	$1,281,021
Net income	—	2,101	—	7,725	—	9,826
Issuance of restricted units	—	—	6,008	—	—	—
Forfeiture of restricted units	—	—	(318)	—	—	—
Distributions	—	(3,278)	—	(12,015)	—	(15,293)
Stock-based compensation	—	—	—	1,252	—	1,252
Other comprehensive income - change in value of interest rate swap	—	—	—	—	14	14
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(332)	(332)
Balance at June 30, 2020	16,390,548	$(25,063)	60,073,918	$1,300,601	$950	$1,276,488
Net income	—	1,365	—	5,125	—	6,490
Conversion of operating partnership units	(209,011)	12,001	209,011	(12,001)	—	—
Distributions	—	(4,045)	—	(15,071)	—	(19,116)
Stock-based compensation	—	—	—	1,251	—	1,251
Other comprehensive income - change in value of interest rate swap	—	—	—	—	1,201	1,201
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(332)	(332)
Balance at September 30, 2020	16,181,537	$(15,742)	60,282,929	$1,279,905	$1,819	$1,265,982

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2018	17,177,608	$(4,477)	47,335,409	$792,357	$14,591	$802,471
Net income	—	4,055	—	11,188	—	15,243
Contributions from American Assets Trust, Inc.	—	—	162,531	7,034	—	7,034
Forfeiture of restricted units	—	—	(11,046)	—	—	—
Distributions	—	(4,810)	—	(13,251)	—	(18,061)
Stock-based compensation	—	—	—	1,098	—	1,098
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(2,132)	(2,132)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(320)	(320)
Balance at March 31, 2019	17,177,608	$(5,232)	47,486,894	$798,426	$12,139	$805,333
Net income	—	2,933	—	9,008	—	11,941
Contributions from American Assets Trust, Inc.	—	—	11,444,382	495,980	—	495,980
Issuance of restricted units	—	—	4,412	—	—	—
Conversion of operating partnership units	(787,060)	(12,987)	787,060	12,987	—	—
Distributions	—	(4,589)	—	(13,664)	—	(18,253)
Stock-based compensation	—	—	—	1,131	—	1,131
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(3,891)	(3,891)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(319)	(319)
Balance at June 30, 2019	16,390,548	$(19,875)	59,722,748	$1,303,868	$7,929	$1,291,922
Net income	—	3,565	—	12,954	—	16,519
Contributions from American Assets Trust, Inc.	—	—	234,814	10,920	—	10,920
Forfeiture of restricted units	—	—	(590)	—	—	—
Distributions	—	(4,589)	—	(16,764)	—	(21,353)
Stock-based compensation	—	—	—	1,130	—	1,130
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(1,094)	(1,094)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	513	513
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(333)	(333)
Balance at September 30, 2019	16,390,548	$(20,899)	59,956,972	$1,312,108	$7,015	$1,298,224

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$31,800	$43,703
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(20,025)	(3,652)
Depreciation and amortization	80,869	69,733
Amortization of debt issuance costs and debt fair value adjustments	1,109	1,096
Provision for uncollectable rental income	10,803	933
Gain on sale of real estate	—	(633)
Stock-based compensation expense	3,753	3,359
Settlement of derivative instruments	—	513
Lease termination income	—	(4,518)
Unrealized loss on hedging activities	551	—
Other noncash interest expense	(997)	(972)
Other, net	(3,208)	795
Changes in operating assets and liabilities
Change in accounts receivable	(7,502)	732
Change in other assets	1,453	(22)
Change in accounts payable and accrued expenses	13,787	16,461
Change in security deposits payable	(1,787)	(1,433)
Change in other liabilities and deferred credits	(1,457)	(3,983)
Net cash provided by operating activities	109,149	122,112
INVESTING ACTIVITIES
Acquisition of real estate	—	(507,780)
Capital expenditures	(48,690)	(65,549)
Proceeds from sale of real estate, net of selling costs	—	8,191
Leasing commissions	(4,884)	(8,892)
Net cash used in investing activities	(53,574)	(574,030)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(20,468)
Proceeds from unsecured line of credit	100,000	59,000
Repayment of unsecured line of credit	—	(123,000)
Proceeds from unsecured notes payable	—	150,000
Debt issuance costs	—	(1,091)
Contributions from American Assets Trust, Inc.	(119)	513,934
Distributions	(57,346)	(57,667)
Net cash (used in) provided by financing activities	(8,468)	520,708
Net increase (decrease) in cash and cash equivalents	47,107	68,790
Cash, cash equivalents and restricted cash, beginning of period	109,451	57,272
Cash, cash equivalents and restricted cash, end of period	$156,558	$126,062

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$155,327	$115,568
Restricted cash	1,231	10,494
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$156,558	$126,062
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2020
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
We are a full service, vertically integrated, and self-administered REIT with approximately 199 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2020, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2020, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2020
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information
Total interest costs incurred	$40,892	$40,592
Interest capitalized	$787	$380
Interest expense	$40,105	$40,212
Cash paid for interest, net of amounts capitalized	$41,547	$39,375
Cash paid for income taxes	$684	$601
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$14,421	$16,025
Accrued leasing commissions	$989	$2,939

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Except for the adoption of the accounting standards during the first quarter of 2020 as discussed below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2020.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, including the impact of the tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. The provision for doubtful accounts at September 30, 2020 and December 31, 2019 was approximately $10.0 million and $1.7 million, respectively.
Rent Concessions – COVID-19
During the third quarter of 2020, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). As of September 30, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately 2% of the rent originally contracted for the three months ended September 30, 2020.
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
September 30, 2020
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
In-place leases	$61,150	$63,896
Accumulated amortization	(33,807)	(32,672)
Above market leases	5,416	7,534
Accumulated amortization	(5,287)	(7,351)
Acquired lease intangible assets, net	$27,472	$31,407
Below market leases	$56,873	$62,126
Accumulated accretion	(34,265)	(36,674)
Acquired lease intangible liabilities, net	$22,608	$25,452

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$1,919	$—	$1,919	$—	$1,669	$—	$1,669
Interest rate swap asset	$—	$—	$—	$—	$—	$434	$—	$434
Interest rate swap liability	$—	$6,333	$—	$6,333	$—	$1,317	$—	$1,317
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 2.2% to 2.8%.
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

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,913	$114,267	$161,879	$166,885
Unsecured term loans, net	$249,234	$250,000	$248,864	$250,000
Unsecured senior guaranteed notes, net	$947,312	$1,030,472	$946,916	$975,291
Unsecured line of credit, net	$99,049	$100,000	$—	$—

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

On August 11, 2020, we entered into a treasury lock contract (the "August 2020 Treasury Lock") with Wells Fargo Bank, N.A., to reduce the interest rate variability exposure of the projected interest cash flows of a then prospective future financing. The treasury lock contract has a notional amount of $200 million, termination date of November 12, 2020, a fixed pay rate of 0.7115%, and a receive rate equal to the ten years treasury rate on the settlement date.

We determined that there was no compelling reason from a capital requirement perspective to move forward with the prospective financing at prevailing rates and, as a result, on October 1, 2020, we settled the August 2020 Treasury Lock, resulting in no gain or loss. The treasury lock contract was deemed to not be an effective cash flow hedge and, as a result, the unrealized accrued loss at September 30, 2020 was charged to other (expense) income, net on the consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2020 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(779)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(3,344)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(1,659)
Wells Fargo Bank, N.A.	$200,000	8/11/2020	11/12/2020	$(551)
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasing commissions, net of accumulated amortization of $33,718 and $30,775, respectively	$39,725	$42,539
Interest rate swap asset	—	434
Acquired above market leases, net	128	183
Acquired in-place leases, net	27,343	31,224
Lease incentives, net of accumulated amortization of $771 and $565, respectively	1,513	2,603
Other intangible assets, net of accumulated amortization of $1,151 and $1,031, respectively	2,646	2,893
Debt issuance costs, net of accumulated amortization of $0 and $814, respectively	—	1,256
Right-of-use lease asset, net	30,111	4,863
Prepaid expenses and other	6,756	7,225
Total other assets	$108,222	$93,220

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Acquired below market leases, net	$22,608	$25,452
Prepaid rent and deferred revenue	11,868	16,969
Interest rate swap liability	6,333	1,317
Deferred rent expense and lease intangible	19	28
Deferred compensation	1,919	1,669
Deferred tax liability	501	332
Straight-line rent liability	19,326	16,903
Lease liability	30,644	5,380
Other liabilities	38	60
Total other liabilities and deferred credits, net	$93,256	$68,110
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) amended and restated credit facility, (ii) term loans, and (iii) senior guaranteed notes. Additionally, American Assets Trust, Inc. has provided a carve-out guarantee on the property-level mortgage debt at City Center Bellevue.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of September 30, 2020 and December 31, 2019 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2020	December 31, 2019	as of September 30, 2020
Torrey Reserve—VCI, VCII, VCIII (1)(2)	$—	$6,498	6.36%	June 1, 2020
Solana Crossing I-II (1)(2)	—	10,270	5.91%	June 1, 2020
Solana Beach Towne Centre (1)(2)	—	34,235	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	111,000	162,003
Debt issuance costs, net of accumulated amortization of $334 and $449, respectively	(87)	(124)
Total Secured Notes Payable Outstanding	$110,913	$161,879

(1)Loan repaid in full, without premium or penalty, on March 2, 2020.
(2)Principal payments based on a 30-year amortization schedule.
(3)Interest only.
Certain loans require us to comply with various financial covenants. As of September 30, 2020, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2020 and December 31, 2019 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2020	December 31, 2019	as of September 30, 2020
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2021
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(8)	July 30, 2030
	1,200,000	1,200,000
Debt issuance costs, net of accumulated amortization of $8,601 and $7,835, respectively	(3,453)	(4,220)
Total Unsecured Notes Payable	$1,196,547	$1,195,780

(1)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 4.08% through its stated maturity date, subject to adjustments based on our consolidated leverage ratio. In October 2020, the operating partnership exercised an option to extend the maturity date of Term Loan A to January 9, 2022.
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
(6)The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. Each of the forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.87% per annum.
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
September 30, 2020
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
Certain loans require us to comply with various financial covenants. As of September 30, 2020, the Operating Partnership was in compliance with these financial covenants.

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

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At September 30, 2020, there was $100 million outstanding under the Revolver Loan and we had incurred approximately $1.0 million of debt issuance costs, net.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the nine months ended September 30, 2020, the weighted average interest rate on the Revolver Loan was 1.38%.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six months period. The extension options are exercisable by us subject to the satisfaction of certain conditions.
On January 9, 2019, we entered into the first amendment (“First Amendment”) to the Second Amended and Restated Credit Facility, which extended the maturity date of Term Loan A to January 9, 2021, subject to three, one year extension options. In October 2020, we exercised an option to extend the maturity date of Term Loan A to January 9, 2022, subject to certain conditions. Additionally, in connection with the First Amendment, borrowings under the Second Amended and Restated Credit Facility with respect to Term Loan A bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on our consolidated total leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, in each case plus a spread

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

which ranges from 0.20% to 0.70% based on our consolidated total leverage ratio. The foregoing rates are intended to be more favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.
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
As of September 30, 2020, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.3% of the ownership interests in our Operating Partnership at September 30, 2020. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three and nine months ended September 30, 2020, 209,011 common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended September 30, 2020 and 2019 does not include the weighted average of 346,434 and 329,652 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the nine months ended September 30, 2020 and 2019 does not include the weighted average of 345,613 and 331,245 unvested Operating Partnership units, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2020, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2020:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2020	$0.30	January 1, 2020 to March 31, 2020	March 26, 2020
Second Quarter 2020	$0.20	April 1, 2020 to June 30, 2020	June 25, 2020
Third Quarter 2020	$0.25	July 1, 2019 to September 30, 2019	September 24, 2020
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	345,153	$28.75
Granted	6,008	33.29
Vested	(4,412)	45.35
Forfeited	(318)	29.58
Nonvested at September 30, 2020	346,431	$28.62
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.3 million and $1.1 million in noncash compensation expense for the three-month periods ended September 30, 2020 and 2019, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $3.8 million and $3.4 million in noncash compensation expense for the nine months ended September 30, 2020 and 2019, respectively. Unrecognized compensation expense was $3.6 million at September 30, 2020.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 346,434 and 329,652 for the three months ended September 30, 2020 and 2019, respectively and 345,613 and 331,245 for the nine months ended September 30, 2020 and 2019, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2020 and 2019, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NUMERATOR
Net income	$6,490	$16,519	$31,800	$43,703
Less: Net income attributable to restricted shares	(87)	(92)	(260)	(277)
Less: Income from operations attributable to unitholders in the Operating Partnership	(1,365)	(3,565)	(6,778)	(10,553)
Net income attributable to common stockholders—basic	$5,038	$12,862	$24,762	$32,873
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$5,038	$12,862	$24,762	$32,873
Plus: Income from operations attributable to unitholders in the Operating Partnership	1,365	3,565	6,778	10,553
Net income attributable to common stockholders—diluted	$6,403	$16,427	$31,540	$43,426
DENOMINATOR
Weighted average common shares outstanding—basic	59,825,174	59,441,887	59,757,709	52,239,668
Effect of dilutive securities—conversion of Operating Partnership units	16,292,858	16,390,548	16,357,747	16,771,104
Weighted average common shares outstanding—diluted	76,118,032	75,832,435	76,115,456	69,010,772

Earnings per common share, basic	$0.08	$0.22	$0.41	$0.63
Earnings per common share, diluted	$0.08	$0.22	$0.41	$0.63

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
September 30, 2020
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
A deferred tax liability is included in our consolidated balance sheets of $0.5 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2020, we recorded income tax benefit of $0.0 million and income tax expense of $0.1 million, respectively. For the three and nine months ended September 30, 2019, we recorded income tax expense of $0.3 million and $0.7 million, respectively.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.1 million based on operating performance through September 30, 2020.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fourteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 25.8% of total revenues for the nine months ended September 30, 2020. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 50.6% of total revenues for the nine months ended September 30, 2020. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2020 and 2019, no tenant accounted for more than 10% of our total rental revenue.
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
September 30, 2020
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
As of September 30, 2020, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2020 (three months ending December 31, 2020)	$41,459
2021	221,581
2022	208,346
2023	190,521
2024	160,681
Thereafter	571,721
Total	$1,394,309

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
At the Landmark at One Market, we lease, as lessee, a building adjacent to the Landmark at One Market under an operating lease effective through June 30, 2026, which we have the option to extend until 2031 by way of the remaining five years extension option (the "Annex Lease"). The lease payments under the extension option provided for under the Annex Lease will be equal to the fair rental value at the time the extension option is exercised. The extension option is included in the calculation of the right-of-use asset and lease liability as we are reasonably certain of exercising the extension option. In March 2020, we exercised a five years extension option to extend the Annex Lease through June 30, 2026, which was memorialized in a lease amendment executed in August 2020 that additionally modified other certain lease payment terms.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

Current annual payments under the operating leases are as follows, as of September 30, 2020 (in thousands):

Year Ending December 31,
2020 (three months ending December 31, 2020)	$865
2021	3,215
2022	3,232
2023	3,328
2024	3,428
Thereafter	23,241
Total lease payments	$37,309
Imputed interest	$(6,665)
Present value of lease liability	$30,644

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$999	$833	$2,788	$2,500
Variable lease cost	—	—	—	—
Sublease income	(1,182)	(975)	(3,123)	(2,233)
Total lease (income) cost	$(183)	$(142)	$(335)	$267

Weighted-average remaining lease term - operating leases (in years)			10.4
Weighted-average discount rate - operating leases			3.22%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,557	$2,501
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$27,321	$7,661

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease rental income
Office	$43,193	$40,187	$127,890	$94,899
Retail	18,334	25,065	64,198	74,535
Multifamily	11,770	11,723	35,380	35,694
Mixed-use	902	3,869	7,338	11,632
Percentage rent	1,353	553	1,677	1,108
Hotel revenue	4,680	11,257	13,948	30,365
Other	527	493	1,628	1,401
Total rental income	$80,759	$93,147	$252,059	$249,634
Lease rental income include $6.0 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, and $17.3 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income were $0.9 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $2.8 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental operating	$9,501	$10,175	$28,078	$27,734
Hotel operating	3,153	6,564	10,893	18,573
Repairs and maintenance	4,199	4,134	12,816	11,564
Marketing	498	631	1,384	1,745
Rent	1,029	841	2,834	2,531
Hawaii excise tax	556	1,099	1,928	2,957
Management fees	272	545	824	1,507
Total rental expenses	$19,208	$23,989	$58,757	$66,611

NOTE 14. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and investment income	$32	$137	$415	$299
Income tax expense	(12)	(268)	(127)	(709)
Other non-operating expense	(551)	—	(549)	—
Total other (expense) income, net	$(531)	$(131)	$(261)	$(410)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our CEO, President, and Chairman of Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively, is included in rental income on the statements of comprehensive income.

During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents are expected to begin in January 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million.

At Torrey Reserve Campus, we lease office space to EDisability, LLC, an entity majority owned and controlled by Mr. Rady. Rental revenue recognized on the lease of $0.1 million and $0.1 million, respectively, for the nine months ended September 30, 2020 and 2019, is included in rental income on the consolidated statements of comprehensive income.

On occasion, the Company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the nine months ended September 30, 2020 and 2019, we incurred approximately $0.0 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.8 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Office
Property revenue	44,821	42,810	$133,210	$100,816
Property expense	(11,595)	(11,627)	(34,989)	(29,385)
Segment profit	33,226	31,183	98,221	71,431
Total Retail
Property revenue	$20,621	$25,848	67,939	81,156
Property expense	(7,795)	(7,806)	(20,033)	(22,691)
Segment profit	12,826	18,042	47,906	58,465
Total Multifamily
Property revenue	12,564	12,655	37,852	38,451
Property expense	(5,603)	(5,367)	(16,426)	(15,323)
Segment profit	6,961	7,288	21,426	23,128
Total Mixed-Use
Property revenue	6,368	17,049	24,225	47,371
Property expense	(5,706)	(10,131)	(18,806)	(28,475)
Segment profit	662	6,918	5,419	18,896
Total segments’ profit	$53,675	$63,431	$172,972	$171,920
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total segments’ profit	$53,675	$63,431	$172,972	$171,920
General and administrative	(6,438)	(6,479)	(19,937)	(18,495)
Depreciation and amortization	(26,914)	(26,568)	(80,869)	(69,733)
Interest expense	(13,302)	(13,734)	(40,105)	(40,212)
Gain on sale of real estate	—	—	—	633
Other income (expense), net	(531)	(131)	(261)	(410)
Net income	6,490	16,519	31,800	43,703
Net income attributable to restricted shares	(87)	(92)	(260)	(277)
Net income attributable to unitholders in the Operating Partnership	(1,365)	(3,565)	(6,778)	(10,553)
Net income attributable to American Assets Trust, Inc. stockholders	$5,038	$12,862	$24,762	$32,873

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2020
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2020	December 31, 2019
Net Real Estate
Office	$1,313,885	$1,317,854
Retail	612,718	624,912
Multifamily	392,506	401,152
Mixed-Use	179,455	179,557
	$2,498,564	$2,523,475
Secured Notes Payable (1)
Office	$111,000	$127,768
Retail	—	34,235
	$111,000	$162,003
(1)Excludes debt issuance costs of $0.1 million and $0.1 million for each of the periods ended September 30, 2020 and December 31, 2019, respectively.

Capital expenditures for each segment for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital Expenditures (1)
Office	$12,572	$16,548	$40,053	$50,449
Retail	747	5,290	7,110	16,731
Multifamily	800	1,297	2,944	2,753
Mixed-Use	322	845	3,467	4,508
	$14,441	$23,980	$53,574	$74,441
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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the impact of epidemics, pandemics, or other outbreaaks of illness, disease or virus(such as the COVID-19 outbreak) and the actions taken by government authorities and others related thereto, including the ability of our company, our properties and our tenants to operate;
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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of September 30, 2020, our portfolio was comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of September 30, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.7% of our Operating Partnership as of September 30, 2020. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and nine months ended September 30, 2020 and 2019.  For the three months ended September 30, 2020, Torrey Point was reclassified to same-store properties when compared to the designations for the three months ended September 30, 2019 as the entity was placed into operations and became available for occupancy in August 2018. Furthermore, La Jolla Commons was reclassified to same-store properties as it was acquired on June 20, 2019 and is comparable for the three months ended September 30, 2020. For the three months ended September 30, 2020, One Beach Street was reclassified to non-same-store properties when compared to the designations for the three months ended September 30, 2019 due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity previously disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity.

For the nine months ended September 30, 2020, Torrey Point was reclassified to same-store properties when compared to the designations for the nine months ended September 30, 2019 as the entity was placed into operations and became available for occupancy in August 2018. For the nine months ended September 30, 2020, One Beach Street was reclassified to non-same-store properties when compared to the designation for the nine months ended September 30, 2019 due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity previously disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

In our determination of same-store and redevelopment same-store properties for the nine months ended September 30, 2020, Waikele Center and One Beach Street have been identified as same-store redevelopment properties due to significant redevelopment activity. Retail same-store net operating income decreased approximately 21.9% for the nine months ended September 30, 2020 compared to the same period in 2019. Retail redevelopment same-store net operating income decreased approximately 17.7% for the nine months ended September 30, 2020 compared to the same period in 2019. Office same-store net operating income increased 20.8% for the nine months ended September 30, 2020 compared to the same period in 2019. Office redevelopment same-store net operating income increased 16.7% for the nine months ended September 30, 2020 compared to the same period in 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Same-Store	25	24	24	24
Non-Same-Store	3	4	4	4
Total Properties	28	28	28	28

Redevelopment Same-Store	27	25	26	25

Total Development Properties	3	3	3	3

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, social distancing measures, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict when restrictions or social distancing measures currently in place will expire. Even after certain of such restrictions are lifted or reduced, the willingness of customers to visit certain of out tenants' businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. For the third quarter of 2020, we have collected to date approximately 98% of office rents, 73% of retail rents (including retail component of Waikiki Beach Walk) and 94% of multifamily rents that were due during the third quarter of 2020. During the third quarter of 2020, we received and executed a significant amount of rent deferment requests from various tenants, primarily within the retail segment, as a result of COVID-19. We are evaluating each tenant rent deferment request on an individual basis, considering a number of factors. Not all rent deferment requests will ultimately result in executed lease modification agreements. As of September 30, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately 2% of the rent originally contracted for the three months ended September 30, 2020.

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
During the three months ended September 30, 2020, we signed 10 office leases for a total of 59,196 square feet of office space including 55,152 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 6.7% and 10.8%, respectively. No new offices leases for comparable spaces were signed during the third quarter of 2020.

During the three months ended September 30, 2020, we signed 21 retail leases for a total of 71,419 square feet of retail space including 71,419 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis and GAAP basis of 6.2% and 3.6%, respectively. No new retail leases for comparable spaces were signed during the third quarter of 2020.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $1.4 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $4.2 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.

We capitalized external and internal costs related to other property improvements combined of $9.0 million and $17.8 million for the three months ended September 30, 2020 and 2019, respectively. We capitalized external and internal costs related to other property improvements totaling $42.3 million and $65.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. We capitalized interest costs related to development activities of $0.8 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019
The following summarizes our consolidated results of operations for the three months ended September 30, 2020 compared to our consolidated results of operations for the three months ended September 30, 2019. As of September 30, 2020, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of September 30, 2019, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2019, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2020	2019
Revenues
Rental income	$80,759	$93,147	$(12,388)	(13)%
Other property income	3,615	5,215	(1,600)	(31)
Total property revenues	84,374	98,362	(13,988)	(14)
Expenses
Rental expenses	19,208	23,989	(4,781)	(20)
Real estate taxes	11,491	10,942	549	5
Total property expenses	30,699	34,931	(4,232)	(12)
Total property income	53,675	63,431	(9,756)	(15)
General and administrative	(6,438)	(6,479)	41	(1)
Depreciation and amortization	(26,914)	(26,568)	(346)	1
Interest expense	(13,302)	(13,734)	432	(3)
Other (expense) income, net	(531)	(131)	(400)	305
Net income	6,490	16,519	(10,029)	(61)
Net income attributable to restricted shares	(87)	(92)	5	(5)
Net income attributable to unitholders in the Operating Partnership	(1,365)	(3,565)	2,200	(62)
Net income attributable to American Assets Trust, Inc. stockholders	$5,038	$12,862	$(7,824)	(61)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $14.0 million, or 14%, to $84.4 million for the three months ended September 30, 2020 compared to $98.4 million for the three months ended September 30, 2019. The percentage leased was as follows for each segment as of September 30, 2020 and 2019:

	Percentage Leased(1)
	September 30,
	2020	2019
Office	93.8%	94.7%
Retail	95.0%	98.0%
Multifamily	87.5%	90.5%
Mixed-Use (2)	87.8%	98.0%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2020 or 2019, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the decrease in lease termination fees and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $12.4 million, or 13%, to $80.8 million for the three months ended September 30, 2020 compared to $93.1 million for the three months ended September 30, 2019. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$43,453	$40,451	$3,002	7	$43,165	$39,325	$3,840	10
Retail	19,850	25,564	(5,714)	(22)	16,109	21,838	(5,729)	(26)
Multifamily	11,821	11,764	57	—	11,821	11,764	57	—
Mixed-Use	5,635	15,368	(9,733)	(63)	—	—	—	—
	$80,759	$93,147	$(12,388)	(13)%	$71,095	$72,927	$(1,832)	(3)%

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
Total office rental revenue increased $3.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to higher annualized base rents at La Jolla Commons, City Center Bellevue, Lloyd District Portfolio, Torrey Point and Torrey Reserve Campus. The increase in total office rental revenue is partially offset by the decrease in rental revenue of approximately $0.8 million at One Beach Street due to expiration of leases to allow for the modernization of the property.
Total retail rental revenue decreased $5.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the increase in bad debt contra-revenue of rent receivables of approximately $2.7 million and straight-line rent receivables of approximately $1.3 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center, and The Shops at Kalakaua as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail rental revenue is also attributable to a decrease in annualized base rent at Alamo Quarry Market and Del Monte Center due to the bankruptcy of Forever 21 and lease modifications providing rent concessions.
Total mixed-use rental revenue decreased $9.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions during the second and third quarters which led to a decrease in average occupancy and revenue per available room to 65.9% and $138 for the three months ended September 30, 2020, respectively, compared to 92.9% and $332 for three months ended September 30, 2019, respectively. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental revenue at the hotel portion of the mixed-use property through the remainder of 2020 and into the first quarter of 2021. The decrease in total mixed-use rental revenue is also attributed to the increase in bad debt contra-revenue of rent receivables of approximately $2.2 million and straight-line rent of approximately $0.5 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income decreased $1.6 million, or 31%, to $3.6 million for the three months ended September 30, 2020 compared to $5.2 million for the three months ended September 30, 2019. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$1,368	$2,359	$(991)	(42)	$1,361	$2,382	$(1,021)	(43)
Retail	771	284	487	171	625	95	530	558
Multifamily	743	891	(148)	(17)	743	891	(148)	(17)
Mixed-Use	733	1,681	(948)	(56)	—	—	—	—
	$3,615	$5,215	$(1,600)	(31)%	$2,729	$3,368	$(639)	(19)%
Office other property income decreased $1.0 million for the three months ended September 30, 2020 primarily due to the decrease in parking garage income at City Center Bellevue, Lloyd District Portfolio, and First & Main as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter caused a substantial portion of our tenants employees and their guests to continue to partially work from home during the period. Additionally, the decrease in office other property income was also attributable to a decrease in lease termination fees received at City Center Bellevue during the period.
Retail other property income increased $0.5 million for the three months ended September 30, 2020 primarily due to the lease termination fees received at Del Monte Center and Carmel Country Plaza during the period.
Multifamily other property income decreased by $0.1 million for the three months ended September 30, 2020 primarily due to the decrease in parking garage income at Hassalo on Eighth and late fees.
Mixed-use other property income decreased $0.9 million for the three months ended September 30, 2020 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy beginning in March 2020 which led to a decrease in excise tax and food & beverage revenue at the hotel portion of our mixed-use property and a decrease in parking income at the retail portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce mixed-use other property income through at least the remainder of 2020 and into the first quarter of 2021.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased $4.2 million, or 12%, to $30.7 million, for the three months ended September 30, 2020 compared to $34.9 million for the three months ended September 30, 2019.
Rental Expenses. Rental expenses decreased $4.8 million, or 20%, to $19.2 million for the three months ended September 30, 2020 compared to $24.0 million for the three months ended September 30, 2019. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$6,744	$6,984	$(240)	(3)	$6,527	$6,754	$(227)	(3)
Retail	3,913	4,108	(195)	(5)	3,100	3,252	(152)	(5)
Multifamily	3,897	3,751	146	4	3,897	3,751	146	4
Mixed-Use	4,654	9,146	(4,492)	(49)	—	—	—	—
	$19,208	$23,989	$(4,781)	(20)%	$13,524	$13,757	$(233)	(2)%
Total office rental expenses decreased $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in utilities expense, janitorial services and supplies, and repairs and maintenance as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter caused a substantial portion of our tenants' employees to continue to split working from home during the period. The decrease in total office rental expenses was partially offset by the increase in sublease expense related to the Annex Lease extension option exercised in March 2020.

Retail rental expenses decreased $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in utilities, repairs and maintenance, and marketing expenses during the period as temporary store closures and restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused reduced demand for these rental expenses. The decrease in retail rental expenses was partially offset by the increase in insurance expense and landscaping expense during the period.
Multifamily rental expenses increased $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in personnel compensation expenses, insurance expense, and janitorial services and supplies expense during the period.
Mixed-use rental expense decreased $4.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental expenses at the hotel portion of our mixed-use property through at least the remainder of 2020 and into the first quarter of 2021. Additionally, the decrease in mixed-use rental expenses is also due to the decrease of personnel compensation, repairs and maintenance, and utilities expenses at the retail portion of our mixed-use property during the period.
Real Estate Taxes. Real estate taxes decreased $0.5 million, or 5%, to $11.5 million for the three months ended September 30, 2020 compared to $10.9 million for the three months ended September 30, 2019. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$4,851	$4,643	$208	4	$4,672	$4,388	$284	6
Retail	3,882	3,698	184	5	3,048	2,976	72	2
Multifamily	1,706	1,616	90	6	1,706	1,616	90	6
Mixed-Use	1,052	985	67	7	—	—	—	—
	$11,491	$10,942	$549	5%	$9,426	$8,980	$446	5%
Office real estate taxes increased $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due an increase in tax assessments at City Center Bellevue, The Landmark at One Market, Lloyd District Portfolio, and Torrey Reserve Campus during the period.
Total retail real estate taxes increased $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a increase in tax assessment at Waikele Center. Same-Store retail real estate taxes increased $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in tax assessments at Alamo Quarry Market, Del Monte Center, and Carmel Mountain Plaza.
Multifamily real estate taxes increased $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in tax assessments at the Pacific Ridge Apartments, Loma Palisades, and Hassalo on Eighth - Residential during the period.
Property Operating Income
Property operating income decreased $9.8 million, or 15%, to $53.7 million for the three months ended September 30, 2020, compared to $63.4 million for the three months ended September 30, 2019. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$33,226	$31,183	$2,043	7	$33,327	$30,565	$2,762	9
Retail	12,826	18,042	(5,216)	(29)	10,586	15,705	(5,119)	(33)
Multifamily	6,961	7,288	(327)	(4)	6,961	7,288	(327)	(4)
Mixed-Use	662	6,918	(6,256)	(90)	—	—	—	—
	$53,675	$63,431	$(9,756)	(15)%	$50,874	$53,558	$(2,684)	(5)%
Total office property operating income increased $2.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to higher annualized base rents at La Jolla Commons, City Center

Bellevue, and Torrey Reserve Campus during the period. The increase in total office property operating income was partially offset by the decrease in rental revenue at One Beach Street due to the expiration of leases to allow for the modernization of the property and a decrease in parking garage income.
Total retail property operating income decreased $5.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the increase in bad debt contra-revenue of approximately $4.0 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center, and The Shops at Kalakaua as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. The decrease in total retail property operating income is also attributable to a decrease in annualized base rent at Alamo Quarry Market and Del Monte Center due to the bankruptcy of Forever 21 and lease modifications providing rent concessions.
Total multifamily property operating income decreased $0.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the decrease in parking income and late fees along with an increase in personnel compensation expenses, insurance expense, and janitorial services and supplies expense during the period.
Total mixed-use property operating income decreased $6.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the impact of the COVID-19 pandemic reducing tourism and hotel occupancy during the second and third quarters of 2020 which led to a decrease in hotel occupancy and revenue per available room to 65.9% and $138 for the three months ended September 30, 2020 compared to 92.9% and $332 for the three months ended September 30, 2019. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce property other property income through at least the remainder of 2020 and into the first quarter of 2021.
Other
General and Administrative. General and administrative expenses decreased $0.0 million, or 1%, to $6.4 million for the three months ended September 30, 2020, compared to $6.5 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 1%, to $26.9 million for the three months ended September 30, 2020, compared to $26.6 million for the three months ended September 30, 2019. This increase was primarily due to higher depreciation and amortization at Lloyd District Portfolio, The Landmark at One Market, Torrey Reserve Campus, and Waikele Center due to tenant improvements that were put into service in 2019 and 2020.
Interest Expense. Interest expense decreased $0.4 million, or 3%, to $13.3 million for the three months ended September 30, 2020, compared to $13.7 million for the three months ended September 30, 2019. This decrease was primarily due to the repayment of the mortgage loans at Torrey Reserve - VCI, VCII, VCIII, Solana Crossing I-II, and Solana Beach Towne Centre on March 2, 2020 and a lower weighted average interest rate on the line of credit in 2020, offset by the closing of our Series G Notes on July 30, 2019.
Other (Expense) Income, Net. Other (expense) income, net decreased $0.4 million, or 305%, to other expense, net of $0.5 million for the three months ended September 30, 2020, compared to other expense, net of $0.1 million for the three months ended September 30, 2019 primarily due to the August 2020 Treasury Lock being in a loss position during the period partially offset by a decrease in income tax expense related to lower taxable income for our taxable REIT subsidiary.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
The following summarizes our consolidated results of operations for the nine months ended September 30, 2020 compared to our consolidated results of operations for the nine months ended September 30, 2019.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2020	2019
Revenues
Rental income	$252,059	$249,634	$2,425	1%
Other property income	11,167	18,160	(6,993)	(39)
Total property revenues	263,226	267,794	(4,568)	(2)
Expenses
Rental expenses	58,757	66,611	(7,854)	(12)
Real estate taxes	31,497	29,263	2,234	8
Total property expenses	90,254	95,874	(5,620)	(6)
Total property income	172,972	171,920	1,052	1
General and administrative	(19,937)	(18,495)	(1,442)	8
Depreciation and amortization	(80,869)	(69,733)	(11,136)	16
Interest expense	(40,105)	(40,212)	107	—
Gain on sale of real estate	—	633	(633)	100
Other (expense) income, net	(261)	(410)	149	36
Net income	31,800	43,703	(11,903)	(27)
Net income attributable to restricted shares	(260)	(277)	17	(6)
Net income attributable to unitholders in the Operating Partnership	(6,778)	(10,553)	3,775	(36)
Net income attributable to American Assets Trust, Inc. stockholders	$24,762	$32,873	$(8,111)	(25)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $4.6 million, or 2%, to $263.2 million for the nine months ended September 30, 2020 compared to $267.8 million for the nine months ended September 30, 2019. The percentage leased was as follows for each segment as of September 30, 2020 and 2019:

	Percentage Leased(1)
	September 30,
	2020	2019
Office	93.8%	94.7%
Retail	95.0%	98.0%
Multifamily	87.5%	90.5%
Mixed-Use (2)	87.8%	98.0%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2020 or September 30, 2019, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $2.4 million, or 1%, to $252.1 million for the nine months ended September 30, 2020 compared to $249.6 million for the nine months ended September 30, 2019. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$128,714	$95,551	$33,163	35	$96,236	$81,781	$14,455	18
Retail	66,226	75,644	(9,418)	(12)	54,324	64,766	(10,442)	(16)
Multifamily	35,525	35,832	(307)	(1)	35,525	35,832	(307)	(1)
Mixed-Use	21,594	42,607	(21,013)	(49)	—	—	—	—
	$252,059	$249,634	$2,425	1%	$186,085	$182,379	$3,706	2%

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
Total office rental revenue increased $33.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental rental revenue of approximately $21.1 million during the period. The increase in total office rental revenue is partially offset by the decrease in rental revenue of approximately $2.4 million at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased $14.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, City Center Bellevue, Torrey Point, and Solana Crossing.
Total retail rental revenue decreased $9.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the increase in bad debt contra-revenue of rent receivables of approximately $3.3 million and straight-line rent receivables of approximately $2.6 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center, and The Shops at Kalakaua as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail rental revenue is also attributable to decrease in cost reimbursements of approximately $1.5 million due to a real estate tax refund at Alamo Quarry Market. The decrease in total retail rental revenue was partially offset by higher annualized base rent at Waikele Center related to the Safeway lease and higher annualized base rent at Carmel Mountain Plaza related to the At Home Stores lease.
Multifamily rental revenue decreased $0.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the decrease in average occupancy to 89.2% for the nine months ended September 30, 2020 compared to 93.0% for the nine months ended September 30, 2019. The decrease in occupancy primarily related to Hassalo on Eighth - Residential. The decrease in average occupancy is partially offset by the increase in average base rent per unit to $2,140 for the nine months ended September 30, 2020 compared to $2,074 for the nine months ended September 30, 2019.
Mixed-use rental revenue decreased $21.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions during the second and third quarters, which led to a decrease in average occupancy and revenue per available room to 52.8% and $138 for the nine months ended September 30, 2020, respectively, compared to 92.1% and $301 for nine months ended September 30, 2019, respectively. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental revenue at the hotel portion of the mixed-use property through the remainder of 2020 and into the first quarter of 2021. The decrease in total mixed-use rental revenue is also attributed to the increase in bad debt contra-revenue of rent receivables of approximately $3.1 million and straight-line rent of approximately $0.7 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income decreased $7.0 million, or 39%, to $11.2 million for the nine months ended September 30, 2020 compared to $18.2 million for the nine months ended September 30, 2019. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$4,496	$5,265	$(769)	(15)	$3,878	$5,032	$(1,154)	(23)
Retail	1,713	5,512	(3,799)	(69)	1,188	4,690	(3,502)	(75)
Multifamily	2,327	2,619	(292)	(11)	2,327	2,619	(292)	(11)
Mixed-Use	2,631	4,764	(2,133)	(45)	—	—	—	—
	$11,167	$18,160	$(6,993)	(39)%	$7,393	$12,341	$(4,948)	(40)%
Total office other property income decreased $0.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental other property income of approximately $0.3 million during the period. Same-store office other property income decreased $1.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the decrease in parking garage income at Lloyd District Portfolio, City Center Bellevue and First & Main during the period as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter caused a substantial portion of our tenants employees and their guests to continue to partially work from home during the period.
Total retail other property income decreased $3.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to non-cash lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the nine months ended September 30, 2019. The decrease in retail other property income was partially offset by an increase in lease termination fees received at Alamo Quarry Market, Del Monte Center, Carmel Country Plaza during the period.
Total multifamily other property income decreased $0.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the decrease in parking garage income at Hassalo on Eighth and late fees.
Total mixed-use other property income decreased $2.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy beginning in March 2020 which led to a decrease in excise tax and food & beverage revenue at the hotel portion of our mixed-use property and a decrease in parking income at the retail portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce mixed-use other property income through at least the remainder of 2020 and into the first quarter of 2021.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased by $5.6 million, or 6%, to $90.3 million for the nine months ended September 30, 2020, compared to $95.9 million for the nine months ended September 30, 2019. This decrease in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses decreased $7.9 million, or (12)%, to $58.8 million for the nine months ended September 30, 2020, compared to $66.6 million for the nine months ended September 30, 2019. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$20,560	$18,620	$1,940	10	$16,435	$16,619	$(184)	(1)
Retail	11,026	11,575	(549)	(5)	8,646	9,082	(436)	(5)
Multifamily	11,386	10,545	841	8	11,386	10,545	841	8
Mixed-Use	15,785	25,871	(10,086)	(39)	—	—	—	—
	$58,757	$66,611	$(7,854)	(12)%	$36,467	$36,246	$221	1%

Total office rental expenses increased $1.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental rental expenses of approximately $2.2 million during the period. Same-store office rental expenses decreased $0.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to utilities expense, janitorial services and supplies, and repairs and maintenance as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter caused a substantial portion of our tenants' employees to continue to work from home during the period. The decrease in same-store office rental expenses was partially offset by the increase in sublease expense related to the Annex Lease extension option exercised in March 2020, an increase in commercial rent tax at The Landmark at One Market, and an increase in insurance expense during the period.
Total retail rental expenses decreased $0.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a decrease in utilities, day porter services, repairs and maintenance and trash services during the period as temporary store closures and restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused reduced demand for these rental expenses. The decrease in retail rental expense was partially offset by the increase in insurance expense during the period.
Total multifamily rental expenses increased $0.8 million or the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to personnel compensation expenses, utilities, janitorial services and supplies, security services and insurance expense during the period.
Total mixed-use rental expenses decreased $10.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to decrease in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental expenses at the hotel portion of our mixed-use property through at least the remainder of 2020 and into the first quarter of 2021. Additionally, the decrease in mixed-use rental expenses is also due to the decrease of personnel compensation, repairs and maintenance, and utilities expenses at the retail portion of our mixed-use property during the period.
Real Estate Taxes. Real estate tax expense increased $2.2 million, or 8%, to $31.5 million for the nine months ended September 30, 2020 compared to $29.3 million for the nine months ended September 30, 2019. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$14,429	$10,765	$3,664	34	$9,190	$8,507	$683	8
Retail	9,007	11,116	(2,109)	(19)	6,724	8,943	(2,219)	(25)
Multifamily	5,040	4,778	262	5	5,040	4,778	262	5
Mixed-Use	3,021	2,604	417	16	—	—	—	—
	$31,497	$29,263	$2,234	8%	$20,954	$22,228	$(1,274)	(6)%
Total office real estate taxes increased $3.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental real estate taxes of approximately $3.1 million during the period. Same-store office real estate taxes increased $0.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in tax assessments at City Center Bellevue, The Landmark at One Market, Lloyd District Portfolio, and Torrey Reserve Campus during the period.
Retail real estate taxes decreased $2.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a net real estate tax refund of approximately $2.3 million at Alamo Quarry Market for the tax assessments for 2016 through 2018. The decrease in retail real estate taxes was partially offset by the increase in tax assessments at Waikele Center during the period.
Multifamily real estate taxes increased $0.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in tax assessments for Pacific Ridge Apartments, Lomas Palisades, and Hassalo on Eighth - Residential during the period.
Mixed-use real estate taxes increased $0.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in tax assessments for the hotel portion of our mixed-use property.

Property Operating Income
Property operating income increased $1.1 million, or 1%, to $173.0 million for the nine months ended September 30, 2020, compared to $171.9 million for the nine months ended September 30, 2019. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2020	2019			2020	2019
Office	$98,221	$71,431	$26,790	38	$74,489	$61,687	$12,802	21
Retail	47,906	58,465	(10,559)	(18)	40,142	51,431	(11,289)	(22)
Multifamily	21,426	23,128	(1,702)	(7)	21,426	23,128	(1,702)	(7)
Mixed-Use	5,419	18,896	(13,477)	(71)	—	—	—	—
	$172,972	$171,920	$1,052	1%	$136,057	$136,246	$(189)	—%
Total office property operating income increased $26.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental property operating income of $16.1 million during the period. The increase in total office property operating income was partially offset by the decrease in rental revenue at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store property operating income increased $12.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, City Center Bellevue, Torrey Point, and Solana Crossing.
Total retail property operating income decreased $10.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in bad debt contra-revenue of approximately $6.0 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza and Del Monte Center as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail property operating income was also due to the non-cash lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the prior period. The decrease in total retail property operating income was partially offset by the net property operating income related to the real estate tax refund at Alamo Quarry Market during the period and higher annualized base rent at Waikele Center related to the Safeway lease and higher annualized base rent at Carmel Mountain Plaza related to the At Home Stores lease.
Multifamily property operating income decreased $1.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the average occupancy of 89.4% for the nine months ended September 30, 2020 compared to 93.0% for the nine months ended September 30, 2019, an increase in real estate tax assessments at Pacific Ridge Apartments, Lomas Palisades, and Hassalo on Eighth - Residential, and an increase in personnel compensation expenses, utilities, security services and insurance expense during the period.
Total mixed-use property operating income decreased $13.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impact of the COVID-19 pandemic reducing tourism and hotel occupancy during the second and third quarters of 2020 which led to a decrease in hotel occupancy and revenue per available room to 52.8% and $138 for the nine months ended September 30, 2020 compared to 92.1% and $301 for the nine months ended September 30, 2019. The decrease in total mixed-use property operating income is also attributed to the increase in bad debt contra-revenue of rent receivables of approximately $3.8 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce property operating income through at least the remainder of 2020 and into the first quarter of 2021.
Other
General and Administrative. General and administrative expenses increased $1.4 million, or 8%, to $19.9 million for the nine months ended September 30, 2020, compared to $18.5 million for the nine months ended September 30, 2019. This increase was primarily due to an increase in employee-related costs and furlough expense for our hotel staff.
Depreciation and Amortization. Depreciation and amortization expense increased $11.1 million, or 16%, to $80.9 million for the nine months ended September 30, 2020, compared to $69.7 million for the nine months ended September 30, 2019. This increase was primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental depreciation and amortization of $7.5 million during the period and higher depreciation and amortization at Lloyd District Portfolio, City Center

Bellevue, Torrey Reserve Campus, Torrey Point, and Waikele Center due to tenant improvements that were put into service in 2019 and 2020.
Interest Expense. Interest expense decreased $0.1 million, or 0%, to $40.1 million for the nine months ended September 30, 2020 compared to $40.2 million for the nine months ended September 30, 2019. This decrease was primarily due to the repayment of the mortgage loans at Torrey Reserve - VCI, VCII, VCIII, Solana Crossing I-II, and Solana Beach Towne Centre on March 2, 2020 and a lower weighted average interest rate on the line of credit in 2020, offset by the closing of our Series G Notes on July 30, 2019.
Gain on Sale of Real Estate. Gain on sale of real estate of $0.6 million during the prior period relates to our sale of Solana Beach - Highway 101 on May 22, 2019.
Other (Expense) Income, Net. Other (expense) income, net increased $0.1 million, or 36%, to other expense, net of $0.3 million for the nine months ended September 30, 2020, compared to other expense, net of $0.4 million for the nine months ended September 30, 2019 primarily due to a decrease in income tax expense related to lower taxable income for our taxable REIT subsidiary and an increase in interest and investment income attributed to higher average cash balances during the period, offset by the August 2020 Treasury Lock being in a loss position during the period.
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

As of September 30, 2020, the company owned an approximate 78.7% partnership interest in the Operating Partnership. The remaining 21.3% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2020, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic is expected to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders. In the third quarter of 2020, we continued to receive rent deferment and other rent concession requests from some tenants and have been negotiating and executing lease modifications for the deferment of rent and other rent concessions. These rent deferments and other rent concessions will continue to adversely affect the Operating Partnership's cash flow from operations until the scheduled repayment period.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of September 30, 2020, we had the capacity to issue up to an additional $132.6 million in shares of common stock under the ATM equity program. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.

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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of September 30, 2020, we held $155.3 million in cash and cash equivalents.
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
Cash Flows

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019
Cash, cash equivalents, and restricted cash were $156.6 million and $126.1 million at September 30, 2020 and 2019, respectively.
Net cash provided by operating activities decreased $13.0 million to $109.1 million for the nine months ended September 30, 2020 compared to $122.1 million for the nine months ended September 30, 2019. The decrease in cash from operations was primarily due to the decrease in rental revenue from the hotel portion of our mixed-use property and a decrease in rent collections from our retail portfolio.
Net cash used in investing activities decreased $520.5 million to $53.6 million for the nine months ended September 30, 2020 compared to $574.0 million for the nine months ended September 30, 2019. The decrease was primarily due to the acquisition of La Jolla Commons on June 20, 2019 in the prior period.
Net cash used in financing activities decreased $529.2 million to cash used of $8.5 million for the nine months ended September 30, 2020 compared to cash provided of $520.7 million for the nine months ended September 30, 2019. The decrease in cash provided by financing activities was primarily due to underwritten public offering that settled on June 14, 2019.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2020 and 2019 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net operating income	$53,675	$63,431	$172,972	$171,920
General and administrative	(6,438)	(6,479)	(19,937)	(18,495)
Depreciation and amortization	(26,914)	(26,568)	(80,869)	(69,733)
Interest expense	(13,302)	(13,734)	(40,105)	(40,212)
Gain on sale of real estate	—	—	—	633
Other income (expense), net	(531)	(131)	(261)	(410)
Net income	$6,490	$16,519	$31,800	$43,703

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
The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2020 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Funds from Operations (FFO)
Net income	$6,490	$31,800
Plus: Real estate depreciation and amortization	26,914	80,869
Funds from operations	33,404	112,669
Less: Nonforfeitable dividends on incentive restricted stock awards	(85)	(255)
FFO attributable to common stock and units	$33,319	$112,414
FFO per diluted share/unit	$0.44	$1.48
Weighted average number of common shares and units, diluted (1)	76,118,264	76,117,040
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through July 2030) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2020, we had $1.061 billion of fixed rate debt outstanding with an estimated fair value of $1.145 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loans outstanding as of September 30, 2020 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at September 30, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $50.5 million. If interest rates at September 30, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $54.3 million.

Variable Interest Rate Debt
At September 30, 2020, we had $350.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2020, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2020, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have already had a significant adverse impact on economic and market conditions around the world in the first nine months of 2020, including the United States and the markets in which we own properties and/or have development projects. The impact of the COVID-19 pandemic continues to evolve. Many states, including states where we own properties (e.g., California and Washington) initially reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. Furthermore, although in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects, there can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance, some of the activities of our retail, office, mixed-use and residential tenants are not covered by the exceptions listed above, and we have seen weakness and a material reduction in rent collections from these tenants that may continue for an indeterminate period pending a cessation of the adverse impacts from the COVID-19 pandemic, and restrictions intended to prevent its spread. In addition, there can be no assurance as to how long restrictions intended to prevent the spread of COVID-19 may remain in place in the states and cities where we own properties, and even if such restrictions are lifted, they may be reinstituted at a later date. If such restrictions remain in place for an extended period of time, we may experience further reductions in rents from our tenants.

During the third quarter of 2020, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. As of September 30, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately 2% of the rent originally contracted for the three months ended September 30, 2020. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. In addition, we are and will continue to be actively engaged in discussions with certain tenants regarding the adverse impacts of the COVID-19 pandemic, and restrictions intended to prevent its spread, and may afford certain additional accommodations.

In addition, we may be required to continue to comply with “social distancing” at our properties and development projects and we may be subject to certain conditions, including requiring contractors to develop COVID-19 control, mitigation, and recovery plans and satisfy certain requirements before work can continue or commence, which may increase costs, perhaps substantially. We expect to comply with any state or local requirements. Our development projects could in the future be affected by moratoriums on construction. To the extent any city issues a moratorium, we may be subject to such a moratorium unless the applicable state or city grants an exclusion for these projects because certain of our development projects may qualify as essential construction projects.

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

•the financial condition of our tenants and their ability or willingness to pay rent in full on a timely basis;
•state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
•our need to defer or forgive rent and restructure leases with our tenants and our ability to do so on favorable terms or at all;
•significant job losses in the industries of our tenants, which may decrease demand for our office and retail space, causing market rental rates and property values to be negatively impacted;
•our ability to stabilize our development projects, renew leases or re-lease available space in our proprieties on favorable terms or at all, including as a result of a general decrease in demand for our office and retail space and occupancy in our hotel, deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities;
•a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions, may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;
•a refusal or failure of one or more lenders under our revolving line of credit to fund their respective financing commitments to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;
•the ability of potential buyers of properties identified for potential future capital recycling transactions to obtain debt financing, which has been and may continue to be constrained for some potential buyers;
•a reduction in the values of our properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our properties;
•complete or partial shutdowns of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;
•our ability to avoid delays or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;
•our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and
•our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic or restrictions intended to prevent its spread. Nevertheless, the ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders and could also have a material adverse effect on the market value of our securities. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	October 30, 2020	Date:	October 30, 2020