Form 10-K
period 2020-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2021-02-16
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

American Assets Trust, Inc.	☐	Yes	☒	No
American Assets Trust, L.P.	☐	Yes	☒	No
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2020 was $1.478 billion.
The number of American Assets Trust, Inc.’s common shares outstanding on February 16, 2021 was 60,473,490.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to American Assets Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2020, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.3% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
•the following notes to the consolidated financial statements:
◦Debt;
◦Equity/Partners' Capital; and
◦Earnings Per Share/Unit;
•Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and
•Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
FISCAL YEAR ENDED DECEMBER 31, 2020

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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the COVID-19 outbreak) and the actions taken by government authorities and others related thereto, including the ability of our company, our properties and our tenants to operate;
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

Summary of Risk Factors
An investment in our securities is subject to numerous risks and uncertainties, including those highlighted in the section entitled "Item 1.A Risk Factors." The following is a summary of some of the principal risks related to an investment in our Company.
•Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in California, Oregon, Washington, Texas and Hawaii, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.
•We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
•The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
•We depend on significant tenants in our office properties, and a bankruptcy, insolvency or inability to pay rent of any of these tenants may adversely affect the income produced by our office properties and could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
•Our retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.
•Many of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our performance or the value of the applicable retail property.
•We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
•We face significant competition for acquisitions of real properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.
•High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
•Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
•Our second amended and restated credit facility, note purchase agreements and amended term loan agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
•We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large retailing companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our shopping centers.
•We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.
•We are subject to the business, financial and operating risks inherent to the hospitality and tourism industries, including competition for guests with other hospitality properties and general and local economic conditions that may affect demand for travel in general, any of which could adversely affect the revenues generated by our hospitality or other properties.
•Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays and other contingencies, any of which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock.

•Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets.
•Potential losses from earthquakes in California, Oregon, Washington and Hawaii may not be fully covered by insurance.
•We may be adversely affected by laws, regulations or other issues related to climate change.
•Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders necessary to maintain our qualification as a REIT.
•Our performance and value are subject to risks associated with real estate assets and the real estate industry, including local oversupply, reduction in demand or adverse changes in financial conditions of buyers, sellers and tenants of properties, which could decrease revenues or increase costs, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock.
•Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows.
•As an owner of real estate, we could incur significant costs and liabilities related to environmental matters.
•Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the value of our common stock.
•To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

PART I

ITEM 1.BUSINESS
General
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2020, our portfolio is comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2020, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii.
We are a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2020. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:
•Irreplaceable Portfolio of High Quality Retail, Office and Multifamily Properties. We have acquired and developed a high quality portfolio of retail, office and multifamily properties located in affluent neighborhoods and sought-after business centers in Southern California, Northern California, Portland, Oregon, Bellevue, Washington, San Antonio, Texas and Oahu, Hawaii. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.
•Experienced and Committed Senior Management Team with Strong Sponsorship. The members of our senior management team have significant experience in all aspects of the commercial real estate industry.
•Properties Located in High-Barrier-to-Entry Markets with Strong Real Estate Fundamentals. Our core markets currently include Southern California, Northern California, Oregon, Washington and Hawaii, which we believe have attractive long-term real estate fundamentals driven by favorable supply and demand characteristics.
•Extensive Market Knowledge and Long-Standing Relationships Facilitate Access to a Pipeline of Acquisition and Leasing Opportunities. We believe that our in-depth market knowledge and extensive network of long-standing relationships in the real estate industry provide us access to an ongoing pipeline of attractive acquisition and investment opportunities in and near our core markets, while also facilitating our leasing efforts and providing us with opportunities to increase occupancy rates at our properties.
•Internal Growth Prospects through Development, Redevelopment and Repositioning. The development and redevelopment potential at several of our properties presents compelling growth prospects and our expertise enhances our ability to capitalize on these opportunities.
•Broad Real Estate Expertise with Retail, Office and Multifamily Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the retail, office and multifamily asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Chairman, President and Chief Executive Officer, and Robert Barton, our Chief Financial Officer, each have over 30 years of commercial real estate experience, and the other members of senior management, including Adam Wyll, our Chief Operating Officer, each have over 20 years of commercial real estate experience.
Business and Growth Strategies
Our primary business objectives are to increase operating cash flows, generate long-term growth and maximize stockholder value. Specifically, we pursue the following strategies to achieve these objectives:
•Capitalizing on Acquisition Opportunities in High-Barrier-to-Entry Markets. We intend to pursue growth through the strategic acquisition of attractively priced, high quality properties that are well located in their submarkets, focusing on markets that generally are characterized by strong supply and demand characteristics, including high barriers to entry and diverse industry bases, that appeal to institutional investors.
•Repositioning/Redevelopment and Development of Office, Retail and Multifamily Properties. Our strategy is to selectively reposition and redevelop several of our existing or newly-acquired properties, and we will also selectively pursue ground-up development of undeveloped land where we believe we can generate attractive risk-adjusted returns.
•Disciplined Capital Recycling Strategy. Our strategy is to pursue an efficient asset allocation strategy that maximizes the value of our investments by selectively disposing of properties whose returns appear to have been maximized and redeploying capital into acquisition, repositioning, redevelopment and development opportunities with higher return prospects, in each case in a manner that is consistent with our qualification as a REIT.
•Proactive Asset and Property Management. We actively manage our properties, employ targeted leasing strategies, leverage our existing tenant relationships and focus on reducing operating expenses to increase occupancy rates at our properties, attract high quality tenants and increase property cash flows, thereby enhancing the value of our properties.
Human Capital
At December 31, 2020, we had 189 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in the ownership, operation, acquisition, and development of our high quality office, retail, multifamily and mixed-use properties and tenant relationships. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of professional development experiences, both formal and informal. The safety and wellbeing of our employees is a paramount value for us. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the states and counties where we operate. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we have implemented a number of new health-related measures including, the requirement to wear face-masks while on our properties, temperature taking protocols, increased hygiene, cleaning and sanitizing procedures at our properties, social-distancing, and limiting in-person meetings and other gatherings. Further, the health and wellness of our employees are critical to our success. We provide our employees with access to a variety of flexible and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. Additionally, we provide competitive compensation and benefits. In addition to salaries, these programs, can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources.
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
Segments
We operate in four business segments: retail, office, multifamily and mixed-use. Information related to our business segments for 2020, 2019 and 2018 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2020, 2019 or 2018. Google LLC at The Landmark at One Market accounted for approximately 14.1%, 10.4% and 0% of total office segment revenues for the years ended December 31, 2020, 2019 and 2018, respectively. LPL Holdings, Inc at La Jolla Commons accounted for approximately 15.3%, 9.2% and 0% of total office segment revenues for the years ended December 31, 2020, 2019 and 2018, respectively. salesforce.com, inc. at The Landmark at One Market accounted for approximately 0%, 4.3% and 15.4% of total office segment revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
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

ITEM 1A.RISK FACTORS

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
At February 16, 2021, we had total debt outstanding of $1.66 billion (excluding debt issuance costs and discounts), which includes the issuance of our public notes offering of $500 million aggregate principal amount of 3.375% senior unsecured notes due 2031, and the prepayment of our $150 million Senior Guaranteed Notes, Series A and our $100 million outstanding balance under the Revolver Loan, each occurring in January 2021. A portion of such debt contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2020, we also had a second amended and restated credit facility with a capacity of $450 million, consisting of a revolving line of credit of $350 million and an unsecured term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•our default under any loan with cross default provisions could result in a default on other indebtedness.
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
As of December 31, 2020, the three largest tenants in our office portfolio - Google LLC, LPL Holdings, Inc. and Autodesk, Inc. - represented approximately 33.4% of the total annualized base rent in our office portfolio. Google LLC is a subsidiary of Alphabet, Inc. and provides internet related products and services. LPL Holdings, Inc. is a subsidiary of LPL Financial Holdings, Inc. and provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions in the United States. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
As of December 31, 2020, our largest anchor tenants were Lowe's, Nordstrom Rack and Sprouts Farmers Market, which together represented approximately 11.4% of our total annualized base rent of our retail portfolio in the aggregate, and 5.3%, 3.1% and 3.0%, respectively, of the annualized base rent generated by our retail properties.
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
Our business strategy involves the acquisition of retail, office, multifamily and mixed-use properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:
•we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•even if we enter into agreements for the acquisition of properties, these agreements are subject to conditions to closing, which we may be unable to satisfy; and
•we may be unable to finance the acquisition on favorable terms or at all.
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
As of December 31, 2020, leases representing 5.0% of the square footage and 7.4% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2021, and an additional 8.1% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:
•even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;
•market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
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
Our second amended and restated credit facility, note purchase agreements and amended term loan agreement contain customary negative covenants and other financial and operating covenants that, among other things:
•restrict our ability to incur additional indebtedness;
•restrict our ability to incur additional liens;
•restrict our ability to make certain investments (including certain capital expenditures);
•restrict our ability to merge with another company;
•restrict our ability to sell or dispose of assets;
•restrict our ability to make distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders; and
•require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and/or maximum leverage ratios.
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
Our second amended and restated credit facility, the notes issued under our note purchase agreements and our amended term loan agreement and our 3.375% senior notes due 2031 represent unsecured indebtedness. The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
If we invest in mortgage receivables, including originating mortgages, such investment would be subject to several risks, any of which could decrease the value of such investments and result in a significant loss to us.
From time to time, we may invest in mortgage receivables, including originating mortgages. In general, investments in mortgages are subject to several risks, including:
•borrowers may fail to make debt service payments or pay the principal when due, which may make it necessary for us to foreclose our mortgages or engage in costly negotiations;
•the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property;
•interest rates payable on the mortgages may be lower than our cost for the funds to acquire these mortgages; and
•the mortgages may be or become subordinated to mechanics' or materialmen's liens or property tax liens, in which case we would need to make payments to maintain the current status of a prior lien or discharge it in its entirety to protect such mortgage investment.
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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations in the credit markets. These conditions, or similar conditions existing in the future, may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock as a result of the following potential consequences, among others:
•decreased demand for retail, office, multifamily and mixed-use space, which would cause market rental rates and property values to be negatively impacted;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense; and
•one or more lenders under our second amended and restated credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.
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
Because we own the Waikiki Beach Walk-Embassy Suites™ in Hawaii and the Santa Fe Park RV Resort in California, we are susceptible to risks associated with the hospitality industry, including:
•competition for guests with other hospitality properties, some of which may have greater marketing and financial resources than the managers of our hospitality properties;
•increases in operating costs from inflation, labor costs (including the impact of unionization), workers' compensation and healthcare related costs, utility costs, insurance and other factors that the managers of our hospitality properties may not be able to offset through higher rates;
•the fluctuating and seasonal demands of business travelers and tourism, which seasonality may cause quarterly fluctuations in our revenues;
•general and local economic conditions that may affect demand for travel in general;
•periodic oversupply resulting from excessive new development;
•unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, including pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, climate change and unusual weather patterns, including natural disasters such as earthquakes or wildfires; and
•decreased reimbursement revenue from the licensor for traveler reward programs.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $5.5 million based on operating performance through December 31, 2020. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders.
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
We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities:
•unsuccessful development or redevelopment opportunities could result in direct expenses to us;
•construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
•time required to complete the construction or redevelopment of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
•contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;
•failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
•delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
•occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•our ability to dispose of properties developed or redeveloped with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and
•the availability and pricing of financing to fund our development activities on favorable terms or at all.
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
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market's perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and cash distributions; and
•the market price per share of our common stock.
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
Our ability to make expected distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “Risks Related to Our Business and Operations,” as well as the following:
•local oversupply or reduction in demand for retail, office, multifamily or mixed-use space;
•adverse changes in financial conditions of buyers, sellers and tenants of properties;
•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below market renewal options, and the need to periodically repair, renovate and re-let space;
•increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;
•a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;
•rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
•civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured or underinsured losses;
•decreases in the underlying value of our real estate;
•changing submarket demographics; and

•changing traffic patterns.
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
As of December 31, 2020, Mr. Rady and his affiliates owned approximately 13.4% of our outstanding common stock and 19.5% of our outstanding common units, which together represent an approximate 32.8% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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
Our charter contains certain ownership limits with respect to our stock. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial or constructive ownership by any person of more than 7.275% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 7.275% in value of the aggregate outstanding shares of all classes and series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. Our board of directors has granted to each of (1) Mr. Rady (and certain of his affiliates), (2) Cohen & Steers Management, Inc. and (3) BlackRock, Inc. an exemption from the ownership limits that will allow them to own, in the aggregate, up to 19.9%, 10.0% and 10.0%, respectively, in value or in number of shares, whichever is more restrictive, of our outstanding common stock, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:
•discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or
•result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Provisions in the partnership agreement of our Operating Partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:
•redemption rights of qualifying parties;
•a requirement that we may not be removed as the general partner of our Operating Partnership without our consent;
•transfer restrictions on common units;
•our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and
•the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.
In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2020, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 22.6% of our outstanding common units and approximately 18.1% of our outstanding common stock, which together represent an approximate 35.4% beneficial interest in our company on a fully diluted basis.
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
As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
Our lease with our TRS lessee requires our TRS lessee to pay us rent based in part on revenues from the Waikiki Beach Walk-Embassy Suites™. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessee's ability to pay us rent due under the lease, including but not limited to the increases in:
•wage and benefit costs;
•repair and maintenance expenses;
•energy costs;
•property taxes;
•insurance costs; and
•other operating expenses.
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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:
•we would not be allowed a deduction for distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders in computing our taxable income and would be subject to the regular U.S. federal corporate income tax rate (and we could be subject to the federal alternative minimum tax for taxable years prior to 2018);
•we also could be subject to increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to American Assets Trust, Inc.'s stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and requirements regarding the sources of our gross income. Also, we must make distributions to American Assets Trust, Inc.'s stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
The asset tests applicable to REITs limit our ability to own taxable REIT subsidiaries, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm's length terms.
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
Not more than 20% of the value of a REIT’s total assets may be represented by the securities of one or more taxable REIT subsidiaries. A REIT's ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of a REIT's total assets may be represented by securities (including securities of one or more taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our taxable REIT subsidiaries and other nonqualifying assets will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our taxable REIT subsidiaries to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these ownership limitations or to avoid application of the 100% excise tax discussed above.
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
To maintain our REIT status, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular U.S. federal corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year, including net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
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
The maximum tax rate applicable to dividends treated as “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock. Non-corporate stockholders, including individuals, generally may deduct 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning before January 1, 2026. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.
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
The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have already had a significant adverse impact on economic and market conditions around the world in the last nine months of 2020, including the United States and the markets in which we own properties and/or have development projects. The impact of the COVID-19 pandemic continues to evolve. Many states, including states where we own properties (e.g., California, Hawaii, and Washington) initially reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. Furthermore, although in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects, there can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance, some of the activities of our retail, office, mixed-use and residential tenants are not covered by the exceptions listed above, and we have seen weakness and a material reduction in rent collections from these tenants that may continue for an indeterminate period pending a cessation of the adverse impacts from the COVID-19 pandemic, and restrictions intended to prevent its spread. In addition, there can be no assurance as to how long restrictions intended to prevent the spread of COVID-19 may remain in place in the states and cities where we own properties, and even if such restrictions are lifted, they may be reinstituted at a later date. If such restrictions remain in place for an extended period of time, we may experience further reductions in rents from our tenants.
During 2020, we continued to provide lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. As of December 31, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately 4% of the rent originally contracted for the year ended December 31, 2020. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. In addition, we are and will continue to be actively engaged in discussions with certain tenants regarding the adverse impacts of the COVID-19 pandemic, and restrictions intended to prevent its spread, and may afford certain additional accommodations.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our Portfolio
As of December 31, 2020, our operating portfolio was comprised of 28 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2020, we owned land at three of our properties that we classified as held for development and construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
OFFICE PROPERTIES
La Jolla Commons (1)	San Diego, CA	2008/2014	2	724,186	98.0%	$39,961,852	$56.31
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016	14	521,678	85.0%	22,113,241	49.87
Torrey Point	San Diego, CA	2017	2	92,195	94.6	3,246,011	37.22
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	212,614	93.0	8,689,159	43.94
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	422,426	100.0	37,345,312	88.41
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	100,270	15.4	950,488	61.55
First & Main	Portland, OR	2010	1	360,314	93.0	10,442,975	31.16
Lloyd District Portfolio	Portland, OR	1940-2015	3	515,929	99.8	16,454,913	31.96
City Center Bellevue	Bellevue, WA	1987	1	497,666	96.5	23,679,927	49.31
Subtotal / Weighted Average Office Portfolio (3)			29	3,447,278	93.0%	$162,883,878	$50.81

RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	89.4%	$3,731,651	$53.45
Carmel Mountain Plaza (4)	San Diego, CA	1994/2014	15	528,416	95.0	13,373,531	26.64
South Bay Marketplace (4)	San Diego, CA	1997	9	132,877	94.4	1,914,333	15.26
Gateway Marketplace	San Diego, CA	1997/2016	3	127,861	100.0	2,483,725	19.43
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	208,030	94.7	5,907,553	29.99
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,730	94.4	6,250,003	26.83
Del Monte Center (4)	Monterey, CA	1967/1984/2006	16	673,155	81.7	8,403,833	15.28
Geary Marketplace	Walnut Creek, CA	2012	3	35,159	100.0	1,187,924	33.79
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	100.0	1,894,936	162.36
Waikele Center	Waipahu, HI	1993/2008	9	418,047	100.0	11,524,589	27.57
Alamo Quarry Market (4)	San Antonio, TX	1997/1999	16	588,148	85.5	12,461,757	24.78
Hassalo on Eighth - Retail (5)	Portland, OR	2015	3	44,236	71.0	940,668	29.95
Subtotal / Weighted Average Retail Portfolio (1)			107	3,092,428	90.7%	$70,074,503	$24.98
Total / Weighted Average Retail and Office Portfolio (1)			136	6,539,706	91.9%	$232,958,381	$38.76
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail (6)	Honolulu, HI	2006	3	96,707	89.2%	$9,411,407	$109.10

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2020	2	369	51.3%	$248.52	$127.42

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001-2008	80	548	95.3%	$14,420,472	$2,301
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	94.4	3,920,016	2,163
Mariner’s Point	Imperial Beach, CA	1986	8	88	96.6	1,860,348	1,824
Santa Fe Park RV Resort (7)	San Diego, CA	1971/2007-2008	1	126	77.8	1,250,460	1,063
Pacific Ridge Apartments	San Diego, CA	2013	3	533	93.1	18,171,132	3,052
Hassalo on Eighth - Multifamily (5)	Portland, OR	2015	3	657	71.2	9,278,952	1,653
Total / Weighted Average Multifamily			121	2,112	86.2%	$48,901,380	$2,238

(1)The annualized base rent for La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $29,797,416 to our estimate of annual triple net operating expenses of $10,164,436 for an estimated annualized base rent on a modified gross lease basis of $39,961,852 for La Jolla Commons.
(2)This property contains 422,426 net rentable square feet consisting of The Landmark at One Market (378,206 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2026, which we have the option to extend until 2031 pursuant to one five-year extension option.
(3)Lease data for signed but not commenced leases as of December 31, 2020 is in the following table:

	Leased Square Feet		Annualized Base	Pro Forma Annualized
	Under Signed But	Annualized	Rent per	Base Rent per
	Not Commenced Leases (a)	Base Rent (b)	Leased Square Foot (b)	Leased Square Foot (c)
Office Portfolio	$32,253	$1,897,001	$58.82	$51.40
Retail Portfolio	4,403	148,793	$33.79	$25.04
Total Retail and Office Portfolio	$36,656	$2,045,794	$55.81	$39.10

(a)    Office portfolio leases signed but not commenced of 32,253 square feet are expected to commence during the first quarter of 2021. Retail portfolio leases signed but not commenced of 505 and 3,898 square feet are expected to commence during the first and second quarters of 2021, respectively.
(b)     Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for signed but not commenced leases as of December 31, 2020 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. The foregoing notwithstanding, the annualized base rent for signed but not commenced leases as of December 31, 2020 at La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage for signed by not commenced leases.
(c)     Pro forma annualized base rent is calculated by dividing annualized base rent for commenced leases and for signed but not commenced leases as of December 31, 2020, by square footage under lease as of December 31, 2020.
(4)Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$741,962
South Bay Marketplace	1	2,824	$102,276
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	3	20,694	$385,506

(5)The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.
(6)Waikiki Beach Walk-Retail contains 96,707 net rentable square feet consisting of 94,093 net rentable square feet that we own in fee and approximately 2,614 net rentable square feet of space in which we have a subleasehold interest pursuant to a sublease from First Hawaiian Bank effective through December 31, 2021.
(7)The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 122 RV spaces and four apartments.

In the tables above:
•The net rentable square feet for each of our retail properties and the retail portion of our mixed-use property is the sum of (1) the square footages of existing leases, plus (2) for available space, the field-verified square footage. The net rentable square feet for each of our office properties is the sum of (1) the square footages of existing leases, plus (2) for available space, management's estimate of net rentable square feet based, in part, on past leases. The net rentable square feet included in such office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 2010 measurement guidelines. Net rentable square footage may be adjusted from the prior period to reflect re-measurement of leased space at the properties.
•Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2020, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2020. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2020, divided by total units available, expressed as a percentage.
•Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2020, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2020. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2020 for our retail and office portfolio equaled approximately $19.0 million for the year ended December 31, 2020. Total abatements for leases in effect as of December 31, 2020 for our mixed-use portfolio equaled approximately $0.9 million for the year ended December 31, 2020. Total abatements for leases in effect as of December 31, 2020 for our multifamily portfolio equaled approximately $0.8 million for the year ended December 31, 2020.
•Units represent the total number of units available for sale/rent at December 31, 2020.
•Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2020, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2020, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2020 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
•Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2020.

Tenant Diversification
At December 31, 2020, our operating portfolio had approximately 752 leases with office and retail tenants, of which 6 expired on December 31, 2020 and there were 6 that had not yet commenced as of such date. Our residential properties had 1,722 leases with residential tenants at December 31, 2020, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 64 leases with retailers. Only one tenant or affiliated group of tenants accounted for more than 10.0% of our annualized base rent as of December 31, 2020 for our office, retail and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined retail, office and retail portion of our mixed-use property portfolios as of December 31, 2020.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
Google LLC	The Landmark at One Market	12/31/2029	253,198	3.8%	$24,178,824	10.0%
LPL Holdings, Inc.	La Jolla Commons	4/30/2029	421,001	6.3	18,143,812	7.5
Autodesk, Inc.	The Landmark at One Market	12/31/2022 12/31/2023	138,615	2.1	12,273,512	5.1
Smartsheet, Inc.	City Center Bellevue	12/31/2026 4/30/2029	124,217	1.9	6,572,101	2.7
VMware, Inc.	City Center Bellevue	11/30/2022 5/31/2025 9/30/2027	109,985	1.7	5,579,954	2.3
Illumina, Inc.	La Jolla Commons	10/31/2027	73,176	1.1	4,302,751	1.8
Lowe's	Waikele Center	5/31/2028	155,000	2.3	3,720,000	1.5
Clearesult Operating, LLC	First & Main	4/30/2025	101,848	1.5	2,902,976	1.2
State of Oregon: Department of Environmental Quality	Lloyd District Portfolio	10/31/2031	87,787	1.3	2,766,541	1.1
Genentech, Inc.	Lloyd District Portfolio	10/31/2026	66,852	1.0	2,203,442	0.9
Internal Revenue Service (2)	First & Main	8/31/2030	63,648	1.0	2,200,553	0.9
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2022 10/31/2022	69,047	1.0	2,189,648	0.9
Quiksilver	Waikiki Beach Walk	12/31/2021	8,365	0.1	2,175,177	0.9
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2024 3/31/2025 9/30/2032	71,431	1.1	2,121,187	0.9
Veterans Benefits Administration (2)	First & Main	8/31/2030	74,885	1.1	2,009,451	0.8
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.5	1,917,767	0.8
WeWork	Lloyd District Portfolio	1/31/2032	55,395	0.8	1,883,430	0.8
Industrious	City Center Bellevue	3/31/2034	37,166	0.6	1,833,468	0.8
Perkins Coie, LLP	Torrey Reserve Campus	12/31/2028	36,980	0.6	1,805,438	0.7
Marshalls	Solana Beach Towne Centre, Carmel Mountain Plaza	1/31/2025 1/31/2029	68,055	1.0	1,728,228	0.7
Troutman Sanders, LLP	Torrey Reserve Campus First & Main	3/31/2025 4/30/2025	33,812	0.5	1,695,429	0.7
MEI Pharma, Inc.	Torrey Reserve Campus	3/31/2028	32,775	0.5	1,474,875	0.6
Vons	Lomas Santa Fe Plaza	12/31/2022	49,895	0.8	1,399,205	0.6
At Home Stores	Carmel Mountain Plaza	7/31/2029	107,870	1.6	1,384,552	0.6
Cisco Systems, Inc.	City Center Bellevue	2/28/2023	29,415	0.4	1,341,874	0.6
TOTAL			2,305,149	34.6%	$109,804,195	45.4%

*    Data withheld at tenant’s request.
(1)Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2020 for the applicable lease(s) by (ii) 12.
(2)The earliest option termination date under this lease is August 31, 2028.

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2020. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	10	2,872,685	43.3%
Northern California	4	1,231,010	18.5
Oregon	3	920,479	13.9
Washington	1	497,666	7.5
Texas	1	588,148	8.9
Hawaii (2)	3	526,425	7.9
Total	22	6,636,413	100.0%

(1)Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2020 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Office	9	$130,130	58.2%
Retail	12	60,906	27.3
Mixed-Use	1	28,253	12.6
Multifamily	6	4,165	1.9
Total	28	$223,454	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2020, plus available space, for each of the ten calendar years beginning January 1, 2021 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 6 leases that terminated on December 31, 2020. In 2021, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	540,119	8.1%	$—	—%	$—
Month to Month	45,437	0.7	1,125,338	0.5	24.77
2021	329,507	5.0	17,075,850	7.4	51.82
2022	707,206	10.7	27,743,291	11.9	39.23
2023	566,734	8.5	23,025,741	9.9	40.63
2024	659,439	9.9	23,863,295	10.3	36.19
2025	630,399	9.5	22,158,482	9.5	35.15
2026	490,605	7.4	17,313,063	7.5	35.29
2027	322,692	4.9	13,905,325	6.0	43.09
2028	712,361	10.7	15,900,916	6.8	22.32
2029	935,874	14.1	50,072,627	21.6	53.50
2030	236,661	3.6	7,173,274	3.1	30.31
Thereafter	422,723	6.4	12,848,149	5.5	30.39
Signed Leases Not Commenced	36,656	0.6	—	—	—
Total:	6,636,413	100.0%	$232,205,351	100.0%	$34.99

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2020 for the leases expiring during the applicable period, by 12.
(2)Annualized base rent per leased square foot is calculated by dividing annualized base rent for leases expiring during the applicable period by square footage under such expiring leases.

ITEM 3.LEGAL PROCEEDINGS
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
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
American Assets Trust, Inc. Market Information and Holders
Shares of American Assets Trust, Inc.'s common stock is listed on the NYSE under the symbol “AAT”. On February 5, 2021, we had 73 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. As of February 5, 2021, we had 20 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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
Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2020.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index from December 31, 2015 through December 31, 2020.  The stock price performance graph assumes that an investor invested $100 in each of AAT and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of AAT’s shares of common stock.

Total Return Performance

250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
American Assets Trust, Inc.
S&P 500 Index
SNL US REIT Equity Index

ITEM 6.SELECTED FINANCIAL DATA
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

	American Assets Trust, Inc.
	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenue:
Rental income	$330,312	$343,865	$309,537	$298,803	$279,498
Other property income	14,261	22,876	21,330	16,180	15,590
Total revenues	344,573	366,741	330,867	314,983	295,088
Expenses:
Rental expenses	79,178	91,967	86,482	84,006	79,553
Real estate taxes	41,941	40,013	34,973	32,671	28,378
General and administrative	26,581	24,871	22,784	21,382	17,897
Depreciation and amortization	108,292	96,205	107,093	83,278	71,319
Total operating expenses	255,992	253,056	251,332	221,337	197,147
Operating income	88,581	113,685	79,535	93,646	97,941
Interest expense	(53,440)	(54,008)	(52,248)	(53,848)	(51,936)
Gain on sale of real estate	—	633	—	—	—
Other income (expense), net	447	(122)	(85)	334	(368)
Net income	35,588	60,188	27,202	40,132	45,637
Net income attributable to restricted shares	(383)	(381)	(311)	(241)	(189)
Net income attributable to unitholders in the Operating Partnership	(7,545)	(14,089)	(7,205)	(10,814)	(12,863)
Net income attributable to American Assets Trust, Inc. stockholders	$27,660	$45,718	$19,686	$29,077	$32,585
Net income attributable to common stockholders per share
Basic earnings per share	$0.46	$0.84	$0.42	$0.62	$0.72
Diluted earnings per share	$0.46	$0.84	$0.42	$0.62	$0.72
Weighted average shares of common stock outstanding - basic	59,806,309	54,110,949	46,950,812	46,715,520	45,332,471
Weighted average shares of common stock outstanding - diluted	76,119,763	70,786,132	64,136,559	64,087,250	63,228,159
Dividends declared per share	$1.00	$1.14	$1.09	$1.05	$1.01

	American Assets Trust, Inc.
	Year Ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Net real estate	$2,492,734	$2,523,475	$2,039,853	$2,076,707	$1,831,546
Total assets	2,817,309	2,790,333	2,198,250	2,259,864	1,986,933
Notes payable and line of credit	1,406,751	1,357,659	1,290,772	1,325,020	1,061,530
Total liabilities	1,563,903	1,496,661	1,395,779	1,415,720	1,148,382
Stockholders' equity	1,271,442	1,313,917	802,977	833,710	809,556
Noncontrolling interests	(18,036)	(20,245)	(506)	10,434	28,995
Total equity	1,253,406	1,293,672	802,471	844,144	838,551
Total liabilities and equity	2,817,309	2,790,333	2,198,250	2,259,864	1,986,933

Other Data:
Funds from operations (FFO) (1)	$143,880	$155,760	$134,295	$123,410	$116,956
FFO attributable to common stock and units	143,503	155,384	133,990	123,174	116,773

(1)We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income	$35,588	$60,188	$27,202	$40,132	$45,637
Plus: Real estate depreciation and amortization	108,292	96,205	107,093	83,278	71,319
Less: Gain on sale of real estate	—	(633)	—	—	—
Funds from operations, as defined by NAREIT	143,880	155,760	134,295	123,410	116,956
Less: Nonforfeitable dividends on restricted stock awards	(377)	(376)	(305)	(236)	(183)
FFO attributable to common stock and units	$143,503	$155,384	$133,990	$123,174	$116,773

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2020, our portfolio was comprised of nine office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2020, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, the San Francisco Bay Area, Portland, Oregon, Bellevue, Washington and Oahu, Hawaii. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2020. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. For the year ended December 31, 2020, we have collected to date approximately 99% of office rents, 78% of retail rents (including retail component of Waikiki Beach Walk) and 96% of multifamily rents that were due during the year ended December 31, 2020. During the year ended December 31, 2020, we received and executed a significant amount of rent deferment requests from various tenants, primarily within the retail segment, as a result of COVID-19. We are evaluating each tenant rent deferment request on an individual basis, considering a number of factors. Not all rent deferment requests will ultimately result in executed lease modification agreements. As of December 31, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately $13.4 million or 4% of the rent originally contracted for the year ended December 31, 2020.

We believe the company's financial condition and liquidity are currently strong. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company's future results, we believe our efficient business model and ongoing steps we have taken to strengthen our balance sheet has positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” - “The ongoing COVID-10 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders."

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

In our determination of same-store and redevelopment same-store properties, Waikele Center and One Beach Street have been identified as a same-store redevelopment property due to significant construction activity. Retail same-store net operating income decreased approximately 23.6% for the year ended December 31, 2020, respectively, compared to 2019. Retail redevelopment same-store net operating income decreased approximately 20.6% for the year ended December 31, 2020, respectively, compared to 2019.

Below is a summary of our same-store composition for the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, when compared to the designations for the year ended December 31, 2019, Torrey Point was reclassified to same-store properties as the property was placed into operations and became available for occupancy in August 2018. One Beach Street was reclassified to non-same-store properties when compared to the designations for the year ended December 31, 2019 due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store properties due to spalling repair activity disrupting the hotel portion of the property's operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity. La Jolla Commons is classified as a non-same-store property, as it was acquired on June 20, 2019.

For the year ended December 31, 2019, when compared to the designations for the year ended December 31, 2018, Pacific Ridge Apartments and Gateway Marketplace were reclassified to same-store properties as the entities were acquired on April 28, 2017 and July 6, 2017, respectively, and are comparable for the year ended December 31, 2019. Waikiki Beach Walk Retail and Embassy Suites™ Hotel was reclassified to non-same-store properties when compared to the designation for the year ended December 31, 2018 due to spalling repair activity disrupting the hotel portion of the properties operations. Additionally, Waikele Center was transferred out of same-store properties due to significant redevelopment activity for the year ended December 31, 2018. Torrey Point was placed into operations and became available for occupancy in August 2018 and will be classified as a non-same-store property until it becomes stabilized and comparable.

	December 31,
	2020	2019	2018
Same-Store	24	25	23
Non-Same Store	4	3	4
Total Properties	28	28	27

Redevelopment Same-Store	26	26	24

Total Development Properties	3	3	3

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.

Office Leases. Our office portfolio included nine properties with a total of approximately 3.4 million rentable square feet available for lease as of December 31, 2020. As of December 31, 2020, these properties were 93.0% leased. For the year ended December 31, 2020, the office segment contributed 51.5% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2020, we signed 42 office leases for 338,062 square feet with an average rent of $47.20 per square foot during the initial year of the lease term. Of the leases, 33 represent comparable leases where there was a prior tenant, with an increase of 18.6% in cash basis rent and an increase of 21.9% in straight-line rent compared to the prior leases.
Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2020. As of December 31, 2020, these properties were 90.7% leased. For the year ended December 31, 2020, the retail segment contributed 25.6%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected as rental income in the statements of operations.
During the year ended December 31, 2020, we signed 76 retail leases for 314,147 square feet with an average rent of $32.40 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 69 represent comparable leases where there was a prior tenant, with an decrease of 7.4% in cash basis rent and an decrease of 2.4% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,112 units (including 122 RV spaces) available for lease as of December 31, 2020. As of December 31, 2020, these properties were 86.2% leased. For the year ended December 31, 2020, the multifamily segment contributed 14.6% of our total revenue. Our multifamily leases, other than at our RV Resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV Resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2020 was $2,238, compared to $2,099 at December 31, 2019.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 97,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2020, the retail portion of the property was 89.2% leased, and for the year ended December 31, 2020, the hotel had an average occupancy of 51.3%. For the year ended December 31, 2020, the mixed-use segment contributed 8.2%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the twelve months ended December 31, 2020, we signed 42 office leases for a total of 338,062 square feet of office space including 297,739 square feet of comparable space leases, at an average rental rate increase of 18.6% on a cash basis and an average rental increase of 21.9% on a straight-line basis. New office leases for comparable spaces were signed for 9,744 square feet at an average rental rate increase of 7.5% on a cash basis and an average rental rate increase of 11.9% on a straight-line basis. Renewals for comparable office spaces were signed for 287,995 square feet at an average rental rate increase of 19.0% on a cash basis and increase of 22.3% on a straight-line basis. Tenant improvements and incentives were $35.44 per square foot of office space for comparable new leases for the twelve months ended December 31, 2020. There were $15.03 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2020.

During the twelve months ended December 31, 2020, we signed 76 retail leases for a total of 314,147 square feet of retail space including 303,490 square feet of comparable space leases (leases for which there was a prior tenant), a decrease of 7.4% on a cash basis and a decrease of 2.4% on a straight-line basis. New retail leases for comparable spaces were signed for 12,155 square feet at an average rental rate decrease of 12.8% on a cash basis and an average rental rate decrease of 4.4% on a straight-line basis. Renewals for comparable retail spaces were signed for 291,335 square feet at an average rental rate decrease of 7.1% on a cash basis and a decrease of 2.3% on a straight-line basis. Tenant improvements and incentives were $27.64 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2020. There were $6.13 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2020.

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

The leases signed in 2020 generally become effective over the following year, though some may not become effective until 2022. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

In 2021, we believe our leasing volume will be below our historical averages with overall decreases in rental income due to the COVID-19 pandemic. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic trends, including the impact of the COVID-19 pandemic on tenant's businesses and changes in tenants' payment patterns, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement when evaluating the adequacy of the allowance for doubtful accounts. If our assessment of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

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

During the year ended December 31, 2020, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to account for such COVID-19 concessions as lease modifications As of December 31, 2020, we have entered into lease modifications that resulted in COVID-19 adjustments (including rent deferrals and other monetary lease concessions) for approximately $13.4 million or 4% of the rent originally contracted for the year ended December 31, 2020.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $8.4 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively.

We capitalized external and internal costs related to other property improvements combined of $56.7 million and $95.6 million for the years ended December 31, 2020 and 2019, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $1.1 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

Segment capital expenditures for the years ended December 31, 2020 and 2019 are as follows (dollars in thousands):

	Year Ended December 31, 2020

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$35,732	$8,745	$44,477	$4,096	$4,309	$52,882
Retail Portfolio	4,504	4,089	8,593	3	—	8,596
Multifamily Portfolio	—	3,897	3,897	—	—	3,897
Mixed-Use Portfolio	36	3,666	3,702	—	—	3,702
Total	$40,272	$20,397	$60,669	$4,099	$4,309	$69,077

	Year Ended December 31, 2019

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$46,947	$10,501	$57,448	$6,165	$936	$64,549
Retail Portfolio	5,654	16,882	22,536	308	—	22,844
Multifamily Portfolio	—	3,711	3,711	—	—	3,711
Mixed-Use Portfolio	323	8,167	8,490	—	—	8,490
Total	$52,924	$39,261	$92,185	$6,473	$936	$99,594

The decrease in maintenance capital expenditures in our retail portfolio was primarily related to the Safeway lease buildout at Waikele Center in the prior period. The decrease in maintenance capital expenditures in our office portfolio was primarily related to The Landmark at One Market and Torrey Reserve Campus building renovations in the prior period, partially offset by building renovations at Torrey Point, Solana Crossing and Lloyd District Portfolio during 2020.
The increase in new development expenditures for the year ended December 31, 2020 was primarily related to costs incurred for the development of the La Jolla Commons development parcel.
Our capital expenditures during 2021 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our development, held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in 2021 will increase from 2020 in connection with our development activities at La Jolla Commons and renovations at One Beach Street, and completion of the Google LLC's tenant improvements at The Landmark at One Market.
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
No impairment charges were recorded for the years ended December 31, 2020, 2019 or 2018.
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
Property Acquisitions and Dispositions
2020 Acquisitions and Dispositions
During 2020, there were no acquisitions or dispositions.
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
For our discussion related to the results of operations and liquidity and capital resources for fiscal year 2019 compared to fiscal year 2018 please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, filed with the Securities and Exchange Commission on February 14, 2020.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
The following summarizes our consolidated results of operations for the year ended December 31, 2020 compared to our consolidated results of operations for the year ended December 31, 2019. As of December 31, 2020, our operating portfolio was comprised of 28 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2020, we owned land at three of our properties that we classified as held for development and construction in progress. As of December 31, 2019, our operating portfolio was comprised of 28 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2019, we owned land at three of our properties that we classified as held for development and construction in progress.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019	Change	%
Revenues
Rental income	$330,312	$343,865	$(13,553)	(4)%
Other property income	14,261	22,876	(8,615)	(38)
Total property revenues	344,573	366,741	(22,168)	(6)
Expenses
Rental expenses	79,178	91,967	(12,789)	(14)
Real estate taxes	41,941	40,013	1,928	5
Total property expenses	121,119	131,980	(10,861)	(8)
Net operating income	223,454	234,761	(11,307)	(5)
General and administrative	(26,581)	(24,871)	(1,710)	7
Depreciation and amortization	(108,292)	(96,205)	(12,087)	13
Interest expense	(53,440)	(54,008)	568	(1)
Gain on sale of real estate	—	633	(633)	100
Other income (expense), net	447	(122)	569	(466)
Net income	35,588	60,188	(24,600)	(41)
Net income attributable to restricted shares	(383)	(381)	(2)	1
Net income attributable to unitholders in the Operating Partnership	(7,545)	(14,089)	6,544	(46)
Net income attributable to American Assets Trust, Inc. stockholders	$27,660	$45,718	$(18,058)	(39)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $22.2 million, or 6%, to $344.6 million for the year ended December 31, 2020, compared to $366.7 million for the year ended December 31, 2019. The percentage leased was as follows for each segment as of December 31, 2020 and 2019:

	Percentage Leased (1) Year Ended December 31,
	2020	2019
Office	93.0%	95.0%
Retail	90.7%	97.8%
Multifamily	86.2%	92.8%
Mixed-Use (2)	89.2%	97.9%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2020 or December 31, 2019, as applicable.
(2)    Includes the retail portion of the mixed-use property only.
The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $13.6 million, or 4%, to $330.3 million for the year ended December 31, 2020, compared to $343.9 million for the year ended December 31, 2019. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	%	2020	2019	Change	%
Office	$171,955	$137,380	$34,575	25%	$128,375	$113,088	$15,287	14%
Retail	86,204	101,841	(15,637)	(15)%	71,033	86,856	(15,823)	(18)%
Multifamily	47,274	47,630	(356)	(1)	47,274	47,630	(356)	(1)
Mixed-Use	24,879	57,014	(32,135)	(56)	—	—	—	—
	$330,312	$343,865	$(13,553)	(4)%	$246,682	$247,574	$(892)	—%

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
Total office rental revenue increased $34.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental rental revenue of approximately $22.2 million during the period. The increase in total office rental revenue is partially offset by the decrease in rental revenue of approximately $2.9 million at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased $15.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, City Center Bellevue, Torrey Point and Torrey Reserve Campus. The increase in same-store office rental revenue is partially offset by the decrease at First & Main primarily due to the increase in collectability related adjustments of straight-line rent receivables of approximately $0.8 million as the collectability was determined to be no longer probably for certain tenants.
Total retail rental revenue decreased $15.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the increase in collectability related adjustments of rent receivables of approximately $2.8 million and straight-line rent receivables of approximately $5.9 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center, Waikele Center and The Shops at Kalakaua as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail rental revenue is also attributable to rent concessions of approximately $3.1 million and a decrease in cost reimbursements of approximately $4.0 million due to a real estate tax refund at Alamo Quarry Market and decrease in rental expenses for the retail segment. The decrease in total retail rental revenue was partially offset by higher annualized base rent at Waikele Center related to the Safeway lease and higher annualized base rent at Carmel Mountain Plaza related to the At Home Stores lease.
Multifamily rental revenue decreased $0.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the decrease in average occupancy to 88.5% for the year ended December 31, 2020 compared to 92.5% for the year ended December 31, 2019. The decrease in occupancy primarily related to Hassalo on Eighth - Residential. The decrease in average occupancy is partially offset by the increase in average base rent per unit to $2,166 for the year ended December 31, 2020 compared to $2,077 for the year ended December 31, 2019.
Mixed-use rental revenue decreased $32.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions during the second, third, and fourth quarters, which led to a decrease in average occupancy and revenue per available room to 51.3% and $127 for the year ended December 31, 2020 compared to 91.7% and $299 for year ended December 31, 2019. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental revenue at the hotel portion of the mixed-use property through the first half of 2021 or until the COVID-19 vaccine distribution is generally available to the public. The decrease in mixed-use rental revenue is also attributed to the increase in collectability related adjustments of rent receivables of approximately $5.7 million and straight-line rent receivables of approximately $1.2 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income decreased $8.6 million, or 38%, to $14.3 million for the year ended December 31, 2020, compared to $22.9 million for the year ended December 31, 2019. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	%	2020	2019	Change	%
Office	$5,599	$7,303	$(1,704)	(23)%	$4,834	$6,876	$(2,042)	(30)%
Retail	2,076	5,763	(3,687)	(64)%	1,369	4,774	(3,405)	(71)%
Multifamily	3,053	3,436	(383)	(11)	3,053	3,436	(383)	(11)
Mixed-Use	3,533	6,374	(2,841)	(45)	—	—	—	—
	$14,261	$22,876	$(8,615)	(38)%	$9,256	$15,086	$(5,830)	(39)%
Office other property income decreased $1.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental other property income of approximately $0.3 million during the period. Same-store office other property income decreased $2.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the decrease in parking garage income at City Center Bellevue, Lloyd District Portfolio and First & Main during the period as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter caused a substantial portion of our tenants employees and their guests to continue to partially work from home during the period.
Retail other property income decreased $3.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to non-cash lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the prior period. The decrease in retail other property income was partially offset by an increase in lease termination fees received at Alamo Quarry Market, Del Monte Center, Carmel Country Plaza and Geary Marketplace during the period.
Multifamily other property income decreased $0.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the decrease in parking garage income at Hassalo on Eighth - Residential and late fees.
Mixed-use other property income decreased $2.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy beginning in March 2020 which led to a decrease in excise tax and food & beverage revenue at the hotel portion of our mixed-use property and a decrease in parking garage income at the retail portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce mixed-use other property income through at least the first half of 2021 or until the COVID-19 vaccine distribution is generally available to the public.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased by $10.9 million, or 8%, to $121.1 million for the year ended December 31, 2020, compared to $132.0 million for the year ended December 31, 2019. This decrease in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses decreased $12.8 million, or 14%, to $79.2 million for the year ended December 31, 2020, compared to $92.0 million for the year ended December 31, 2019. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	%	2020	2019	Change	%
Office	$28,234	$26,881	$1,353	5%	$22,588	$23,300	$(712)	(3)%
Retail	15,446	16,063	(617)	(4)%	12,212	12,695	(483)	(4)%
Multifamily	15,324	14,362	962	7	15,324	14,362	962	7
Mixed-Use	20,174	34,661	(14,487)	(42)	—	—	—	—
	$79,178	$91,967	$(12,789)	(14)%	$50,124	$50,357	$(233)	—%
Total office rental expenses increased $1.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had rental expenses of approximately $2.2 million during the period. The increase in total office rental expense was partially offset by the decrease in rental expenses of approximately $0.3 million at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store office rental expenses decreased $0.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to utilities expense, janitorial services and supplies, and repairs and maintenance as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter caused a substantial portion of our tenants' employees to continue to work from home during the period. The decrease in same-store office rental expenses was partially offset by the increase in sublease expense related to the Annex Lease extension option exercised in March 2020, an increase in commercial rent tax at The Landmark at One Market, and an increase in insurance expense during the period.
Total retail rental expenses decreased $0.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease in utilities, day porter services, repairs and maintenance and trash services during the period as temporary store closures and restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused reduced demand for these rental expenses. The decrease in retail rental expense was partially offset by the increase in insurance expense during the period.
Multifamily rental expensed increased $1.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to personnel compensation expenses, utilities, janitorial services and supplies, security services and insurance expense during the period.
Mixed-use rental expenses decreased $14.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce rental expenses at the hotel portion of our mixed-use property through at least the first half of 2021 or until the COVID-19 vaccine distribution is generally available to the public. Additionally, the decrease in mixed-use rental expenses is also due to the decrease of personnel compensation, repairs and maintenance, and utilities expenses at the retail portion of our mixed-use property during the period.
Real Estate Taxes. Real estate tax expense increased $1.9 million, or 5%, to $41.9 million for the year ended December 31, 2020, compared to $40.0 million for the year ended December 31, 2019. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	%	2020	2019	Change	%
Office	$19,190	$15,353	$3,837	25%	$12,237	$11,526	$711	6%
Retail	11,928	14,570	(2,642)	(18)%	8,809	11,674	(2,865)	(25)%
Multifamily	6,750	6,501	249	4	6,750	6,501	249	4
Mixed-Use	4,073	3,589	484	13	—	—	—	—
	$41,941	$40,013	$1,928	5%	$27,796	$29,701	$(1,905)	(6)%
Total office real estate taxes increased $3.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental real estate taxes of approximately $3.2 million. Same-store office real estate taxes increased $0.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in the assessed values of City Center Bellevue, The Landmark at One Market, Lloyd District Portfolio and Torrey Reserve Campus.
Retail real estate taxes decreased $2.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a net real estate tax refund of approximately $2.3 million at Alamo Quarry Market for the tax assessment for 2016 - 2018. The decrease in retail real estate taxes was partially offset by an increase in the assessed values of Waikele Center.
Multifamily real estate taxes increased $0.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in assessed values at Pacific Ridge Apartments, Lomas Palisades and Hassalo on Eighth - Residential.
Mixed-use real estate taxes increased $0.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in assessed values for the hotel portion of our mixed-use property.
Property Operating Income.
Property operating income decreased $11.3 million, or 5%, to $223.5 million for the year ended December 31, 2020, compared to $234.8 million for the year ended December 31, 2019. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	%	2020	2019	Change	%
Office	$130,130	$102,449	$27,681	27%	$98,384	$85,138	$13,246	16%
Retail	60,906	76,971	(16,065)	(21)	51,381	67,261	(15,880)	(24)
Multifamily	28,253	30,203	(1,950)	(6)	28,253	30,203	(1,950)	(6)
Mixed-Use	4,165	25,138	(20,973)	(83)	—	—	—	—
	$223,454	$234,761	$(11,307)	(5)%	$178,018	$182,602	$(4,584)	(3)%
Total office property operating income increased $27.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental property operating income of $17.0 million during the period. The increase in total office property operating income was partially offset by a decrease in property operating income of approximately $2.7 million at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store property operating income increased $13.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to higher annualized base rents at The Landmark at One Market, Lloyd District Portfolio, City Center Bellevue, Torrey Point and Torrey Reserve Campus.

Retail property operating income decreased $16.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in collectability related adjustment of rent receivables of approximately $2.8 million and straight-line rent receivables of approximately $5.9 million as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center, Waikele Center and The Shops at Kalakaua as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail property operating income was also due to the non-cash lease termination fees recognized in connection with the termination of a ground lease, and the ground lessee's surrender of, the former Sears building at Carmel Mountain Plaza during the prior period. Additionally, the decrease in total retail rental revenue is also attributable to rent concessions of approximately $3.1 million. The decrease in total retail property operating income was partially offset by the net property operating income related to the real estate tax refund at Alamo Quarry Market during the period and higher annualized base rent at Waikele Center related to the Safeway lease and higher annualized base rent at Carmel Mountain Plaza related to the At Home Stores lease.
Multifamily property operating income decreased $2.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the decrease in average occupancy to 88.5% for the year ended December 31, 2020 compared to 92.5% for the year ended December 31, 2019, and increase in real estate tax assessments at Pacific Ridge, Lomas Palisades, and Hassalo on Eighth - Residential, and an increase in personnel compensation expenses, utilities, security services and insurance expense during the period.
Mixed-use property operating income decreased $21.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions during the second, third, and fourth quarters, which led to a decrease in average occupancy and revenue per available room to 51.3% and $127 for the year ended December 31, 2020 compared to 91.7% and $299 for year ended December 31, 2019. The decrease in tourism and hotel occupancy in Oahu due to COVID-19 is expected to substantially reduce property operating income at the hotel portion of the mixed-use property through the first half of 2021 or until the COVID-19 vaccine distribution is generally available to the public. The decrease in mixed-use property operating income is also attributed to the increase in collectability related adjustments of rent receivables of approximately $5.7 million and straight-line rent receivables of approximately $1.2 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.
Other
General and administrative. General and administrative expenses increased $1.7 million, or 7%, to $26.6 million for the year ended December 31, 2020, compared to $24.9 million for the year ended December 31, 2019. This increase was primarily due to an increase in employee related costs, furlough expense for our hotel staff and legal costs.
Depreciation and amortization. Depreciation and amortization expense increased $12.1 million, or 13%, to $108.3 million for the year ended December 31, 2020, compared to $96.2 million for the year ended December 31, 2019. This increase was primarily due to the acquisition of La Jolla Commons on June 20, 2019, which had incremental depreciation and amortization of $7.2 million during the period and higher depreciation and amortization at Lloyd District Portfolio, City Center Bellevue, Torrey Reserve Campus, Torrey Point, and Waikele Center due to tenant improvements that were put into service in 2019 and 2020.
Interest expense. Interest expense decreased $0.6 million, or 1%, to $53.4 million for the year ended December 31, 2020 compared with $54.0 million for the year ended December 31, 2019. This decrease was primarily due to the repayment of the mortgages on Torrey Reserve - VCI, VCII, VCIII, Solana Crossing I-II, and Solana Beach Towne Centre on March 2, 2020 and a lower weighted average interest rate on our line of credit in 2020 partially offset by the closing of our Series G Notes on July 30, 2019.
Gain on sale of real estate. Gain on sale of real estate of $0.6 million during 2019 relates to our sale of Solana Beach - Highway 101 on May 22, 2019.
Other Income (Expense), Net. Other (expense) income, net increased $0.6 million, or 466%, to other income, net of $0.4 million for the year ended December 31, 2020 compared to other expense, net of $0.1 million for the year ended December 31, 2019, primarily due to a decrease in income tax expense related to lower taxable income for our taxable REIT subsidiary partially offset by a decrease in interest and investment income attributed to lower weighted average interest rates on our money market balances.

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

As of December 31, 2020, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.3% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2020, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

In January 2021, the company filed a universal shelf registration statement on Form S-3ASR with the SEC, which became effective upon filing and which replaced the prior Form S-3ASR that was filed with the SEC in February 2018. The universal shelf registration statement may permit the company from time to time to offer and sell equity securities of the company.  However, there can be no assurance that the company will be able to complete any such offerings of securities.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.
On May 27, 2015, the company entered into a new at-the-market, or ATM, equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million (the "2015 ATM Program"). The sales of shares of the company's common stock made through the 2015 ATM Program were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2020, the company has issued 6,930,002 shares of common stock at a weighted average price per share of $38.58 for gross cash proceeds of $267.4 million under the ATM equity program, in the aggregate.
The company intends to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2020, the company had the capacity to issue up to an additional $132.6 million in shares of common stock under the 2015 ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2015 ATM Program.
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
Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2020 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,311,000	$150,000	$211,000	$150,000	$100,000	$200,000	$500,000
Line of credit (1)	100,000	—	100,000	—	—	—	—
Interest payments	235,730	48,669	41,943	34,576	31,859	21,976	56,707
Operating lease	36,444	3,215	3,232	3,328	3,428	3,531	19,710
Tenant-related commitments	45,213	41,585	3,428	—	200	—	—
Construction-related commitments	14,715	14,715	—	—	—	—	—
Total	$1,743,102	$258,184	$359,603	$187,904	$135,487	$225,507	$576,417

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
Cash Flows
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
Total cash, cash equivalents, and restricted cash were $139.0 million and $109.5 million at December 31, 2020 and 2019, respectively.

Net cash provided by operating activities decreased $26.8 million to $127.0 million for the year ended December 31, 2020, compared to $153.8 million for the year ended December 31, 2019. The decrease in cash from operations was primarily due to the decrease in rental revenue from the hotel portion of our mixed-use property and a decrease in rent collections from our retail portfolio.
Net cash used in investing activities decreased $530.1 million to $69.1 million for the year ended December 31, 2020, compared to $599.2 million for the year ended December 31, 2019. The decrease was primarily due to the acquisition of La Jolla Commons on June 20, 2019 in the prior period.
Net cash used in financing activities was $28.3 million for the year ended December 31, 2020, compared to net cash provided by financing activities of $497.5 million for the year ended December 31, 2019. The decrease in cash used in financing activities was primarily due to the underwritten public offering that settled on June 14, 2019.

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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2020, 2019 and 2018 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net operating income	$223,454	$234,761	$209,412
General and administrative	(26,581)	(24,871)	(22,784)
Depreciation and amortization	(108,292)	(96,205)	(107,093)
Interest expense	(53,440)	(54,008)	(52,248)
Gain on sale of real estate	—	633	—
Other income (expense), net	447	(122)	(85)
Net income	$35,588	$60,188	$27,202

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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2020, 2019 and 2018 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2020	2019	2018
Net income	$35,588	$60,188	$27,202
Plus: Real estate depreciation and amortization	108,292	96,205	107,093
Less: Gain on sale of real estate	—	(633)	—
Funds from operations, as defined by NAREIT	$143,880	$155,760	$134,295
Less: Nonforfeitable dividends on restricted stock awards	(377)	(376)	(305)
FFO attributable to common stock and units	$143,503	$155,384	$133,990
FFO per diluted share/unit	$1.89	$2.20	$2.09
Weighted average number of common shares and units, diluted (1)	76,122,842	70,788,597	64,139,437

(1)For the years ended December 31, 2020, 2019 and 2018 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2020, we had $1.061 billion of fixed-rate debt outstanding with an estimated fair value of $1.131 billion. If interest rates at December 31, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $47.4 million. If interest rates at December 31, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $50.9 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2020, we had $350.0 million of variable rate debt outstanding. We have entered into term loans that have interest rates that contain both fixed and variable components. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $2.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $2.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2020.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General - Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(b) See Exhibit Index
(c) Not Applicable

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(1)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3(2)	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
4.2(3)	Indenture, dated January 26, 2021, by and among American Assets Trust, L.P., as issuer, American Assets Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee
4.3*	Description of Securities
10.1(4)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(4)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated 2011 Equity Incentive Award Plan
10.4(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.5*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(4)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.7(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.8(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.9(4)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.10(5)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012.
10.11(5)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012.
10.12(6)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of December 5, 2019.
10.13(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.14(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.15(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.16(8)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
10.17(9)
Joinder and First Amendment to Term Loan Agreement, dated as of May 2, 2016, among American Assets Trust, Inc., the American Assets Trust, L.P., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.

10.18(10)	Note Purchase Agreement, dated as of March 1, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series D)
10.19(11)	Note Purchase Agreement, dated as of May 23, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)
10.20(11)
Second Amendment to the Amended and Restated Credit Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other entities named therein.

10.21(11)
Second Amendment to the Term Loan Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, U.S. Bank National Association, as Administrative Agent, and the other entities named therein.

10.22(11)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as if October 31, 2014, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

Exhibit No.	Description
10.23(11)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as of March 1, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

10.24(12)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series F)
10.25(13)
Second Amended and Restated Credit Agreement dated January 9, 2018, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.26(13)
Third Amendment to Term Loan Agreement dated January 9, 2018, by and among the company, the Operating Partnership, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

10.27(14)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and RBC Capital Markets, LLC
10.28(14)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated
10.29(14)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Morgan Stanley & Co, LLC
10.30(14)	Amended and Restated Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Wells Fargo Securities, LLC
10.31(14)	Equity Distribution Agreement, dated March 2, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Mizuho Securities USA LLC
10.32(15)
First Amendment to Second Amended and Restated Credit Agreement dated January 9, 2019, by and among the company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.33(16)	Note Purchase Agreement, dated as of July 30, 2019, by and among the Company, the Operating Partnership, and the purchasers named therein.
21.1*	List of Subsidiaries of American Assets Trust, Inc.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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

*    Filed herewith.

(1)Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.

(2)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.
(3)    Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021.
(4)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(5)    Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.
(6)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2020.
(7)    Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.
(8)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.
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
(13)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2018.
(14)    Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018.
(15)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2019.
(16)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 16th day of February, 2021.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board, President and Chief Executive Officer	February 16, 2021
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 16, 2021
Robert F. Barton

/s/ JOY L. SCHAEFER	Director	February 16, 2021
Joy L. Schaefer

/s/ DUANE A. NELLES	Director	February 16, 2021
Duane A. Nelles

/s/ THOMAS S. OLINGER	Director	February 16, 2021
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 16, 2021
Robert S. Sullivan

Item 8 and Item 15(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.5 billion as of December 31, 2020. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2020.

Auditing the Company's impairment assessment for real estate properties is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indictors of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset. Additionally, for real estate properties where a triggering event has occurred, the auditing involves a high degree of auditor judgment and increased extent of audit effort to evaluate management’s estimates underlying projected future cash flows as they are based on subjective assumptions such as market rents, occupancy rates and hold periods, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s property impairment review process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators and their review of the prospective financial data used in the Company’s impairment analysis.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for tenants or groups of tenants with large reserved balances or upcoming lease expirations that occupy a substantial portion of any particular property and searched for significant declines in operating results of any particular property due to occupancy changes, tenant bankruptcies, environmental issues, adverse changes in legal factors or natural disasters. Additionally, for real estate properties where a triggering event has occurred, our testing also included, among other procedures, involving our internal valuation specialists and evaluating and testing the methodologies and significant assumptions used in the models as well as evaluating and testing the completeness and accuracy of the underlying prospective financial data.

Collectability of accounts receivable and straight-line rents receivable
Description of the Matter
The Company’s accounts receivable and straight-line rent receivable totaled $79.4 million as of December 31, 2020. As discussed in Note 1 to the consolidated financial statements, the Company makes estimates of the collectability of its current accounts receivable and straight-line rents receivable which requires significant judgment by management as the collectability of receivables is affected by numerous different factors including current economic trends, including the impact of the COVID-19 pandemic on tenants' businesses and changes in tenants' payment patterns, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in tenants' credit ratings, communications between the Company’s operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenants to perform under the terms of their lease agreement. If management’s assessment of these factors indicates it is not probable that the Company will be able to collect substantially all rents, the Company recognizes a charge to rental income and limits rental income recognition to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. During 2020, the Company recorded a $18.4 million collectability related adjustment as a reduction to rental income.

Auditing the Company's collectability assessment is challenging because of the subjective auditor judgment necessary in evaluating management’s determination that collectability of lease payments from each of its tenants may not be probable and the related assessment of the severity of factors in determining whether collectability of substantially all of the remaining lease payments from a given tenant remains probable.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s collectability assessment process. For example, we tested controls over management’s process for identifying and evaluating potential factors indicating that collectability of lease payments from each of its tenants may not be probable and controls over the completeness and accuracy of the data used in management’s analyses.

Our testing of the Company’s collectability assessment included, among other procedures, reviewing the Company’s tenant portfolio for tenants at higher risk of being negatively impacted by the COVID-19 pandemic and evaluating significant judgments applied in determining whether factors indicating that collectability of lease payments may not be probable were present by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched publicly available information for indicators of tenants experiencing financial difficulty, performed a look-back analysis in which we compared actual lease payments collected to previous estimates of collectability made by management, and made inquiries of operating personnel regarding their communications with tenants. In addition, we tested the completeness and accuracy of the data that was used in management’s collectability analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Diego, California
February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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
February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.5 billion as of December 31, 2020. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2020.

Auditing the Company's impairment assessment for real estate properties is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indictors of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset. Additionally, for real estate properties where a triggering event has occurred, the auditing involves a high degree of auditor judgment and increased extent of audit effort to evaluate management’s estimates underlying projected future cash flows as they are based on subjective assumptions such as market rents, occupancy rates and hold periods, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s property impairment review process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators and their review of the prospective financial data used in the Company’s impairment analysis.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for tenants or groups of tenants with large reserved balances or upcoming lease expirations that occupy a substantial portion of any particular property and searched for significant declines in operating results of any particular property due to occupancy changes, tenant bankruptcies, environmental issues, adverse changes in legal factors or natural disasters. Additionally, for real estate properties where a triggering event has occurred, our testing also included, among other procedures, involving our internal valuation specialists and evaluating and testing the methodologies and significant assumptions used in the models as well as evaluating and testing the completeness and accuracy of the underlying prospective financial data.

Collectability of accounts receivable and straight-line rents receivable
Description of the Matter
The Company’s accounts receivable and straight-line rent receivable totaled $79.4 million as of December 31, 2020. As discussed in Note 1 to the consolidated financial statements, the Company makes estimates of the collectability of its current accounts receivable and straight-line rents receivable which requires significant judgment by management as the collectability of receivables is affected by numerous different factors including current economic trends, including the impact of the COVID-19 pandemic on tenants' businesses and changes in tenants' payment patterns, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in tenants' credit ratings, communications between the Company’s operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenants to perform under the terms of their lease agreement. If management’s assessment of these factors indicates it is not probable that the Company will be able to collect substantially all rents, the Company recognizes a charge to rental income and limits rental income recognition to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. During 2020, the Company recorded a $18.4 million collectability related adjustment as a reduction to rental income.

Auditing the Company's collectability assessment is challenging because of the subjective auditor judgment necessary in evaluating management’s determination that collectability of lease payments from each of its tenants may not be probable and the related assessment of the severity of factors in determining whether collectability of substantially all of the remaining lease payments from a given tenant remains probable.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s collectability assessment process. For example, we tested controls over management’s process for identifying and evaluating potential factors indicating that collectability of lease payments from each of its tenants may not be probable and controls over the completeness and accuracy of the data used in management’s analyses.

Our testing of the Company’s collectability assessment included, among other procedures, reviewing the Company’s tenant portfolio for tenants at higher risk of being negatively impacted by the COVID-19 pandemic and evaluating significant judgments applied in determining whether factors indicating that collectability of lease payments may not be probable were present by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched publicly available information for indicators of tenants experiencing financial difficulty, performed a look-back analysis in which we compared actual lease payments collected to previous estimates of collectability made by management, and made inquiries of operating personnel regarding their communications with tenants. In addition, we tested the completeness and accuracy of the data that was used in management’s collectability analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 16, 2021

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2020	December 31, 2019
ASSETS
Real estate, at cost
Operating real estate	$3,155,280	$3,096,886
Construction in progress	91,047	91,264
Held for development	547	547
	3,246,874	3,188,697
Accumulated depreciation	(754,140)	(665,222)
Net real estate	2,492,734	2,523,475
Cash and cash equivalents	137,333	99,303
Restricted cash	1,716	10,148
Accounts receivable, net	6,938	12,016
Deferred rent receivables, net	72,476	52,171
Other assets, net	106,112	93,220
TOTAL ASSETS	$2,817,309	$2,790,333
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,923	$161,879
Unsecured notes payable, net	1,196,677	1,195,780
Unsecured line of credit, net	99,151	—
Accounts payable and accrued expenses	59,262	62,576
Security deposits payable	6,590	8,316
Other liabilities and deferred credits	91,300	68,110
Total liabilities	1,563,903	1,496,661
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,476,292 and 60,068,228 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	605	601
Additional paid-in capital	1,445,644	1,452,014
Accumulated dividends in excess of net income	(176,560)	(144,378)
Accumulated other comprehensive income	1,753	5,680
Total American Assets Trust, Inc. stockholders' equity	1,271,442	1,313,917
Noncontrolling interests	(18,036)	(20,245)
Total equity	1,253,406	1,293,672
TOTAL LIABILITIES AND EQUITY	$2,817,309	$2,790,333
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2020	2019	2018
REVENUE:
Rental income	$330,312	$343,865	$309,537
Other property income	14,261	22,876	21,330
Total revenue	344,573	366,741	330,867
EXPENSES:
Rental expenses	79,178	91,967	86,482
Real estate taxes	41,941	40,013	34,973
General and administrative	26,581	24,871	22,784
Depreciation and amortization	108,292	96,205	107,093
Total operating expenses	255,992	253,056	251,332
OPERATING INCOME	88,581	113,685	79,535
Interest expense	(53,440)	(54,008)	(52,248)
Gain on sale of real estate	—	633	—
Other income (expense), net	447	(122)	(85)
NET INCOME	35,588	60,188	27,202
Net income attributable to restricted shares	(383)	(381)	(311)
Net income attributable to unitholders in the Operating Partnership	(7,545)	(14,089)	(7,205)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$27,660	$45,718	$19,686
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.46	$0.84	$0.42
Weighted average shares of common stock outstanding - basic	59,806,309	54,110,949	46,950,812
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.46	$0.84	$0.42
Weighted average shares of common stock outstanding - diluted	76,119,763	70,786,132	64,136,559

COMPREHENSIVE INCOME
Net income	$35,588	$60,188	$27,202
Other comprehensive (loss) gain - unrealized (loss) gain on swap derivatives during the period	(3,649)	(5,571)	120
Reclassification of amortization of forward starting swap included in interest expense	(1,330)	(1,304)	(1,279)
Comprehensive income	30,609	53,313	26,043
Comprehensive income attributable to noncontrolling interest	(6,496)	(12,301)	(6,877)
Comprehensive income attributable to American Assets Trust, Inc.	$24,113	$41,012	$19,166

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2017	47,204,588	$473	$919,066	$(97,280)	$11,451	$10,434	$844,144
Net income	—	—	—	19,997	—	7,205	27,202
Issuance of restricted stock	205,110	2	(2)	—	—	—	—
Forfeiture of restricted stock	(78,975)	(1)	1	—	—	—	—
Conversion of operating partnership units	17,372	—	(916)	—	—	916	—
Dividends declared and paid	—	—	—	(51,495)	—	(18,733)	(70,228)
Stock-based compensation	—	—	3,039	—	—	—	3,039
Shares withheld for employee taxes	(12,686)	—	(527)	—	—	—	(527)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	105	15	120
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(936)	(343)	(1,279)
Balance at December 31, 2018	47,335,409	474	920,661	(128,778)	10,620	(506)	802,471
Net income	—	—	—	46,099	—	14,089	60,188
Common shares issued	11,871,552	118	515,236	—	—	—	515,354
Issuance of restricted stock	173,008	2	(2)	—	—	—	—
Forfeiture of restricted stock	(70,641)	(1)	1	—	—	—	—
Conversion of operating partnership units	787,060	8	12,979	—	148	(13,135)	—
Dividends declared and paid	—	—	—	(61,699)	—	(18,906)	(80,605)
Stock-based compensation	—	—	4,477	—	—	—	4,477
Shares withheld for employee taxes	(28,160)	—	(1,338)	—	—	—	(1,338)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(4,482)	(1,602)	(6,084)
Other comprehensive income - unrealized gain on forward-starting interest rate swap	—	—	—	—	392	121	513
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(998)	(306)	(1,304)
Balance at December 31, 2019	60,068,228	601	1,452,014	(144,378)	5,680	(20,245)	1,293,672
Net income	—	—	—	28,043	—	7,545	35,588
Issuance of restricted stock	317,574	3	(3)	—	—	—	—
Forfeiture of restricted stock	(95,086)	(1)	1	—	—	—	—
Conversion of operating partnership units	209,011	2	(12,003)	—	3	11,998	—
Dividends declared and paid	—	—	—	(60,225)	—	(16,285)	(76,510)
Stock-based compensation	—	—	6,307	—	—	—	6,307
Shares withheld for employee taxes	(23,435)	—	(672)	—	—	—	(672)

Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,885)	(764)	(3,649)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(1,045)	(285)	(1,330)
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	$1,253,406

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$35,588	$60,188	$27,202
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(31,242)	(6,985)	(1,157)
Depreciation and amortization	108,292	96,205	107,093
Amortization of debt issuance costs and debt fair value adjustments	1,477	1,467	1,530
Provision for uncollectable rental income	18,427	1,751	790
Gain on sale of real estate	—	(633)	—
Stock-based compensation expense	6,307	4,477	3,039
Settlement of forward interest rate swap agreement	—	513	—
Lease termination income	—	(4,518)	—
Other noncash interest expense	(1,330)	(1,304)	(1,279)
Other, net	(695)	4,746	(407)
Changes in operating assets and liabilities
Change in accounts receivable	(4,940)	(1,071)	(336)
Change in other assets	141	(2,420)	(227)
Change in accounts payable and accrued expenses	(2,108)	5,956	(3,297)
Change in security deposits payable	(1,726)	(971)	2,274
Change in other liabilities and deferred credits	(1,206)	(3,585)	1,282
Net cash provided by operating activities	126,985	153,816	136,507
INVESTING ACTIVITIES
Acquisition of real estate, net	—	(507,780)	—
Capital expenditures	(63,488)	(88,327)	(54,411)
Proceeds from sale of real estate, net of selling costs	—	8,191	—
Leasing commissions	(5,589)	(11,267)	(9,936)
Net cash used in investing activities	(69,077)	(599,183)	(64,347)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(20,762)	(97,124)
Proceeds from unsecured line of credit	100,000	59,000	84,000
Repayment of unsecured line of credit	—	(123,000)	(20,000)
Proceeds from issuance of unsecured notes payable	—	150,000	—
Debt issuance costs	(125)	(1,103)	(2,727)
Proceeds from issuance of common stock, net	—	515,354	(236)
Dividends paid to common stock and unitholders	(76,510)	(80,605)	(70,228)
Shares withheld for employee taxes	(672)	(1,338)	(527)
Net cash provided by (used in) financing activities	(28,310)	497,546	(106,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,598	52,179	(34,682)
Cash, cash equivalents and restricted cash, beginning of year	109,451	57,272	91,954
Cash, cash equivalents and restricted cash, end of year	$139,049	$109,451	$57,272
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2020	2019	2018
Cash and cash equivalents	$137,333	$99,303	$47,956
Restricted cash	1,716	10,148	9,316
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$139,049	$109,451	$57,272
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2020	2019

ASSETS
Real estate, at cost
Operating real estate	$3,155,280	$3,096,886
Construction in progress	91,047	91,264
Held for development	547	547
	3,246,874	3,188,697
Accumulated depreciation	(754,140)	(665,222)
Net real estate	2,492,734	2,523,475
Cash and cash equivalents	137,333	99,303
Restricted cash	1,716	10,148
Accounts receivable, net	6,938	12,016
Deferred rent receivables, net	72,476	52,171
Other assets, net	106,112	93,220
TOTAL ASSETS	$2,817,309	$2,790,333
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,923	$161,879
Unsecured notes payable, net	1,196,677	1,195,780
Unsecured line of credit, net	99,151	—
Accounts payable and accrued expenses	59,262	62,576
Security deposits payable	6,590	8,316
Other liabilities and deferred credits	91,300	68,110
Total liabilities	1,563,903	1,496,661
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,390,548 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	(19,020)	(22,281)
General partner's capital, 60,476,292 and 60,068,228 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,269,689	1,308,237
Accumulated other comprehensive income	2,737	7,716
Total capital	1,253,406	1,293,672
TOTAL LIABILITIES AND CAPITAL	$2,817,309	$2,790,333
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2020	2019	2018
REVENUE:
Rental income	$330,312	$343,865	$309,537
Other property income	14,261	22,876	21,330
Total revenue	344,573	366,741	330,867
EXPENSES:
Rental expenses	79,178	91,967	86,482
Real estate taxes	41,941	40,013	34,973
General and administrative	26,581	24,871	22,784
Depreciation and amortization	108,292	96,205	107,093
Total operating expenses	255,992	253,056	251,332
OPERATING INCOME	88,581	113,685	79,535
Interest expense	(53,440)	(54,008)	(52,248)
Gain on sale of real estate	—	633	—
Other income (expense), net	447	(122)	(85)
NET INCOME	35,588	60,188	27,202
Net income attributable to restricted shares	(383)	(381)	(311)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$35,205	$59,807	$26,891
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.46	$0.84	$0.42
Weighted average units outstanding, basic	76,119,763	70,786,132	64,136,559
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.46	$0.84	$0.42
Weighted average units outstanding, diluted	76,119,763	70,786,132	64,136,559

DISTRIBUTIONS PER UNIT	$1.00	$1.14	$1.09

COMPREHENSIVE INCOME
Net income	$35,588	$60,188	$27,202
Other comprehensive (loss) gain - unrealized (loss) gain on swap derivatives during the period	(3,649)	(5,571)	120
Reclassification of amortization of forward starting swaps included in interest expense	(1,330)	(1,304)	(1,279)
Comprehensive income	30,609	53,313	26,043
Comprehensive income attributable to Limited Partners	(6,496)	(12,301)	(6,877)
Comprehensive income attributable to General Partner	$24,113	$41,012	$19,166

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2017	17,194,980	$6,135	47,204,588	$822,259	$15,750	$844,144
Net income	—	7,205	—	19,997	—	27,202
Conversion of operating partnership units	(17,372)	916	17,372	(916)	—	—
Issuance of restricted units	—	—	205,110	—	—	—
Forfeiture of restricted units	—	—	(78,975)	—	—	—
Distributions	—	(18,733)	—	(51,495)	—	(70,228)
Stock-based compensation	—	—	—	3,039	—	3,039
Units withheld for employee taxes	—	—	(12,686)	(527)	—	(527)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	120	120
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,279)	(1,279)
Balance at December 31, 2018	17,177,608	(4,477)	47,335,409	792,357	14,591	802,471
Net income	—	14,089	—	46,099	—	60,188
Contributions from American Assets Trust, Inc.	—	—	11,871,552	515,354	—	515,354
Conversion of operating partnership units	(787,060)	(12,987)	787,060	12,987	—	—
Issuance of restricted units	—	—	173,008	—	—	—
Forfeiture of restricted units	—	—	(70,641)	—	—	—
Distributions	—	(18,906)	—	(61,699)	—	(80,605)
Stock-based compensation	—	—	—	4,477	—	4,477
Units withheld for employee taxes	—	—	(28,160)	(1,338)	—	(1,338)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(6,084)	(6,084)
Other comprehensive income - unrealized gain on forward-starting interest rate swap	—	—	—	—	513	513
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,304)	(1,304)
Balance at December 31, 2019	16,390,548	(22,281)	60,068,228	1,308,237	7,716	1,293,672
Net income	—	7,545	—	28,043	—	35,588
Conversion of operating partnership units	(209,011)	12,001	209,011	(12,001)	—	—
Issuance of restricted units	—	—	317,574	—	—	—
Forfeiture of restricted units	—	—	(95,086)	—	—	—
Distributions	—	(16,285)	—	(60,225)	—	(76,510)
Stock-based compensation	—	—	—	6,307	—	6,307
Units withheld for employee taxes	—	—	(23,435)	(672)	—	(672)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(3,649)	(3,649)

Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(1,330)	(1,330)
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$35,588	$60,188	$27,202
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(31,242)	(6,985)	(1,157)
Depreciation and amortization	108,292	96,205	107,093
Amortization of debt issuance costs and debt fair value adjustments	1,477	1,467	1,530
Provision for uncollectable rental income	18,427	1,751	790
Gain on sale of real estate	—	(633)	—
Stock-based compensation expense	6,307	4,477	3,039
Settlement of forward interest rate swap agreement	—	513	—
Lease termination income	—	(4,518)	—
Other noncash interest expense	(1,330)	(1,304)	(1,279)
Other, net	(695)	4,746	(407)
Changes in operating assets and liabilities
Change in accounts receivable and deferred rent receivables	(4,940)	(1,071)	(336)
Change in other assets	141	(2,420)	(227)
Change in accounts payable and accrued expenses	(2,108)	5,956	(3,297)
Change in security deposits payable	(1,726)	(971)	2,274
Change in other liabilities and deferred credits	(1,206)	(3,585)	1,282
Net cash provided by operating activities	126,985	153,816	136,507
INVESTING ACTIVITIES
Acquisition of real estate, net	—	(507,780)	—
Capital expenditures	(63,488)	(88,327)	(54,411)
Proceeds from sale of real estate, net of selling costs	—	8,191	—
Leasing commissions	(5,589)	(11,267)	(9,936)
Net cash used in investing activities	(69,077)	(599,183)	(64,347)
FINANCING ACTIVITIES
Repayment of secured notes payable	(51,003)	(20,762)	(97,124)
Proceeds from unsecured line of credit	100,000	59,000	84,000
Repayment of unsecured line of credit	—	(123,000)	(20,000)
Proceeds from issuance of unsecured notes payable	—	150,000	—
Debt issuance costs	(125)	(1,103)	(2,727)
Contributions from American Assets Trust, Inc.	—	515,354	(236)
Distributions	(76,510)	(80,605)	(70,228)
Shares withheld for employee taxes	(672)	(1,338)	(527)
Net cash provided by (used in) financing activities	(28,310)	497,546	(106,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,598	52,179	(34,682)
Cash, cash equivalents and restricted cash, beginning of year	109,451	57,272	91,954
Cash, cash equivalents and restricted cash, end of year	$139,049	$109,451	$57,272
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2020	2019	2018
Cash and cash equivalents	$137,333	$99,303	$47,956
Restricted cash	1,716	10,148	9,316
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$139,049	$109,451	$57,272
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
As of December 31, 2020, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2020, we owned land at three of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Impact of COVID-19
We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, social distancing measures, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict when restrictions or social distancing measures currently in place will expire. Even after certain of such restrictions are lifted or reduced, the willingness of customers to visit certain of out tenants' businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.
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

Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information
Total interest costs incurred	$54,510	$54,636	$53,736
Interest capitalized	$1,070	$628	$1,488
Interest expense	$53,440	$54,008	$52,248
Cash paid for interest, net of amounts capitalized	$53,467	$51,975	$52,632
Cash paid for income taxes	$844	$971	$462
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$22,884	$25,413	$14,440
Accrued leasing commissions	$555	$3,345	$5,229
Reduction to capital for prepaid equity financing costs	$—	$—	$241
Building recorded in termination of ground lease	$—	$4,518	$—
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $2.3 million, $3.5 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic trends, including the impact of the COVID-19 pandemic on tenant's businesses and changes in tenants' payment patterns, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement when evaluating the adequacy of the allowance for doubtful accounts. If our assessment of these factors indicates that it is no longer probable that we will be able to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.
At December 31, 2020 and December 31, 2019, our allowance for doubtful accounts was $10.0 million and $1.2 million, respectively. Total collectability related adjustments for rental income, which includes the our allowance for doubtful accounts and deferred rent receivables, was $18.4 million, $1.8 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total collectability related adjustments for the years ended December 31, 2020 and 2019 were included as a reduction to rental income on the consolidated statements of comprehensive income while the total collectability related adjustments for the years ended December 31, 2018 were included in rental expenses on the consolidated statements of comprehensive income.
During the year ended December 31, 2020, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to account for such COVID-19 concessions as lease modifications. As of December 31, 2020, we have entered into lease modifications that resulted in adjustments (including rent deferrals and other monetary lease concessions) believed to be caused by the COVID-19 pandemic for approximately $13.4 million or 4% of the rent originally contracted for the year ended December 31, 2020.

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

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2020, 2019 and 2018, real estate depreciation expense was $95.8 million, $85.3 million and $99.6 million, respectively.

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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. As discussed above, as a result of the COVID-19 pandemic, certain of the our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments under their leases. Accordingly, the reduction of estimated future cash flows could result in the recognition of an impairment charge on certain of our long-lived assets. Management does not believe that the value of our real estate investments was impaired at December 31, 2020 or December 31, 2019. There were no impairment charges during the years ended December 31, 2020, 2019 and 2018.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2020 and December 31, 2019, we had $33.0 million and $36.2 million, respectively, in excess of the FDIC insured limit. At December 31, 2020 and December 31, 2019, we had $97.8 million and $52.5 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. At December 31, 2020 and 2019, we had $1.7 million and $10.1 million, respectively, in restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2020 and December 31, 2019 we had no investments in real estate joint ventures, and no other interests in VIEs to be evaluated for consolidated.
Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. We measure stock-based compensation expense based on the fair value of the award on the grant date and recognize the expense ratably over the vesting period.

Modifications of stock-based compensation awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original option measured immediately before its terms are modified. For the year ended December 31, 2020, we incurred incremental compensation cost of approximately $1.2 million related to the discretionary vesting of previously granted restricted stock awards that did not meet the original vesting criteria. For the years ended December 31, 2019 and 2018, there were no modifications of stock-based compensation awards.
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

We adopted the provisions of ASU No. 2016-02 effective January 1, 2019 using the modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component would be classified as an operating lease. The company elected the practical expedient, which allows the company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. Due to our election of the practical expedient approach, for the year ended December 31, 2020 and 2019, approximately $37.6 million and $38.4 million, respectively, of non-lease components are combined with lease rental income. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with previous GAAP (Topic 840). The company elected this practical expedient as well. Further, bad debt expense, which has previously been recorded in rental expenses, has now been classified as a contra-revenue account in rental income in the company’s consolidated statements of comprehensive income beginning in the year ended December 31, 2019.

    We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $7.7 million of right-of-use assets and lease liabilities for the year ended December 31, 2019. Effective January 1, 2019, approximately $0.8 million of deferred rent expense was reclassified to lease liability within the other liabilities and deferred credits, net. As of December 31, 2020 and 2019, the remaining contractual payments under lease agreements for which the company is the lessee aggregated approximately $36.4 million and $5.6 million, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides the principles for the recognition, measurement, presentation and disclosure of leases. This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, is generally only available through December 31, 2022. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2020
Land	$254,016	$225,238	$72,668	$76,635	$628,557
Buildings	526,522	1,137,711	392,224	128,477	2,184,934
Land improvements	47,425	11,672	7,346	2,606	69,049
Tenant improvements	88,326	186,423	—	1,890	276,639
Furniture, fixtures, and equipment	1,069	3,236	16,480	15,651	36,436
Construction in progress	5,170	43,595	1,831	663	51,259	(1)
	922,528	1,607,875	490,549	225,922	3,246,874
Accumulated depreciation	(314,610)	(290,768)	(100,745)	(48,017)	(754,140)
Net real estate	$607,918	$1,317,107	$389,804	$177,905	$2,492,734
December 31, 2019
Land	$254,016	$225,238	$72,668	$76,635	$628,557
Buildings	523,645	1,132,990	390,379	126,726	2,173,740
Land improvements	46,335	11,097	7,106	2,606	67,144
Tenant improvements	87,707	151,662	—	2,252	241,621
Furniture, fixtures, and equipment	911	3,065	14,995	7,187	26,158
Construction in progress	6,487	35,397	2,212	7,381	51,477	(1)
	919,101	1,559,449	487,360	222,787	3,188,697
Accumulated depreciation	(294,189)	(241,595)	(86,208)	(43,230)	(665,222)
Net real estate	$624,912	$1,317,854	$401,152	$179,557	$2,523,475

(1) Land related to held for development and construction in progress is included in the Held for Development and Construction in Progress classifications on the consolidated balance sheets.
Dispositions
On May 22, 2019, we sold Solana Beach – Highway 101. The property is located in Solana Beach, California and was previously included in our retail segment. The sales price of this property was approximately $9.4 million, less costs to sell, and resulted in net proceeds to us of approximately $9.4 million. Accordingly, we recorded a gain on sale of approximately nil, $0.6 million and nil for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. The remaining weighted average amortization period as of December 31, 2020, is 7.2 years.

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

	Year Ended December 31, 2019		Year Ended December 31, 2018
	As Reported	ProForma	As Reported	ProForma
Total revenue	$366,741	$383,125	$330,867	$365,326
Total operating expenses	$253,056	$264,107	$251,332	$281,253
Operating income	$113,685	$119,018	$79,535	$84,073
Net income	$60,188	$64,278	$27,202	$30,662

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2020	December 31, 2019
In-place leases	$60,965	$63,896
Accumulated amortization	(34,758)	(32,672)
Above market leases	5,389	7,534
Accumulated amortization	(5,268)	(7,351)
Acquired lease intangible assets, net	$26,328	$31,407
Below market leases	$56,677	$62,126
Accumulated accretion	(35,219)	(36,674)
Acquired lease intangible liabilities, net	$21,458	$25,452

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.9 million, $3.8 million and $3.6 million in 2020, 2019 and 2018, respectively. The remaining weighted-average amortization period as of December 31, 2020, is 7.9 years, 4.4 years and 11.3 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $10.5 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 9.4 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization of in-place leases	$(5,018)	$(4,762)	$(2,090)
Amortization of above market leases	(62)	(345)	(660)
Amortization of below market leases	3,994	4,131	4,230
Net income (loss)	$(1,086)	$(976)	$1,480
As of December 31, 2020, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2021	$4,215	$28	$3,035
2022	3,560	28	2,467
2023	3,341	26	2,232
2024	3,156	24	1,932
2025	2,918	15	1,564
Thereafter	9,017	—	10,228
	$26,207	$121	$21,458

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. Financial assets and liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of our deferred compensation liability and interest rate swap liability. We measure the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques provided by third parties using proprietary valuation models and analytical tools as of December 31, 2020 and 2019. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,059	$—	$2,059	$—	$1,669	$—	$1,669
Interest rate swap asset	$—	$—	$—	$—	$—	$434	$—	$434
Interest rate swap liability	$—	$4,531	$—	$4,531	$—	$1,317	$—	$1,317
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 2.4% to 3.1%.
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

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$110,923	$114,074	$161,879	$166,885
Unsecured term loan	$249,233	$250,000	$248,864	$250,000
Unsecured senior guaranteed notes	$947,444	$1,017,378	$946,916	$975,291
Unsecured line of credit	$99,151	$100,000	$—	$—

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Leasing commissions, net of accumulated amortization of $35,167 and $30,775, respectively	$38,173	$42,539
Interest rate swap asset	—	434
Acquired above market leases, net	121	183
Acquired in-place leases, net	26,207	31,224
Lease incentives, net of accumulated amortization of $802 and $565, respectively	994	2,603
Other intangible assets, net of accumulated amortization of $1,213 and $1,031, respectively	2,565	2,893
Debt issuance costs, net of accumulated amortization of $0 and $814, respectively	—	1,256
Right-of-use lease asset, net	29,350	4,863
Prepaid expenses, deposits and other	8,702	7,225
Total other assets	$106,112	$93,220
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Acquired below market leases, net	$21,458	$25,452
Prepaid rent and deferred revenue	14,518	16,969
Interest rate swap liability	4,531	1,317
Straight-line rent liability	18,049	16,903
Deferred rent expense and lease intangible	16	28
Deferred compensation	2,059	1,669
Deferred tax liability	570	332
Lease liability	30,060	5,380
Other liabilities	39	60
Total other liabilities and deferred credits, net	$91,300	$68,110
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2020 and December 31, 2019 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2020	December 31, 2019	as of December 31, 2020
Torrey Reserve—VCI, VCII, VCIII (1)(2)	—	6,498	6.36%	June 1, 2020
Solana Beach Corporate Centre I-II (1)(2)	—	10,270	5.91%	June 1, 2020
Solana Beach Towne Centre (1)(2)	—	34,235	5.91%	June 1, 2020
City Center Bellevue (3)	111,000	111,000	3.98%	November 1, 2022
	111,000	162,003
Debt issuance costs, net of accumulated amortization of $345 and $449, respectively	(77)	(124)
Total Secured Notes Payable	$110,923	$161,879

(1)Loan repaid in full, without premium or penalty, on March 2, 2020.
(2)Principal payments based on a 30-year amortization schedule.
(3)Interest only.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2020, we were in compliance with all loan covenants.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2020 and December 31, 2019 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2020	December 31, 2019	as of December 31, 2020
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2022
Senior Guaranteed Notes, Series A	150,000	150,000	4.04%	(2)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(8)	July 30, 2030
	1,200,000	1,200,000
Debt issuance costs, net of accumulated amortization of $8,856 and $7,835, respectively	(3,323)	(4,220)
Total Unsecured Notes Payable	$1,196,677	$1,195,780

(1)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 4.13% through its January 9, 2021, subject to adjustments based on our consolidated leverage ratio. Subsequent to January 9, 2021, the interest rate associated with Term Loan A will be variable as described below.
(2)The company entered into a one month forward-starting seven years swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million (see Note 8). The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum. On January 26, 2021, we prepaid the entirety of the Senior Guaranteed Notes, Series A with make-whole premium thereon.
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

On October 31, 2014, the Operating Partnership entered into a note purchase agreement (the "Note Purchase Agreement") with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”). The Series A Notes were issued on October 31, 2014, the Series B Notes were issued on February 2, 2015 and the Series C Notes were issued on April 2, 2015. The Series A Notes, the Series B Notes and the Series C Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities. On January 26, 2021, we repaid the entirety of the $150.0 million Series A Notes with a make-whole payment (as defined in the Note Purchase Agreement) of approximately $3.9 million.

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
The Operating Partnership may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a Make-Whole Amount.

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2020, the Operating Partnership was in compliance with all loan covenants.
Scheduled principal payments on secured and unsecured notes payable as of December 31, 2020 are as follows (in thousands):

2021	$150,000
2022	211,000
2023	150,000
2024	100,000
2025	200,000
Thereafter	500,000
$1,311,000
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
Additionally, the Prior Credit Facility included a number of financial covenants, including:
•A maximum leverage ratio (defined as total indebtedness net of certain cash and cash equivalents to total asset value) of 60%,
•A maximum secured leverage ratio (defined as total secured debt to secured total asset value) of 40%,
•A minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x,
•A minimum unsecured interest coverage ratio of 1.75x,
•A maximum unsecured leverage ratio of 60%,
•A minimum tangible net worth of $721.16 million, and 75% of the net proceeds of any additional equity issuances (other than additional equity issuances in connection with any dividend reinvestment program), and
•Recourse indebtedness at any time cannot exceed 15% of total asset value.
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
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"), which amended and restated the Prior Credit Agreement. The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At December 31, 2020, there was $100 million outstanding balance under the Revolver Loan and we had incurred approximately $0.8 million of debt issuance costs, net, which are recorded in other assets, net on the consolidated balance sheet.
Borrowings under the Second Amended and Restated Credit Facility initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates are more favorable than previously contained in the Prior Credit Facility in place as of December 31, 2017. For the year-ended December 31, 2020, the weighted average interest rate on the Revolver Loan was 1.32%.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six months period. The extension options are exercisable by us subject to the satisfaction of certain conditions.
    On January 9, 2019, we entered into the first amendment (“First Amendment”) to the Second Amended and Restated Credit Facility, which extended the maturity date of Term Loan A to January 9, 2021, subject to three, one year extension options. On October 16, 2020, we exercised an option to extend the maturity date of Term Loan A to January 9, 2022.  Additionally, in connection with the First Amendment, borrowings under the Second Amended and Restated Credit Facility with respect to Term Loan bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on our consolidated total leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.20% to 0.70% based on our consolidated total leverage ratio. The foregoing rates are more favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.
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
As of December 31, 2020, the Operating Partnership was in compliance with all then in-place Second Amended and Restated Credit Facility covenants.

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
Concurrent with the closing of our second amended and restated credit facility, we entered into an interest rate swap agreement that is intended to fix the interest rate associated with our term loan of $100 million at approximately 4.13% through its original maturity date, subject to adjustments based on our consolidated leverage ratio.
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

On August 11, 2020, we entered into a treasury lock contract (the "August 2020 Treasury Lock") with Wells Fargo Bank, N.A., to reduce the interest rate variability exposure of the projected interest cash flows of a then prospective future financing. The treasury lock contract had a notional amount of $200 million, termination date of November 12, 2020, a fixed pay rate of 0.7115%, and a receive rate equal to the ten years treasury rate on the settlement date.

We determined that there was no compelling reason from a capital requirement perspective to move forward with the prospective financing at prevailing rates and, as a result, on October 1, 2020, we settled the August 2020 Treasury Lock, resulting in no gain or loss.
The following is a summary of the terms of the interest rate swaps as of December 31, 2020 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$100,000	1/9/2019	1/9/2021	$(85)
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(2,972)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(1,474)
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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2020, the Operating Partnership had 16,181,537 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 78.8% of the Operating Partnership at December 31, 2020. The remaining 21.3% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2020, 2019 and 2018, approximately 209,011, 787,060 and 17,372, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On May 6, 2013, we entered into an at-the-market (“ATM”) equity program with four sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. We completed $150.0 million of issuances under such ATM program on May 21, 2015. On May 27, 2015, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2020, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2020, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the active ATM equity program.

In June 2019, we issued and sold 10,925,000 shares of common stock in an underwritten public offering. The shares of common stock that we issued and sold included the full exercise of the underwriters' option to purchase 1,425,000 additional shares. We received net proceeds of approximately $472.6 million, after deducting underwriting discounts, commissions and offering expenses.

Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2020. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2020, 2019 and 2018:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2018	$0.27	January 1, 2018 to March 31, 2018	March 19, 2018
Second Quarter 2018	$0.27	April 1, 2018 to June 30, 2018	June 28, 2018
Third Quarter 2018	$0.27	July 1, 2018 to September 30, 2018	September 27, 2018
Fourth Quarter 2018	$0.28	October 1, 2018 to December 31, 2018	December 27, 2018
First Quarter 2019	$0.28	January 1, 2019 to March 31, 2019	March 28, 2019
Second Quarter 2019	$0.28	April 1, 2019 to June 30, 2019	June 27, 2019
Third Quarter 2019	$0.28	July 1, 2019 to September 30, 2019	September 26, 2019
Fourth Quarter 2019	$0.30	October 1, 2019 to December 31, 2019	December 26, 2019
First Quarter 2020	$0.30	January 1, 2020 to March 31, 2020	March 26, 2020
Second Quarter 2020	$0.20	April 1, 2020 to June 30, 2020	June 25, 2020
Third Quarter 2020	$0.25	July 1, 2020 to September 30, 2020	September 24, 2020
Fourth Quarter 2020	$0.25	October 1, 2020 to December 31, 2020	December 24, 2020

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

	Year Ended December 31,
	2020		2019		2018
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.66	66.0%	$1.09	95.6%	$1.05	96.3%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.34	34.0%	0.05	4.4%	0.04	3.7%
Total	$1.00	100.0%	$1.14	100.0%	$1.09	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan (the "2011 Plan"), which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. In June 2020, at the annual shareholder meeting, the shareholders approved the Amended and Restated 2011 Equity Incentive Award Plan ("Amended and Restated 2011 Plan"). An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the Amended and Restated 2011 Plan, and as of December 31, 2020, 2,477,277 shares of common stock remain available for future issuance.
The following shares of restricted common stock have been issued as of December 31, 2020:

Grant	Fair Value at Grant Date	Number
June 12, 2018 (1)	$37.58	5,320
December 6, 2018 (2)	$25.68 - $28.18	199,790
June 11, 2019 (1)	$45.35	4,412
December 9, 2019 (3)	$28.06 - $30.97	168,596
June 9, 2020 (1)	$33.29	6,008
December 4, 2020 (4)	$19.02 - $20.83	311,566
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
(4)    Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2021, 2022 and 2023, subject to the employee's continued employment on those dates.
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

The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2020:

	2020
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	345,156	$28.75
Granted	317,574	20.20
Vested	(75,687)	28.46
Forfeited	(95,086)	27.49
Balance at end of year	491,957	$23.53
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $6.3 million, $4.5 million and $3.0 million in noncash compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively, each of which is included in general and administrative expense on the statement of income. Unrecognized compensation expense was $8.4 million at December 31, 2020, which will be recognized over a weighted-average period of 1.6 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2020, 2019 and 2018, we had a weighted average of approximately 357,048 shares, 330,197 shares and 271,905 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2020, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
    The calculation of diluted earnings per unit for the year ended December 31, 2020, 2019 and 2018 does not include 357,048, 330,197, and 271,905 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.

The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
NUMERATOR
Net income	$35,588	$60,188	$27,202
Less: Net income attributable to restricted shares	(383)	(381)	(311)
Less: Income attributable to unitholders in the Operating Partnership	(7,545)	(14,089)	(7,205)
Net income attributable to common stockholders—basic	$27,660	$45,718	$19,686
Income attributable to American Assets Trust, Inc. common stockholders—basic	$27,660	$45,718	$19,686
Plus: Income attributable to unitholders in the Operating Partnership	7,545	14,089	7,205
Net income attributable to common stockholders—diluted	$35,205	$59,807	$26,891
DENOMINATOR
Weighted average common shares outstanding—basic	59,806,309	54,110,949	46,950,812
Effect of dilutive securities—conversion of Operating Partnership units	16,313,454	16,675,183	17,185,747
Weighted average common shares outstanding—diluted	76,119,763	70,786,132	64,136,559

Earnings per common share, basic	$0.46	$0.84	$0.42

Earnings per common share, diluted	$0.46	$0.84	$0.42

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
A deferred tax liability is included in our consolidated balance sheets of $0.6 million and $0.3 million as of December 31, 2020 and 2019, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of income is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(542)	$48	$60
State	412	625	465
Deferred:
Federal	$(80)	$237	$(6)
State	201	(91)	(192)
Provision for income taxes (benefit)	$(9)	$819	$327

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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $5.5 million based on operating performance through December 31, 2020.

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
As of December 31, 2020, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties, representing 45.1% of our total revenue for the year ended December 31, 2020, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 8.2% of total revenues for the year ended December 31, 2020.
Tenants in the retail industry accounted for 25.6% and 29.3% of total revenues for the years December 31, 2020 and 2019, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 9.1% and 10.0% of total revenues for the years ended December 31, 2020 and 2019, respectively.
Tenants in the office industry accounted for 51.5% and 39.5% of total revenues for the years December 31, 2020 and 2019, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
For the years ended December 31, 2020 and 2019, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2020, Google LLC at The Landmark at One Market accounted for 10.0% of total annualized base rent. Four other tenants (LPL Holdings, Inc., Autodesk, Inc., Smartsheet, Inc., and VMware, Inc.) comprise 17.6% of our total annualized base rent at December 31, 2020, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2020 for our office properties, retail properties and the retail portion of our mixed-use property.
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
At December 31, 2020, our retail, office and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2020, we had approximately 816 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California and Portland, Oregon, and we had 1,722 leases with residential tenants at December 31, 2020, excluding Santa Fe Park RV Resort.
As of December 31, 2020, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2021	$222,357
2022	210,536
2023	192,702
2024	163,025
2025	142,446
Thereafter	435,100
Total	$1,366,166
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

Current annual payments under the operating leases are as follows, as of December 31, 2020 (in thousands):

Year Ending December 31,
2021	$3,215
2022	3,232
2023	3,328
2024	3,428
2025	3,531
Thereafter	19,710
Total lease payments	$36,444
Imputed interest	$(6,384)
Present value of lease liability	$30,060

Lease costs under the operating leases are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$3,902	$3,334
Variable lease cost	—	—
Sublease income	(4,297)	(3,098)
Total lease (income) cost	$(395)	$236

Weighted-average remaining lease term - operating leases (in years)	10.2
Weighted-average discount rate - operating leases	3.22%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Year Ended December 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,422	$3,347
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$27,321	$7,661

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

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Minimum rents
Office	$170,853	$136,118	$95,081
Retail	82,176	99,601	77,147
Multifamily	47,071	47,448	46,897
Mixed-Use	7,302	15,702	11,019
Cost reimbursement	—	—	34,584
Percentage rent	3,516	2,476	3,149
Hotel revenue	17,209	40,297	40,049
Other	2,185	2,223	1,611
Total rental income	$330,312	$343,865	$309,537
Minimum rents include $18.9 million, $3.2 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.9 million, $3.8 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental operating	$38,194	$38,331	$37,322
Hotel operating	13,691	24,522	24,030
Repairs and maintenance	17,813	17,035	13,486
Marketing	2,023	2,538	2,108
Rent	3,955	3,372	3,216
Hawaii excise tax	2,479	4,160	4,333
Management fees	1,023	2,009	1,987
Total rental expenses	$79,178	$91,967	$86,482

NOTE 15. OTHER INCOME (EXPENSE)
The principal components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest and investment income	$436	$696	$238
Income tax benefit (expense)	9	(819)	(327)
Other non-operating income	2	1	4
Total other income (expense)	$447	$(122)	$(85)

NOTE 16. RELATED PARTY TRANSACTIONS
At Torrey Reserve Campus, we previously leased space to ICW, an entity owned and controlled by Ernest Rady. Rental revenue recognized on the leases of $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in rental income on the consolidated statements of comprehensive income..

During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Mr. Rady, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. Rental revenue recognized on the leases of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in rental income on the consolidated statements of comprehensive income.

During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents are expected to begin in January 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million.

At Torrey Reserve Campus, we lease space to EDisability, LLC, an entity majority owned and controlled by Ernest Rady. During the fourth quarter of 2020, we entered into a lease termination agreement with EDisability, LLC and entered into a new lease agreement for office space at Torrey Reserve Campus. Rents under the new lease agreement are expected to commence June 1, 2021 for an initial three years at an average rental rate of $0.1 million. Rent revenue recognized on the lease of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in rental income on the consolidated statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Ernest Rady. For the years ending December 31, 2020, 2019 and 2018, we incurred approximately $0.0 million, $0.2 million and $0.1 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2020, Mr. Rady and his affiliates owned approximately 13.4% of our outstanding common stock and 19.5% of our outstanding common units, which together represent an approximate 33% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.0 million, $1.1 million and $1.1 million were made for the years ended December 31, 2020, 2019 and 2018, respectively, and included in rental expenses on the statements of income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Office
Property revenue	177,554	144,683	112,362
Property expense	(47,424)	(42,234)	(33,860)
Segment profit	130,130	102,449	78,502
Total Retail
Property revenue	$88,280	$107,604	$105,552
Property expense	(27,374)	(30,633)	(30,078)
Segment profit	60,906	76,971	75,474
Total Multifamily
Property revenue	50,327	51,066	50,627
Property expense	(22,074)	(20,863)	(20,441)
Segment profit	28,253	30,203	30,186
Total Mixed-Use
Property revenue	28,412	63,388	62,326
Property expense	(24,247)	(38,250)	(37,076)
Segment profit	4,165	25,138	25,250
Total segments’ profit	$223,454	$234,761	$209,412
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total segments' profit	$223,454	$234,761	$209,412
General and administrative	(26,581)	(24,871)	(22,784)
Depreciation and amortization	(108,292)	(96,205)	(107,093)
Interest expense	(53,440)	(54,008)	(52,248)
Gain on sale of real estate	—	633	—
Other income (expense), net	447	(122)	(85)
Net income	35,588	60,188	27,202
Net income attributable to restricted shares	(383)	(381)	(311)
Net income attributable to unitholders in the Operating Partnership	(7,545)	(14,089)	(7,205)
Net income attributable to American Assets Trust, Inc. stockholders	$27,660	$45,718	$19,686

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2020	December 31, 2019
Net real estate
Office	$1,317,107	$1,317,854
Retail	607,918	624,912
Multifamily	389,804	401,152
Mixed-Use	177,905	179,557
	$2,492,734	$2,523,475
Secured Notes Payable (1)
Office	$111,000	$127,768
Retail	—	34,235
	$111,000	$162,003
Capital Expenditures (2)
Office	$52,882	$64,549
Retail	8,596	22,844
Multifamily	3,897	3,711
Mixed-Use	3,702	8,490
	$69,077	$99,594

(1)Excludes unamortized debt issuance costs of $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively.
(2)Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2020 and 2019 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$81,347	$84,374	$82,109	$96,743
Operating income	16,415	20,323	22,995	28,848
Net income	3,788	6,490	9,826	15,484
Net income attributable to restricted shares	(123)	(87)	(69)	(104)
Net income loss attributable to unitholders in the Operating Partnership	(767)	(1,365)	(2,101)	(3,312)
Net income attributable to American Assets Trust, Inc. stockholders	$2,898	$5,038	$7,656	$12,068
Net income per share attributable to common stockholders - basic and diluted	$0.05	$0.08	$0.13	$0.20

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$98,947	$98,362	$84,113	$85,319
Operating income	29,993	30,384	24,487	28,821
Net income (loss)	16,485	16,519	11,941	15,243
Net (income) loss attributable to restricted shares	(104)	(92)	(92)	(93)
Net (income) loss attributable to unitholders in the Operating Partnership	(3,536)	(3,565)	(2,933)	(4,055)
Net income (loss) attributable to American Assets Trust, Inc. stockholders	$12,845	$12,862	$8,916	$11,095
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.22	$0.22	$0.18	$0.24

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2020 and 2019 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$81,347	$84,374	$82,109	$96,743
Operating income	16,415	20,323	22,995	28,848
Net income	3,788	6,490	9,826	15,484
Net income attributable to restricted shares	(123)	(87)	(69)	(104)
Net income attributable to American Assets Trust, L.P. unit holders	$3,665	$6,403	$9,757	$15,380
Net income per unit attributable to unit holders - basic and diluted	$0.05	$0.08	$0.13	$0.20

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$98,947	$98,362	$84,113	$85,319
Operating income	29,993	30,384	24,487	28,821
Net income (loss)	16,485	16,519	11,941	15,243
Net (income) loss attributable to restricted shares	(104)	(92)	(92)	(93)
Net income (loss) attributable to American Assets Trust, L.P. unit holders	$16,381	$16,427	$11,849	$15,150
Net income per unit attributable to common unit holders - basic and diluted	$0.22	$0.22	$0.18	$0.24

NOTE 19. SUBSEQUENT EVENTS

On January 26, 2021, we issued $500 million of fixed rate senior unsecured notes that mature on February 1, 2031 and bear interest at 3.375% per annum. The notes were priced at 98.935% of the principal amount with a yield to maturity of 3.502%. The net proceeds from the note offering after net issuance discount, underwriting fees, and other costs were approximately $489.9 million, which were primarily used to prepay our $150 million Senior Guaranteed Notes, Series A, with a prepayment penalty of approximately $3.9 million, on January 26, 2021, repay our $100 million outstanding balance under Revolver Loan on January 26, 2021, fund the development of the La Jolla Commons III office building and for general corporate purposes.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2020	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2020		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$18,227	$26,816	$127,101	$(64,168)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	13,074	4,200	13,074	(9,006)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	38,934	31,034	95,594	(47,365)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	35,136	27,117	123,001	(70,136)	1967/1984/2006	4/8/2004	35 years
Gateway Marketplace	—	17,363	21,644	1,239	17,363	22,883	(2,889)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	212	8,239	12,565	(3,190)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	28,529	597	27,932	(6,356)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	13,767	8,620	25,029	(17,927)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	144	14,006	10,948	(4,989)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	—	40,980	38,842	4,287	40,980	43,129	(13,754)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	12,513	4,401	12,513	(8,009)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	42,934	70,643	154,742	(66,820)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	53,599	25,135	244,597	(62,613)	1987	8/21/2012	40 years
First & Main	—	14,697	109,739	5,933	14,697	115,672	(34,125)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	27,900	34,575	169,096	(40,885)	1917/2000	6/30/2010	40 years
Lloyd District Portfolio	—	18,660	61,401	101,072	11,845	169,288	(43,017)	1940-2015	7/1/2011	40 years
One Beach Street	—	15,332	18,017	4,192	15,332	22,209	(6,284)	1924/1972/1987/1992	1/24/2012	40 years
Solana Beach Corporate Centre:
Solana Beach Corporate Centre I-II	—	7,111	17,100	7,514	7,111	24,614	(7,623)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre III-IV	—	7,298	27,887	5,678	7,298	33,565	(9,616)	1982/2005	1/19/2011	40 years
Solana Beach Corporate Centre Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	56,586	5,408	55,273	(20,723)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	—	3,263	—	26,645	4,309	25,599	(12,808)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	40,066	4,226	39,125	(16,498)	1996-1997	6/6/1989	40 years
Pacific VC	—	1,413	—	10,521	2,148	9,786	(5,651)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,941	911	1,745	(984)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	8,012	682	7,330	(2,081)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	4,012	1,017	2,995	(518)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	16,138	2,188	13,950	(2,770)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	49,668	5,050	47,432	(3,346)	2018	5/9/1997	40 years
La Jolla Commons
La Jolla Commons I-II	—	62,312	393,662	2,407	62,312	396,069	(21,227)	2008-2014	6/20/2019	40 years
La Jolla Commons Land	—	20,446	—	4,294	20,446	4,294	—	N/A	6/20/2019	N/A
Imperial Beach Gardens	—	1,281	4,820	5,445	1,281	10,265	(8,425)	1959/2008	7/31/1985	30 years
Loma Palisades	—	14,000	16,570	29,900	14,052	46,418	(30,582)	1958/2001-2008	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	1,731	2,744	6,271	(3,949)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	1,263	401	2,191	(1,562)	1971/2007-2008	6/1/1979	30 years
Pacific Ridge Apartments	—	47,971	178,497	2,062	47,971	180,559	(24,598)	2013	4/28/2017	30 years

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2020	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2020		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Hassalo on Eighth - Multifamily	—	—	—	178,397	6,219	172,178	(31,629)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	428	45,995	75,371	(22,940)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	13,886	30,640	73,915	(25,077)	2008/2020	1/19/2011	35 years
	$111,000	$593,583	$1,784,945	$868,346	$628,556	$2,618,318	$(754,140)
(1) For Federal tax purposes, the aggregate tax basis is approximately $2.3 billion as of December 31, 2020.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Real estate assets
Balance, beginning of period	$3,188,697	2,630,191	2,614,138
Additions:
Property acquisitions	—	476,421	—
Improvements	64,997	101,285	62,790
Deductions:
Cost of Real Estate Sold	—	(8,845)	—
Other (1)	(6,820)	(10,355)	(46,737)
Balance, end of period	$3,246,874	$3,188,697	$2,630,191
Accumulated depreciation
Balance, beginning of period	$665,222	$590,338	$537,431
Additions—depreciation	95,738	85,428	99,644
Deductions:
Cost of Real Estate Sold	—	(189)	—
Other (1)	(6,820)	(10,355)	(46,737)
Balance, end of period	$754,140	$665,222	$590,338

(1)Other deductions for the years ended December 31, 2020, 2019 and 2018 represent the write-off of fully depreciated assets.