Form 10-Q
period 2021-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2021-04-30
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
3420 Carmel Mountain Road, Suite 100
San Diego, California 92121
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

American Assets Trust, Inc. had 60,472,286 shares of common stock, par value $0.01 per share, outstanding as of April 30, 2021.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2021 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2021, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.3% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

There are certain differences between American Assets Trust, Inc. and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between American Assets Trust, Inc. and the Operating Partnership in the context of how American Assets Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. American Assets Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, American Assets Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. American Assets Trust, Inc. itself does not hold any indebtedness. The Operating Partnership holds substantially all the assets of the company, directly or indirectly holds the ownership interests in the company’s real estate ventures, conducts the operations of the business and is structured as a partnership with no publicly-traded equity. Except for net proceeds from public equity issuances by American Assets Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of operating partnership units.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,164,594	$3,155,280
Construction in progress	93,001	91,047
Held for development	547	547
	3,258,142	3,246,874
Accumulated depreciation	(776,825)	(754,140)
Real estate, net	2,481,317	2,492,734
Cash and cash equivalents	380,434	137,333
Restricted cash	1,716	1,716
Accounts receivable, net	6,031	6,938
Deferred rent receivables, net	76,690	72,476
Other assets, net	103,158	106,112
TOTAL ASSETS	$3,049,346	$2,817,309
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,934	$110,923
Unsecured notes payable, net	1,536,890	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	71,226	59,262
Security deposits payable	6,629	6,590
Other liabilities and deferred credits, net	88,228	91,300
Total liabilities	1,813,907	1,563,903
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,472,286 and 60,476,292 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	605	605
Additional paid-in capital	1,447,128	1,445,644
Accumulated dividends in excess of net income	(192,098)	(176,560)
Accumulated other comprehensive income	1,964	1,753
Total American Assets Trust, Inc. stockholders’ equity	1,257,599	1,271,442
Noncontrolling interests	(22,160)	(18,036)
Total equity	1,235,439	1,253,406
TOTAL LIABILITIES AND EQUITY	$3,049,346	$2,817,309
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2021	2020
REVENUE:
Rental income	$81,130	$92,070
Other property income	2,856	4,673
Total revenue	83,986	96,743
EXPENSES:
Rental expenses	18,246	22,568
Real estate taxes	11,354	11,045
General and administrative	6,823	6,820
Depreciation and amortization	27,501	27,462
Total operating expenses	63,924	67,895
OPERATING INCOME	20,062	28,848
Interest expense	(14,005)	(13,472)
Early extinguishment of debt	(4,271)	—
Other (expense) income, net	(53)	108
NET INCOME	1,733	15,484
Net income attributable to restricted shares	(137)	(104)
Net income attributable to unitholders in the Operating Partnership	(339)	(3,312)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$1,257	$12,068

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.02	$0.20
Weighted average shares of common stock outstanding - basic	59,984,335	59,723,072

Earnings per common share, diluted	$0.02	$0.20
Weighted average shares of common stock outstanding - diluted	76,165,872	76,113,620

DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.30

COMPREHENSIVE INCOME
Net income	$1,733	$15,484
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	747	(6,115)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(333)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	(193)	—
Comprehensive income	2,012	9,036
Comprehensive income attributable to non-controlling interests	(407)	(1,941)
Comprehensive income attributable to American Assets Trust, Inc.	$1,605	$7,095
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	$1,253,406
Net income	—	—	—	1,394	—	339	1,733
Forfeiture of restricted stock	(4,006)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,932)	—	(4,531)	(21,463)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive gain - change in value of interest rate swaps	—	—	—	—	579	168	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	—	$—	$—	$—	$(152)	$(41)	(193)
Balance at March 31, 2021	60,472,286	$605	$1,447,128	$(192,098)	$1,964	$(22,160)	$1,235,439

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	$1,293,672
Net income	—	—	—	12,172	—	3,312	15,484
Dividends declared and paid	—	—	—	(18,020)	—	(4,917)	(22,937)
Stock-based compensation	—	—	1,250	—	—	—	1,250
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(4,816)	(1,299)	(6,115)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(72)	(333)
Balance at March 31, 2020	60,068,228	$601	$1,453,264	$(150,226)	$603	$(23,221)	$1,281,021

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$1,733	$15,484
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(6,292)	(3,762)
Depreciation and amortization	27,501	27,462
Amortization of debt issuance costs and debt discounts	577	374
Early extinguishment of debt	4,271	—
Provision for uncollectable rental income	3,213	370
Stock-based compensation expense	1,484	1,250
Other noncash interest expense	(275)	(333)
Other, net	32	(3,940)
Changes in operating assets and liabilities
Change in accounts receivable	(1,841)	3,632
Change in other assets	651	616
Change in accounts payable and accrued expenses	11,098	4,435
Change in security deposits payable	39	30
Change in other liabilities and deferred credits	314	(257)
Net cash provided by operating activities	42,505	45,361
INVESTING ACTIVITIES
Capital expenditures	(11,372)	(20,531)
Leasing commissions	(844)	(3,394)
Net cash used in investing activities	(12,216)	(23,925)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)
Repayment of unsecured line of credit	(100,000)	—
Proceeds from unsecured notes payable	494,675	—
Repayment of unsecured notes payable	(155,375)	—
Debt issuance costs	(5,025)	—
Proceeds from issuance of common stock, net	—	(119)
Dividends paid to common stock and unitholders	(21,463)	(22,937)
Net cash provided by (used in) financing activities	212,812	(74,059)
Net increase (decrease) in cash and cash equivalents	243,101	(52,623)
Cash, cash equivalents and restricted cash, beginning of period	139,049	109,451
Cash, cash equivalents and restricted cash, end of period	$382,150	$56,828

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	380,434	52,371
Restricted cash	1,716	4,457
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$382,150	$56,828
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,164,594	$3,155,280
Construction in progress	93,001	91,047
Held for development	547	547
	3,258,142	3,246,874
Accumulated depreciation	(776,825)	(754,140)
Real estate, net	2,481,317	2,492,734
Cash and cash equivalents	380,434	137,333
Restricted cash	1,716	1,716
Accounts receivable, net	6,031	6,938
Deferred rent receivables, net	76,690	72,476
Other assets, net	103,158	106,112
TOTAL ASSETS	$3,049,346	$2,817,309
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,934	$110,923
Unsecured notes payable, net	1,536,890	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	71,226	59,262
Security deposits payable	6,629	6,590
Other liabilities and deferred credits, net	88,228	91,300
Total liabilities	1,813,907	1,563,903
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	(23,212)	(19,020)
General partner's capital, 60,472,286 and 60,476,292 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,255,635	1,269,689
Accumulated other comprehensive income	3,016	2,737
Total capital	1,235,439	1,253,406
TOTAL LIABILITIES AND CAPITAL	$3,049,346	$2,817,309

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2021	2020
REVENUE:
Rental income	$81,130	$92,070
Other property income	2,856	4,673
Total revenue	83,986	96,743
EXPENSES:
Rental expenses	18,246	22,568
Real estate taxes	11,354	11,045
General and administrative	6,823	6,820
Depreciation and amortization	27,501	27,462
Total operating expenses	63,924	67,895
OPERATING INCOME	20,062	28,848
Interest expense	(14,005)	(13,472)
Early extinguishment of debt	(4,271)	—
Other (expense) income, net	(53)	108
NET INCOME	1,733	15,484
Net income attributable to restricted shares	(137)	(104)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$1,596	$15,380

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.02	$0.20
Weighted average units outstanding - basic	76,165,872	76,113,620

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.02	$0.20
Weighted average units outstanding - diluted	76,165,872	76,113,620

DISTRIBUTIONS PER UNIT	$0.28	$0.30

COMPREHENSIVE INCOME
Net income	$1,733	$15,484
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	747	(6,115)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(333)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	(193)	—
Comprehensive income	2,012	9,036
Comprehensive income attributable to Limited Partners	(407)	(1,941)
Comprehensive income attributable to General Partner	$1,605	$7,095

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406
Net income	—	339	—	1,394	—	1,733
Forfeiture of restricted units	—	—	(4,006)	—	—	—
Distributions	—	(4,531)	—	(16,932)	—	(21,463)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive gain - change in value of interest rate swap	—	—	—	—	747	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Reclassification of amortization of forward-starting swap included in early extinguishment of debt	—	—	—	—	(193)	(193)
Balance at March 31, 2021	16,181,537	$(23,212)	60,472,286	$1,255,635	$3,016	$1,235,439

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672
Net income	—	3,312	—	12,172	—	15,484
Distributions	—	(4,917)	—	(18,020)	—	(22,937)
Stock-based compensation	—	—	—	1,250	—	1,250
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(6,115)	(6,115)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(333)	(333)
Balance at March 31, 2020	16,390,548	$(23,886)	60,068,228	$1,303,639	$1,268	$1,281,021

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$1,733	$15,484
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(6,292)	(3,762)
Depreciation and amortization	27,501	27,462
Amortization of debt issuance costs and debt discounts	577	374
Early extinguishment of debt	4,271	—
Provision for uncollectable rental income	3,213	370
Stock-based compensation expense	1,484	1,250
Other noncash interest expense	(275)	(333)
Other, net	32	(3,940)
Changes in operating assets and liabilities
Change in accounts receivable	(1,841)	3,632
Change in other assets	651	616
Change in accounts payable and accrued expenses	11,098	4,435
Change in security deposits payable	39	30
Change in other liabilities and deferred credits	314	(257)
Net cash provided by operating activities	42,505	45,361
INVESTING ACTIVITIES
Capital expenditures	(11,372)	(20,531)
Leasing commissions	(844)	(3,394)
Net cash used in investing activities	(12,216)	(23,925)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)
Repayment of unsecured line of credit	(100,000)	—
Proceeds from unsecured notes payable	494,675	—
Repayment of unsecured notes payable	(155,375)	—
Debt issuance costs	(5,025)	—
Contributions from American Assets Trust, Inc.	—	(119)
Distributions	(21,463)	(22,937)
Net cash provided by (used in) financing activities	212,812	(74,059)
Net increase (decrease) in cash and cash equivalents	243,101	(52,623)
Cash, cash equivalents and restricted cash, beginning of period	139,049	109,451
Cash, cash equivalents and restricted cash, end of period	$382,150	$56,828

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$380,434	$52,371
Restricted cash	1,716	4,457
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$382,150	$56,828
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2021
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
We are a full service, vertically integrated, and self-administered REIT with approximately 190 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2021, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2021, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
La Jolla Commons	One Beach Street
Torrey Reserve Campus	First & Main
Torrey Point	Lloyd Portfolio
Solana Crossing (formerly Solana Beach Corporate Centre)	City Center Bellevue
The Landmark at One Market

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
Imperial Beach Gardens
Mariner's Point
Santa Fe Park RV Resort
Pacific Ridge Apartments

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and/or Construction in Progress
La Jolla Commons – Land
Solana Crossing – Land
Lloyd Portfolio – Construction in Progress

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
The Company follows the Financial Accounting Standards Board (the "FASB") guidance for determining whether an entity is a variable interest entity (“VIE”) and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. American Assets Trust, Inc. has concluded that the Operating Partnership is a VIE, and because American Assets Trust, Inc. has both the power and the rights to control the Operating Partnership, American Assets Trust, Inc. is the primary beneficiary and is required to continue to consolidate the Operating Partnership.Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE.
All intercompany transactions and balances are eliminated in consolidation.
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2020.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Total interest costs incurred	$14,564	$13,736
Interest capitalized	$559	$264
Interest expense	$14,005	$13,472
Cash paid for interest, net of amounts capitalized	$13,069	$15,043
Cash paid for income taxes	$71	$51
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$7,109	$16,541
Accrued leasing commissions	$631	$2,083

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to our significant accounting policies during the three months ended March 31, 2021.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, including the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. The provision for doubtful accounts at March 31, 2021 and December 31, 2020 was approximately $12.2 million and $10.0 million, respectively.
Rent Concessions – COVID-19
During the first quarter of 2021, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). As of March 31, 2021, we have entered into lease modifications that resulted in adjustments (including rent deferrals and other monetary lease concessions) due to the impact of the COVID-19 pandemic of approximately $1.2 million or 2% of the rent originally contracted for the three months ended March 31, 2021. For the first quarter of 2021, we collected approximately $0.7 million or 88% of the deferred rent repayments due during the period.
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, is generally only available through December 31, 2022. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.
NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
In-place leases	$60,447	$60,965
Accumulated amortization	(35,324)	(34,758)
Above market leases	4,665	5,389
Accumulated amortization	(4,551)	(5,268)
Acquired lease intangible assets, net	$25,237	$26,328
Below market leases	$56,666	$56,677
Accumulated accretion	(35,993)	(35,219)
Acquired lease intangible liabilities, net	$20,673	$21,458

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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,158	$—	$2,158	$—	$2,059	$—	$2,059
Interest rate swap liability	$—	$3,784	$—	$3,784	$—	$4,531	$—	$4,531
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 2.7% to 3.9%.
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

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,934	$113,364	$110,923	$114,074
Unsecured term loans, net	$249,338	$250,000	$249,233	$250,000
Unsecured senior guaranteed notes, net	$797,645	$827,895	$947,444	$1,017,378
Senior unsecured notes, net	$489,907	$493,790	$—	$—
Unsecured line of credit, net	$—	$—	$99,151	$100,000

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
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2021 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(2,533)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(1,251)
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate that $1.1 million will be reclassified as a decrease to interest expense.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasing commissions, net of accumulated amortization of $36,529 and $35,167, respectively	$37,385	$38,173
Acquired above market leases, net	114	121
Acquired in-place leases, net	25,123	26,207
Lease incentives, net of accumulated amortization of $862 and $802, respectively	934	994
Other intangible assets, net of accumulated amortization of $1,277 and $1,213, respectively	2,486	2,565
Debt issuance costs, net of accumulated amortization of $1,324 and $0, respectively	746	—
Right-of-use lease asset, net	28,583	29,350
Prepaid expenses and other	7,787	8,702
Total other assets	$103,158	$106,112

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Acquired below market leases, net	$20,673	$21,458
Prepaid rent and deferred revenue	14,371	14,518
Interest rate swap liability	3,784	4,531
Deferred rent expense and lease intangible	13	16
Deferred compensation	2,158	2,059
Deferred tax liability	570	570
Straight-line rent liability	17,156	18,049
Lease liability	29,471	30,060
Other liabilities	32	39
Total other liabilities and deferred credits, net	$88,228	$91,300
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) amended and restated credit facility, (ii) term loans, (iii) senior guaranteed notes, and (iv) senior unsecured notes. Additionally, American Assets Trust, Inc. has provided a carve-out guarantee on the property-level mortgage debt at City Center Bellevue.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of March 31, 2021 and December 31, 2020 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2021	December 31, 2020	as of March 31, 2021
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	111,000	111,000
Debt issuance costs, net of accumulated amortization of $355 and $345, respectively	(66)	(77)
Total Secured Notes Payable Outstanding	$110,934	$110,923

(1)Interest only.
Certain loans require us to comply with various financial covenants. As of March 31, 2021, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2021 and December 31, 2020 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2021	December 31, 2020	as of March 31, 2021
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2022
Senior Guaranteed Notes, Series A (2)	—	150,000	4.04%	(3)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(6)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(7)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(8)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(9)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	—	3.38%		February 1, 2031
	1,550,000	1,200,000
Debt discount and issuance costs, net of accumulated amortization of $9,463 and $8,856, respectively	(13,110)	(3,323)
Total Unsecured Notes Payable	$1,536,890	$1,196,677

(1)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan A at approximately 4.13% through the interest rate swap maturity date of January 9, 2021, subject to adjustments based on our consolidated leverage ratio. Subsequent to January 9, 2021, the interest rate associated with Term Loan A will be variable as described below.
(2)Notes prepaid in full, with make-whole penalty thereon of approximately $3.9 million, on January 26, 2021.
(3)The Operating Partnership entered into a one-month forward-starting seven years swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million. The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum. On January 26, 2021, we prepaid the entirety of the Senior Guaranteed Notes, Seres A with make-whole premium thereon.
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
(5)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan C at approximately 3.14% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan C is approximately 2.74%, subject to adjustments based on our consolidated leverage ratio.
(6)The Operating Partnership entered into a treasury lock contract on May 31, 2017, which was settled on June 23, 2017 at a loss of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.85% per annum.
(7)The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. Each of the forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.87% per annum.
(8)The Operating Partnership entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 4.18% per annum.
(9)The Operating Partnership entered into a treasury lock contract on June 20, 2019, which was settled on July 17, 2019 at a gain of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

On January 26, 2021, the Operating Partnership issued $500 million of senior unsecured notes (the "3.375% Senior Notes") that mature February 1, 2031 and bear interest at 3.375% per annum. The 3.375% Senior Notes were priced at 98.935% of the principal amount with a yield to maturity of 3.502%. The net proceeds of the 3.375% Senior Notes, after the issuance discount, underwriting fees, and other costs were approximately $489.7 million, which were primarily used to (i) prepay our $150 million Senior Guaranteed Notes, Series A, with a make-whole payment (as defined in the Note Purchase Agreement for the Series A Notes) thereon of approximately $3.9 million, on January 26, 2021, (ii) repay our $100 million then outstanding

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

balance under our Revolver Loan on January 26, 2021, (iii) fund the development of the La Jolla Commons III office building and (iv) for general corporate purposes.
Certain unsecured loans and notes require us to comply with various financial covenants. As of March 31, 2021, the Operating Partnership was in compliance with these financial covenants.

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

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At March 31, 2021, there were no amounts outstanding under the Revolver Loan and we had incurred approximately $0.7 million of debt issuance costs, net, which are recorded in other assets, net on the consolidated balance sheets.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the three months ended March 31, 2021, the weighted average interest rate on the Revolver Loan was 1.21%.
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
March 31, 2021
(Unaudited)

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
As of March 31, 2021, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.3% of the ownership interests in our Operating Partnership at March 31, 2021. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2021, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended March 31, 2021 and 2020 does not include the weighted average of 489,775 and 345,153 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2021, no shares of common stock were sold through the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2021, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program upon filing an updated prospectus supplement with the SEC. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2021:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2021	$0.28	January 1, 2021 to March 31, 2021	March 25, 2021
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
Stock-Based Compensation

We follow the FASB guidance related to stock-based compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer.  The guidance also defines a fair value-based method of accounting for an employee stock award or similar equity instrument.
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2021:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	491,957	$23.53
Granted	—	—
Vested	—	—
Forfeited	(4,006)	23.24
Nonvested at March 31, 2021	487,951	$23.54
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.5 million and $1.3 million in noncash compensation expense for the three months ended March 31, 2021 and 2020, respectively. Unrecognized compensation expense was $6.9 million at March 31, 2021.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 489,775 and 345,153 for the three months ended March 31, 2021 and 2020, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2021 and 2020, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
NUMERATOR
Net income	$1,733	$15,484
Less: Net income attributable to restricted shares	(137)	(104)
Less: Income from operations attributable to unitholders in the Operating Partnership	(339)	(3,312)
Net income attributable to common stockholders—basic	$1,257	$12,068
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$1,257	$12,068
Plus: Income from operations attributable to unitholders in the Operating Partnership	339	3,312
Net income attributable to common stockholders—diluted	$1,596	$15,380
DENOMINATOR
Weighted average common shares outstanding—basic	59,984,335	59,723,072
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,390,548
Weighted average common shares outstanding—diluted	76,165,872	76,113,620

Earnings per common share, basic	$0.02	$0.20
Earnings per common share, diluted	$0.02	$0.20

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
March 31, 2021
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
A deferred tax liability is included in the other liabilities and deferred credits, net on our consolidated balance sheets of $0.6 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2021, we recorded income tax expense of $0.1 million. For the three months ended March 31, 2020, we recorded income tax expense of $0.2 million.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $4.9 million based on operating performance through March 31, 2021.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 25.9% of total revenues for the three months ended March 31, 2021. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 52.9% of total revenues for the three months ended March 31, 2021. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2021 and 2020, no tenant accounted for more than 10% of our total rental revenue.
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
March 31, 2021
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
As of March 31, 2021, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2021 (nine months ending December 31, 2021)	$162,655
2022	215,710
2023	199,077
2024	168,525
2025	147,434
Thereafter	443,310
Total	$1,336,711

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
At Waikiki Beach Walk, we lease a portion of the building of which the tenant Quiksilver is currently in possession, under an operating lease effective through December 31, 2021.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

Current annual payments under the operating leases are as follows, as of March 31, 2021 (in thousands):

Year Ending December 31,
2021 (nine months ending December 31, 2021)	$2,350
2022	3,232
2023	3,328
2024	3,428
2025	3,531
Thereafter	19,710
Total lease payments	$35,579
Imputed interest	$(6,108)
Present value of lease liability	$29,471

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,132	$844
Variable lease cost	—	—
Sublease income	(1,194)	(868)
Total lease (income) cost	$(62)	$(24)

Weighted-average remaining lease term - operating leases (in years)	10.0
Weighted-average discount rate - operating leases	3.21%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$865	$846
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$22,188

Subleases
At the Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
At Waikiki Beach Walk, we (as sublandlord) sublease a portion of the building to the tenant Quiksilver under an operating lease effective through December 31, 2021.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease rental income
Office	$43,362	$42,213
Retail	20,853	24,955
Multifamily	11,752	11,967
Mixed-use	795	3,932
Percentage rent	526	301
Hotel revenue	3,271	8,125
Other	571	577
Total rental income	$81,130	$92,070
Lease rental income include $5.5 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income were $0.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental operating	$9,496	$9,882
Hotel operating	2,724	5,747
Repairs and maintenance	3,742	4,297
Marketing	393	507
Rent	1,152	853
Hawaii excise tax	532	865
Management fees	207	417
Total rental expenses	$18,246	$22,568

NOTE 14. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest and investment income	$74	$312
Income tax expense	(127)	(206)
Other non-operating income	—	2
Total other (expense) income, net	$(53)	$108

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our CEO, President, and Chairman of Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively, is included in rental income on the statements of comprehensive income.

During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million.
The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2021	2020
Total Office
Property revenue	$44,464	$44,509
Property expense	(11,364)	(11,793)
Segment profit	33,100	32,716
Total Retail
Property revenue	21,774	25,826
Property expense	(7,442)	(7,331)
Segment profit	14,332	18,495
Total Multifamily
Property revenue	12,552	12,825
Property expense	(5,491)	(5,510)
Segment profit	7,061	7,315
Total Mixed-Use
Property revenue	5,196	13,583
Property expense	(5,303)	(8,979)
Segment profit	(107)	4,604
Total segments’ profit	$54,386	$63,130
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2021	2020
Total segments’ profit	$54,386	$63,130
General and administrative	(6,823)	(6,820)
Depreciation and amortization	(27,501)	(27,462)
Interest expense	(14,005)	(13,472)
Early extinguishment of debt	(4,271)	—
Other income (expense), net	(53)	108
Net income	1,733	15,484
Net income attributable to restricted shares	(137)	(104)
Net income attributable to unitholders in the Operating Partnership	(339)	(3,312)
Net income attributable to American Assets Trust, Inc. stockholders	$1,257	$12,068

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2021
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2021	December 31, 2020
Net Real Estate
Office	$1,314,179	$1,317,107
Retail	603,522	607,918
Multifamily	387,106	389,804
Mixed-Use	176,510	177,905
	$2,481,317	$2,492,734
Secured Notes Payable (1)
Office	$111,000	$111,000
	$111,000	$111,000
(1)Excludes debt issuance costs of $0.1 million and $0.1 million for each of the periods ended March 31, 2021 and December 31, 2020, respectively.
Capital expenditures for each segment for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Capital Expenditures (1)
Office	$9,527	$18,200
Retail	1,722	3,558
Multifamily	963	1,284
Mixed-Use	4	883
	$12,216	$23,925
(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Currently, one of the most significant risk factors, is the potential adverse effect of the current COVID-19 pandemic on our financial condition, results of operations, cash flows and performance or that of, our tenants and guests, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us, our tenants and guests will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the COVID-19 pandemic) and the actions taken by government authorities and others related thereto, including the ability of our company, our properties and our tenants to operate;
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2020.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of March 31, 2021, our portfolio was comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of March 31, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of March 31, 2021. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020. We have not made any material changes to these policies during the periods covered by this report, other than those described in Footnote 1.

Same-store

We have provided certain information on a total portfolio, same-store and redevelopment same-store basis. Information provided on a same-store basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, properties under development, properties classified as held for development and properties classified as discontinued operations. Information provided on a redevelopment same-store basis includes the results of properties undergoing significant redevelopment for the entirety or portion of both periods being compared. Same-store and redevelopment same-store are considered by management to be important measures because they assist in eliminating disparities due to the development, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent performance measure for the comparison of the Company's stabilized and redevelopment properties, as applicable. Additionally, redevelopment same-store is considered by management to be an important measure because it assists in evaluating the timing of the start and stabilization of our redevelopment opportunities and the impact that these redevelopments have in enhancing our operating performance.
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

Below is a summary of our same-store composition for the three months ended March 31, 2021 and 2020.  For the three months ended March 31, 2021, La Jolla Commons was reclassified to same-store properties when compared to the designation for the three months ended March 31, 2020 as it was acquired on June 20, 2019 and is comparable for the three months ended March 31, 2021. One Beach Street is classified as a non-same-store property due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity previously disrupting the hotel portion of the properties operations. Waikele Center is classified as a non-same-store property due to significant redevelopment activity.

In our determination of same-store and redevelopment same-store properties for the three months ended March 31, 2021, Waikele Center and One Beach Street have been identified as same-store redevelopment properties due to significant redevelopment activity. Retail same-store net operating income decreased approximately 25.5% for the three months ended March 31, 2021 compared to the same period in 2020. Retail redevelopment same-store net operating income decreased approximately 22.5% for the three months ended March 31, 2021 compared to the same period in 2020. Office same-store net operating income increased 1.4% for the three months ended March 31, 2021 compared to the same period in 2020. Office redevelopment same-store net operating income increased 1.2% for the three months ended March 31, 2021 compared to the same period in 2020.

	Three Months Ended March 31,
	2021	2020
Same-Store	25	24
Non-Same-Store	3	4
Total Properties	28	28

Redevelopment Same-Store	27	26

Total Development Properties	3	3

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

We intend to opportunistically pursue the development of future phases of Lloyd Portfolio and La Jolla Commons and the redevelopment of One Beach Street based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, social distancing measures, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict when restrictions or social distancing measures currently in place will expire. Even after certain of such restrictions are lifted or reduced, the willingness of customers to visit certain of our tenants' businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. For the first quarter of 2021, we have collected to date approximately 99% of office rents, 84% of retail rents (including retail component of Waikiki Beach Walk) and 95% of multifamily rents that were due during the first quarter of 2021. During the first quarter of 2021, we received and executed a significant amount of rent deferment requests from various tenants, primarily within the retail segment, as a result of COVID-19. We are evaluating each tenant rent deferment request on an individual basis, considering a number of factors. Not all rent deferment requests will ultimately result in executed lease modification agreements. As of March 31, 2021, we have entered into lease modifications that resulted in adjustments (including rent deferrals and other monetary lease concessions) due to the impact of the COVID-19 pandemic for approximately $1.2 million or 2% of the rent originally contracted for the three months ended March 31, 2021. For the first quarter of 2021, we collected approximately $0.7 million or 88% of the deferred rent repayments due during the period.

We believe the company's financial condition and liquidity are currently strong. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company's future results, we believe our efficient business model and ongoing steps we have taken to strengthen our balance sheet has positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

We remain encouraged by our portfolio’s increasing rent collection percentages as well as the broader macroeconomic conditions related to the ongoing transition back to a fully opened economy. While we continue to monitor the COVID-19 vaccination response and economic initiatives undertaken by the new administration, we are hopeful that a continued reopening of the economy in 2021 will result in both job growth and an increase in gross domestic product as compared to 2020.

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
During the three months ended March 31, 2021, we signed 14 office leases for a total of 65,047 square feet of office space including 65,047 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of 2.3% and increase on a GAAP basis of 1.3%, respectively. New office leases for comparable spaces were signed for 5,333 square feet at an average rental rate increase on a cash and GAAP basis of 9.2% and 20.9%, respectively. Renewals for comparable office spaces were signed for 59,714 square feet at an average rental rate decrease on a cash and GAAP basis of 3.4% and 0.5%, respectively. Tenant improvements and incentives were $61.61 per square foot of office space for comparable new leases for the three months ended March 31, 2021, mainly due to tenants at Torrey Reserve Campus.

During the three months ended March 31, 2021, we signed 25 retail leases for a total of 59,274 square feet of retail space including 46,243 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis and GAAP basis of 7.8% and 5.0%, respectively. No new retail leases for comparable spaces were signed during the first quarter of 2021.

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

The leases signed in 2021 generally become effective over the following year, though some may not become effective until 2022 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

Through the remainder of 2021, we believe our leasing volume will be below our historical averages and result in overall decreases in rental income due to the COVID-19 pandemic. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $3.9 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

We capitalized external and internal costs related to other property improvements combined of $9.3 million and $20.8 million for the three months ended March 31, 2021 and 2020, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.6 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. We capitalized interest costs related to development activities of $0.6 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020
The following summarizes our consolidated results of operations for the three months ended March 31, 2021 compared to our consolidated results of operations for the three months ended March 31, 2020. As of March 31, 2021, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of March 31, 2020, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2021	2020
Revenues
Rental income	$81,130	$92,070	$(10,940)	(12)%
Other property income	2,856	4,673	(1,817)	(39)
Total property revenues	83,986	96,743	(12,757)	(13)
Expenses
Rental expenses	18,246	22,568	(4,322)	(19)
Real estate taxes	11,354	11,045	309	3
Total property expenses	29,600	33,613	(4,013)	(12)
Total property income	54,386	63,130	(8,744)	(14)
General and administrative	(6,823)	(6,820)	(3)	—
Depreciation and amortization	(27,501)	(27,462)	(39)	—
Interest expense	(14,005)	(13,472)	(533)	4
Early extinguishment of debt	(4,271)	—	(4,271)	—
Other (expense) income, net	(53)	108	(161)	(149)
Net income	1,733	15,484	(13,751)	(89)
Net income attributable to restricted shares	(137)	(104)	(33)	32
Net income attributable to unitholders in the Operating Partnership	(339)	(3,312)	2,973	(90)
Net income attributable to American Assets Trust, Inc. stockholders	$1,257	$12,068	$(10,811)	(90)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $12.8 million, or 13%, to $84.0 million for the three months ended March 31, 2021 compared to $96.7 million for the three months ended March 31, 2020. The percentage leased was as follows for each segment as of March 31, 2021 and 2020:

	Percentage Leased(1)
	March 31,
	2021	2020
Office	91.4%	94.3%
Retail	90.8%	95.2%
Multifamily	91.9%	93.0%
Mixed-Use (2)	88.2%	98.5%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2021 or 2020, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the decrease in lease termination fees and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $10.9 million, or 12%, to $81.1 million for the three months ended March 31, 2021 compared to $92.1 million for the three months ended March 31, 2020. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2021	2020			2021	2020
Office	$43,636	$42,513	$1,123	3	$43,418	$42,092	$1,326	3
Retail	21,484	25,291	(3,807)	(15)	17,483	21,241	(3,758)	(18)
Multifamily	11,815	12,014	(199)	(2)	11,815	12,014	(199)	(2)
Mixed-Use	4,195	12,252	(8,057)	(66)	—	—	—	—
	$81,130	$92,070	$(10,940)	(12)%	$72,716	$75,347	$(2,631)	(3)%

(1)For this table and tables following, the same-store portfolio excludes: (i) Waikele Center due to significant redevelopment activity; (ii) One Beach Street due to the renovation of the building; (iii) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (iv) land held for development.
Total office rental revenue increased $1.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to higher annualized base rents at La Jolla Commons, City Center Bellevue, Lloyd Portfolio, and Torrey Reserve Campus. The increase in total office rental revenue is partially offset by the decrease in rental revenue of approximately $0.2 million at One Beach Street due to expiration of leases to allow for the modernization of the property and the decrease in rental revenue at First & Main due to the reduction of leased space related to tenant extensions in 2020.
Total retail rental revenue decreased $3.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to approximately $2.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center and The Shops at Kalakaua. Additionally, the decrease in total retail rental revenue is also attributable to a decrease in expense recoveries and lease modifications providing rent concessions.
Multifamily revenue decreased $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the decrease in average occupancy to 89.3% for the three months ended March 31, 2021 compared to 92.6% for the three months ended March 31, 2020. The decrease in occupancy is primarily due to Hassalo on Eighth - Residential as the result of the significant impact of the COVID-19 pandemic and social unrest had on the Portland multifamily market. We expect this trend to reverse with the distribution of the COVID-19 vaccine, government restrictions being lifted and appropriate lease concessions being offered.
Total mixed-use rental revenue decreased $8.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy through hotel reservation cancellations and travel restrictions during the second and third quarters which led to a decrease in average occupancy and revenue per available room to 47.5% and $99 for the three months ended March 31, 2021, respectively, compared to 75.4% and $242 for three months ended March 31, 2020, respectively. The decrease in tourism and hotel occupancy in Oahu due to the COVID-19 pandemic is expected to substantially reduce rental revenue at the hotel portion of the mixed-use property through at least the first half of 2021. The decrease in total mixed-use rental revenue is also attributed to approximately $2.1 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and an increase in bad debt contra-revenue of approximately $0.2 million and straight-line rent of approximately $0.3 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income decreased $1.8 million, or 39%, to $2.9 million for the three months ended March 31, 2021 compared to $4.7 million for the three months ended March 31, 2020. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2021	2020			2021	2020
Office	$828	$1,996	$(1,168)	(59)	$803	$1,985	$(1,182)	(60)
Retail	290	535	(245)	(46)	122	359	(237)	(66)
Multifamily	737	811	(74)	(9)	737	811	(74)	(9)
Mixed-Use	1,001	1,331	(330)	(25)	—	—	—	—
	$2,856	$4,673	$(1,817)	(39)%	$1,662	$3,155	$(1,493)	(47)%
Office other property income decreased $1.2 million for the three months ended March 31, 2021 primarily due to the decrease in parking garage income at City Center Bellevue, Lloyd Portfolio, and First & Main as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter of 2020 caused a substantial portion of our tenants employees and their guests to continue to partially work from home during the period. Additionally, the decrease in office other property income was also attributable to a decrease in lease termination fees received at City Center Bellevue and a decrease in construction management fee income received at Lloyd Portfolio during the period.
Retail other property income decreased $0.2 million for the three months ended March 31, 2021 primarily due a decrease in lease termination fees received at Alamo Quarry Market during the period.
Multifamily other property income decreased by $0.1 million for the three months ended March 31, 2021 primarily due to the decrease in parking garage income at Hassalo on Eighth - Residential and late fees.
Mixed-use other property income decreased $0.3 million for the three months ended March 31, 2021 primarily due to the COVID-19 pandemic reducing tourism and hotel occupancy beginning in March 2020 which led to a decrease in excise tax and food & beverage revenue at the hotel portion of our mixed-use property. The decrease in tourism and hotel occupancy in Oahu due to the COVID-19 pandemic is expected to substantially reduce mixed-use other property income through at least the first half of 2021.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased $4.0 million, or 12%, to $29.6 million, for the three months ended March 31, 2021 compared to $33.6 million for the three months ended March 31, 2020.
Rental Expenses. Rental expenses decreased $4.3 million, or 19%, to $18.2 million for the three months ended March 31, 2021 compared to $22.6 million for the three months ended March 31, 2020. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2021	2020			2021	2020
Office	$6,682	$7,162	$(480)	(7)	$6,473	$6,942	$(469)	(7)
Retail	3,527	3,569	(42)	(1)	2,817	2,846	(29)	(1)
Multifamily	3,786	3,843	(57)	(1)	3,786	3,843	(57)	(1)
Mixed-Use	4,251	7,994	(3,743)	(47)	—	—	—	—
	$18,246	$22,568	$(4,322)	(19)%	$13,076	$13,631	$(555)	(4)%
Total office rental expenses decreased $0.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in utilities expense, janitorial services and supplies, and repairs and maintenance as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter of 2020 caused a substantial portion of our tenants' employees to continue to split working from home during the period. The decrease in total office rental expenses was partially offset by the increase in sublease expense related to the Annex Lease extension option exercised in March 2020 and insurance expense during the period.

Mixed-use rental expense decreased $3.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. The decrease in tourism and hotel occupancy in Oahu due to the COVID-19 pandemic is expected to substantially reduce rental expenses at the hotel portion of our mixed-use property through at least the first half of 2021. Additionally, the decrease in mixed-use rental expenses is also due to the decrease of general excise tax, repairs and maintenance, management fees, and utilities expenses at the retail portion of our mixed-use property during the period.
Real Estate Taxes. Real estate taxes increased $0.3 million, or 3%, to $11.4 million for the three months ended March 31, 2021 compared to $11.0 million for the three months ended March 31, 2020. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2021	2020			2021	2020
Office	$4,682	$4,631	$51	1	$4,624	$4,456	$168	4
Retail	3,915	3,762	153	4	3,081	3,035	46	2
Multifamily	1,705	1,667	38	2	1,705	1,667	38	2
Mixed-Use	1,052	985	67	7	—	—	—	—
	$11,354	$11,045	$309	3%	$9,410	$9,158	$252	3%
Same-store office real estate taxes increased $0.2 million compared to the three months ended March 31, 2020 primarily due to an increase in tax assessments at La Jolla Commons, The Landmark at One Market, First and Main, and Torrey Reserve Campus during the period.
Total retail real estate taxes increased $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in tax assessment at Waikele Center.
Property Operating Income
Property operating income decreased $8.7 million, or 14%, to $54.4 million for the three months ended March 31, 2021, compared to $63.1 million for the three months ended March 31, 2020. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2021	2020			2021	2020
Office	$33,100	$32,716	$384	1	$33,124	$32,679	$445	1
Retail	14,332	18,495	(4,163)	(23)	11,707	15,719	(4,012)	(26)
Multifamily	7,061	7,315	(254)	(3)	7,061	7,315	(254)	(3)
Mixed-Use	(107)	4,604	(4,711)	(102)	—	—	—	—
	$54,386	$63,130	$(8,744)	(14)%	$51,892	$55,713	$(3,821)	(7)%
Total office property operating income increased $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to higher annualized base rents at La Jolla Commons, City Center Bellevue, Lloyd Portfolio and Torrey Reserve Campus during the period. The increase in total office property operating income was partially offset by the decrease in rental revenue at One Beach Street due to the expiration of leases to allow for the modernization of the property, a decrease in parking garage income, and an increase in sublease expense related to the Annex Lease extension option exercised in March 2020 during the period.
Total retail property operating income decreased $4.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to approximately $2.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center and The Shops at Kalakaua. Additionally, the decrease in total retail property operating income is also attributable to a decrease in expense recoveries and lease modifications providing rent concessions.
Total multifamily property operating income decreased $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the decrease in average occupancy to 89.3% for the three months ended March 31, 2021 compared to 92.6% for the three months ended March 31, 2020, and the decrease in parking garage income at Hassalo on Eighth - Residential and late fees during the period.

Total mixed-use property operating income decreased $4.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the decrease in rental revenue of approximately $2.1 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and an increase in bad debt contra-revenue of approximately $0.2 million and straight-line rent of approximately $0.3 million as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property. Additionally, the decrease in property operating income was due to the impact of the COVID-19 pandemic reducing tourism and hotel occupancy which led to a decrease in hotel occupancy and revenue per available room to 47.5% and $99 for the three months ended March 31, 2021 compared to 75.4% and $242 for the three months ended March 31, 2020. The decrease in tourism and hotel occupancy in Oahu due to the COVID-19 pandemic is expected to substantially reduce property other property income through at least the first half of 2021.
Other
General and Administrative. General and administrative expenses remained consistent at $6.8 million for the three months ended March 31, 2021, compared to $6.8 million for the three months ended March 31, 2020. This increase was primarily due to an increase in employee-related costs.
Depreciation and Amortization. Depreciation and amortization expense remained consistent at $27.5 million for the three months ended March 31, 2021, compared to $27.5 million for the three months ended March 31, 2020. This increase was primarily due to higher depreciation and amortization at The Landmark at One Market and City Center Bellevue due to tenant improvements that were put into service in 2020 and 2021 and an increase in depreciation at One Beach attributed to the renovation and modernization of the building substantially offset by lower depreciation and amortization at First & Main, La Jolla Commons, and Waikele Center due to decreased capital expenditures in 2020.
Interest Expense. Interest expense increased $0.5 million, or 4%, to $14.0 million for the three months ended March 31, 2021, compared to $13.5 million for the three months ended March 31, 2020. This increase was primarily due to the closing of our 3.375% Senior Notes on January 26, 2021 partially offset by a decrease in interest expense related to our repayment of the Series A Notes on January 26, 2021, decrease in weighted average interest rate for our Term Loan A, which became an unhedged variable rate loan when the interest rate swap expired on January 9, 2021, and an increase in capitalized interest related to our development projects.
Early Extinguishment of Debt. Early extinguishment of debt expense increased $4.3 million for the three months ended March 31, 2021 due to the prepayment of the Senior Guaranteed Notes, Series A, with make-whole payment thereon, on January 26, 2021.
Other (Expense) Income, Net. Other (expense) income, net decreased $0.2 million, or 149%, to other expense, net of $0.1 million for the three months ended March 31, 2021, compared to other income, net of $0.1 million for the three months ended March 31, 2020 primarily due to the decrease in interest and investment income attributed to the lower yield on our average cash balance during the period and a decrease in income tax expense related to lower taxable income for our taxable REIT subsidiary.
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

As of March 31, 2021, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.3% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2021, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic is expected to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders. In the first quarter of 2021, we continued to receive rent deferment and other rent concession requests from some tenants and have been negotiating and executing lease modifications for the deferment of rent and other rent concessions. These rent deferments and other rent concessions will continue to adversely affect the Operating Partnership's cash flow from operations until the scheduled repayment period.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of March 31, 2021, we had the capacity to issue up to an additional $132.6 million in shares of common stock under the ATM equity program upon filing an updated prospectus supplement with the SEC. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2021, we held $380.4 million in cash and cash equivalents.
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

Our overall capital requirements for the remainder of 2021 and first quarter 2022 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, including as a result of the COVID-19 pandemic, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. The COVID-19 pandemic is expected to impact the timing of future development and redevelopment projects due to, among other things, capital requirements and permitting delays caused by local government shutdowns or reduced operations.
In January 2021, the Operating Partnership filed a universal shelf registration on Form S-3 ASR with the SEC which provided for the registration of an unspecified amount of debt securities by the Operating Partnership. However, there can be no assurance that the Operating Partnership will be able to complete any such offerings of debt securities. Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020
Cash, cash equivalents, and restricted cash were $382.2 million and $56.8 million at March 31, 2021 and 2020, respectively.
Net cash provided by operating activities decreased $2.9 million to $42.5 million for the three months ended March 31, 2021 compared to $45.4 million for the three months ended March 31, 2020. The decrease in cash from operations was primarily due to the decrease in rental revenue from our mixed-use property and a decrease in rent collections from our retail portfolio.
Net cash used in investing activities decreased $11.7 million to $12.2 million for the three months ended March 31, 2021 compared to $23.9 million for the three months ended March 31, 2020. The decrease was primarily due to the decrease in capital expenditures for tenant improvements at City Center Bellevue, Torrey Reserve, and Waikele Center.
Net cash provided by financing activities increased $286.9 million to $212.8 million for the three months ended March 31, 2021 compared to cash used in financing activities of $74.1 million for the three months ended March 31, 2020. The increase in cash provided by financing activities was primarily due to the closing of our issuance of 3.375% Senior Notes on January 26, 2021 partially offset by the repayment of both the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2021 and 2020 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2021	2020
Net operating income	$54,386	$63,130
General and administrative	(6,823)	(6,820)
Depreciation and amortization	(27,501)	(27,462)
Interest expense	(14,005)	(13,472)
Early extinguishment of debt	(4,271)	—
Other (expense) income, net	(53)	108
Net income	$1,733	$15,484

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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2021 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

Three Months Ended March 31,
2021
Funds from Operations (FFO)
Net income	$1,733
Plus: Real estate depreciation and amortization	27,501
Funds from operations	29,234
Less: Nonforfeitable dividends on incentive restricted stock awards	(135)
FFO attributable to common stock and units	$29,099
FFO per diluted share/unit	$0.38
Weighted average number of common shares and units, diluted (1)	76,170,653
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2021, we had $1.411 billion of fixed rate debt outstanding with an estimated fair value of $1.435 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Additionally, we consider our $250.0 million term loans outstanding as of March 31, 2021 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. If interest rates at March 31, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $76.3 million. If interest rates at March 31, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $91.8 million.
Variable Interest Rate Debt
At March 31, 2021, we had $250.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2021, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2021, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

4.2 (1)	Indenture, dated January 26, 2021, by and among American Assets Trust, L.P., as issuer, American Assets Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman, President and Chief Executive Officer		Chairman, President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	April 30, 2021	Date:	April 30, 2021