Form 10-Q
period 2021-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2021-07-30
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

American Assets Trust, Inc. had 60,472,065 shares of common stock, par value $0.01 per share, outstanding as of July 30, 2021.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2021 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2021, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,171,449	$3,155,280
Construction in progress	115,546	91,047
Held for development	547	547
	3,287,542	3,246,874
Accumulated depreciation	(801,482)	(754,140)
Real estate, net	2,486,060	2,492,734
Cash and cash equivalents	368,266	137,333
Restricted cash	1,716	1,716
Accounts receivable, net	6,582	6,938
Deferred rent receivables, net	77,674	72,476
Other assets, net	105,233	106,112
TOTAL ASSETS	$3,045,531	$2,817,309
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,944	$110,923
Unsecured notes payable, net	1,537,307	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	80,291	59,262
Security deposits payable	6,728	6,590
Other liabilities and deferred credits, net	83,115	91,300
Total liabilities	1,818,385	1,563,903
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,474,866 and 60,476,292 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	605	605
Additional paid-in capital	1,448,612	1,445,644
Accumulated dividends in excess of net income	(199,956)	(176,560)
Accumulated other comprehensive income	2,122	1,753
Total American Assets Trust, Inc. stockholders’ equity	1,251,383	1,271,442
Noncontrolling interests	(24,237)	(18,036)
Total equity	1,227,146	1,253,406
TOTAL LIABILITIES AND EQUITY	$3,045,531	$2,817,309
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Rental income	$87,639	$79,230	$168,769	$171,300
Other property income	4,170	2,879	7,026	7,552
Total revenue	91,809	82,109	175,795	178,852
EXPENSES:
Rental expenses	20,204	16,981	38,450	39,549
Real estate taxes	10,612	8,961	21,966	20,006
General and administrative	6,924	6,679	13,747	13,499
Depreciation and amortization	27,646	26,493	55,147	53,955
Total operating expenses	65,386	59,114	129,310	127,009
OPERATING INCOME	26,423	22,995	46,485	51,843
Interest expense	(14,862)	(13,331)	(28,867)	(26,803)
Early extinguishment of debt	—	—	(4,271)	—
Other (expense) income, net	(74)	162	(127)	270
NET INCOME	11,487	9,826	13,220	25,310
Net income attributable to restricted shares	(135)	(69)	(272)	(173)
Net income attributable to unitholders in the Operating Partnership	(2,411)	(2,101)	(2,750)	(5,413)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$8,941	$7,656	$10,198	$19,724

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.15	$0.13	$0.17	$0.33
Weighted average shares of common stock outstanding - basic	59,985,787	59,724,139	59,985,065	59,723,605

Earnings per common share, diluted	$0.15	$0.13	$0.17	$0.33
Weighted average shares of common stock outstanding - diluted	76,167,324	76,114,687	76,166,602	76,114,153

DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.20	$0.56	$0.50

COMPREHENSIVE INCOME
Net income	$11,487	$9,826	$13,220	$25,310
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	475	14	1,222	(6,101)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(332)	(550)	(665)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	—	—	(193)	—
Comprehensive income	11,687	9,508	13,699	18,544
Comprehensive income attributable to non-controlling interests	(2,453)	(2,033)	(2,860)	(3,974)
Comprehensive income attributable to American Assets Trust, Inc.	$9,234	$7,475	$10,839	$14,570
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	$1,253,406
Net income	—	—	—	1,394	—	339	1,733
Forfeiture of restricted stock	(4,006)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,932)	—	(4,531)	(21,463)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive gain - change in value of interest rate swaps	—	—	—	—	579	168	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	—	$—	$—	$—	$(152)	$(41)	(193)
Balance at March 31, 2021	60,472,286	$605	$1,447,128	$(192,098)	$1,964	$(22,160)	$1,235,439
Net income				9,076		2,411	11,487
Issuance of restricted stock	5,184	—					—
Forfeiture of restricted stock	(2,604)	—					—
Dividends declared and paid				(16,933)		(4,531)	(21,464)
Stock-based compensation			1,484				1,484
Other comprehensive income - change in value of interest rate swaps					374	101	475
Reclassification of amortization of forward-starting swap realized gains included in interest expense					(216)	(59)	(275)
Balance at June 30, 2021	60,474,866	$605	$1,448,612	$(199,955)	$2,122	$(24,238)	$1,227,146

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	$1,293,672
Net income	—	—	—	12,172	—	3,312	15,484
Dividends declared and paid	—	—	—	(18,020)	—	(4,917)	(22,937)
Stock-based compensation	—	—	1,250	—	—	—	1,250
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(4,816)	(1,299)	(6,115)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(261)	(72)	(333)
Balance at March 31, 2020	60,068,228	$601	$1,453,264	$(150,226)	$603	$(23,221)	$1,281,021
Net income	—	—	—	7,725	$—	2,101	9,826
Issuance of restricted stock	6,008	—	—	—	—	—	—
Forfeiture of restricted stock	(318)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,015)	—	(3,278)	(15,293)
Stock-based compensation	—	—	1,252	—	—	—	1,252
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	10	4	14
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(261)	(71)	(332)
Balance at June 30, 2020	60,073,918	$601	$1,454,516	$(154,516)	$352	$(24,465)	$1,276,488

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$13,220	$25,310
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(8,938)	(13,191)
Depreciation and amortization	55,147	53,955
Amortization of debt issuance costs and debt discounts	1,156	742
Early extinguishment of debt	4,271	—
Provision for uncollectable rental income	776	3,849
Stock-based compensation expense	2,968	2,502
Other noncash interest expense	(550)	(665)
Other, net	(2,544)	(2,833)
Changes in operating assets and liabilities
Change in accounts receivable	70	(3,822)
Change in other assets	(4,419)	903
Change in accounts payable and accrued expenses	14,540	3,792
Change in security deposits payable	139	(631)
Change in other liabilities and deferred credits	890	(789)
Net cash provided by operating activities	76,726	69,122
INVESTING ACTIVITIES
Capital expenditures	(35,526)	(35,241)
Leasing commissions	(1,528)	(3,892)
Purchases of marketable securities	(47,760)	—
Proceeds from the sale of marketable securities	47,723	—
Net cash used in investing activities	(37,091)	(39,133)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)
Proceeds from unsecured line of credit	—	100,000
Repayment of unsecured line of credit	(100,000)	—
Proceeds from unsecured notes payable	494,675	—
Repayment of unsecured notes payable	(155,375)	—
Debt issuance costs	(5,075)	—
Proceeds from issuance of common stock, net	—	(119)
Dividends paid to common stock and unitholders	(42,927)	(38,230)
Net cash provided by financing activities	191,298	10,648
Net increase in cash and cash equivalents	230,933	40,637
Cash, cash equivalents and restricted cash, beginning of period	139,049	109,451
Cash, cash equivalents and restricted cash, end of period	$369,982	$150,088

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	368,266	146,131
Restricted cash	1,716	3,957
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$369,982	$150,088
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,171,449	$3,155,280
Construction in progress	115,546	91,047
Held for development	547	547
	3,287,542	3,246,874
Accumulated depreciation	(801,482)	(754,140)
Real estate, net	2,486,060	2,492,734
Cash and cash equivalents	368,266	137,333
Restricted cash	1,716	1,716
Accounts receivable, net	6,582	6,938
Deferred rent receivables, net	77,674	72,476
Other assets, net	105,233	106,112
TOTAL ASSETS	$3,045,531	$2,817,309
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,944	$110,923
Unsecured notes payable, net	1,537,307	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	80,291	59,262
Security deposits payable	6,728	6,590
Other liabilities and deferred credits, net	83,115	91,300
Total liabilities	1,818,385	1,563,903
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	(25,332)	(19,020)
General partner's capital, 60,474,866 and 60,476,292 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,249,262	1,269,689
Accumulated other comprehensive income	3,216	2,737
Total capital	1,227,146	1,253,406
TOTAL LIABILITIES AND CAPITAL	$3,045,531	$2,817,309

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Rental income	$87,639	$79,230	$168,769	$171,300
Other property income	4,170	2,879	7,026	7,552
Total revenue	91,809	82,109	175,795	178,852
EXPENSES:
Rental expenses	20,204	16,981	38,450	39,549
Real estate taxes	10,612	8,961	21,966	20,006
General and administrative	6,924	6,679	13,747	13,499
Depreciation and amortization	27,646	26,493	55,147	53,955
Total operating expenses	65,386	59,114	129,310	127,009
OPERATING INCOME	26,423	22,995	46,485	51,843
Interest expense	(14,862)	(13,331)	(28,867)	(26,803)
Early extinguishment of debt	—	—	(4,271)	—
Other (expense) income, net	(74)	162	(127)	270
NET INCOME	11,487	9,826	13,220	25,310
Net income attributable to restricted shares	(135)	(69)	(272)	(173)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$11,352	$9,757	$12,948	$25,137

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.15	$0.13	$0.17	$0.33
Weighted average units outstanding - basic	76,167,324	76,114,687	76,166,602	76,114,153

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.15	$0.13	$0.17	$0.33
Weighted average units outstanding - diluted	76,167,324	76,114,687	76,166,602	76,114,153

DISTRIBUTIONS PER UNIT	$0.28	$0.20	$0.56	$0.50

COMPREHENSIVE INCOME
Net income	$11,487	$9,826	$13,220	$25,310
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	475	14	1,222	(6,101)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(332)	(550)	(665)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	—	—	(193)	—
Comprehensive income	11,687	9,508	13,699	18,544
Comprehensive income attributable to Limited Partners	(2,453)	(2,033)	(2,860)	(3,974)
Comprehensive income attributable to General Partner	$9,234	$7,475	$10,839	$14,570

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406
Net income	—	339	—	1,394	—	1,733
Forfeiture of restricted units	—	—	(4,006)	—	—	—
Distributions	—	(4,531)	—	(16,932)	—	(21,463)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive gain - change in value of interest rate swap	—	—	—	—	747	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Reclassification of amortization of forward-starting swap included in early extinguishment of debt	—	—	—	—	(193)	(193)
Balance at March 31, 2021	16,181,537	$(23,212)	60,472,286	$1,255,635	$3,016	$1,235,439
Net income	—	2,411	—	9,076	—	11,487
Issuance of restricted units	—	—	5,184	—	—	—
Forfeiture of restricted units	—	—	(2,604)	—	—	—
Distributions	—	(4,531)	—	(16,933)	—	(21,464)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	475	475
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at June 30, 2021	16,181,537	$(25,332)	60,474,866	$1,249,262	$3,216	$1,227,146

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672
Net income	—	3,312	—	12,172	—	15,484
Distributions	—	(4,917)	—	(18,020)	—	(22,937)
Stock-based compensation	—	—	—	1,250	—	1,250
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(6,115)	(6,115)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(333)	(333)
Balance at March 31, 2020	16,390,548	$(23,886)	60,068,228	$1,303,639	$1,268	$1,281,021
Net income	—	2,101	—	7,725	—	9,826
Issuance of restricted units	—	—	6,008	—	—	—
Forfeiture of restricted units	—	—	(318)	—	—	—
Distributions	—	(3,278)	—	(12,015)	—	(15,293)
Stock-based compensation	—	—	—	1,252	—	1,252
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	14	14
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(332)	(332)
Balance at June 30, 2020	16,390,548	$(25,063)	60,073,918	$1,300,601	$950	$1,276,488

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$13,220	$25,310
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(8,938)	(13,191)
Depreciation and amortization	55,147	53,955
Amortization of debt issuance costs and debt discounts	1,156	742
Early extinguishment of debt	4,271	—
Provision for uncollectable rental income	776	3,849
Stock-based compensation expense	2,968	2,502
Other noncash interest expense	(550)	(665)
Other, net	(2,544)	(2,833)
Changes in operating assets and liabilities
Change in accounts receivable	70	(3,822)
Change in other assets	(4,419)	903
Change in accounts payable and accrued expenses	14,540	3,792
Change in security deposits payable	139	(631)
Change in other liabilities and deferred credits	890	(789)
Net cash provided by operating activities	76,726	69,122
INVESTING ACTIVITIES
Capital expenditures	(35,526)	(35,241)
Leasing commissions	(1,528)	(3,892)
Purchases of marketable securities	(47,760)	—
Proceeds from the sale of marketable securities	47,723	—
Net cash used in investing activities	(37,091)	(39,133)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)
Proceeds from unsecured line of credit	—	100,000
Repayment of unsecured line of credit	(100,000)	—
Proceeds from unsecured notes payable	494,675	—
Repayment of unsecured notes payable	(155,375)	—
Debt issuance costs	(5,075)	—
Contributions from American Assets Trust, Inc.	—	(119)
Distributions	(42,927)	(38,230)
Net cash provided by financing activities	191,298	10,648
Net increase in cash and cash equivalents	230,933	40,637
Cash, cash equivalents and restricted cash, beginning of period	139,049	109,451
Cash, cash equivalents and restricted cash, end of period	$369,982	$150,088

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$368,266	$146,131
Restricted cash	1,716	3,957
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$369,982	$150,088
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2021
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
As of June 30, 2021, we owned or had a controlling interest in 28 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2021, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
La Jolla Commons	One Beach Street
Torrey Reserve Campus	First & Main
Torrey Point	Lloyd Portfolio
Solana Crossing	City Center Bellevue
The Landmark at One Market

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
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
June 30, 2021
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the Company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
The Company follows the Financial Accounting Standards Board (the "FASB") guidance for determining whether an entity is a variable interest entity (“VIE”) and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. American Assets Trust, Inc. has concluded that the Operating Partnership is a VIE, and because American Assets Trust, Inc. has both the power and the rights to control the Operating Partnership, American Assets Trust, Inc. is the primary beneficiary and is required to continue to consolidate the Operating Partnership. Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information
Total interest costs incurred	$30,092	$27,327
Interest capitalized	$1,225	$524
Interest expense	$28,867	$26,803
Cash paid for interest, net of amounts capitalized	$22,093	$26,918
Cash paid for income taxes	$222	$554
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$9,695	$18,141
Accrued leasing commissions	$972	$1,913

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to our significant accounting policies during the six months ended June 30, 2021.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, including the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. The provision for doubtful accounts at June 30, 2021 and December 31, 2020 was approximately $8.3 million and $10.0 million, respectively.
Rent Concessions – COVID-19
During the second quarter of 2021, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). For the second quarter of 2021, we collected approximately $0.8 million or 94% of the deferred rent repayments due during the period.
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
June 30, 2021
(Unaudited)

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
NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
In-place leases	$60,352	$60,965
Accumulated amortization	(36,283)	(34,758)
Above market leases	4,543	5,389
Accumulated amortization	(4,436)	(5,268)
Acquired lease intangible assets, net	$24,176	$26,328
Below market leases	$56,666	$56,677
Accumulated accretion	(36,749)	(35,219)
Acquired lease intangible liabilities, net	$19,917	$21,458

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
June 30, 2021
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,269	$—	$2,269	$—	$2,059	$—	$2,059
Interest rate swap liability	$—	$3,309	$—	$3,309	$—	$4,531	$—	$4,531
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 2.3% to 3.6%.
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

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,944	$114,471	$110,923	$114,074
Unsecured term loans, net	$249,443	$250,000	$249,233	$250,000
Unsecured senior guaranteed notes, net	$797,748	$838,427	$947,444	$1,017,378
Senior unsecured notes, net	$490,116	$516,405	$—	$—
Unsecured line of credit, net	$—	$—	$99,151	$100,000

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2021 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(2,212)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(1,097)
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate the cash flow hedges in place will reduce interest expense by approximately $1.1 million.
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasing commissions, net of accumulated amortization of $38,227 and $35,167, respectively	$36,589	$38,173
Acquired above market leases, net	107	121
Acquired in-place leases, net	24,069	26,207
Lease incentives, net of accumulated amortization of $896 and $802, respectively	782	994
Other intangible assets, net of accumulated amortization of $1,349 and $1,213, respectively	2,409	2,565
Debt issuance costs, net of accumulated amortization of $1,425 and $0, respectively	645	—
Right-of-use lease asset, net	27,392	29,350
Prepaid expenses and other	13,240	8,702
Total other assets	$105,233	$106,112

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Acquired below market leases, net	$19,917	$21,458
Prepaid rent and deferred revenue	12,314	14,518
Interest rate swap liability	3,309	4,531
Deferred rent expense and lease intangible	9	16
Deferred compensation	2,269	2,059
Deferred tax liability	570	570
Straight-line rent liability	16,234	18,049
Lease liability	28,457	30,060
Other liabilities	36	39
Total other liabilities and deferred credits, net	$83,115	$91,300
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of our total secured notes payable outstanding as of June 30, 2021 and December 31, 2020 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2021	December 31, 2020	as of June 30, 2021
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	111,000	111,000
Debt issuance costs, net of accumulated amortization of $366 and $345, respectively	(56)	(77)
Total Secured Notes Payable Outstanding	$110,944	$110,923

(1)Interest only.
Certain loans require us to comply with various financial covenants. As of June 30, 2021, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2021 and December 31, 2020 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2021	December 31, 2020	as of June 30, 2021
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2022
Senior Guaranteed Notes, Series A (2)	—	150,000	4.04%	(3)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(6)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(7)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(8)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(9)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	—	3.38%		February 1, 2031
	1,550,000	1,200,000
Debt discount and issuance costs, net of accumulated amortization of $9,059 and $8,856, respectively	(12,693)	(3,323)
Total Unsecured Notes Payable	$1,537,307	$1,196,677

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

On January 26, 2021, the Operating Partnership issued $500 million of senior unsecured notes (the "3.375% Senior Notes") that mature February 1, 2031 and bear interest at 3.375% per annum. The 3.375% Senior Notes were priced at 98.935% of the principal amount with a yield to maturity of 3.502%. The net proceeds of the 3.375% Senior Notes, after the issuance discount, underwriting fees, and other costs were approximately $489.7 million, which were primarily used to (i) prepay our $150 million Senior Guaranteed Notes, Series A, with a make-whole payment (as defined in the Note Purchase Agreement for the Series A Notes) thereon of approximately $3.9 million, on January 26, 2021, (ii) repay our $100 million then outstanding balance under our Revolver Loan on January 26, 2021, (iii) fund the development of the La Jolla Commons III office building and (iv) for general corporate purposes.
Certain unsecured loans and notes require us to comply with various financial covenants. As of June 30, 2021, the Operating Partnership was in compliance with these financial covenants.

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

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At June 30, 2021, there were no amounts outstanding under the Revolver Loan and we had incurred approximately $0.6 million of debt issuance costs, net, which are recorded in other assets, net on the consolidated balance sheets.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the six months ended June 30, 2021, the weighted average interest rate on the Revolver Loan was 1.19%.
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
June 30, 2021
(Unaudited)

favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
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
As of June 30, 2021, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at June 30, 2021. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2021, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended June 30, 2021 and 2020 does not include the weighted average of 486,035 and 345,241 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the six months ended June 30, 2021 and 2020 does not include the weighted average of 487,895 and 345,199 unvested Operating Partnership units, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the six months ended June 30, 2021, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2021, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program upon filing an updated prospectus supplement with the SEC. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2021:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2021	$0.28	January 1, 2021 to March 31, 2021	March 25, 2021
Second Quarter 2021	$0.28	April 1, 2021 to June 30, 2021	June 24, 2021
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
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	491,957	$23.53
Granted	5,184	38.59
Vested	(6,008)	33.29
Forfeited	(6,610)	23.19
Nonvested at June 30, 2021	484,523	$23.58
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.5 million and $1.3 million in noncash compensation expense for the three months ended June 30, 2021 and 2020, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income. We recognized $3.0 million and $2.5 million in noncash compensation expense for the six months ended June 30, 2021 and 2020, respectively. Unrecognized compensation expense was $5.6 million at June 30, 2021.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 486,035 and 345,241 for the three months ended June 30, 2021 and 2020, respectively and 487,895 and 345,199 for the six months ended June 30, 2021 and 2020, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2021 and 2020, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NUMERATOR
Net income	$11,487	$9,826	$13,220	$25,310
Less: Net income attributable to restricted shares	(135)	(69)	(272)	(173)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,411)	(2,101)	(2,750)	(5,413)
Net income attributable to common stockholders—basic	$8,941	$7,656	$10,198	$19,724
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$8,941	$7,656	$10,198	$19,724
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,411	2,101	2,750	5,413
Net income attributable to common stockholders—diluted	$11,352	$9,757	$12,948	$25,137
DENOMINATOR
Weighted average common shares outstanding—basic	59,985,787	59,724,139	59,985,065	59,723,605
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,390,548	16,181,537	16,390,548
Weighted average common shares outstanding—diluted	76,167,324	76,114,687	76,166,602	76,114,153

Earnings per common share, basic	$0.15	$0.13	$0.17	$0.33
Earnings per common share, diluted	$0.15	$0.13	$0.17	$0.33

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
June 30, 2021
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
A deferred tax liability is included in the other liabilities and deferred credits, net on our consolidated balance sheets of $0.6 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2021, we recorded income tax benefit of $0.2 million and $0.3 million. For the three and six months ended June 30, 2020, we recorded income tax expense of $0.1 million and income tax benefit of $0.1 million.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $4.5 million based on operating performance through June 30, 2021.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 25.5% of total revenues for the six months ended June 30, 2021. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 50.6% of total revenues for the six months ended June 30, 2021. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2021 and 2020, no tenant accounted for more than 10% of our total rental revenue.
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
June 30, 2021
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
As of June 30, 2021, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2021 (six months ending December 31, 2021)	$105,814
2022	218,368
2023	201,249
2024	169,825
2025	150,001
Thereafter	463,903
Total	$1,309,160

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

Current annual payments under the operating leases are as follows, as of June 30, 2021 (in thousands):

Year Ending December 31,
2021 (six months ending December 31, 2021)	$1,061
2022	3,232
2023	3,328
2024	3,428
2025	3,531
Thereafter	19,710
Total lease payments	$34,290
Imputed interest	(5,833)
Present value of lease liability	$28,457

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,132	$945	$2,265	$1,790
Variable lease cost	—	—	—	—
Sublease income	(938)	(1,073)	(2,133)	(1,941)
Total lease (income) cost	$194	$(128)	$132	$(151)

Weighted-average remaining lease term - operating leases (in years)			10.0
Weighted-average discount rate - operating leases			3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,730	$1,692
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$22,188

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease rental income
Office	$43,012	$42,484	$86,374	$84,697
Retail	21,575	20,909	42,428	45,864
Multifamily	11,763	11,643	23,515	23,610
Mixed-use	3,438	2,504	4,233	6,436
Percentage rent	1,098	23	1,624	324
Hotel revenue	6,191	1,143	9,462	9,268
Other	562	524	1,133	1,101
Total rental income	$87,639	$79,230	$168,769	$171,300
Lease rental income includes $1.9 million and $7.0 million for the three months ended June 30, 2021 and 2020, respectively, and $7.0 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.7 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental operating	$9,655	$8,695	$19,151	$18,577
Hotel operating	4,134	1,993	6,858	7,740
Repairs and maintenance	4,029	4,320	7,771	8,617
Marketing	311	379	704	886
Rent	1,158	952	2,310	1,805
Hawaii excise tax	634	507	1,166	1,372
Management fees	283	135	490	552
Total rental expenses	$20,204	$16,981	$38,450	$39,549

NOTE 14. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and investment income	$100	$71	$174	$383
Income tax (benefit) expense	(174)	91	(301)	(115)
Other non-operating income	—	—	—	2
Total other (expense) income, net	$(74)	$162	$(127)	$270

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our CEO, President, and Chairman of Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the six months ended June 30, 2021 and 2020, we incurred approximately $0.1 million and $0.0 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

The following table represents operating activity within our reportable segments (in thousands):

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Office
Property revenue	44,570	43,880	$89,034	$88,389
Property expense	(11,648)	(11,601)	(23,012)	(23,394)
Segment profit	32,922	32,279	66,022	64,995
Total Retail
Property revenue	$22,981	$21,492	44,755	47,318
Property expense	(6,735)	(4,907)	(14,177)	(12,238)
Segment profit	16,246	16,585	30,578	35,080
Total Multifamily
Property revenue	12,739	12,463	25,291	25,288
Property expense	(5,493)	(5,313)	(10,984)	(10,823)
Segment profit	7,246	7,150	14,307	14,465
Total Mixed-Use
Property revenue	11,519	4,274	16,715	17,857
Property expense	(6,940)	(4,121)	(12,243)	(13,100)
Segment profit	4,579	153	4,472	4,757
Total segments’ profit	$60,993	$56,167	$115,379	$119,297
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segments’ profit	$60,993	$56,167	$115,379	$119,297
General and administrative	(6,924)	(6,679)	(13,747)	(13,499)
Depreciation and amortization	(27,646)	(26,493)	(55,147)	(53,955)
Interest expense	(14,862)	(13,331)	(28,867)	(26,803)
Early extinguishment of debt	—	—	(4,271)	—
Other income (expense), net	(74)	162	(127)	270
Net income	11,487	9,826	13,220	25,310
Net income attributable to restricted shares	(135)	(69)	(272)	(173)
Net income attributable to unitholders in the Operating Partnership	(2,411)	(2,101)	(2,750)	(5,413)
Net income attributable to American Assets Trust, Inc. stockholders	$8,941	$7,656	$10,198	$19,724

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2021
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2021	December 31, 2020
Net Real Estate
Office	$1,326,624	$1,317,107
Retail	599,244	607,918
Multifamily	384,733	389,804
Mixed-Use	175,459	177,905
	$2,486,060	$2,492,734
Secured Notes Payable (1)
Office	$111,000	$111,000
	$111,000	$111,000
(1)Excludes debt issuance costs of $0.1 million and $0.1 million for each of the periods ended June 30, 2021 and December 31, 2020, respectively.
Capital expenditures for each segment for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital Expenditures (1)
Office	$21,343	$9,281	$30,870	$27,481
Retail	1,778	2,805	3,500	6,363
Multifamily	1,033	860	1,996	2,144
Mixed-Use	684	2,262	688	3,145
	$24,838	$15,208	$37,054	$39,133
(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

NOTE 17. SUBSEQUENT EVENT
On July 7, 2021, we acquired Eastgate Office Park, which consists of an approximately 280,000 square foot, multi-tenant office campus in the I-90 corridor submarket of Bellevue, Washington. The purchase price was $125 million, excluding closing costs and prorations. The property was acquired with cash on hand.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of June 30, 2021, our portfolio was comprised of twelve retail shopping centers; nine office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego; the San Francisco Bay Area; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of June 30, 2021. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and six months ended June 30, 2021 and 2020.  For the three months ended June 30, 2021, Waikele Center was reclassified to same-store properties when compared to the designation for the three months ended June 30, 2020 as redevelopment activity at the property is on hold for the near future and is comparable for the three months ended June 30, 2021. One Beach Street is classified as a non-same-store property due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity previously disrupting the hotel portion of the property's operations.

For the six months ended June 30, 2021, One Beach Street was reclassified to non-same-store properties when compared to the designation for the six months ended June 30, 2020 due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity disrupting the hotel portion of the properties operations. Waikele Center was reclassified to same-store properties as redevelopment activity is on hold for the near future

In our determination of same-store and redevelopment same-store properties for the six months ended June 30, 2021, One Beach Street have been identified as same-store redevelopment properties due to significant redevelopment activity. Retail same-store net operating income decreased approximately 12.8% for the six months ended June 30, 2021 compared to the same period in 2020. Office same-store net operating income increased 2.0% for the six months ended June 30, 2021 compared to the same period in 2020. Office redevelopment same-store net operating income increased 1.6% for the six months ended June 30, 2021 compared to the same period in 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Same-Store	26	24	26	24
Non-Same-Store	2	4	2	4
Total Properties	28	28	28	28

Redevelopment Same-Store	27	26	27	26

Total Development Properties	3	3	3	3

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

COVID-19

We are closely monitoring the impact of COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have at various points in time, reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, social distancing measures, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Though certain restrictions have expired in our markets, the Company cannot predict when remaining restrictions or social distancing measures currently in place will expire. Even after certain of such restrictions are lifted or reduced, the willingness of customers to visit certain of our tenants' businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. For the second quarter of 2021, we have collected to date approximately 99% of office rents, 92% of retail rents (including retail component of Waikiki Beach Walk) and 94% of multifamily rents that were due during the second quarter of 2021. Additionally, for the second quarter of 2021, we collected approximately $0.8 million or 94% of the deferred rent repayments due during the period.

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
During the three months ended June 30, 2021, we signed 14 office leases for a total of 47,684 square feet of office space including 47,380 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 9.3% and 14.7%, respectively. New office leases for comparable spaces were signed for 14,284 square feet at an average rental rate increase on a cash and GAAP basis of 8.4% and 11.7%, respectively. Renewals for comparable office spaces were signed for 33,096 square feet at an average rental rate increase on a cash and GAAP basis of 9.6% and 15.8%, respectively. Tenant improvements and incentives were $23.47 per square foot of office space for comparable new leases for the three months ended June 30, 2021, mainly due to tenants at Lloyd Portfolio & Solana Crossing.

During the three months ended June 30, 2021, we signed 30 retail leases for a total of 123,835 square feet of retail space including 109,875 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis and GAAP basis of 20.3% and 15.7%, respectively. New retail leases for comparable spaces were signed for 50,869 square feet at an average rental rate decrease on a cash and GAAP basis of (37.6)% and (24.6)%, respectively. Renewals for comparable retail spaces were signed for 59,006 square feet at an average rental rate decrease on a cash basis of (1.3)% and increase on a GAAP basis of 4.8%, respectively. Tenant improvements and incentives were $40.32 per square foot of retail space for comparable new leases for the three months ended June 30, 2021, mainly due to tenants at Carmel Mountain Plaza and Waikiki Beach Walk Retail.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $15.9 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $19.8 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.

We capitalized external and internal costs related to other property improvements combined of $13.5 million and $12.5 million for the three months ended June 30, 2021 and 2020, respectively. We capitalized external and internal costs related to other property improvements totaling $22.9 million and $33.3 million for the six months ended June 30, 2021 and 2020, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.7 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. We capitalized interest costs related to development activities of $1.2 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020
The following summarizes our consolidated results of operations for the three months ended June 30, 2021 compared to our consolidated results of operations for the three months ended June 30, 2020. As of June 30, 2021, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of June 30, 2020, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2021	2020
Revenues
Rental income	$87,639	$79,230	$8,409	11%
Other property income	4,170	2,879	1,291	45
Total property revenues	91,809	82,109	9,700	12
Expenses
Rental expenses	20,204	16,981	3,223	19
Real estate taxes	10,612	8,961	1,651	18
Total property expenses	30,816	25,942	4,874	19
Total property income	60,993	56,167	4,826	9
General and administrative	(6,924)	(6,679)	(245)	4
Depreciation and amortization	(27,646)	(26,493)	(1,153)	4
Interest expense	(14,862)	(13,331)	(1,531)	11
Other (expense) income, net	(74)	162	(236)	(146)
Net income	11,487	9,826	1,661	17
Net income attributable to restricted shares	(135)	(69)	(66)	96
Net income attributable to unitholders in the Operating Partnership	(2,411)	(2,101)	(310)	15
Net income attributable to American Assets Trust, Inc. stockholders	$8,941	$7,656	$1,285	17%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $9.7 million, or 12%, to $91.8 million for the three months ended June 30, 2021 compared to $82.1 million for the three months ended June 30, 2020. The percentage leased was as follows for each segment as of June 30, 2021 and 2020:

	Percentage Leased(1)
	June 30,
	2021	2020
Office	90.3%	94.4%
Retail	91.1%	94.7%
Multifamily	87.8%	85.1%
Mixed-Use (2)	89.2%	95.7%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2021 or 2020, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the increase in collections, increase in occupancy at Waikiki Beach Walk Embassy Suites™ Hotel and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $8.4 million, or 11%, to $87.6 million for the three months ended June 30, 2021 compared to $79.2 million for the three months ended June 30, 2020. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$43,282	$42,748	$534	1	$43,496	$42,439	$1,057	2
Retail	22,525	21,085	1,440	7	22,526	21,084	1,442	7
Multifamily	11,825	11,690	135	1	11,825	11,690	135	1
Mixed-Use	10,007	3,707	6,300	170	—	—	—	—
	$87,639	$79,230	$8,409	11%	$77,847	$75,213	$2,634	4%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street due to the renovation of the building; (ii) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (iii) land held for development.
Total office rental revenue increased $0.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to higher annualized base rents at Torrey Point, The Landmark at One Market, City Center Bellevue, and Lloyd Portfolio. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property and the decrease in rental revenue at First & Main due to the reduction of leased space related to tenant extensions in 2020.
Total retail rental revenue increased $1.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to approximately $2.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center and The Shops at Kalakaua.
Multifamily revenue increased $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase in average base rent per unit to $2,187 for the three months ended June 30, 2021 compared to $2,152 for the three months ended June 30, 2020. The increase in average monthly base rent is primarily due to increases at Loma Palisades. The increase in total multifamily rental revenue is partially offset by the decrease in average occupancy to 87.8% for the three months ended June 30, 2021 compared to 88.5% for the three months ended June 30, 2020.
Total mixed-use rental revenue increased $6.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the lifting of COVID-19 travel restrictions late during the first quarter of 2021, which led to an increase in average occupancy and revenue per available room to 67% and $184 for the three months ended June 30, 2021, respectively, compared to 17% and $34 for three months ended June 30, 2020, respectively. We expect to see a steady increase in tourism and hotel occupancy in Oahu once the COVID-19 vaccine is available more globally and travel restrictions are lifted. The increase in total mixed-use rental revenue is also attributed to approximately $1.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income increased $1.3 million, or 45%, to $4.2 million for the three months ended June 30, 2021 compared to $2.9 million for the three months ended June 30, 2020. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$1,288	$1,132	$156	14	$1,141	$1,130	$11	1
Retail	456	407	49	12	455	407	48	12
Multifamily	914	773	141	18	914	773	141	18
Mixed-Use	1,512	567	945	167	—	—	—	—
	$4,170	$2,879	$1,291	45%	$2,510	$2,310	$200	9%
Office other property income increased $0.2 million for the three months ended June 30, 2021 primarily due to an increase in lease termination fees received at City Center Bellevue and One Beach Street. This increase was offset by a decrease in parking garage income at City Center Bellevue and Lloyd Portfolio.
Multifamily other property income increased by $0.1 million for the three months ended June 30, 2021 primarily due to an increase in security deposits earned at Pacific Ridge Apartments and Loma Palisades, and an increase in parking garage income at Hassalo on Eighth - Residential.
Mixed-use other property income increased $0.9 million for the three months ended June 30, 2021 primarily due an increase in room rental income and excise tax at the hotel portion and increase in parking garage income at the retail portion of our mixed-use property. These increase are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $4.9 million, or 19%, to $30.8 million, for the three months ended June 30, 2021 compared to $25.9 million for the three months ended June 30, 2020.
Rental Expenses. Rental expenses increased $3.2 million, or 19%, to $20.2 million for the three months ended June 30, 2021 compared to $17.0 million for the three months ended June 30, 2020. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$6,815	$6,654	$161	2	$6,624	$6,427	$197	3
Retail	3,713	3,544	169	5	3,713	3,545	168	5
Multifamily	3,788	3,646	142	4	3,788	3,646	142	4
Mixed-Use	5,888	3,137	2,751	88	—	—	—	—
	$20,204	$16,981	$3,223	19%	$14,125	$13,618	$507	4%
Mixed-use rental expense increased $2.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.

Real Estate Taxes. Real estate taxes increased $1.7 million, or 18%, to $10.6 million for the three months ended June 30, 2021 compared to $9.0 million for the three months ended June 30, 2020. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$4,833	$4,947	$(114)	(2)	$4,776	$4,771	$5	—
Retail	3,022	1,363	1,659	122	3,022	1,363	1,659	122
Multifamily	1,705	1,667	38	2	1,705	1,668	37	2
Mixed-Use	1,052	984	68	7	—	—	—	—
	$10,612	$8,961	$1,651	18%	$9,503	$7,802	$1,701	22%
Total retail real estate taxes increased $1.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a real estate tax refund received during the second quarter of 2020 for approximately $2.3 million at Alamo Quarry Market for the tax assessments for 2016 through 2018. This was offset by $0.8 million in 2020 real estate property taxes and tax consultant fees.
Property Operating Income
Property operating income increased $4.8 million, or 9%, to $61.0 million for the three months ended June 30, 2021, compared to $56.2 million for the three months ended June 30, 2020. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$32,922	$32,279	$643	2	$33,237	$32,371	$866	3
Retail	16,246	16,585	(339)	(2)	16,246	16,583	(337)	(2)
Multifamily	7,246	7,150	96	1	7,246	7,149	97	1
Mixed-Use	4,579	153	4,426	2,893	—	—	—	—
	$60,993	$56,167	$4,826	9%	$56,729	$56,103	$626	1%
Total office property operating income increased $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to higher annualized base rents at The Landmark at One Market, City Center Bellevue, Torrey Point and Torrey Reserve Campus during the period. Additionally, the increase in property operating income was due to an increase in lease termination fees received at City Center Bellevue and One Beach Street, partially offset by the decrease in rental revenue at One Beach Street due to the expiration of leases to allow for the modernization of the property and a decrease in parking garage income at City Center Bellevue and Lloyd Portfolio.
Total mixed-use property operating income increased $4.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the lifting of COVID-19 travel restrictions late during the first quarter of 2021, which led to an increase in average occupancy and revenue per available room to 67% and $184 for the three months ended June 30, 2021, respectively, compared to 17% and $34 for three months ended June 30, 2020, respectively. The increase in total mixed-use rental revenue is also attributed to approximately $1.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property. These increases in mixed-use property operating income were partially offset by an increase in hotel room expenses, marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Other
General and Administrative. General and administrative expenses remained consistent at $6.9 million for the three months ended June 30, 2021, compared to $6.7 million for the three months ended June 30, 2020. This increase was primarily due to an increase in employee-related costs.

Depreciation and Amortization. Depreciation and amortization expense remained consistent at $27.6 million for the three months ended June 30, 2021, compared to $26.5 million for the three months ended June 30, 2020. This increase was primarily due to higher depreciation and amortization at Embassy SuitesTM Hotel, Carmel Mountain Plaza, The Landmark at One Market, Torrey Point and City Center Bellevue due to building and tenant improvements that were put into service in 2020 and 2021 and an increase in depreciation at One Beach Street attributed to the renovation and modernization of the building, substantially offset by lower depreciation and amortization at First & Main due to decreased capital expenditures in 2020.
Interest Expense. Interest expense increased $1.5 million, or 11%, to $14.9 million for the three months ended June 30, 2021, compared to $13.3 million for the three months ended June 30, 2020. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021 partially offset by a decrease in interest expense related to our repayment of the Series A Notes on January 26, 2021, decrease in weighted average interest rate for our Term Loan A, which became an unhedged variable rate loan when the interest rate swap expired on January 9, 2021, decrease in the Revolver Loan interest expense and an increase in capitalized interest related to our development projects.
Other (Expense) Income, Net. Other (expense) income, net decreased $0.2 million, or 146%, to other expense, net of $0.1 million for the three months ended June 30, 2021, compared to other income, net of $0.2 million for the three months ended June 30, 2020 primarily due to the decrease in income tax benefit for our taxable REIT subsidiary.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
The following summarizes our consolidated results of operations for the six months ended June 30, 2021 compared to our consolidated results of operations for the six months ended June 30, 2020.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2021	2020
Revenues
Rental income	$168,769	$171,300	$(2,531)	(1)%
Other property income	7,026	7,552	(526)	(7)
Total property revenues	175,795	178,852	(3,057)	(2)
Expenses
Rental expenses	38,450	39,549	(1,099)	(3)
Real estate taxes	21,966	20,006	1,960	10
Total property expenses	60,416	59,555	861	1
Total property income	115,379	119,297	(3,918)	(3)
General and administrative	(13,747)	(13,499)	(248)	2
Depreciation and amortization	(55,147)	(53,955)	(1,192)	2
Interest expense	(28,867)	(26,803)	(2,064)	8
Early extinguishment of debt	(4,271)	—	(4,271)	100
Other (expense) income, net	(127)	270	(397)	(147)
Net income	13,220	25,310	(12,090)	(48)
Net income attributable to restricted shares	(272)	(173)	(99)	57
Net income attributable to unitholders in the Operating Partnership	(2,750)	(5,413)	2,663	(49)
Net income attributable to American Assets Trust, Inc. stockholders	$10,198	$19,724	$(9,526)	(48)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $3.1 million, or 2%, to $175.8 million for the six months ended June 30, 2021 compared to $178.9 million for the six months ended June 30, 2020. The percentage leased was as follows for each segment as of June 30, 2021 and 2020:

	Percentage Leased(1)
	June 30,
	2021	2020
Office	90.3%	94.4%
Retail	91.1%	94.7%
Multifamily	87.8%	85.1%
Mixed-Use (2)	89.2%	95.7%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2021 or June 30, 2020, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $2.5 million, or (1)%, to $168.8 million for the six months ended June 30, 2021 compared to $171.3 million for the six months ended June 30, 2020. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$86,918	$85,261	$1,657	2	$86,914	$84,531	$2,383	3
Retail	44,009	46,376	(2,367)	(5)	44,009	46,375	(2,366)	(5)
Multifamily	23,640	23,704	(64)	—	23,640	23,704	(64)	—
Mixed-Use	14,202	15,959	(1,757)	(11)	—	—	—	—
	$168,769	$171,300	$(2,531)	(1)%	$154,563	$154,610	$(47)	—%

(1)The same-store portfolio excludes: (i) One Beach Street due to the renovation of the building; (ii) Waikiki Beach Walk Retail and Embassy SuitesTM Hotel due to significant spalling repair activity; and (iii) land held for development.
Total office rental revenue increased $1.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to higher annualized rents at La Jolla Commons and City Center Bellevue and Torrey Reserve partially offset by the decrease in rental revenue of approximately $0.7 million at One Beach Street due to the expiration of leases to allow for the modernization of the property and decrease at First & Main due to vacated tenant space. Same-store office rental revenue increased $2.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to higher annualized base rents at La Jolla Commons, Lloyd Portfolio, Torrey Reserve and City Center Bellevue.
Total retail rental revenue decreased $2.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease of $3.2 million in net basic monthly rent, offset by an increase in percentage rent of $1.2 million as certain tenants switched to alternate rent as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center, and Waikele Center as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate.
Mixed-use rental revenue decreased $1.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due a decrease in total mixed-use rental revenue of $1.3 million and a decrease in expense recoveries of $0.5 million as certain tenants were changed to alternate rent agreements. This decrease in the mixed-use retail portion was offset by a slight increase in hotel revenue as average occupancy and revenue per available room increased to 57% and $142 for the six months ended June 30, 2021, respectively, compared to 46% and $138 for six months ended June 30, 2020, respectively. We expect to see a steady increase in tourism and hotel occupancy in Oahu once the COVID-19 vaccine is available more globally and travel restrictions are lifted.
Other property income. Other property income decreased $0.5 million, or 7%, to $7.0 million for the six months ended June 30, 2021 compared to $7.6 million for the six months ended June 30, 2020. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$2,116	$3,128	$(1,012)	(32)	$1,944	$3,115	$(1,171)	(38)
Retail	746	942	(196)	(21)	746	942	(196)	(21)
Multifamily	1,651	1,584	67	4	1,651	1,584	67	4
Mixed-Use	2,513	1,898	615	32	—	—	—	—
	$7,026	$7,552	$(526)	(7)%	$4,341	$5,641	$(1,300)	(23)%
Total office other property income decreased $1.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the decrease in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main during the period as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic caused a substantial portion of our tenants employees and their guests to continue to partially work from home during the period.

Total retail other property income decreased $0.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the lease termination fees received at Alamo Quarry Market during 2020.
Total mixed-use other property income increased $0.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in rental other income at the hotel portion of our mixed-use property and an increase in parking income at the retail portion of our mixed-use property. These increases were partially offset by a decrease in excise tax. We expect to see a steady increase in tourism and hotel occupancy in Oahu once the COVID-19 vaccine is available more globally and travel restrictions are lifted.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $0.9 million, or 1%, to $60.4 million for the six months ended June 30, 2021, compared to $59.6 million for the six months ended June 30, 2020. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses decreased $1.1 million, or 3%, to $38.5 million for the six months ended June 30, 2021, compared to $39.5 million for the six months ended June 30, 2020. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$13,497	$13,816	$(319)	(2)	$13,097	$13,369	$(272)	(2)
Retail	7,240	7,113	127	2	7,240	7,113	127	2
Multifamily	7,574	7,489	85	1	7,574	7,489	85	1
Mixed-Use	10,139	11,131	(992)	(9)	—	—	—	—
	$38,450	$39,549	$(1,099)	(3)%	$27,911	$27,971	$(60)	—%
Total office rental expenses decreased $0.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to commercial rent tax at The Landmark at One Market, facilities services and supplies, and repairs and maintenance expenses as the "stay-at home" order issued by state and local governments related to the COVID-19 pandemic during the second quarter of 2020 caused a substantial portion of our tenants' employees to continue to work from home during the period. The decrease in same-store office rental expenses was partially offset by the increase in sublease expense related to the Annex Lease extension option exercised in March 2020, and an increase in insurance expense during the period.
Total retail rental expenses increased $0.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in insurance expense, utilities, day porter services and trash services as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during this period. The increase in retail rental expense was partially offset by a decrease in marketing and repair expenses during the period.
Total mixed-use rental expenses decreased $1.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to decrease in hotel room and rent expenses at the hotel portion of our mixed-use property during the period. The decrease in rental expenses at the hotel portion of our mixed use property is primarily due to the decrease in tourism and hotel occupancy in Oahu due to the COVID-19 pandemic. Additionally, the decrease in mixed-use rental expenses is also due to the decrease of general excise tax expenses and management fees, partially offset by an increase in personnel compensation at the retail portion of our mixed-use property during the period.

Real Estate Taxes. Real estate tax expense increased $2.0 million, or 10%, to $22.0 million for the six months ended June 30, 2021 compared to $20.0 million for the six months ended June 30, 2020. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$9,515	$9,578	$(63)	(1)	$9,400	$9,227	$173	2
Retail	6,937	5,125	1,812	35	6,937	5,125	1,812	35
Multifamily	3,410	3,334	76	2	3,410	3,335	75	2
Mixed-Use	2,104	1,969	135	7	—	—	—	—
	$21,966	$20,006	$1,960	10%	$19,747	$17,687	$2,060	12%
Same-store office real estate taxes increased $0.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in tax assessments at City Center Bellevue and First & Main during the period.
Retail real estate taxes increased $1.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a net real estate tax refund of approximately $2.3 million received during the second quarter of 2020 at Alamo Quarry Market for the tax assessments for 2016 through 2018.
Mixed-use real estate taxes increased $0.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in tax assessments for the hotel and retail portion of our mixed-use property.
Property Operating Income
Property operating income decreased $3.9 million, or 3%, to $115.4 million for the six months ended June 30, 2021, compared to $119.3 million for the six months ended June 30, 2020. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2021	2020			2021	2020
Office	$66,022	$64,995	$1,027	2	$66,361	$65,050	$1,311	2
Retail	30,578	35,080	(4,502)	(13)	30,578	35,079	(4,501)	(13)
Multifamily	14,307	14,465	(158)	(1)	14,307	14,464	(157)	(1)
Mixed-Use	4,472	4,757	(285)	(6)	—	—	—	—
	$115,379	$119,297	$(3,918)	(3)%	$111,246	$114,593	$(3,347)	(3)%
Total office property operating income increased $1.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to higher annualized rents at La Jolla Commons and City Center Bellevue and Torrey Reserve partially offset by the decrease in rental revenue of approximately $0.7 million at One Beach Street due to the expiration of leases to allow for the modernization of the property and decrease at First & Main due to vacated tenant space.
Total retail property operating income decreased $4.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease of $3.2 million in net basic monthly rent, offset by an increase in percentage rent of $1.2 million as certain tenants switched to alternate rent as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center, and Waikele Center as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. Additionally, the decrease in total retail property operating income was also due to the real estate tax refund at Alamo Quarry Market received during the second quarter of 2020.
Multifamily property operating income decreased $0.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in the average occupancy to 88.6% for the six months ended June 30, 2021 compared to 90.5% for the six months ended June 30, 2020, higher rent concessions at Hassalo on Eighth - Residential and increases in utilities, insurance expense and real estate taxes during the period. The decrease in multifamily property operating income was partially offset by an increase in average base rent per unit to $2,181 for the six months ended June 30, 2021 compared to $2,115 for the six months ended June 30, 2020, an increase in security deposits earned at Pacific Ridge Apartments and Loma Palisades and decreases in personnel costs and repairs and maintenance expenses during the period.

Total mixed-use property operating income decreased $0.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due a decrease in total mixed-use rental revenue of $1.3 million and a decrease in expense recoveries of $0.5 million as certain tenants were changed to alternate rent agreements. This decrease in the mixed-use retail portion was offset by a slight increase in hotel revenue as average occupancy and revenue per available room increased to 57% and $142 for the six months ended June 30, 2021, respectively, compared to 46% and $138 for six months ended June 30, 2020, respectively. We expect to see a steady increase in tourism and hotel occupancy in Oahu once the COVID-19 vaccine is available more globally and travel restrictions are lifted. Additionally, there was also a decrease in rental expenses for the hotel and retail portion of our mixed-use property, due to a decrease in hotel room and rent expenses at the hotel portion of our mixed-use property and a decrease of general excise tax expenses and management fees, partially offset by an increase in personnel compensation at the retail portion of our mixed-use property during the period.
Other
General and Administrative. General and administrative expenses increased $0.2 million, or 2%, to $13.7 million for the six months ended June 30, 2021, compared to $13.5 million for the six months ended June 30, 2020. This increase was primarily due to employee related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 2%, to $55.1 million for the six months ended June 30, 2021, compared to $54.0 million for the six months ended June 30, 2020. This increase was primarily due to higher depreciation and amortization at Embassy SuitesTM Hotel, Carmel Mountain Plaza, and The Landmark at One Market due to building and tenant improvements that were put into service in 2020 and 2021 and an increase in depreciation at One Beach Street attributed to the renovation and modernization of the building, substantially offset by lower depreciation and amortization at First & Main due to decreased capital expenditures in 2020.
Interest Expense. Interest expense increased $2.1 million, or 8%, to $28.9 million for the six months ended June 30, 2021 compared to $26.8 million for the six months ended June 30, 2020. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021, partially offset by a decrease in interest expense related to our repayment of the Series A Notes on January 26, 2021 decrease in weighted average interest rate for our Term Loan A, which became an unhedged variable rate loan when the interest rate swap expired on January 9, 2021, and an increase in capitalized interest related to our development projects.
Early Extinguishment of Debt. Early extinguishment of debt expense increased $4.3 million for the six months ended June 30, 2021 due to the repayment of the Senior Guaranteed Notes, Series A, with make-whole payments thereon, on January 26, 2021.
Other (Expense) Income, Net. Other (expense) income, net decreased $0.4 million, or 147%, to other expense, net of $0.1 million for the six months ended June 30, 2021, compared to other income, net of $0.3 million for the six months ended June 30, 2020 primarily due to the decrease in interest and investment income attributed to the lower yield on our average cash balance during the period and a decrease in income tax benefit related for our taxable REIT subsidiary.
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

As of June 30, 2021, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2021, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic is expected to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders. In the first half of 2021, we continued to receive rent deferment and other rent concession requests from some tenants and have been negotiating and executing lease modifications for the deferment of rent and other rent concessions. These rent deferments and other rent concessions will continue to adversely affect the Operating Partnership's cash flow from operations until the scheduled repayment period.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of June 30, 2021, we had the capacity to issue up to an additional $132.6 million in shares of common stock under the ATM equity program upon filing an updated prospectus supplement with the SEC. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2021, we held $368.3 million in cash and cash equivalents.
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
Cash Flows
Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020
Cash, cash equivalents, and restricted cash were $370.0 million and $150.1 million at June 30, 2021 and 2020, respectively.
Net cash provided by operating activities increased $7.6 million to $76.7 million for the six months ended June 30, 2021 compared to $69.1 million for the six months ended June 30, 2020. The increase in cash from operations was primarily due to an increase in rental revenue from our mixed-use property and an increase in rent collections from our retail portfolio.
Net cash used in investing activities decreased $2.0 million to $37.1 million for the six months ended June 30, 2021 compared to $39.1 million for the six months ended June 30, 2020. The decrease was primarily due to a decrease in leasing commissions for new tenants at First & Main, City Center Bellevue, Torrey Point and Lloyd Portfolio. During the three months ended June 30, 2021, we had taken a short term investment position in a marketable security, which was purchased and sold within the same quarter.
Net cash provided by financing activities increased $180.7 million to $191.3 million for the six months ended June 30, 2021 compared to cash used in financing activities of $10.6 million for the six months ended June 30, 2020. The increase in cash provided by financing activities was primarily due to the closing of our issuance of 3.375% Senior Notes on January 26, 2021, partially offset by the repayment of both the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2021 and 2020 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net operating income	$60,993	$56,167	$115,379	$119,297
General and administrative	(6,924)	(6,679)	(13,747)	(13,499)
Depreciation and amortization	(27,646)	(26,493)	(55,147)	(53,955)
Interest expense	(14,862)	(13,331)	(28,867)	(26,803)
Early extinguishment of debt	—	—	(4,271)	—
Other (expense) income, net	(74)	162	(127)	270
Net income	$11,487	$9,826	$13,220	$25,310

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
The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2021 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Funds from Operations (FFO)
Net income	$11,487	$13,220
Plus: Real estate depreciation and amortization	27,646	55,147
Funds from operations	39,133	68,367
Less: Nonforfeitable dividends on incentive restricted stock awards	(134)	(269)
FFO attributable to common stock and units	$38,999	$68,098
FFO per diluted share/unit	$0.51	$0.89
Weighted average number of common shares and units, diluted (1)	76,167,246	76,166,158
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

Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2021, we had $1.411 billion of fixed rate debt outstanding with an estimated fair value of $1.469 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. If interest rates at June 30, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $78.9 million. If interest rates at June 30, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $95.4 million. Additionally, we consider our $150.0 million, related to Term Loan B and Term Loan C, outstanding as of June 30, 2021 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement.
Variable Interest Rate Debt
At June 30, 2021, we had $250.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2021, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2021, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Agreement of Purchase and Sale and Joint Escrow Instructions between KW Fund V - Eastgate, LLC, as Seller, and AAT Eastgate, LLC, as Buyer, dated May 24, 2021
10.2*	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions between KW Fund V - Eastgate, LLC, as Seller, and AAT Eastgate, LLC, as Buyer, dated June 28, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	July 30, 2021	Date:	July 30, 2021