Form 10-Q
period 2021-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2021-10-29
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

American Assets Trust, Inc. had 60,472,065 shares of common stock, par value $0.01 per share, outstanding as of October 29, 2021.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2021 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2021, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,386,539	$3,155,280
Construction in progress	117,069	91,047
Held for development	547	547
	3,504,155	3,246,874
Accumulated depreciation	(823,198)	(754,140)
Real estate, net	2,680,957	2,492,734
Cash and cash equivalents	171,923	137,333
Restricted cash	1,716	1,716
Accounts receivable, net	7,421	6,938
Deferred rent receivables, net	80,369	72,476
Other assets, net	108,684	106,112
TOTAL ASSETS	$3,051,070	$2,817,309
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,955	$110,923
Unsecured notes payable, net	1,537,772	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	88,851	59,262
Security deposits payable	7,996	6,590
Other liabilities and deferred credits, net	86,805	91,300
Total liabilities	1,832,379	1,563,903
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,472,065 and 60,476,292 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	605	605
Additional paid-in capital	1,450,096	1,445,644
Accumulated dividends in excess of net income	(207,910)	(176,560)
Accumulated other comprehensive income	2,248	1,753
Total American Assets Trust, Inc. stockholders’ equity	1,245,039	1,271,442
Noncontrolling interests	(26,348)	(18,036)
Total equity	1,218,691	1,253,406
TOTAL LIABILITIES AND EQUITY	$3,051,070	$2,817,309
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
Rental income	$93,804	$80,759	$262,573	$252,059
Other property income	4,482	3,615	11,508	11,167
Total revenue	98,286	84,374	274,081	263,226
EXPENSES:
Rental expenses	23,466	19,208	61,916	58,757
Real estate taxes	9,644	11,491	31,610	31,497
General and administrative	6,827	6,438	20,574	19,937
Depreciation and amortization	30,680	26,914	85,827	80,869
Total operating expenses	70,617	64,051	199,927	191,060
OPERATING INCOME	27,669	20,323	74,154	72,166
Interest expense	(14,722)	(13,302)	(43,589)	(40,105)
Early extinguishment of debt	—	—	(4,271)	—
Other (expense) income, net	(52)	(531)	(179)	(261)
NET INCOME	12,895	6,490	26,115	31,800
Net income attributable to restricted shares	(145)	(87)	(417)	(260)
Net income attributable to unitholders in the Operating Partnership	(2,709)	(1,365)	(5,459)	(6,778)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$10,041	$5,038	$20,239	$24,762

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.17	$0.08	$0.34	$0.41
Weighted average shares of common stock outstanding - basic	59,990,343	59,825,174	59,986,844	59,757,709

Earnings per common share, diluted	$0.17	$0.08	$0.34	$0.41
Weighted average shares of common stock outstanding - diluted	76,171,880	76,118,032	76,168,381	76,115,456

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.25	$0.86	$0.75

COMPREHENSIVE INCOME
Net income	$12,895	$6,490	$26,115	$31,800
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	435	1,201	1,657	(4,900)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(274)	(332)	(824)	(997)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	—	—	(193)	—
Comprehensive income	13,056	7,359	26,755	25,903
Comprehensive income attributable to non-controlling interests	(2,744)	(1,555)	(5,604)	(5,530)
Comprehensive income attributable to American Assets Trust, Inc.	$10,312	$5,804	$21,151	$20,373
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	$1,253,406
Net income	—	—	—	1,394	—	339	1,733
Forfeiture of restricted stock	(4,006)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,932)	—	(4,531)	(21,463)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive gain - change in value of interest rate swaps	—	—	—	—	579	168	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	—	$—	$—	$—	$(152)	$(41)	(193)
Balance at March 31, 2021	60,472,286	$605	$1,447,128	$(192,098)	$1,964	$(22,160)	$1,235,439
Net income	—	—	—	9,076		2,411	11,487
Issuance of restricted stock	5,184	—	—	—	—	—	—
Forfeiture of restricted stock	(2,604)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,933)	—	(4,531)	(21,464)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	374	101	475
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Balance at June 30, 2021	60,474,866	$605	$1,448,612	$(199,955)	$2,122	$(24,238)	$1,227,146
Net income	—	—		10,186		2,709	12,895
Forfeiture of restricted stock	(2,801)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(18,141)	—	(4,854)	(22,995)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	342	93	435
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(216)	(58)	(274)
Balance at September 30, 2021	60,472,065	$605	$1,450,096	$(207,910)	$2,248	$(26,348)	$1,218,691

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	$1,293,672
Net income	—	—	—	12,172	—	3,312	15,484
Dividends declared and paid	—	—	—	(18,020)	—	(4,917)	(22,937)
Stock-based compensation	—	—	1,250	—	—	—	1,250
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(4,816)	(1,299)	(6,115)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(261)	(72)	(333)
Balance at March 31, 2020	60,068,228	$601	$1,453,264	$(150,226)	$603	$(23,221)	$1,281,021
Net income	—	—	—	7,725	$—	2,101	9,826
Issuance of restricted stock	6,008	—	—	—	—	—	—
Forfeiture of restricted stock	(318)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(12,015)	—	(3,278)	(15,293)
Stock-based compensation	—	—	1,252	—	—	—	1,252
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	10	4	14
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(261)	(71)	(332)
Balance at June 30, 2020	60,073,918	$601	$1,454,516	$(154,516)	$352	$(24,465)	$1,276,488
Net income	—	—	—	5,125	—	1,365	6,490
Conversion of operating partnership units	209,011	2	(12,003)	—	3	11,998	—
Dividends declared and paid	—	—	—	(15,071)	—	(4,045)	(19,116)
Stock-based compensation	—	—	1,251	—	—	—	1,251
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	940	261	1,201
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(261)	(71)	(332)
Balance at September 30, 2020	60,282,929	$603	$1,443,764	$(164,462)	$1,034	$(14,957)	$1,265,982

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$26,115	$31,800
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(13,536)	(20,025)
Depreciation and amortization	85,827	80,869
Amortization of debt issuance costs and debt discounts	1,734	1,109
Early extinguishment of debt	4,271	—
Provision for uncollectable rental income	(934)	10,803
Stock-based compensation expense	4,452	3,753
Unrealized loss on hedging activities	—	551
Other noncash interest expense	(824)	(997)
Other, net	(927)	(3,208)
Changes in operating assets and liabilities
Change in accounts receivable	941	(7,502)
Change in other assets	225	1,453
Change in accounts payable and accrued expenses	20,589	13,787
Change in security deposits payable	584	(1,787)
Change in other liabilities and deferred credits	1,115	(1,457)
Net cash provided by operating activities	129,632	109,149
INVESTING ACTIVITIES
Acquisition of real estate	(204,511)	—
Capital expenditures	(56,772)	(48,690)
Leasing commissions	(2,025)	(4,884)
Purchases of marketable securities	(47,760)	—
Proceeds from the sale of marketable securities	47,723	—
Net cash used in investing activities	(263,345)	(53,574)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)
Proceeds from unsecured line of credit	—	100,000
Repayment of unsecured line of credit	(100,000)	—
Proceeds from unsecured notes payable	494,675	—
Repayment of unsecured notes payable	(155,375)	—
Debt issuance costs	(5,075)	—
Proceeds from issuance of common stock, net	—	(119)
Dividends paid to common stock and unitholders	(65,922)	(57,346)
Net cash provided by (used in) financing activities	168,303	(8,468)
Net increase in cash and cash equivalents	34,590	47,107
Cash, cash equivalents and restricted cash, beginning of period	139,049	109,451
Cash, cash equivalents and restricted cash, end of period	$173,639	$156,558

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	171,923	155,327
Restricted cash	1,716	1,231
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$173,639	$156,558
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,386,539	$3,155,280
Construction in progress	117,069	91,047
Held for development	547	547
	3,504,155	3,246,874
Accumulated depreciation	(823,198)	(754,140)
Real estate, net	2,680,957	2,492,734
Cash and cash equivalents	171,923	137,333
Restricted cash	1,716	1,716
Accounts receivable, net	7,421	6,938
Deferred rent receivables, net	80,369	72,476
Other assets, net	108,684	106,112
TOTAL ASSETS	$3,051,070	$2,817,309
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,955	$110,923
Unsecured notes payable, net	1,537,772	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	88,851	59,262
Security deposits payable	7,996	6,590
Other liabilities and deferred credits, net	86,805	91,300
Total liabilities	1,832,379	1,563,903
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	(27,477)	(19,020)
General partner's capital, 60,472,065 and 60,476,292 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,242,791	1,269,689
Accumulated other comprehensive income	3,377	2,737
Total capital	1,218,691	1,253,406
TOTAL LIABILITIES AND CAPITAL	$3,051,070	$2,817,309

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
Rental income	$93,804	$80,759	$262,573	$252,059
Other property income	4,482	3,615	11,508	11,167
Total revenue	98,286	84,374	274,081	263,226
EXPENSES:
Rental expenses	23,466	19,208	61,916	58,757
Real estate taxes	9,644	11,491	31,610	31,497
General and administrative	6,827	6,438	20,574	19,937
Depreciation and amortization	30,680	26,914	85,827	80,869
Total operating expenses	70,617	64,051	199,927	191,060
OPERATING INCOME	27,669	20,323	74,154	72,166
Interest expense	(14,722)	(13,302)	(43,589)	(40,105)
Early extinguishment of debt	—	—	(4,271)	—
Other (expense) income, net	(52)	(531)	(179)	(261)
NET INCOME	12,895	6,490	26,115	31,800
Net income attributable to restricted shares	(145)	(87)	(417)	(260)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$12,750	$6,403	$25,698	$31,540

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.17	$0.08	$0.34	$0.41
Weighted average units outstanding - basic	76,171,880	76,118,032	76,168,381	76,115,456

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.17	$0.08	$0.34	$0.41
Weighted average units outstanding - diluted	76,171,880	76,118,032	76,168,381	76,115,456

DISTRIBUTIONS PER UNIT	$0.30	$0.25	$0.86	$0.75

COMPREHENSIVE INCOME
Net income	$12,895	$6,490	$26,115	$31,800
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	435	1,201	1,657	(4,900)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(274)	(332)	(824)	(997)
Reclassification of amortization of forward-starting swap realized gain included in early extinguishment of debt	—	—	(193)	—
Comprehensive income	13,056	7,359	26,755	25,903
Comprehensive income attributable to Limited Partners	(2,744)	(1,555)	(5,604)	(5,530)
Comprehensive income attributable to General Partner	$10,312	$5,804	$21,151	$20,373

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406
Net income	—	339	—	1,394	—	1,733
Forfeiture of restricted units	—	—	(4,006)	—	—	—
Distributions	—	(4,531)	—	(16,932)	—	(21,463)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive gain - change in value of interest rate swap	—	—	—	—	747	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Reclassification of amortization of forward-starting swap included in early extinguishment of debt	—	—	—	—	(193)	(193)
Balance at March 31, 2021	16,181,537	$(23,212)	60,472,286	$1,255,635	$3,016	$1,235,439
Net income	—	2,411	—	9,076	—	11,487
Issuance of restricted units	—	—	5,184	—	—	—
Forfeiture of restricted units	—	—	(2,604)	—	—	—
Distributions	—	(4,531)	—	(16,933)	—	(21,464)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	475	475
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at June 30, 2021	16,181,537	$(25,332)	60,474,866	$1,249,262	$3,216	$1,227,146
Net income	—	2,709	—	10,186	—	12,895
Forfeiture of restricted units	—	—	(2,801)	—	—	—
Distributions	—	(4,854)	—	(18,141)	—	(22,995)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	435	435
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(274)	(274)
Balance at September 30, 2021	16,181,537	$(27,477)	60,472,065	$1,242,791	$3,377	$1,218,691

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672
Net income	—	3,312	—	12,172	—	15,484
Distributions	—	(4,917)	—	(18,020)	—	(22,937)
Stock-based compensation	—	—	—	1,250	—	1,250
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(6,115)	(6,115)
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(333)	(333)
Balance at March 31, 2020	16,390,548	$(23,886)	60,068,228	$1,303,639	$1,268	$1,281,021
Net income	—	2,101	—	7,725	—	9,826
Issuance of restricted units	—	—	6,008	—	—	—
Forfeiture of restricted units	—	—	(318)	—	—	—
Distributions	—	(3,278)	—	(12,015)	—	(15,293)
Stock-based compensation	—	—	—	1,252	—	1,252
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	14	14
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(332)	(332)
Balance at June 30, 2020	16,390,548	$(25,063)	60,073,918	$1,300,601	$950	$1,276,488
Net income	—	1,365	—	5,125	—	6,490
Conversion of operating partnership units	(209,011)	12,001	209,011	(12,001)	—	—
Distributions	—	(4,045)	—	(15,071)	—	(19,116)
Stock-based compensation	—	—	—	1,251	—	1,251
Other comprehensive income - change in value of interest rate swap	—	—	—	—	1,201	1,201
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(332)	(332)
Balance at September 30, 2020	16,181,537	$(15,742)	60,282,929	$1,279,905	$1,819	$1,265,982

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$26,115	$31,800
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(13,536)	(20,025)
Depreciation and amortization	85,827	80,869
Amortization of debt issuance costs and debt discounts	1,734	1,109
Early extinguishment of debt	4,271	—
Provision for uncollectable rental income	(934)	10,803
Stock-based compensation expense	4,452	3,753
Unrealized loss on hedging activities	—	551
Other noncash interest expense	(824)	(997)
Other, net	(927)	(3,208)
Changes in operating assets and liabilities
Change in accounts receivable	941	(7,502)
Change in other assets	225	1,453
Change in accounts payable and accrued expenses	20,589	13,787
Change in security deposits payable	584	(1,787)
Change in other liabilities and deferred credits	1,115	(1,457)
Net cash provided by operating activities	129,632	109,149
INVESTING ACTIVITIES
Acquisition of real estate	(204,511)	—
Capital expenditures	(56,772)	(48,690)
Leasing commissions	(2,025)	(4,884)
Purchases of marketable securities	(47,760)	—
Proceeds from the sale of marketable securities	47,723	—
Net cash used in investing activities	(263,345)	(53,574)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)
Proceeds from unsecured line of credit	—	100,000
Repayment of unsecured line of credit	(100,000)	—
Proceeds from unsecured notes payable	494,675	—
Repayment of unsecured notes payable	(155,375)	—
Debt issuance costs	(5,075)	—
Contributions from American Assets Trust, Inc.	—	(119)
Distributions	(65,922)	(57,346)
Net cash provided by (used in) financing activities	168,303	(8,468)
Net increase in cash and cash equivalents	34,590	47,107
Cash, cash equivalents and restricted cash, beginning of period	139,049	109,451
Cash, cash equivalents and restricted cash, end of period	$173,639	$156,558

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$171,923	$155,327
Restricted cash	1,716	1,231
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$173,639	$156,558
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2021
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
We are a full service, vertically integrated, and self-administered REIT with approximately 203 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2021, we owned or had a controlling interest in 30 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2021, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
La Jolla Commons	One Beach Street	Corporate Campus East III
Torrey Reserve Campus	First & Main
Torrey Point	Lloyd Portfolio
Solana Crossing	City Center Bellevue
The Landmark at One Market	Eastgate Office Park

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
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
September 30, 2021
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Total interest costs incurred	$45,618	$40,892
Interest capitalized	$2,029	$787
Interest expense	$43,589	$40,105
Cash paid for interest, net of amounts capitalized	$42,311	$41,547
Cash paid for income taxes	$289	$684
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$10,119	$14,421
Accrued leasing commissions	$1,072	$989

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to our significant accounting policies during the nine months ended September 30, 2021.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, including the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement. The provision for doubtful accounts at September 30, 2021 and December 31, 2020 was approximately $6.2 million and $10.0 million, respectively.
Rent Concessions – COVID-19
During the third quarter of 2021, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). For the third quarter of 2021, we collected approximately $0.8 million or 96% of the deferred rent repayments due during the period.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

NOTE 2. REAL ESTATE
Property Asset Acquisitions
On July 7, 2021, we acquired Eastgate Office Park, consisting of an approximately 280,000 square feet, multi-tenant office campus in Bellevue, Washington. The purchase price was approximately $125 million, excluding closing costs of approximately $0.2 million.
On September 10, 2021, we acquired Corporate Campus East III in Bellevue, Washington, consisting of an approximately 161,000 square feet, multi-tenant office campus. The purchase price was approximately $84 million, less seller credits of (i) approximately $1.1 million of future rent abatement (ii) approximately $2.1 million of contractual tenant improvements and closing costs of approximately $0.1 million.
The properties were acquired with cash on hand.
The financial information set forth below summarizes the Company’s purchase price allocation for Eastgate Office Park and Corporate Campus East III during the nine months ended September 30, 2021 (in thousands):

	Eastgate Office Park	Corporate Campus East III
Land	$35,822	$23,203
Building	76,692	52,234
Land improvements	1,740	667
Furniture, fixtures, and equipment	4,305	3,091
Total real estate	118,559	79,195
Lease intangibles	7,023	5,341
Prepaid expenses and other assets	8	13
Assets acquired	$125,590	$84,549
Accounts payable and accrued expenses	$(31)	$(9)
Security deposits payable	(513)	(310)
Other liabilities and deferred credits	(535)	(3,844)
Liabilities assumed	$(1,079)	$(4,163)

The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of income. The remaining weighted average amortization period as of September 30, 2021, is 3.5 years and 5.5 years for Eastgate Office Park and Corporate Campus East III, respectively.

The following table summarizes the operating results for Eastgate Office Park and Corporate Campus East III included in the Company's historical consolidated statement of operations for the period of acquisition through September 30, 2021 (in thousands):

	Eastgate Office Park	Corporate Campus East III	Total
Revenues	$2,432	$364	$2,796
Operating expenses	$(2,572)	$(483)	$(3,055)
Operating loss	$(140)	$(119)	$(259)
Net loss attributable to American Assets Trust, Inc.	$(139)	$(119)	$(258)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
In-place leases	$67,215	$60,965
Accumulated amortization	(35,711)	(34,758)
Above market leases	2,532	5,389
Accumulated amortization	(2,373)	(5,268)
Acquired lease intangible assets, net	$31,663	$26,328
Below market leases	$58,655	$56,677
Accumulated accretion	(35,357)	(35,219)
Acquired lease intangible liabilities, net	$23,298	$21,458

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,350	$—	$2,350	$—	$2,059	$—	$2,059
Interest rate swap liability	$—	$2,874	$—	$2,874	$—	$4,531	$—	$4,531
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 1.9% to 3.7%.
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

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,955	$113,955	$110,923	$114,074
Unsecured term loans, net	$249,549	$250,000	$249,233	$250,000
Unsecured senior guaranteed notes, net	$797,850	$832,820	$947,444	$1,017,378
Senior unsecured notes, net	$490,373	$514,500	$—	$—
Unsecured line of credit, net	$—	$—	$99,151	$100,000

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
The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2021 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(1,925)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(949)
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
September 30, 2021
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasing commissions, net of accumulated amortization of $38,887 and $35,167, respectively	$37,709	$38,173
Acquired above market leases, net	159	121
Acquired in-place leases, net	31,504	26,207
Lease incentives, net of accumulated amortization of $914 and $802, respectively	611	994
Other intangible assets, net of accumulated amortization of $1,288 and $1,213, respectively	2,539	2,565
Debt issuance costs, net of accumulated amortization of $1,527 and $0, respectively	543	—
Right-of-use lease asset, net	26,824	29,350
Prepaid expenses and other	8,795	8,702
Total other assets	$108,684	$106,112

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Acquired below market leases, net	$23,298	$21,458
Prepaid rent and deferred revenue	14,075	14,518
Interest rate swap liability	2,874	4,531
Deferred rent expense and lease intangible	6	16
Deferred compensation	2,350	2,059
Deferred tax liability	573	570
Straight-line rent liability	15,142	18,049
Lease liability	28,455	30,060
Other liabilities	32	39
Total other liabilities and deferred credits, net	$86,805	$91,300
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of September 30, 2021 and December 31, 2020 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2021	December 31, 2020	as of September 30, 2021
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	111,000	111,000
Debt issuance costs, net of accumulated amortization of $376 and $345, respectively	(45)	(77)
Total Secured Notes Payable Outstanding	$110,955	$110,923

(1)Interest only.
Certain loans require us to comply with various financial covenants. As of September 30, 2021, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2021 and December 31, 2020 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2021	December 31, 2020	as of September 30, 2021
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2022
Senior Guaranteed Notes, Series A (2)	—	150,000	4.04%	(3)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(4)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(5)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(6)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(7)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(8)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(9)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	—	3.38%		February 1, 2031
	1,550,000	1,200,000
Debt discount and issuance costs, net of accumulated amortization of $9,128 and $8,856, respectively	(12,228)	(3,323)
Total Unsecured Notes Payable	$1,537,772	$1,196,677

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
September 30, 2021
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
Certain unsecured loans and notes require us to comply with various financial covenants. As of September 30, 2021, the Operating Partnership was in compliance with these financial covenants.

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

Second Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility has an accordion feature that may allow us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At September 30, 2021, there were no amounts outstanding under the Revolver Loan and we had incurred approximately $0.5 million of debt issuance costs, net, which are recorded in other assets, net on the consolidated balance sheets.
Borrowings under the Second Amended and Restated Credit Agreement initially bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. For the nine months ended September 30, 2021, the weighted average interest rate on the Revolver Loan was 1.19%.
The Revolver Loan initially matures on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six month period. The extension options are exercisable by us subject to the satisfaction of certain conditions.
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
September 30, 2021
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
As of September 30, 2021, the Operating Partnership was in compliance with the financial covenants in the Second Amended and Restated Credit Facility.
NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at September 30, 2021. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2021, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended September 30, 2021 and 2020 does not include the weighted average of 481,966 and 346,434 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the nine months ended September 30, 2021 and 2020 does not include the weighted average of 485,897 and 345,613 unvested Operating Partnership units, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On May 27, 2015, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the nine months ended September 30, 2021, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2021, we had the capacity to issue up to an additional $132.6 million in shares of our common stock under our ATM equity program upon filing an updated prospectus supplement with the SEC. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2021:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2021	$0.28	January 1, 2021 to March 31, 2021	March 25, 2021
Second Quarter 2021	$0.28	April 1, 2021 to June 30, 2021	June 24, 2021
Third Quarter 2021	$0.30	July 1, 2021 to September 30, 2021	September 23, 2021
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2021:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	491,957	$23.53
Granted	5,184	38.59
Vested	(6,008)	33.29
Forfeited	(9,411)	23.27
Nonvested at September 30, 2021	481,722	$23.58
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.5 million and $1.3 million in noncash compensation expense for the three months ended September 30, 2021 and 2020, respectively, which is included in general and administrative expense on the consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

We recognized $4.5 million and $3.8 million in noncash compensation expense for the nine months ended September 30, 2021 and 2020, respectively. Unrecognized compensation expense was $4.2 million at September 30, 2021.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 481,966 and 346,434 for the three months ended September 30, 2021 and 2020, respectively and 485,897 and 345,613 for the nine months ended September 30, 2021 and 2020, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2021 and 2020, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NUMERATOR
Net income	$12,895	$6,490	$26,115	$31,800
Less: Net income attributable to restricted shares	(145)	(87)	(417)	(260)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,709)	(1,365)	(5,459)	(6,778)
Net income attributable to common stockholders—basic	$10,041	$5,038	$20,239	$24,762
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$10,041	$5,038	$20,239	$24,762
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,709	1,365	5,459	6,778
Net income attributable to common stockholders—diluted	$12,750	$6,403	$25,698	$31,540
DENOMINATOR
Weighted average common shares outstanding—basic	59,990,343	59,825,174	59,986,844	59,757,709
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,292,858	16,181,537	16,357,747
Weighted average common shares outstanding—diluted	76,171,880	76,118,032	76,168,381	76,115,456

Earnings per common share, basic	$0.17	$0.08	$0.34	$0.41
Earnings per common share, diluted	$0.17	$0.08	$0.34	$0.41

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
September 30, 2021
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
A deferred tax liability is included in the other liabilities and deferred credits, net on our consolidated balance sheets of $0.6 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2021, we recorded income tax expense of $0.2 million and $0.5 million. For the three and nine months ended September 30, 2020, we recorded income tax expense of $0.0 million and $0.1 million.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $4.3 million based on operating performance through September 30, 2021.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas, and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 25.3% of total revenues for the nine months ended September 30, 2021. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 49.8% of total revenues for the nine months ended September 30, 2021. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2021 and 2020, no tenant accounted for more than 10% of our total rental revenue.
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
September 30, 2021
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
As of September 30, 2021, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2021 (three months ending December 31, 2021)	$55,108
2022	231,285
2023	215,130
2024	183,250
2025	161,934
Thereafter	489,326
Total	$1,336,033

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

Current annual payments under the operating leases are as follows, as of September 30, 2021 (in thousands):

Year Ending December 31,
2021 (three months ending December 31, 2021)	$796
2022	3,232
2023	3,328
2024	3,428
2025	3,531
Thereafter	19,710
Total lease payments	$34,025
Imputed interest	(5,570)
Present value of lease liability	$28,455

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$831	$999	$3,095	$2,788
Variable lease cost	—	—	—	—
Sublease income	(745)	(1,182)	(2,877)	(3,123)
Total lease (income) cost	$86	$(183)	$218	$(335)

Weighted-average remaining lease term - operating leases (in years)			9.8
Weighted-average discount rate - operating leases			3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,996	$2,557
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$27,321

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease rental income
Office	$45,855	$43,193	$132,229	$127,890
Retail	23,438	18,334	65,866	64,198
Multifamily	12,169	11,770	35,684	35,380
Mixed-use	2,618	902	6,851	7,338
Percentage rent	969	1,353	2,593	1,677
Hotel revenue	8,164	4,680	17,626	13,948
Other	591	527	1,724	1,628
Total rental income	$93,804	$80,759	$262,573	$252,059
Lease rental income includes $3.8 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and $10.8 million and $14.0 million for the nine months ended September 30, 2021 and 2020, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.8 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $2.4 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental operating	$11,014	$9,501	$30,165	$28,078
Hotel operating	5,429	3,153	12,287	10,893
Repairs and maintenance	4,492	4,199	12,263	12,816
Marketing	470	498	1,174	1,384
Rent	856	1,029	3,166	2,834
Hawaii excise tax	794	556	1,960	1,928
Management fees	411	272	901	824
Total rental expenses	$23,466	$19,208	$61,916	$58,757

NOTE 15. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and investment income	$98	$32	$272	$415
Income tax expense	(150)	(12)	(451)	(127)
Other non-operating expense	—	(551)	—	(549)
Total other (expense) income, net	$(52)	$(531)	$(179)	$(261)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our CEO, President, and Chairman of Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.2 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the nine months ended September 30, 2021 and 2020, we incurred approximately $0.2 million and $0.0 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady or the Ernest Rady Trust U/D/T March 13, 1983) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.8 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Office
Property revenue	$47,433	$44,821	$136,467	$133,210
Property expense	(13,016)	(11,595)	(36,029)	(34,989)
Segment profit	34,417	33,226	100,438	98,221
Total Retail
Property revenue	24,541	20,621	69,296	67,939
Property expense	(5,745)	(7,795)	(19,922)	(20,033)
Segment profit	18,796	12,826	49,374	47,906
Total Multifamily
Property revenue	13,085	12,564	38,376	37,852
Property expense	(6,213)	(5,603)	(17,197)	(16,426)
Segment profit	6,872	6,961	21,179	21,426
Total Mixed-Use
Property revenue	13,227	6,368	29,942	24,225
Property expense	(8,136)	(5,706)	(20,378)	(18,806)
Segment profit	5,091	662	9,564	5,419
Total segments’ profit	$65,176	$53,675	$180,555	$172,972
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segments’ profit	$65,176	$53,675	$180,555	$172,972
General and administrative	(6,827)	(6,438)	(20,574)	(19,937)
Depreciation and amortization	(30,680)	(26,914)	(85,827)	(80,869)
Interest expense	(14,722)	(13,302)	(43,589)	(40,105)
Early extinguishment of debt	—	—	(4,271)	—
Other income (expense), net	(52)	(531)	(179)	(261)
Net income	12,895	6,490	26,115	31,800
Net income attributable to restricted shares	(145)	(87)	(417)	(260)
Net income attributable to unitholders in the Operating Partnership	(2,709)	(1,365)	(5,459)	(6,778)
Net income attributable to American Assets Trust, Inc. stockholders	$10,041	$5,038	$20,239	$24,762

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2021
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2021	December 31, 2020
Net Real Estate
Office	$1,528,715	$1,317,107
Retail	594,491	607,918
Multifamily	383,095	389,804
Mixed-Use	174,656	177,905
	$2,680,957	$2,492,734
Secured Notes Payable (1)
Office	$111,000	$111,000
	$111,000	$111,000
(1)Excludes debt issuance costs of $0.0 million and $0.1 million for each of the periods ended September 30, 2021 and December 31, 2020, respectively.
Capital expenditures for each segment for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capital Expenditures (1)
Office	$17,601	$12,572	$48,471	$40,053
Retail	1,317	747	4,817	7,110
Multifamily	2,121	800	4,117	2,944
Mixed-Use	704	322	1,392	3,467
	$21,743	$14,441	$58,797	$53,574
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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of September 30, 2021, our portfolio was comprised of twelve retail shopping centers; eleven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of September 30, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Portland, Oregon; Bellevue, Washington; and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of September 30, 2021. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions
On July 7, 2021, we acquired Eastgate Office Park, consisting of an approximately 280,000 square foot, multi-tenant office campus in the premier I-90 corridor submarket of Bellevue, Washington. The purchase price was approximately $125 million, excluding closing costs and prorations.
On September 10, 2021, we acquired Corporate Campus East III, consisting of approximately 161,000 square foot, multi-tenant office campus, less than five minutes away from downtown Bellevue, Washington. The purchase price was approximately $84 million, excluding closing costs and prorations.
We acquired Eastgate Office Park and Corporate Campus East III with cash on hand.
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
While there is judgment surrounding changes in designations, we typically reclassify significant development, redevelopment or expansion properties into same-store properties once they are stabilized. Properties are deemed stabilized typically at the earlier of (i) reaching 90% occupancy or (ii) four quarters following a property's inclusion in operating real estate. We typically remove properties from same-store properties when the development, redevelopment or expansion has or is expected to have a significant impact on the property's annualized base rent, occupancy and operating income within the calendar year. Our evaluation of significant impact related to development, redevelopment or expansion activity is based on quantitative and qualitative measures including, but not limited to, the following: the total budgeted cost of planned construction activity compared to the property’s annualized base rent, occupancy and property operating income within the calendar year; percentage of development, redevelopment or expansion square footage to total property square footage; and the ability to maintain historic occupancy and rental rates. In consideration of these measures, we generally remove properties from same-store properties when we see a decline in a property's annualized base rent, occupancy and operating income within the calendar year as a direct result of ongoing redevelopment, development or expansion activity. Acquired properties are classified into same-store properties once we have owned such properties for the entirety of comparable period(s) and the properties are not under significant development or expansion.

Below is a summary of our same-store composition for the three and nine months ended September 30, 2021 and 2020. For the three months ended September 30, 2021, Waikele Center was reclassified to same-store properties when compared to the designation for the three months ended September 30, 2020 as redevelopment activity at the property is on hold for the near future and is comparable for the three months ended September 30, 2021. One Beach Street is classified as a non-same-store property due to redevelopment activity to renovate the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity previously disrupting the hotel portion of the property's operations. Eastgate Office Park is classified as a non-same-store property, as it was acquired on July 7, 2021. Corporate Campus East III is also classified as a non-same-store property, as it was acquired on September 10, 2021.

For the nine months ended September 30, 2021, One Beach Street was reclassified to non-same-store properties when compared to the designation for the nine months ended September 30, 2020 due to redevelopment activity to renovate the property. Waikele Center was reclassified to same-store properties as redevelopment activity is on hold for the near future. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to spalling repair activity disrupting the hotel portion of the properties operations. Eastgate Office Park is classified as a non-same-store property, as it was acquired on July 7, 2021. Corporate Campus East III is also classified as a non-same-store property, as it was acquired on September 10, 2021.

In our determination of same-store and redevelopment same-store properties for the nine months ended September 30, 2021, One Beach Street have been identified as same-store redevelopment properties due to significant redevelopment activity. Retail same-store net operating income increased approximately 3.1% for the nine months ended September 30, 2021 compared to the same period in 2020. Office same-store net operating income increased 0.7% for the nine months ended September 30, 2021 compared to the same period in 2020. Office redevelopment same-store net operating income increased 0.1% for the nine months ended September 30, 2021 compared to the same period in 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Same-Store	26	25	26	24
Non-Same-Store	4	3	4	4
Total Properties	30	28	30	28

Redevelopment Same-Store	27	27	27	26

Total Development Properties	3	3	3	3

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

COVID-19

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will impact our tenants and business partners. We are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic (including future mutations of the COVID-19 virus), the ongoing actions taken to contain the pandemic or mitigate its impact, the availability and adoption of COVID-19 vaccines and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to rapidly evolve. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have at various points in time, reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, social distancing measures, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Though certain restrictions have expired in our markets, the Company cannot predict when remaining restrictions or social distancing measures currently in place will expire. Even after certain of such restrictions are lifted or reduced, it is unclear how lingering concerns of COVID-19 transmission and sensitivities to the transmission of other diseases will impact the willingness of customers to visit certain of our tenants' businesses. As a result, the COVID-19 pandemic has and continues to negatively impact almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will ultimately have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. For the third quarter of 2021, we have collected to date approximately 99% of office rents, 94% of retail rents (including retail component of Waikiki Beach Walk) and 93% of multifamily rents that were due during the third quarter of 2021. Additionally, for the third quarter of 2021, we collected approximately $0.8 million or 96% of the deferred rent repayments due during the period.

We believe the company's financial condition and liquidity are currently strong. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company's future results, we believe our efficient business model and ongoing steps we have taken to strengthen our balance sheet continues to position us to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

We remain encouraged by our portfolio’s increasing rent collection percentages as well as the broader macroeconomic conditions related to the ongoing transition back to a fully opened economy. While we continue to monitor the COVID-19 vaccination response and economic initiatives undertaken by the Biden administration, we are hopeful that a continued reopening of the economy in the fourth quarter of 2021 and through 2022 will result in both job growth and an increase in gross domestic product as compared to 2020.

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
During the three months ended September 30, 2021, we signed 6 office leases for a total of 13,064 square feet of office space including 9,269 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 8.4% and 13.5%, respectively. New office leases for comparable spaces were signed for 6,451 square feet at an average rental rate increase on a cash and GAAP basis of 12.0% and 16.5%, respectively. Renewals for comparable office spaces were signed for 2,818 square feet at an average rental rate increase on a cash and GAAP basis of 2.7% and 8.1%, respectively. Tenant improvements and incentives were $39.17 per square foot of office space for comparable new leases for the three months ended September 30, 2021, mainly due to tenants at Lloyd Portfolio.

During the three months ended September 30, 2021, we signed 30 retail leases for a total of 129,325 square feet of retail space including 116,877 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of (2.2)% and increase on a GAAP basis of 6.7%, respectively. New retail leases for comparable spaces were signed for 7,000 square feet at an average rental rate increase on a cash and GAAP basis of 34.6% and 74.6%, respectively. Renewals for comparable retail spaces were signed for 109,877 square feet at an average rental rate decrease on a cash basis of (3.6)% and increase on a GAAP basis of 3.4%, respectively. Tenant improvements and incentives were $215.00 per square foot of retail space for comparable new leases for the three months ended September 30, 2021, mainly due to tenants at Alamo Quarry Market.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $14.8 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. We capitalized external and internal costs related to both development and redevelopment activities combined of $34.6 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively.

We capitalized external and internal costs related to other property improvements combined of $8.8 million and $9.0 million for the three months ended September 30, 2021 and 2020, respectively. We capitalized external and internal costs related to other property improvements totaling $31.7 million and $42.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $0.8 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. We capitalized interest costs related to development activities of $2.0 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020
The following summarizes our consolidated results of operations for the three months ended September 30, 2021 compared to our consolidated results of operations for the three months ended September 30, 2020. As of September 30, 2021, our operating portfolio was comprised of 30 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.1 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of September 30, 2020, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property,

2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2020, we owned land at three of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2021	2020
Revenues
Rental income	$93,804	$80,759	$13,045	16%
Other property income	4,482	3,615	867	24
Total property revenues	98,286	84,374	13,912	16
Expenses
Rental expenses	23,466	19,208	4,258	22
Real estate taxes	9,644	11,491	(1,847)	(16)
Total property expenses	33,110	30,699	2,411	8
Total property income	65,176	53,675	11,501	21
General and administrative	(6,827)	(6,438)	(389)	6
Depreciation and amortization	(30,680)	(26,914)	(3,766)	14
Interest expense	(14,722)	(13,302)	(1,420)	11
Other (expense) income, net	(52)	(531)	479	(90)
Net income	12,895	6,490	6,405	99
Net income attributable to restricted shares	(145)	(87)	(58)	67
Net income attributable to unitholders in the Operating Partnership	(2,709)	(1,365)	(1,344)	98
Net income attributable to American Assets Trust, Inc. stockholders	$10,041	$5,038	$5,003	99%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $13.9 million, or 16%, to $98.3 million for the three months ended September 30, 2021 compared to $84.4 million for the three months ended September 30, 2020. The percentage leased was as follows for each segment as of September 30, 2021 and 2020:

	Percentage Leased(1)
	September 30,
	2021	2020
Office	90.2%	93.8%
Retail	91.7%	95.0%
Multifamily	97.1%	87.5%
Mixed-Use (2)	86.6%	87.8%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2021 or 2020, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the increase in collections, increase in occupancy at Waikiki Beach Walk Embassy Suites™ Hotel and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $13.0 million, or 16%, to $93.8 million for the three months ended September 30, 2021 compared to $80.8 million for the three months ended September 30, 2020. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$46,174	$43,453	$2,721	6	$43,767	$43,165	$602	1
Retail	24,174	19,850	4,324	22	24,174	19,850	4,324	22
Multifamily	12,224	11,821	403	3	12,224	11,821	403	3
Mixed-Use	11,232	5,635	5,597	99	—	—	—	—
	$93,804	$80,759	$13,045	16%	$80,165	$74,836	$5,329	7%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Waikiki Beach Walk - Embassy Suites™ and Waikiki Beach Walk - Retail, due to significant spalling repair activity; (iii) Eastgate Office Park which was acquired on July 7, 2021; (iv) Corporate Campus East III which was acquired on September 10, 2021 and (iv) land held for development.
Total office rental revenue increased $2.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the new acquisitions of Eastgate Office Park and Corporate Campus East III, which accounted for $2.8 million of the increase. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property. Same store office rental revenue increased by $0.6 million due to higher annualized base rents at La Jolla Commons, City Center Bellevue and Torrey Point.
Total retail rental revenue increased $4.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to approximately $4.6 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza, Del Monte Center and The Shops at Kalakaua. This increase was offset by a decrease in cost recoveries of $0.2 million as these same tenants changed to alternate rent or had lease modifications.
Multifamily revenue increased $0.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an overall increase in occupancy of 94.7% for the three months ended September 30, 2021 compared to 87.2% for the three months ended September 30, 2020. This increase in rental revenue due to higher occupancy is offset by a decrease in average monthly base rent of $2,090 for the three months ended September 30, 2021 compared to $2,193 for the three months ended September 30, 2020, primarily due to decreases at Hassalo on Eighth - Residential.
Total mixed-use rental revenue increased $5.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the lifting of COVID-19 travel restrictions late during the first quarter of 2021, which led to an increase in average occupancy and revenue per available room to 78% and $240 for the three months ended September 30, 2021, respectively, compared to 66% and $138 for three months ended September 30, 2020, respectively. We expect to see a steady increase in tourism and hotel occupancy in Oahu once the COVID-19 vaccine is available more globally and travel restrictions are lifted. The increase in total mixed-use rental revenue is also attributed to approximately $2.1 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.

Other property income. Other property income increased $0.9 million, or 24%, to $4.5 million for the three months ended September 30, 2021 compared to $3.6 million for the three months ended September 30, 2020. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$1,259	$1,368	$(109)	(8)	$1,086	$1,361	$(275)	(20)
Retail	367	771	(404)	(52)	367	771	(404)	(52)
Multifamily	861	743	118	16	861	743	118	16
Mixed-Use	1,995	733	1,262	172	—	—	—	—
	$4,482	$3,615	$867	24%	$2,314	$2,875	$(561)	(20)%
Office other property income decreased $0.1 million for the three months ended September 30, 2021 primarily due to a decrease in lease termination fees received at City Center Bellevue. This decrease was offset by an increase in parking garage income at First & Main and Lloyd Portfolio.
Retail other property income decreased $0.4 million for the three months ended September 30, 2021 primarily due to a decrease in lease termination fees received at Carmel Country Plaza and Del Monte Center during 2020.
Multifamily other property income increased by $0.1 million for the three months ended September 30, 2021 primarily due to an increase in parking garage income at Hassalo on Eighth - Residential, meter and laundry income at Loma Palisades and credit check fees at Pacific Ridge Apartments and Hassalo on Eighth - Residential.
Mixed-use other property income increased $1.3 million for the three months ended September 30, 2021 primarily due an increase in room rental income and excise tax at the hotel portion and an increase in parking garage income at the retail portion of our mixed-use property. These increase are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $2.4 million, or 8%, to $33.1 million, for the three months ended September 30, 2021 compared to $30.7 million for the three months ended September 30, 2020.
Rental Expenses. Rental expenses increased $4.3 million, or 22%, to $23.5 million for the three months ended September 30, 2021 compared to $19.2 million for the three months ended September 30, 2020. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$7,959	$6,744	$1,215	18	$7,330	$6,527	$803	12
Retail	3,765	3,913	(148)	(4)	3,765	3,913	(148)	(4)
Multifamily	4,469	3,897	572	15	4,470	3,897	573	15
Mixed-Use	7,273	4,654	2,619	56	—	—	—	—
	$23,466	$19,208	$4,258	22%	$15,565	$14,337	$1,228	9%
Office rental expense increased $1.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to $0.4 million related to the acquisition of Eastgate Office Park and Corporate Campus East III. Same-store office rental expenses increased $0.8 million due to an increase in utilities, facility services, repairs and maintenance and insurance expenses as the "stay-at home" orders issued by state and local governments related to the COVID-19 pandemic were relaxed in early 2021 and our tenants' employees have started returning to the office in-person.
Retail rental expense decreased $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a decrease in repairs and maintenance and marketing expenses in the period, partially offset by an increase in insurance expense, and facilities services as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased earlier in 2021.

Multifamily rental expense increased $0.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in repairs and maintenance, day porter and facilities services, utilities expenses and insurance expense.
Mixed-use rental expense increased $2.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in hotel room expenses, personnel expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Real Estate Taxes. Real estate taxes increased $1.8 million, or 16%, to $9.6 million for the three months ended September 30, 2021 compared to $11.5 million for the three months ended September 30, 2020. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$5,057	$4,851	$206	4	$4,797	$4,672	$125	3
Retail	1,980	3,882	(1,902)	(49)	1,980	3,882	(1,902)	(49)
Multifamily	1,744	1,706	38	2	1,743	1,706	37	2
Mixed-Use	863	1,052	(189)	(18)	—	—	—	—
	$9,644	$11,491	$(1,847)	(16)%	$8,520	$10,260	$(1,740)	(17)%
Office real estate taxes increased $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the acquisition of Eastgate Office Park and Corporate Campus East III during the third quarter of 2021. Same-store office real estate taxes increased $0.1 million primarily due to higher tax assessments at City Center Bellevue, Landmark and First & Main during the period.
Retail real estate taxes decreased $1.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a real estate tax refund received during the third quarter of 2021 for approximately $1.6 million at Alamo Quarry Market for the tax assessments for 2019 through 2020. Additionally, there was a decrease in the overall tax bill of $0.4 million at Alamo Quary Market for the year 2021. These decreases were offset by $0.2 million in 2021 real estate tax consultant fees.
Mixed-use real estate taxes decreased $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which the Honolulu County reduced the tax burden for hotels for 2021 through 2022.
Property Operating Income
Property operating income increased $11.5 million, or 21%, to $65.2 million for the three months ended September 30, 2021, compared to $53.7 million for the three months ended September 30, 2020. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$34,417	$33,226	$1,191	4	$32,726	$33,327	$(601)	(2)
Retail	18,796	12,826	5,970	47	18,796	12,826	5,970	47
Multifamily	6,872	6,961	(89)	(1)	6,872	6,961	(89)	(1)
Mixed-Use	5,091	662	4,429	669	—	—	—	—
	$65,176	$53,675	$11,501	21%	$58,394	$53,114	$5,280	10%
Total office property operating income increased $1.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the new acquisitions of Eastgate Office Park and Corporate Campus East III, offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property. Same-store office property operating income decreased by $0.6 million due to a decrease in lease termination fees, higher rental expenses as the stay-at-home orders issued by state and local governments related to the COVID-19 pandemic were relaxed in early 2021 and an increase in real estate taxes due to higher tax assessments.

Total retail property operating income increased $6.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase of $4.6 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants, and a decrease in real estate taxes of $1.9 million primarily due to a real estate tax refund received during the third quarter of 2021 at Alamo Quarry Market for the tax assessments for 2019 through 2020.
Total mixed-use property operating income increased $4.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the lifting of COVID-19 travel restrictions late during the first quarter of 2021, which led to an increase in average occupancy and revenue per available room to 78% and $240 for the three months ended September 30, 2021, respectively, compared to 66% and $138 for three months ended September 30, 2020, respectively. The increase in total mixed-use rental revenue is also attributed to approximately $2.1 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property. These increases in mixed-use property operating income were partially offset by an increase in hotel room expenses, personnel expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Other
General and Administrative. General and administrative expenses increased to $6.8 million for the three months ended September 30, 2021, compared to $6.4 million for the three months ended September 30, 2020. This increase was primarily due to an increase in employee-related costs and corporate legal expenses.
Depreciation and Amortization. Depreciation and amortization expense increased to $30.7 million for the three months ended September 30, 2021, compared to $26.9 million for the three months ended September 30, 2020. This increase was primarily due to $2.3 million related to the new acquisitions of Eastgate Office Park and Corporate Campus East III during the third quarter of 2021. Additionally, there was higher depreciation and amortization at Carmel Mountain Plaza, due to acceleration of depreciation on assets related to tenant vacating space, and The Landmark at One Market due new tenant improvements that were put into service in 2020 and 2021
Interest Expense. Interest expense increased $1.4 million, or 11%, to $14.7 million for the three months ended September 30, 2021, compared to $13.3 million for the three months ended September 30, 2020. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021 partially offset by a decrease in interest expense related to our repayment of the Series A Notes on January 26, 2021, decrease in weighted average interest rate for our Term Loan A, which became an unhedged variable rate loan when the interest rate swap expired on January 9, 2021, decrease in the Revolver Loan interest expense and an increase in capitalized interest related to our development projects.
Other (Expense) Income, Net. Other (expense) income, net decreased $0.5 million, or 90%, to other expense, net of $0.1 million for the three months ended September 30, 2021, compared to other expense, net of $0.5 million for the three months ended September 30, 2020 primarily due to the decrease in income tax benefit for our taxable REIT subsidiary.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
The following summarizes our consolidated results of operations for the nine months ended September 30, 2021 compared to our consolidated results of operations for the nine months ended September 30, 2020.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2021	2020
Revenues
Rental income	$262,573	$252,059	$10,514	4%
Other property income	11,508	11,167	341	3
Total property revenues	274,081	263,226	10,855	4
Expenses
Rental expenses	61,916	58,757	3,159	5
Real estate taxes	31,610	31,497	113	—
Total property expenses	93,526	90,254	3,272	4
Total property income	180,555	172,972	7,583	4
General and administrative	(20,574)	(19,937)	(637)	3
Depreciation and amortization	(85,827)	(80,869)	(4,958)	6
Interest expense	(43,589)	(40,105)	(3,484)	9
Early extinguishment of debt	(4,271)	—	(4,271)	100
Other (expense) income, net	(179)	(261)	82	(31)
Net income	26,115	31,800	(5,685)	(18)
Net income attributable to restricted shares	(417)	(260)	(157)	60
Net income attributable to unitholders in the Operating Partnership	(5,459)	(6,778)	1,319	(19)
Net income attributable to American Assets Trust, Inc. stockholders	$20,239	$24,762	$(4,523)	(18)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $10.9 million, or 4%, to $274.1 million for the nine months ended September 30, 2021 compared to $263.2 million for the nine months ended September 30, 2020. The percentage leased was as follows for each segment as of September 30, 2021 and 2020:

	Percentage Leased(1)
	September 30,
	2021	2020
Office	90.2%	93.8%
Retail	91.7%	95.0%
Multifamily	97.1%	87.5%
Mixed-Use (2)	86.6%	87.8%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2021 or September 30, 2020, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $10.5 million, or 4%, to $262.6 million for the nine months ended September 30, 2021 compared to $252.1 million for the nine months ended September 30, 2020. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$133,092	$128,714	$4,378	3	$130,681	$127,696	$2,985	2
Retail	68,183	66,226	1,957	3	68,183	66,226	1,957	3
Multifamily	35,864	35,525	339	1	35,864	35,525	339	1
Mixed-Use	25,434	21,594	3,840	18	—	—	—	—
	$262,573	$252,059	$10,514	4%	$234,728	$229,447	$5,281	2%

(1)The same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Waikiki Beach Walk - Embassy Suites™ and Waikiki Beach Walk - Retail, due to significant spalling repair activity; (iii) Eastgate Office Park which was acquired on July 7, 2021; (iv) Corporate Campus East III which was acquired on September 10, 2021 and (iv) land held for development.
Total office rental revenue increased $4.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the new acquisitions of Eastgate Office Park and Corporate Campus East III, which accounted for $2.8 million of the increase. This was offset by a decrease in rental revenue at One Beach Street due to expiration of leases to allow for modernization of the property. Same store office rental revenue increased by $3.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to higher annualized base rents at La Jolla Commons, City Center Bellevue, and Torrey Point, offset by a decrease at First & Main due to delay in timing of tenant possession of leased space.
Retail rental revenue increased $2.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to approximately $2.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at Carmel Mountain Plaza, Hassalo on Eighth - Retail, Solana Beach Towne Centre, Del Monte Center and Geary Marketplace, as the temporary store closures or restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic caused the financial condition of certain tenants to deteriorate. This increase was offset by a decrease in cost recoveries of $0.4 million as these same tenants changed to alternate rent or had lease modifications.
Multifamily revenue increased $0.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an overall increase in occupancy of 90.6% for the nine months ended September 30, 2021 compared to 89.4% for the nine months ended September 30, 2020. Additionally, average monthly base rent increased to $2,149 for the nine months ended September 30, 2021 compared to $2,140 for the nine months ended September 30, 2020, primarily due to increases at San Diego multifamily properties.
Mixed-use rental revenue increased $3.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase of $3.7 million related to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions late during the first quarter of 2021, which led to an increase in average occupancy and revenue per available room to 64.3% and $175 for the nine months ended September 30, 2021, respectively, compared to 52.8% and $138 for the nine months ended September 30, 2020, respectively. Waikiki Beach Walk retail portion increased $0.2 million as tenants were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants.

Other property income. Other property income increased $0.3 million, or 3%, to $11.5 million for the nine months ended September 30, 2021 compared to $11.2 million for the nine months ended September 30, 2020. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$3,375	$4,496	$(1,121)	(25)	$3,030	$4,476	$(1,446)	(32)
Retail	1,113	1,713	(600)	(35)	1,113	1,713	(600)	(35)
Multifamily	2,512	2,327	185	8	2,512	2,327	185	8
Mixed-Use	4,508	2,631	1,877	71	—	—	—	—
	$11,508	$11,167	$341	3%	$6,655	$8,516	$(1,861)	(22)%
Office other property income decreased $1.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to decrease in parking garage income at Lloyd Portfolio and City Center Bellevue and a decrease in tenant improvement management fees received at La Jolla Commons and Lloyd Portfolio in 2020.
Retail other property income decreased $0.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the lease termination fees received at Alamo Quarry Market and Carmel Country Plaza during 2020.
Multifamily other property income increased $0.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily to an increase in security deposits earned at Pacific Ridge Apartments and Loma Palisades, parking garage income at Hassalo on Eighth - Residential and credit check fees at Pacific Ridge Apartments and Hassalo on Eighth - Residential.
Total mixed-use other property income increased $1.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in other room rental income and rent excise tax at the hotel portion and an increase in parking garage income at the retail portion of our mixed-use property. We expect to see a steady increase in tourism and hotel occupancy in Oahu once the COVID-19 vaccine is available more globally and travel restrictions are lifted.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.3 million, or 4%, to $93.5 million for the nine months ended September 30, 2021, compared to $90.3 million for the nine months ended September 30, 2020. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $3.2 million, or 5%, to $61.9 million for the nine months ended September 30, 2021, compared to $58.8 million for the nine months ended September 30, 2020. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$21,457	$20,560	$897	4	$20,427	$19,896	$531	3
Retail	11,005	11,026	(21)	—	11,005	11,026	(21)	—
Multifamily	12,043	11,386	657	6	12,044	11,386	658	6
Mixed-Use	17,411	15,785	1,626	10	—	—	—	—
	$61,916	$58,757	$3,159	5%	$43,476	$42,308	$1,168	3%
Office rental expenses increased $0.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in sublease expense related to the Annex Lease extension option exercised in March 2020, property insurance expense, and utilities expenses as the "stay-at-home" orders issued by the state and local governments related to the COVID-19 pandemic were relaxed in early 2021 and our tenants' employees have started returning to the office in-person.

Multifamily rental expenses increased $0.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in day porter and facilities services, utilities expenses and insurance expense, as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during this period.
Total mixed-use rental expenses increased $1.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in hotel room expenses and personnel expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Real Estate Taxes. Real estate tax expense increased $0.1 million, or 0%, to $31.6 million for the nine months ended September 30, 2021 compared to $31.5 million for the nine months ended September 30, 2020. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$14,572	$14,429	$143	1	$14,197	$13,899	$298	2
Retail	8,917	9,007	(90)	(1)	8,917	9,007	(90)	(1)
Multifamily	5,154	5,040	114	2	5,153	5,040	113	2
Mixed-Use	2,967	3,021	(54)	(2)	—	—	—	—
	$31,610	$31,497	$113	—%	$28,267	$27,946	$321	1%
Same-store office real estate taxes increased $0.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in tax assessments at City Center Bellevue, Landmark and First & Main during the period.
Multifamily real estate taxes increased $0.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in tax assessments for Loma Palisades, Pacific Ridge Apartments, and Hassalo on Eighth - Residential.
Property Operating Income
Property operating income increased $7.6 million, or 4%, to $180.6 million for the nine months ended September 30, 2021, compared to $173.0 million for the nine months ended September 30, 2020. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2021	2020			2021	2020
Office	$100,438	$98,221	$2,217	2	$99,087	$98,377	$710	1
Retail	49,374	47,906	1,468	3	49,374	47,906	1,468	3
Multifamily	21,179	21,426	(247)	(1)	21,179	21,426	(247)	(1)
Mixed-Use	9,564	5,419	4,145	76	—	—	—	—
	$180,555	$172,972	$7,583	4%	$169,640	$167,709	$1,931	1%
Total office property operating income increased $2.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the new acquisitions of Eastgate Office Park and Corporate Campus East III, offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property. Same-store property operating income increased by $0.7 million due to higher annualized base rents at La Jolla Commons, City Center Bellevue and Torrey Point. These increases were offset by a decrease in parking garage income and higher rental expenses as the stay-at-home orders issued by state and local governments related to the COVID-19 pandemic were relaxed in early 2021 and an increase in real estate taxes due to higher tax assessments.
Total retail property operating income increased $1.5 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase of $2.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants, partially offset by a $0.7 million decrease in lease termination fees received in 2021 compared to 2020 and a $0.4 million decrease in expense recoveries.

Total mixed-use property operating income increased $4.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the lifting of COVID-19 travel restrictions late during the first quarter of 2021, which led to an increase in average occupancy and revenue per available room to 64% and $175 for the nine months ended September 30, 2021, respectively, compared to 53% and $138 for the nine months ended September 30, 2020, respectively. Additionally, there was an increase of $1.9 million in other property income as related to other room rental income and rent excise tax at the hotel portion and an increase in parking garage income at the retail portion of our mixed-use property. These increases were offset by $1.6 million in higher rental expenses due to an increase in hotel room expenses and personnel expenses at the hotel portion of our mixed-use property during the period
Other
General and Administrative. General and administrative expenses increased $0.6 million, or 3%, to $20.6 million for the nine months ended September 30, 2021, compared to $19.9 million for the nine months ended September 30, 2020. This increase was primarily due to employee related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $5.0 million, or 6%, to $85.8 million for the nine months ended September 30, 2021, compared to $80.9 million for the nine months ended September 30, 2020. This increase was primarily due to a $2.3 million increase related to the new acquisitions of Eastgate Office Park and Corporate Campus East III during the third quarter of 2021. Additionally, there was an increase in depreciation and amortization at Embassy SuitesTM Hotel and The Landmark at One Market due to building and tenant improvements that were put into service in 2020 and 2021. Additionally, higher depreciation and amortization at Carmel Mountain Plaza, due to acceleration of depreciation on assets related to tenant vacating space. These increases were offset by lower depreciation and amortization at First & Main due to decreased capital expenditures in 2020.
Interest Expense. Interest expense increased $3.5 million, or 9%, to $43.6 million for the nine months ended September 30, 2021 compared to $40.1 million for the nine months ended September 30, 2020. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021, partially offset by a decrease in interest expense related to our repayment of the Series A Notes on January 26, 2021, decrease in weighted average interest rate for our Term Loan A, which became an unhedged variable rate loan when the interest rate swap expired on January 9, 2021, decrease in the Revolver Loan interest expense and an increase in capitalized interest related to our development projects.
Early Extinguishment of Debt. Early extinguishment of debt expense increased $4.3 million for the nine months ended September 30, 2021 due to the repayment of the Senior Guaranteed Notes, Series A, with make-whole payments thereon, on January 26, 2021.
Other (Expense) Income, Net. Other (expense) income, net decreased $0.1 million, or 31%, to other expense, net of $0.2 million for the nine months ended September 30, 2021, compared to other expense, net of $0.3 million for the nine months ended September 30, 2020 primarily due to the decrease in interest and investment income attributed to the lower yield on our average cash balance during the period and a decrease in income tax benefit related for our taxable REIT subsidiary.
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

As of September 30, 2021, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2021, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic has temporarily impacted, and is expected to continue to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders. During the nine months of 2021, we continued to receive rent deferment and other rent concession requests from some tenants and have been negotiating and executing lease modifications for the deferment of rent and other rent concessions. These rent deferments and other rent concessions will continue to adversely affect the Operating Partnership's cash flow from operations until the scheduled repayment period.

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
In May 2015, we entered into an ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. On March 2, 2018, we amended certain of these equity programs, terminated one such program and entered into a new equity program with one new sales agent. The sales of shares of the company's common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of September 30, 2021, we had the capacity to issue up to an additional $132.6 million in shares of common stock under the ATM equity program upon filing an updated prospectus supplement with the SEC. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of September 30, 2021, we held $171.9 million in cash and cash equivalents.
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

Our overall capital requirements for the remainder of 2021 and first quarter 2022 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, including as a result of the COVID-19 pandemic, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. The COVID-19 pandemic has impacted, and is expected to continue to impact, the timing of future development and redevelopment projects due to, among other things, capital requirements and permitting delays caused by local government shutdowns or reduced operations.
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
Cash Flows
Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020
Cash, cash equivalents, and restricted cash were $173.6 million and $156.6 million at September 30, 2021 and 2020, respectively.
Net cash provided by operating activities increased $20.5 million to $129.6 million for the nine months ended September 30, 2021 compared to $109.1 million for the nine months ended September 30, 2020. The increase in cash from operations was related to a change in accounts payable due to the timing of accruals and payables, primarily real estate taxes, an increase in depreciation and amortization from the acquisitions made in the quarter, and the early extinguishment of debt in January 2021. These increases were partially offset by a decrease in tenant receivable reserves during the year.
Net cash used in investing activities increased $209.8 million to $263.3 million for the nine months ended September 30, 2021 compared to $53.6 million for the nine months ended September 30, 2020. The increase was primarily due to the acquisition of Eastgate Office Park on July 7, 2021 and Corporate Campus East III on September 10, 2021, and capital expenditures at La Jolla Commons III and One Beach Street.
Net cash provided by financing activities increased $176.8 million to $168.3 million for the nine months ended September 30, 2021 compared to cash used in financing activities of $8.5 million for the nine months ended September 30, 2020. The increase in cash provided by financing activities was primarily due to the closing of our issuance of 3.375% Senior Notes on January 26, 2021, partially offset by the repayment of the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2021 and 2020 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net operating income	$65,176	$53,675	$180,555	$172,972
General and administrative	(6,827)	(6,438)	(20,574)	(19,937)
Depreciation and amortization	(30,680)	(26,914)	(85,827)	(80,869)
Interest expense	(14,722)	(13,302)	(43,589)	(40,105)
Early extinguishment of debt	—	—	(4,271)	—
Other (expense) income, net	(52)	(531)	(179)	(261)
Net income	$12,895	$6,490	$26,115	$31,800

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
The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2021 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Funds from Operations (FFO)
Net income	$12,895	$26,115
Plus: Real estate depreciation and amortization	30,680	85,827
Funds from operations	43,575	111,942
Less: Nonforfeitable dividends on incentive restricted stock awards	(143)	(412)
FFO attributable to common stock and units	$43,432	$111,530
FFO per diluted share/unit	$0.57	$1.46
Weighted average number of common shares and units, diluted (1)	76,173,444	76,169,626
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

Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2021, we had $1.411 billion of fixed rate debt outstanding with an estimated fair value of $1.461 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. If interest rates at September 30, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $73.9 million. If interest rates at September 30, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $88.1 million. Additionally, we consider our $150.0 million, related to Term Loan B and Term Loan C, outstanding as of September 30, 2021 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement.
Variable Interest Rate Debt
At September 30, 2021, we had $250.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2021, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2021, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1(1)	Agreement of Purchase and Sale and Joint Escrow Instructions between KW Fund V - Eastgate, LLC, as Seller, and AAT Eastgate, LLC, as Buyer, dated May 24, 2021
10.2(1)	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions between KW Fund V - Eastgate, LLC, as Seller, and AAT Eastgate, LLC, as Buyer, dated June 28, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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

*    Filed herewith.

(1)    Incorporated herein by reference to American Assets Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	October 29, 2021	Date:	October 29, 2021