Form 10-K
period 2021-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2022-02-11
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2021 was $1.971 billion.
The number of American Assets Trust, Inc.’s common shares outstanding on February 11, 2022 was 60,523,831.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to American Assets Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of December 31, 2021, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2021

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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as the outbreak of COVID-19 and its variants) and the actions taken by government authorities and others related thereto, including the ability of our company, our properties and our tenants to operate;
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
•on-going litigation;
•general economic conditions;
•financial market fluctuations;
•risks that affect the general office, retail, multifamily and mixed-use environment;
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
•The ongoing COVID-19 pandemic and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
•Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic, which may reduce the demand for office space and cause a reduction of rental rates and property valuation at our office properties on a temporary and/or prolonged basis.
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
•Our third amended and restated credit facility, note purchase agreements and amended term loan agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
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

•Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays and other contingencies, particularly in light of the ongoing COVID-19 pandemic, any of which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
•Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to American Assets Trust, Inc.'s stockholders necessary to maintain our qualification as a REIT.
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

PART I

ITEM 1.BUSINESS
General
Unless otherwise indicated or unless the context requires otherwise, references to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership. In statements regarding qualifications as a REIT, such terms refer solely to American Assets Trust, Inc.
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. As of December 31, 2021, our portfolio is comprised of twelve retail shopping centers; eleven office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2021, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, California; San Francisco, California; Portland, Oregon; Bellevue, Washington and Oahu, Hawaii.
American Assets Trust, Inc. is a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2021. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:
•Irreplaceable Portfolio of High Quality Office, Retail and Multifamily Properties. We have acquired and developed a high quality portfolio of office, retail and multifamily properties located in affluent neighborhoods and sought-after business centers in San Diego, California, San Francisco, California, Portland, Oregon; Bellevue, Washington; San Antonio, Texas and Oahu, Hawaii. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.
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
•Broad Real Estate Expertise with Office, Retail and Multifamily Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the office, retail and multifamily asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Chairman and Chief Executive Officer, and Robert Barton,

our Chief Financial Officer, each have over 30 years of commercial real estate experience, and the other members of senior management, including Adam Wyll, our President and Chief Operating Officer, each have over 20 years of commercial real estate experience.
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
Human Capital
At December 31, 2021, we had 208 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in the ownership, operation, acquisition, and development of our high quality office, retail, multifamily and mixed-use properties and tenant relationships. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We also provide all employees with a wide range of professional development experiences, both formal and informal.
The safety and wellbeing of our employees is a paramount value for us, and the health and wellness of our employees is critical to our success. We provide our employees with access to a variety of flexible and convenient health and wellness programs designed to support their physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors. In response to the COVID-19 pandemic and its variants, we implemented significant changes that we believe were and continue to be in the best interests of our employees and which comply with government orders in all the states and counties where we operate. These changes include a number of new health-related measures, such as vaccination mandates for all employees (subject to certain permitted exceptions), requirements to wear face-masks at our properties to the extent required by government regulations, increased hygiene, cleaning and sanitizing procedures at our properties, social-distancing at our properties and limiting in-person meetings and other gatherings.
Additionally, we provide competitive compensation and benefits. In addition to salaries, employees may be eligible to receive annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources.
We are committed to cultivating a diverse culture of inclusion that we believe makes a positive difference in our employees’ lives and we actively work to improve workplace diversity, equity and inclusion. As of December 31, 2021, our employees were:
•48% female; 52% male; and
•52% ethnically diverse (i.e., Asian, African American, Hispanic or Latino and other (Native Hawaiian/ Pacific Islander and two or more of the foregoing)).

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
Insurance
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all our properties except our property located in San Antonio, Texas are subject to an increased risk of earthquakes. While we carry earthquake insurance on all of our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.
Regulation
Our properties are subject to various covenants, laws, ordinances and regulations, including laws such as the Americans with Disabilities Act of 1990, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, that impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or be required to pay damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures. For additional information, see the section titled “Risk Factors – Risks Related to the Real Estate Industry – We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.”
Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or use our properties as collateral for future borrowings. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The environmental issue is currently in the final stages of remediation which entails the long term ground monitoring by the appropriate regulatory agency over the next five to seven years. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through funds held in an escrow account funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board - Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, though we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio, these assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, we may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. For additional information, see the section titled “Risk Factors – Risks Related to the Real Estate Industry – As an owner of real estate, we could incur significant costs and liabilities related to environmental matters.”
Competition
We compete with a number of developers, owners and operators of office, retail, multifamily and mixed-use real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below market renewal options, or we may not be able to timely lease vacant space. In such cases, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.
We also face competition when pursuing acquisition and disposition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise may be in a better position to acquire a property. Competition may also have the effect of reducing the number of suitable acquisition opportunities available to us, increasing the price required to consummate an acquisition opportunity and generally reducing the demand for office, retail, mixed-use and multifamily space in our markets. Likewise, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.
Segments
We operate in four business segments: office, retail, multifamily and mixed-use. Information related to our business segments for 2021, 2020 and 2019 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.

Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2021, 2020 or 2019. Google LLC at The Landmark at One Market accounted for approximately 13.6%, 14.1% and 10.4% of total office segment revenues for the years ended December 31, 2021, 2020 and 2019, respectively. LPL Holdings, Inc. at La Jolla Commons accounted for approximately 14.4%, 15.3% and 9.2% of total office segment revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
Foreign Operations
We do not engage in any foreign operations or derive any revenue from foreign sources.
Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission, or the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website at www.americanassetstrust.com, or by contacting our Secretary at our principal office, which is located at 3420 Carmel Mountain Road, Suite 100, San Diego, California 92121. Our telephone number is (858) 350-2600. Specifically, we use the investor relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public calls and webcasts. The information contained on our website and accessible through the SEC’s website is not a part of this report and is not incorporated herein by reference.
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policies and Procedures for Complaints Regarding Accounting, Internal Accounting Controls, Fraud or Auditing Matters, Insider Trading Compliance Program and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available in the Governance section of the Investors page of our website.

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
Our properties are located in California, Oregon, Washington, Texas and Hawaii, and substantially all of our properties are concentrated in California, Oregon, Washington and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, changes in the local or global tourism industry, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires, tropical storms, hurricanes, tornadoes and other events). If there is a downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in any of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California is regarded as more litigious, highly regulated and taxed than many other states, all of which may reduce demand for office, retail, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California, Oregon, Washington, Texas or Hawaii markets, or any decrease in demand for office, retail, multifamily or mixed-use space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
We may be adversely affected by trends in office real estate.
In 2021, approximately 55% of our net operating income was from our office properties. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, which may adversely affect our financial condition, results of operations and cash flow.
We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At February 11, 2022, we had total debt outstanding of $1.66 billion, excluding debt issuance costs, a portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2021, we also had a second amended and restated credit facility, or the credit facility, with a capacity of $450 million, consisting of a revolving line of credit of $350 million and an unsecured term loan of $100 million. On January 5, 2022, we amended and restated the credit facility, or the third amended and restated credit facility, to provide for a capacity of $500 million, consisting of a revolving line of credit of $400 million and an unsecured term loan of $100 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•our default under any loan with cross-default provisions could result in a default on other indebtedness.
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
Certain of our existing debt instruments and other financial arrangements (excluding our third amended and restated credit facility) provide for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. Notwithstanding this extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by no later than December 31, 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee, or ARRC, to identify alternatives to LIBOR. The ARRC has recommended benchmark replacement procedures to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate, or SOFR which we utilize for our third amended and restated credit facility. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or SOFR or any other alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere, or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our LIBOR-based securities, including our notes, as well as our debt instruments and other financial arrangements, including our third amended and restated credit facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other benchmarks may materially adversely affect the market value of and the amount of interest paid on our LIBOR-based securities, debt instruments, derivatives and other financial arrangements, and could have a material adverse effect on our business, financial condition and results of operations.
We depend on significant tenants in our office properties, and a bankruptcy, insolvency or inability to pay rent of any of these tenants may adversely affect the income produced by our office properties and could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
As of December 31, 2021, the three largest tenants in our office portfolio - Google LLC, LPL Holdings, Inc. and Autodesk, Inc. - represented approximately 30.9% of the total annualized base rent in our office portfolio in the aggregate, and 13.7%, 10.3% and 6.9%, respectively, of the annualized base rent generated by our office properties. Google LLC is a subsidiary of Alphabet, Inc. and provides internet related products and services. LPL Holdings, Inc. is a subsidiary of LPL Financial Holdings, Inc. and provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions in the United States. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency.

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
As of December 31, 2021, our largest anchor tenants were Lowe's, Nordstrom Rack and Sprouts Farmers Market, which together represented approximately 11.3% of our total annualized base rent of our retail portfolio in the aggregate, and 5.2%, 3.1% and 3.0%, respectively, of the annualized base rent generated by our retail properties.
Many of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our performance or the value of the applicable retail property.
Many of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant's obligation to remain open, the amount of rent payable by the tenant or the tenant's obligation to continue occupancy on certain conditions, including: (1) the presence of a certain anchor tenant or tenants; (2) the continued operation of an anchor tenant's store; and (3) minimum occupancy levels at the applicable retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to a reduction of its rent. In periods of prolonged economic decline or government-imposed restrictions on operations (such as restrictions intended to reduce the spread of COVID-19), there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the applicable retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or tenants' rights to terminate their leases early or to a reduction of their rent, our performance or the value of the applicable retail property could be adversely affected.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of office, retail, multifamily and mixed-use properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

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
As of December 31, 2021, leases representing 8.7% of the square footage and 9.7% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2022, and an additional 8.7% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and unitholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
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
Rules and regulations applicable to REITs impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. As described under Note 8. "Derivative and Hedging Activities," to the accompanying consolidated financial statements, we have entered into several interest rate swap agreements that are intended to reduce the interest rate variability exposure with respect to certain of our indebtedness. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.
Our third amended and restated credit facility, note purchase agreements and amended term loan agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
Our third amended and restated credit facility, note purchase agreements and amended term loan agreement contain customary negative covenants and other financial and operating covenants that, among other things:
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
Our third amended and restated credit facility, the notes issued under our note purchase agreements and our amended term loan agreement and our 3.375% senior notes due 2031 represent unsecured indebtedness. The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
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
Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations in the credit markets. These conditions, or similar conditions existing in the future, may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock as a result of the following potential consequences, among others:
•decreased demand for office, retail, multifamily and mixed-use space, which would cause market rental rates and property values to be negatively impacted;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense; and
•one or more lenders under our third amended and restated credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.
We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large retailing companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our shopping centers.
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers (including Amazon.com) and other online businesses and the ongoing impact of the COVID-19 pandemic. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline. We also might be susceptible to weakness in retail real estate as a result of trends relating to consumers preference to utilize e-commerce in lieu of in-person shopping experiences.
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
•general and local economic conditions that may affect demand for travel in general (including as it may relate to the ongoing impact of the COVID-19 pandemic);
•periodic oversupply resulting from excessive new development;
•unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, including pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, climate change and unusual weather patterns, including natural disasters such as earthquakes, wildfires, tropical storms, hurricanes and tornadoes; and
•decreased reimbursement revenue from the licensor for traveler reward programs.
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

Our franchisor, Embassy Suites™, could cause us to expend additional funds on upgraded operating standards, which may adversely affect our results of operations and reduce cash available for distribution to stockholders and unitholders.
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $4.0 million based on operating performance through December 31, 2021. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders and unitholders.
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
We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities (including as they may relate to the ongoing impact of the COVID-19 pandemic):
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
Our Board has implemented an emergency succession plan in case of the sudden or unanticipated resignation, termination, death or temporary or permanent disability of Mr. Rady, or otherwise in case Mr. Rady is unable to perform his duties as Chairman and Chief Executive Officer.   This plan is reviewed at least annually by our Board with input from our Nominating and Governance Committee and currently includes Dr. Robert Sullivan (Board member), Mr. Barton and Mr. Wyll, as potential interim candidates for the roles of Chairman and/or Chief Executive Officer and/or as emergency interim executive committee members.
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
We rely on our senior management team, including Mr. Rady, for the day-to-day operations of our business. Our employment agreement with Mr. Rady requires him to devote a substantial portion of his business time and attention to our business. Mr. Rady continues to serve as our chairman of the board of directors and president of American Assets, Inc. and chairman of the board of directors of Insurance Company of the West. As such, Mr. Rady has certain ongoing duties to American Assets, Inc., Insurance Company of the West and other business ventures that could require a portion of his time and attention. Although we expect that Mr. Rady will continue to devote a majority of his business time and attention to us, we cannot accurately predict the amount of time and attention that will be required of Mr. Rady to perform such ongoing duties. To the extent that Mr. Rady is required to dedicate time and attention to American Assets, Inc. and/or Insurance Company of the West, his ability to devote a majority of his business time and attention to our business and affairs may be limited and could adversely affect our operations.
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
We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our properties, business, results of operations and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

Climate change may adversely impact our properties directly, and may lead to additional compliance obligations and costs as well as additional taxes and fees.
We cannot reliably predict the extent, rate, or impact of climate change. As such, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. Further, population migration may occur in response to these or other factors and negatively impact our properties. Climate and other environmental changes may result in volatile or decreased demand for space at certain of our properties or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance, or making insurance unavailable. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time, there can be no assurance that climate change will not have an adverse effect on the value of our properties and our financial performance.
Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.
A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, tornadoes, wildfires, and sea-level rise due to climate change, and other natural disasters. At December 31, 2021, 58% of the gross leaseable area of our portfolio is located in the State of California. Additionally, 13%, 13%, and 8% of the gross leaseable area of our portfolio is located in the States of Washington, Oregon and Texas, respectively, and we have a meaningful presence in Oahu, Hawaii. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and/or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.
In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties. For example, if we experienced a substantial or comprehensive loss of our Torrey Reserve Campus in San Diego, California, reconstruction could be delayed or prevented by the California Coastal Commission, which regulates land use in the California coastal zone.

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
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to American Assets Trust, Inc.'s stockholders necessary to maintain our qualification as a REIT.
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
If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to American Assets Trust, Inc.'s stockholders necessary to maintain our qualification as a REIT.
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
There can be no assurance that our efforts to maintain the confidentiality, integrity, and availability and controls of our (or our third-party service providers') IT networks and related data and systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving our (or our third-party service providers') IT networks and related systems could materially and adversely impact our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our common stock, our ability to pay dividends and/or other distributions to our shareholders and unitholders. A security breach could additionally cause the disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or employees) and damage to our reputation.
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
•local oversupply or reduction in demand for office, retail, multifamily or mixed-use space;
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
•civil unrest, acts of war, terrorist attacks, pandemics and natural disasters, including earthquakes, wildfires, tropical storms, hurricanes, tornadoes and floods, which may result in uninsured or underinsured losses;
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
Even if we continue to qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. If the property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay any expected dividends to our stockholders and unitholders could be adversely affected.
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

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing remediation of dry cleaning solvent contamination from a former onsite dry cleaner. The environmental issues is currently in the final stages of remediation which entails the long term ground monitoring by the appropriate regulatory agency over the next five to seven years. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through funds held in an escrow account funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board - Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio, these assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, we may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
In addition, federal and state laws and regulations, including laws such as the ADA and the FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or be required to pay damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow and per share trading price of our common stock.
Risks Related to Our Organizational Structure
Ernest S. Rady and his affiliates, directly or indirectly, own a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.
As of December 31, 2021, Mr. Rady and his affiliates owned approximately 14.4% of our outstanding common stock and 19.5% of our outstanding common units, which together represent an approximate 33.9% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.
Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Maryland law and pursuant to the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as the general partner of our Operating Partnership may conflict with the duties of our directors and officers to our company.
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
Our charter contains certain ownership limits with respect to our stock. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial or constructive ownership by any person of more than 7.275% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 7.275% in value of the aggregate outstanding shares of all classes and series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. Our board of directors has granted to each of (1) Mr. Rady (and certain of his affiliates), (2) Cohen & Steers Management, Inc. and (3) BlackRock, Inc. an exemption from the ownership limits that will allow them to own, in the aggregate, up to 19.9%, 10.0% and 10.0%, respectively, in value or in number of shares, whichever is more restrictive, of our outstanding common stock, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may (a) discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or (b) result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including (1) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and (2) “control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. As permitted by the MGCL, our board of directors has, by board resolution, elected to opt out of the business combination provisions of the MGCL. However, we cannot assure you that our board of directors will not opt to be subject to such business combination provisions of the MGCL in the future.
Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (e.g., a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elected to be subject to certain provisions the MGCL relating to the filling of vacancies on our board of directors.
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
In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2021, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 22.6% of our outstanding common units and approximately 19.4% of our outstanding common stock, which together represent an approximate 36.4% beneficial interest in our company on a fully diluted basis.
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
As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services; or (2) a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:
•we would not be allowed a deduction for distributions to American Assets Trust, Inc.'s stockholders in computing our taxable income and would be subject to the regular U.S. federal corporate income tax rate (and we could be subject to the federal alternative minimum tax for taxable years prior to 2018);
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
To maintain our REIT status, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular U.S. federal corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year, including net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
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

The ongoing COVID-19 pandemic and governmental restrictions intended to prevent its spread could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
The continuing impacts of the COVID-19 pandemic and governmental restrictions intended to prevent its spread are highly unpredictable and volatile have already had a significant adverse impact on economic and market conditions around the world during the last two years, including in the United States and the markets in which we own properties (including development projects). The severity and specific impacts of the COVID-19 pandemic continue to evolve, including with respect to current and future variants of COVID-19. There is considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread and the extent and duration of governmental measures aimed to contain the virus, such as instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on business operations and/or construction projects (including, for some types of business operations and construction projects, possible required shut-downs). Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, they determine that the risks related to COVID-19 and its variants warrant doing so. As a result, we may not be able to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance we have previously seen a material reduction in rent collections from certain tenants, particularly retail tenants, as a result of such measures. There can be no assurance as to how long current or future restrictions intended to prevent the spread of COVID-19 may remain in place in the states and cities where we own properties, and even if such restrictions are lifted, they may later be reinstituted. If such restrictions remain in place for an extended period of time, we may experience further reductions in rents from our tenants.
During 2021, due to the COVID-19 pandemic, we continued to provide lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements. As of December 31, 2021, we have entered into lease modifications that resulted in COVID-19-related adjustments (including rent deferrals and other monetary lease concessions) for approximately 1% of the rent originally contracted for the year ended December 31, 2021. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who may request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. In addition, we are and will continue to be actively engaged in discussions with certain tenants regarding the adverse impacts of the COVID-19 pandemic and related governmental restrictions on their businesses, and may afford certain additional accommodations to such tenants.
The ongoing COVID-19 pandemic, including future mutations and related variants of the virus, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

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
•increased working from home as a result of the COVID-19 pandemic, which may decrease demand for office space causing market rental rates and property values to be negatively impacted;
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
•certain of our tenants filing for bankruptcy due to financial hardships they suffered as a result of the COVID-19 pandemic; and
•our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.
The rapid development of the COVID-19 pandemic, restrictions intended to prevent its spread, and the volatile financial, economic and capital markets environment present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders and could also have a material adverse effect on the market value of our securities.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our Portfolio
As of December 31, 2021, our operating portfolio was comprised of 30 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.1 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2021, we owned land at three of our properties that we classified as held for development or construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent Per Leased Square Foot
OFFICE PROPERTIES
La Jolla Commons	San Diego, CA	2008/2014	2	724,208	98.3%	$43,140,280	$60.60
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016	14	521,740	81.2	20,806,364	49.11
Torrey Point	San Diego, CA	2017	2	93,264	94.9	5,246,319	59.28
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	224,009	84.3	8,306,632	43.99
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	422,426	100.0	38,442,273	91.00
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	100,270	—	—	—
First & Main (7)	Portland, OR	2010	1	360,314	94.3	10,838,438	31.90
Lloyd Portfolio	Portland, OR	1940-2015	3	515,928	98.5	16,788,015	33.03
City Center Bellevue	Bellevue, WA	1987	1	496,437	93.0	23,957,153	51.89
Eastgate Office Park	Bellevue, WA	1985	4	280,053	86.7	9,023,004	37.16
Corporate Campus East III	Bellevue, WA	1986	4	157,163	85.9	5,115,751	37.89
Subtotal / Weighted Average Office Portfolio (3)			37	3,895,812	90.4%	$181,664,229	$51.58

RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	84.2%	$3,575,947	$54.38
Carmel Mountain Plaza (4)	San Diego, CA	1994/2014	15	528,416	95.0	12,605,920	25.11
South Bay Marketplace (4)	San Diego, CA	1997	9	132,877	100.0	2,453,978	18.47
Gateway Marketplace	San Diego, CA	1997/2016	3	127,861	100.0	2,624,425	20.53
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	208,297	96.4	6,117,616	30.47
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,651	94.7	6,225,096	26.65
Del Monte Center (4)	Monterey, CA	1967/1984/2006	16	673,155	82.1	8,985,980	16.26
Geary Marketplace	Walnut Creek, CA	2012	3	35,159	100.0	1,276,954	36.32
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	77.7	672,886	74.20
Waikele Center	Waipahu, HI	1993/2008	9	418,047	100.0	12,231,181	29.26
Alamo Quarry Market (4)	San Antonio, TX	1997/1999	16	588,148	94.0	13,968,360	25.27
Hassalo on Eighth - Retail (5)	Portland, OR	2015	3	44,236	71.0	1,017,659	32.40
Subtotal / Weighted Average Retail Portfolio (1)			107	3,092,616	92.6%	$71,756,002	$25.06
Total / Weighted Average Retail and Office Portfolio (1)			144	6,988,428	91.4%	$253,420,231	$39.67
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail	Honolulu, HI	2006	3	93,925	89.6%	$6,413,365	$76.21

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014/2020	2	369	66.4%	$278.87	$185.13

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001 - 2008/2021	80	548	97.5%	$15,005,424	$2,340
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	95.6	4,134,048	2,252
Mariner’s Point	Imperial Beach, CA	1986	8	88	95.5	1,988,148	1,971
Santa Fe Park RV Resort (6)	San Diego, CA	1971/2007-2008	1	126	93.7	1,793,688	1,266
Pacific Ridge Apartments	San Diego, CA	2013	3	533	97.7	19,541,508	3,127
Hassalo on Eighth - Multifamily (5)	Portland, OR	2015	3	657	94.1	11,094,504	1,495
Total / Weighted Average Multifamily			121	2,112	96.0%	$53,557,320	$2,201

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) under commenced leases for the month ended December 31, 2021 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. The foregoing notwithstanding:
a.The annualized base rent for La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $30,714,816 to our estimate of annual triple net operating expenses of $12,425,464 for an estimated annualized base rent on a modified gross lease basis of $43,140,280 for La Jolla Commons.
b.The annualized base rent for Eastgate Office Park has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $6,536,442 to our estimate of annual triple net operating expenses of $2,486,562 for an estimated annualized base rent on a modified gross lease basis of $9,023,004 for Eastgate Office Park.
c.The annualized base rent for Corporate Campus East III has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $3,760,412 to our estimate of annual triple net operating expenses of $1,355,339 for an estimated annualized base rent on a modified gross lease basis of $5,115,751 for Corporate Campus East III.
(2)This property contains 422,426 net rentable square feet consisting of The Landmark at One Market (378,206 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2026, which we have the option to extend until 2031 pursuant to one remaining five-year extension option.
(3)Lease data for signed but not commenced leases as of December 31, 2021 is in the following table:

	Leased Square Feet		Annualized Base	Pro Forma Annualized
	Under Signed But	Annualized	Rent per	Base Rent per
	Not Commenced Leases (a)	Base Rent (b)	Leased Square Foot (b)	Leased Square Foot (c)
Office Portfolio	$53,388	$4,089,350	$76.60	$51.65
Retail Portfolio	79,424	1,721,495	$21.67	$25.67
Total Retail and Office Portfolio	$132,812	$5,810,845	$43.75	$40.00

(a)    Office portfolio leases signed but not commenced of 1,511, 19,529 and 32,348 square feet are expected to commence during the first quarter of 2022, third quarter of 2022 and the fourth quarter of 2023, respectively. Retail portfolio leases signed but not commenced of 59,686, 8,438 and 11,300 square feet are expected to commence during the second and third quarters of 2022, and the second quarter of 2023, respectively.
(b)     Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for signed but not commenced leases as of December 31, 2021 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage for signed by not commenced leases.
(c)     Pro forma annualized base rent is calculated by dividing annualized base rent for commenced leases and for signed but not commenced leases as of December 31, 2021, by square footage under lease as of December 31, 2021.
(4)Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases (a)	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$805,561
South Bay Marketplace	1	2,824	$102,276
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	3	20,694	$301,371
 (a)    For the ground leases above, 13,680 square feet have lease expirations during the third quarter of 2022, with one or more five year extension options which have not been exercised as of December 31, 2021.
(5)The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.
(6)The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 122 RV spaces and four apartments.
(7)Including swing-space currently leased by an existing tenant on a rolling 30-day basis, First & Main is 99.4% leased

In the tables above:
•The net rentable square feet for each of our retail properties and the retail portion of our mixed-use property is the sum of (1) the square footages of existing leases, plus (2) for available space, the field-verified square footage. The net rentable square feet for each of our office properties is the sum of (a) the square footages of existing leases, plus (b) for available space, management's estimate of net rentable square feet based, in part, on past leases. The net rentable square feet included in such office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 2010 measurement guidelines. Net rentable square footage may be adjusted from the prior period to reflect re-measurement of leased space at the properties.
•Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2021, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2021. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2021, divided by total units available, expressed as a percentage.
•Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2021, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2021. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2021 for our retail and office portfolio equaled approximately $14.5 million for the year ended December 31, 2021. Total abatements for leases in effect as of December 31, 2021 for our mixed-use portfolio equaled approximately $5.2 million for the year ended December 31, 2021. Total abatements for leases in effect as of December 31, 2021 for our multifamily portfolio equaled approximately $1.5 million for the year ended December 31, 2021.
•Units represent the total number of units available for sale or rent at December 31, 2021.
•Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2021, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2021, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2021 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
•Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2021.

Tenant Diversification
At December 31, 2021, our operating portfolio had approximately 810 leases with office and retail tenants, of which 3 expired on December 31, 2021 and there were 10 that had not yet commenced as of such date. Our residential properties had 1,910 leases with residential tenants at December 31, 2021, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 64 leases with retailers. Only one tenant or affiliated group of tenants accounted for more than 9.6% of our annualized base rent as of December 31, 2021 for our office, retail and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined office, retail and retail portion of our mixed-use property portfolios as of December 31, 2021.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
Google LLC	The Landmark at One Market	12/31/2029	253,198	3.6%	$24,904,188	9.6%
LPL Holdings, Inc.	La Jolla Commons	4/30/2029	421,001	5.9	18,724,794	7.2
Autodesk, Inc.	The Landmark at One Market	12/31/2022 12/31/2023	138,615	2.0	12,615,795	4.9
Smartsheet, Inc.	City Center Bellevue	12/31/2026 4/30/2029	123,041	1.7	6,664,187	2.6
VMware, Inc	City Center Bellevue	11/30/2022 5/31/2025 9/30/2027	109,985	1.6	5,584,938	2.1
Illumina, Inc.	La Jolla Commons	10/31/2027	73,176	1.0	4,453,345	1.7
Lowe's	Waikele Center	5/31/2028	155,000	2.2	3,720,000	1.4
Clearesult Operating, LLC	First & Main	4/30/2025	101,848	1.4	3,283,536	1.3
State of Oregon: Department of Environmental Quality	Lloyd District Portfolio	10/31/2031	87,787	1.2	2,849,538	1.1
Genentech, Inc.	Lloyd District Portfolio	10/31/2026	66,852	0.9	2,269,545	0.9
Internal Revenue Service (2)	First & Main	8/31/2030	63,648	0.9	2,189,700	0.8
Nordstrom Rack (3)	Alamo Quarry Market, Carmel Mountain Plaza	10/31/2027 9/30/2027	69,047	1.0	2,189,648	0.8
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2024 3/31/2025 9/30/2032	71,431	1.0	2,121,187	0.8
Veterans Benefits Administration	First & Main	8/31/2030	74,885	1.1	1,997,006	0.8
California Bank & Trust	Torrey Reserve Campus	2/29/2024	34,731	0.5	1,975,300	0.8
WeWork	Lloyd District Portfolio	1/31/2032	55,395	0.8	1,939,933	0.7
Industrious	City Center Bellevue	3/31/2034	37,166	0.5	1,888,472	0.7
Perkins Coie, LLP	Torrey Reserve Campus	12/31/2028	36,980	0.5	1,859,601	0.7
Troutman Sanders, LLP	Torrey Reserve Campus, First & Main	3/31/2025 4/30/2025	33,812	0.5	1,746,292	0.7
Marshalls	Solana Beach Towne Centre, Carmel Mountain Plaza	1/31/2025 1/31/2029	68,055	1.0	1,728,228	0.7
MEI Pharma, Inc.	Torrey Reserve Campus	3/31/2028	32,775	0.5	1,519,121	0.6
Vons	Lomas Santa Fe Plaza	12/31/2022	25,689	0.4	1,384,693	0.5
At Home Stores	Carmel Mountain Plaza	7/31/2029	107,870	1.5	1,384,552	0.5
Cisco Systems, Inc.	City Center Bellevue	2/28/2023	29,415	0.4	1,382,130	0.5
Ruth's Chris Steak House	Waikele Beach Walk, Torrey Reserve Campus	2/29/2025 1/31/2030	14,833	0.2	1,332,035	0.5
TOTAL			2,286,235	32.3%	$111,707,764	42.9%

(1)Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2021 for the applicable lease(s) by (ii) 12.
(2)The earliest option termination date under this lease is August 31, 2028.
(3)For Nordstrom Rack, (a) on January 20, 2022, we entered into an extension for 30,000 of leased square footage which is now set to expire on October 31, 2027 (Alamo Quarry Market); (b) 39,047 of leased square feet is set to expire on September 30, 2027 (Carmel Mountain Plaza)

Geographic Diversification
Our properties are located in Southern California, Northern California, Oregon, Washington, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2021. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	10	2,885,421	40.7%
Northern California	4	1,231,010	17.4
Oregon	3	920,478	13.0
Washington	3	933,653	13.2
Texas	1	588,148	8.3
Hawaii (2)	3	523,643	7.4
Total	24	7,082,353	100.0%

(1)Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2021 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Office	11	$136,133	55.4%
Retail	12	66,679	27.1
Mixed-Use	1	29,104	11.8
Multifamily	6	14,138	5.7
Total	30	$246,054	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2021, plus available space, for each of the ten calendar years beginning January 1, 2022 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space includes the space from 3 leases that terminated on December 31, 2021. In 2022, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	613,558	8.7%	$—	—%	$—
Month to Month	66,621	0.9	1,077,249	0.4	16.17
2022	614,263	8.7	23,525,088	9.7	38.30
2023	664,843	9.4	27,878,687	11.4	41.93
2024	738,838	10.4	25,953,027	10.7	35.13
2025	578,208	8.2	21,714,290	8.9	37.55
2026	613,853	8.7	23,539,658	9.7	38.35
2027	574,651	8.1	22,420,057	9.2	39.02
2028	743,126	10.5	17,981,232	7.4	24.20
2029	996,420	14.1	53,608,330	22.0	53.80
2030	235,733	3.3	8,621,930	3.5	36.57
2031	279,759	4.0	9,173,880	3.8	32.79
Thereafter	228,757	3.2	8,072,803	3.3	35.29
Signed Leases Not Commenced	133,723	1.9	—	—	—
Total:	7,082,353	100.0%	$243,566,231	100.0%	$34.39

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2021 for the leases expiring during the applicable period, by 12.
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

PART II
ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
American Assets Trust, Inc. Market Information and Holders
Shares of American Assets Trust, Inc.'s common stock are listed on the NYSE under the symbol “AAT”. On February 4, 2022, we had 81 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. As of February 4, 2022, we had 20 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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
Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2021.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, SNL US REIT Equity Index from December 31, 2016 through December 31, 2021.  The stock price performance graph assumes that an investor invested $100 in each of American Assets Trust, Inc. and these indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of American Assets Trust, Inc. shares of common stock.

Total Return Performance
Index Value
250
200
150
100
50
0
American Assets Trust, Inc.
S&P 500 Index
Dow Jones Equity All REIT Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

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

	American Assets Trust, Inc.
	Year Ended December 31,
	2021	2020	2019	2018	2017
Statement of Operations Data:
Revenue:
Rental income	$360,208	$330,312	$343,865	$309,537	$298,803
Other property income	15,620	14,261	22,876	21,330	16,180
Total revenues	375,828	344,573	366,741	330,867	314,983
Expenses:
Rental expenses	86,980	79,178	91,967	86,482	84,006
Real estate taxes	42,794	41,941	40,013	34,973	32,671
General and administrative	29,879	26,581	24,871	22,784	21,382
Depreciation and amortization	116,306	108,292	96,205	107,093	83,278
Total operating expenses	275,959	255,992	253,056	251,332	221,337
Operating income	99,869	88,581	113,685	79,535	93,646
Interest expense	(58,587)	(53,440)	(54,008)	(52,248)	(53,848)
Loss on early extinguishment of debt	(4,271)	—	—	—	—
Gain on sale of real estate	—	—	633	—	—
Other income (expense), net	(418)	447	(122)	(85)	334
Net income	36,593	35,588	60,188	27,202	40,132
Net income attributable to restricted shares	(564)	(383)	(381)	(311)	(241)
Net income attributable to unitholders in the Operating Partnership	(7,653)	(7,545)	(14,089)	(7,205)	(10,814)
Net income attributable to American Assets Trust, Inc. stockholders	$28,376	$27,660	$45,718	$19,686	$29,077
Net income attributable to common stockholders per share
Basic earnings per share	$0.47	$0.46	$0.84	$0.42	$0.62
Diluted earnings per share	$0.47	$0.46	$0.84	$0.42	$0.62
Weighted average shares of common stock outstanding - basic	59,990,740	59,806,309	54,110,949	46,950,812	46,715,520
Weighted average shares of common stock outstanding - diluted	76,172,277	76,119,763	70,786,132	64,136,559	64,087,250
Dividends declared per share	$1.16	$1.00	$1.14	$1.09	$1.05

	American Assets Trust, Inc.
	Year Ended December 31,
	2021	2020	2019	2018	2017
Balance Sheet Data:
Net real estate	$2,681,981	$2,492,734	$2,523,475	$2,039,853	$2,076,707
Total assets	3,017,927	2,817,309	2,790,333	2,198,250	2,259,864
Notes payable and line of credit	1,649,203	1,406,751	1,357,659	1,290,772	1,325,020
Total liabilities	1,807,804	1,563,903	1,496,661	1,395,779	1,415,720
Stockholders' equity	1,238,964	1,271,442	1,313,917	802,977	833,710
Noncontrolling interests	(28,841)	(18,036)	(20,245)	(506)	10,434
Total equity	1,210,123	1,253,406	1,293,672	802,471	844,144
Total liabilities and equity	3,017,927	2,817,309	2,790,333	2,198,250	2,259,864

Other Data:
Funds from operations (FFO) (1)	$152,899	$143,880	$155,760	$134,295	$123,410
FFO attributable to common stock and units	152,342	143,503	155,384	133,990	123,174

(1)We present FFO because we consider FFO an important supplemental measure of our operating performance and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of our FFO to net income, the nearest GAAP equivalent, for the periods presented (in thousands)

	Year Ended December 31,
	2021	2020	2019	2018	2017
Net income	$36,593	$35,588	$60,188	$27,202	$40,132
Plus: Real estate depreciation and amortization	116,306	108,292	96,205	107,093	83,278
Less: Gain on sale of real estate	—	—	(633)	—	—
Funds from operations, as defined by NAREIT	152,899	143,880	155,760	134,295	123,410
Less: Nonforfeitable dividends on restricted stock awards	(557)	(377)	(376)	(305)	(236)
FFO attributable to common stock and units	$152,342	$143,503	$155,384	$133,990	$123,174

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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Oregon, Washington, Texas, and Hawaii. As of December 31, 2021, our portfolio was comprised of eleven office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2021, we owned land at three of our properties that we classified as held for development or construction in progress. Our core markets include San Diego, California; San Francisco, California; Portland, Oregon, Bellevue; Washington and Oahu, Hawaii. Our company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2021. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Taxable REIT Subsidiary
On November 5, 2010, we formed American Assets Services, Inc., a Delaware corporation that is wholly owned by our Operating Partnership and which we refer to as our services company. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, provided a taxable REIT subsidiary may not operate or manage a lodging facility or provide rights to any brand name under which any lodging facility is operated. We may form additional taxable REIT subsidiaries in the future, and our Operating Partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax and state and local income tax (where applicable) as a regular corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

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

We intend to opportunistically pursue projects in our development pipeline including future phases of La Jolla Commons and Lloyd Portfolio, as well as other redevelopments at Waikele Center. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition. We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

COVID-19

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will impact our tenants and business partners. We are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic (including as the pandemic evolves due to future mutations of the COVID-19 virus), the ongoing governmental, business and individual actions taken to contain the pandemic or mitigate its impact, the availability and adoption of COVID-19 vaccines and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to rapidly evolve. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have at various points in time, reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, social distancing measures, and restrictions on business operations and/or construction projects (including, required shut-downs in some instances). It is unclear how customers’ concerns about COVID-19 transmission and sensitivities to the transmission of other diseases will impact their willingness to visit certain of our tenants' businesses. As a result, the COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our tenants operate, and may continue to do so. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will ultimately have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. For the fourth quarter of 2021, we have collected to date approximately 100% of office rents, 97% of retail rents (including retail component of Waikiki Beach Walk) and 97% of multifamily rents that were due during such period. Additionally, for the fourth quarter of 2021, we collected approximately $0.5 million or 96% of the deferred rent repayments due during such period.

We believe our financial condition and liquidity are currently strong. Although there is uncertainty related to the the COVID-19 pandemic’s impact on our future results, we believe our efficient business model and steps we have taken to strengthen our balance sheet will continue to allow us to manage our business through this evolving crisis. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to the constantly changing nature of the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the future impact the pandemic may have on our results of operations, financial position, and liquidity.

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

In our determination of same-store and redevelopment same-store properties, One Beach Street has been identified as a same-store redevelopment property due to significant construction activity.

Below is a summary of our same-store composition for the years ended December 31, 2021, 2020 and 2019. For the year ended December 31, 2021, when compared to the designations for the year ended December 31, 2020, Waikele Center was reclassified to same-store properties as there is currently no redevelopment activity on the property. Waikiki Beach Walk-Retail and Embassy Suites™ Hotel is classified as a non-same-store property due to significant spalling repair activity impacting the hotel portion of the property's operations, which was completed on September 30, 2020. Eastgate Office Park is classified as a non-same-store property, as it was acquired on July 7, 2021. Corporate Campus East III is also classified as a non-same-store property, as it was acquired on September 10, 2021.

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

	December 31,
	2021	2020	2019
Same-Store	26	24	25
Non-Same Store	4	4	3
Total Properties	30	28	28

Redevelopment Same-Store	27	26	26

Total Development Properties	3	3	3

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Office Leases. Our office portfolio included eleven properties with a total of approximately 3.9 million rentable square feet available for lease as of December 31, 2021. As of December 31, 2021, these properties were 90.4% leased. For the year ended December 31, 2021, the office segment contributed 49.6% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2021, we signed 52 office leases for 255,485 square feet with an average rent of $49.05 per square foot during the initial year of the lease term. Of the leases, 42 represent comparable leases where there was a prior tenant, with an increase of 8.2% in cash basis rent and an increase of 14.2% in straight-line rent compared to the prior leases.

Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2021. As of December 31, 2021, these properties were 92.6% leased. For the year ended December 31, 2021, the retail segment contributed 25.2%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected as rental income in the statements of operations.
During the year ended December 31, 2021, we signed 105 retail leases for 408,397 square feet with an average rent of $40.30 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 85 represent comparable leases where there was a prior tenant, with an decrease of 11.2% in cash basis rent and an decrease of 5.4% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,112 units (including 122 RV spaces) available for lease as of December 31, 2021. As of December 31, 2021, these properties were 96.0% leased. For the year ended December 31, 2021, the multifamily segment contributed 13.9% of our total revenue. Our multifamily leases, other than at our RV resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit; other than at our RV resort, as of December 31, 2021 was $2,201, compared to $2,238 at December 31, 2020.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 94,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2021, the retail portion of the property was 89.6% leased, and for the year ended December 31, 2021, the hotel had an average occupancy of 66.4%. For the year ended December 31, 2021, the mixed-use segment contributed 11.3%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. Furthermore, we believe the locations of our properties and diversified portfolio will mitigate some of the potentially negative impact of the current economic environment. In the short-term, however, due to the COVID-19 pandemic, we have seen a meaningful negative impact on certain of our tenants' operations and ability to pay rent, primarily in the retail sector; and any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, including as a result of the COVID-19 pandemic, will adversely affect our financial condition and results of operations.

During the twelve months ended December 31, 2021, we signed 52 office leases for a total of 255,485 square feet of office space including 189,531 square feet of comparable space leases, at an average rental rate increase of 8.2% on a cash basis and an average rental increase of 14.2% on a straight-line basis. New office leases for comparable spaces were signed for 56,652 square feet at an average rental rate increase of 21.9% on a cash basis and an average rental rate increase of 32.4% on a straight-line basis. Renewals for comparable office spaces were signed for 132,879 square feet at an average rental rate increase of 2.5% on a cash basis and increase of 6.4% on a straight-line basis. Tenant improvements and incentives were $50.30 per square foot of office space for comparable new leases for the twelve months ended December 31, 2021. There were $2.33 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2021.

During the twelve months ended December 31, 2021, we signed 105 retail leases for a total of 408,397 square feet of retail space including 333,338 square feet of comparable space leases (leases for which there was a prior tenant), a decrease of 11.2% on a cash basis and a decrease of 5.4% on a straight-line basis. New retail leases for comparable spaces were signed for 60,983 square feet at an average rental rate decrease of 33.4% on a cash basis and an average rental rate decrease of 20.2% on a straight-line basis. Renewals for comparable retail spaces were signed for 272,355 square feet at an average rental rate decrease of 4.1% on a cash basis and an increase of 1.7% on a straight-line basis. Tenant improvements and incentives were $59.59 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2021. There were $1.61 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2021.

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

The leases signed in 2021 will typically become effective in 2022, though some may not become effective until 2023. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.
Critical Accounting Policies and Estimates
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
We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when the rooms are occupied and services have been provided. Food and beverage sales are recognized when the customer has been served or at the time the transaction occurs. Revenue from room rental is included in rental revenue on the statement of comprehensive income. Revenue from other sales and services provided is included in other property income on the statement of comprehensive income.
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

During the year ended December 31, 2021, due to the impacts of the COVID-19 pandemic, we provided lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). The FASB staff provided guidance that entities may elect to account for COVID-19-related lease concessions consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for such concessions existed in the existing lease contract. We have elected to account for such COVID-19-related concessions as lease modifications. As of December 31, 2021, we entered into lease modifications that resulted in COVID-19-related adjustments (including rent deferrals and other monetary lease concessions) for approximately $3.9 million, or 1% of the rent originally contracted for the year ended December 31, 2021.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $53.3 million and $8.4 million for the years ended December 31, 2021 and 2020, respectively.

We capitalized external and internal costs related to other property improvements combined of $40.2 million and $56.7 million for the years ended December 31, 2021 and 2020, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $3.0 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

Segment capital expenditures for the years ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	Year Ended December 31, 2021

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$38,309	$11,334	$49,643	$16,486	$26,987	$93,116
Retail Portfolio	5,506	1,705	7,211	21	—	7,232
Multifamily Portfolio	9	5,702	5,711	130	—	5,841
Mixed-Use Portfolio	274	1,267	1,541	—	—	1,541
Total	$44,098	$20,008	$64,106	$16,637	$26,987	$107,730

	Year Ended December 31, 2020

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$35,732	$8,745	$44,477	$4,096	$4,309	$52,882
Retail Portfolio	4,504	4,089	8,593	3	—	8,596
Multifamily Portfolio	—	3,897	3,897	—	—	3,897
Mixed-Use Portfolio	36	3,666	3,702	—	—	3,702
Total	$40,272	$20,397	$60,669	$4,099	$4,309	$69,077

The increase in tenant improvements and leasing commissions for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to tenant buildouts at The Landmark at One Market and First & Main, partially offset by tenant buildouts at Lloyd Portfolio, City Center Bellevue, La Jolla Commons and Torrey Plaza that were completed in the prior year.
The increase in new development expenditures for the year ended December 31, 2021 compared to the year ended December 21, 2020 was primarily related to costs incurred for the development of Tower 3 at La Jolla Commons. The increase in redevelopment expenditures for the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily related to the modernization costs of One Beach Street.
Our capital expenditures during the year ending December 31, 2022 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in the year ending December 31, 2022 to increase from the year ending December 31, 2021 in connection with our development activities at La Jolla Commons, renovations at One Beach Street, and completion of various tenant improvements.
Derivative Instruments
We may use derivative instruments to manage exposure to variable interest rate risk. We may enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt.
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive income on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not match, such as notional amounts, settlement dates, reset dates, calculation periods and the use of LIBOR or SOFR, as the case may be. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
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
No impairment charges were recorded for the years ended December 31, 2021, 2020 or 2019.

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
2021 Acquisitions and Dispositions
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
During 2021, there were no dispositions.
2020 Acquisitions and Dispositions
During 2020, there were no acquisitions or dispositions.
2019 Acquisitions and Dispositions
On June 20, 2019, we acquired La Jolla Commons, consisting of two office towers totaling approximately 724,000 square feet, an entitled development parcel and two parking structures, located in San Diego, California. The purchase price was approximately $525 million, less seller credits of (i) approximately $11.5 million for speculative lease-up, (ii) approximately $4.2 million for assumed contractual liabilities, and(iii) and approximately $1.7 million for closing prorations, excluding closing costs of approximately $0.2 million.
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
For our discussion related to the results of operations and liquidity and capital resources for the year ended December 31, 2020 compared to the year ended December 31, 2019 please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 Form 10-K, filed with the Securities and Exchange Commission on February 16, 2021.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
The following summarizes our consolidated results of operations for the year ended December 31, 2021 compared to our consolidated results of operations for the year ended December 31, 2020. As of December 31, 2021, our operating portfolio was comprised of 30 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.1 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2021, we owned land at three of our properties that we classified as held for development and construction in progress. As of December 31, 2020, our operating portfolio was comprised of 28 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of office and retail space (including mixed-use retail space), 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2020, we owned land at three of our properties that we classified as held for development or construction in progress.

The following table sets forth selected data from our consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	Change	%
Revenues
Rental income	$360,208	$330,312	$29,896	9%
Other property income	15,620	14,261	1,359	10
Total property revenues	375,828	344,573	31,255	9
Expenses
Rental expenses	86,980	79,178	7,802	10
Real estate taxes	42,794	41,941	853	2
Total property expenses	129,774	121,119	8,655	7
Net operating income	246,054	223,454	22,600	10
General and administrative	(29,879)	(26,581)	(3,298)	12
Depreciation and amortization	(116,306)	(108,292)	(8,014)	7
Interest expense	(58,587)	(53,440)	(5,147)	10
Loss on early extinguishment of debt	(4,271)	—	(4,271)	100%
Other income (expense), net	(418)	447	(865)	(194)
Net income	36,593	35,588	1,005	3
Net income attributable to restricted shares	(564)	(383)	(181)	47
Net income attributable to unitholders in the Operating Partnership	(7,653)	(7,545)	(108)	1
Net income attributable to American Assets Trust, Inc. stockholders	$28,376	$27,660	$716	3%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $31.3 million, or 9%, to $375.8 million for the year ended December 31, 2021, compared to $344.6 million for the year ended December 31, 2020. The percentage leased was as follows for each segment as of December 31, 2021 and 2020:

	Percentage Leased (1) Year Ended December 31,
	2021	2020
Office	90.4%	93.0%
Retail	92.6%	90.7%
Multifamily	96.0%	86.2%
Mixed-Use (2)	89.6%	89.2%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2021 or December 31, 2020, as applicable.
(2)    Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $29.9 million, or 9%, to $360.2 million for the year ended December 31, 2021, compared to $330.3 million for the year ended December 31, 2020. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2021	2020	Change	%	2021	2020	Change	%
Office	$181,916	$171,955	$9,961	6%	$175,296	$170,707	$4,589	3%
Retail	93,249	86,204	7,045	8	93,249	86,204	7,045	8
Multifamily	48,896	47,274	1,622	3	48,896	47,274	1,622	3
Mixed-Use	36,147	24,879	11,268	45	—	—	—	—
	$360,208	$330,312	$29,896	9%	$317,441	$304,185	$13,256	4%

(1)For this table and tables following, the same-store portfolio excludes (i) One Beach Street, due to significant redevelopment activity; (ii) Eastgate Office Park which was acquired on July 7, 2021; (iii) Corporate Campus East III which was acquired on September 10, 2021; (iv) Waikiki Beach Walk-Embassy SuitesTM and Waikiki Beach Walk Retail, due to significant spalling repair activity which was completed in September 2020 and (v) land held for development.
Total office rental revenue increased $10.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the new acquisitions of Eastgate Office Park and Corporate Campus East III during the third quarter of 2021, which had incremental rental revenue of approximately $7.0 million during the period. The increase in total office rental revenue is partially offset by the decrease in rental revenue of approximately $1.6 million at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased $4.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher annualized base rents at La Jolla Commons, The Landmark at One Market, City Center Bellevue and Torrey Point.
Total retail rental revenue increased $7.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to approximately $6.7 million related to tenants who were changed to alternate rent or to cash basis of revenue recognition during the year ended December 31, 2021 and 2020, as collectability was determined to be no longer probable for certain tenants at Carmel Mountain Plaza, Del Monte Center, Alamo Market Quarry and Waikele Center. Some of these tenants have since reverted back to contractual basic monthly rent as compared to alternate rent as their gross sales have increased in the year ended December 31, 2021 compared to the year ended December 31, 2020, and their alternate rent periods came to an end. Additionally, the increase in total retail rental revenue is also attributable to an increase in real estate cost reimbursements of approximately $0.5 million due to higher property taxes.
Multifamily rental revenue increased $1.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the increase in average occupancy to 92.1% for the year ended December 31, 2021 compared to 88.5% for the year ended December 31, 2020. The increase in occupancy primarily related to Loma Palisades, Pacific Ridge Apartments, Imperial Beach Garden and Santa Fe Park RV Resort. The increase in average occupancy is partially offset by a decrease in average base rent per unit to $2,160 for the year ended December 31, 2021 compared to $2,166 for the year ended December 31, 2020, primarily due to lower rents at Hassalo on Eighth - Residential.
Mixed-use rental revenue increased $11.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to $7.7 million related to the hotel potion of our mixed-use property. The increase was due to higher rates of tourism in Hawaii during the year ended December 31, 2021, which led to an increase in average occupancy and revenue per available room to 66.4% and $185 for the year ended December 31, 2021 compared to 51.3% and $127 for the year ended December 31, 2020, respectively. The retail portion of our mixed-use property had an increase in rental revenue of $3.5 million as tenants were changed to alternate rent or to cash basis of revenue recognition during the year ended December 31, 2020 as collectability was determined to be no longer probable for most tenants.

Other property income. Other property income increased $1.4 million, or 10%, to $15.6 million for the year ended December 31, 2021, compared to $14.3 million for the year ended December 31, 2020. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2021	2020	Change	%	2021	2020	Change	%
Office	$4,450	$5,599	$(1,149)	(21)%	$4,040	$5,572	$(1,532)	(27)%
Retail	1,413	2,076	(663)	(32)	1,413	2,076	(663)	(32)
Multifamily	3,419	3,053	366	12	3,419	3,053	366	12
Mixed-Use	6,338	3,533	2,805	79	—	—	—	—
	$15,620	$14,261	$1,359	10%	$8,872	$10,701	$(1,829)	(17)%
Same-store office other property income decreased $1.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the decrease in parking garage income at City Center Bellevue and Lloyd Portfolio during the period as a substantial portion of our tenants employees and their guests continue to partially work from home during the period. Additionally, there was a decrease in lease termination fees at Torrey Reserve Campus and City Center Bellevue received during the year ended December 31, 2020 and a decrease in tenant improvement management fees received at La Jolla Commons and Lloyd Portfolio in the year ended December 31, 2020.
Retail other property income decreased $0.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to lease termination fees received at Alamo Quarry Market and Carmel Country Plaza during the year ended December 31, 2020.
Multifamily other property income increased $0.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in security deposits earned at Pacific Ridge Apartments and Loma Palisades, parking garage income at Hassalo on Eighth - Residential and meter income at Loma Palisades and Sante Fe Park RV Resort.
Mixed-use other property income increased $2.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due increased tourism and hotel occupancy in the year ended December 31, 2021 which led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $8.7 million, or 7%, to $129.8 million for the year ended December 31, 2021, compared to $121.1 million for the year ended December 31, 2020. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $7.8 million, or 10%, to $87.0 million for the year ended December 31, 2021, compared to $79.2 million for the year ended December 31, 2020. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2021	2020	Change	%	2021	2020	Change	%
Office	$30,506	$28,234	$2,272	8%	$28,341	$27,341	$1,000	4%
Retail	15,676	15,446	230	1	15,676	15,446	230	1
Multifamily	16,269	15,324	945	6	16,269	15,324	945	6
Mixed-Use	24,529	20,174	4,355	22	—	—	—	—
	$86,980	$79,178	$7,802	10%	$60,286	$58,111	$2,175	4%
Total office rental expenses increased $2.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the new acquisitions of Eastgate Office Park and Corporate Campus East III during the third quarter of 2021, which had incremental rental expenses of approximately $1.3 million during the period. Same-store office rental expenses increased $1.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in utilities, repairs and maintenance and insurance expenses as the "stay-at home" orders issued by state and local governments related to the COVID-19 pandemic were relaxed in early 2021 and our tenants' employees have started returning to the office in-person. Additionally, there was also an increase in sublease expense related to the Annex Lease extension option exercised in September 2020.
Total retail rental expenses increased $0.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in insurance expense, utilities expense and facilities services as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased earlier in 2021. These increases were partially offset by lower marketing expense and repairs and maintenance expenses.
Multifamily rental expensed increased $0.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in day porter and facilities services, utilities expenses, insurance expenses and marketing expenses during such period.
Mixed-use rental expenses increased $4.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in hotel room expenses, sales and marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are due to the return of tourism and related increase in hotel occupancy as travel to Hawaii has increased during the year ended December 31, 2021.
Real Estate Taxes. Real estate tax expense increased $0.9 million, or 2%, to $42.8 million for the year ended December 31, 2021, compared to $41.9 million for the year ended December 31, 2020. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2021	2020	Change	%	2021	2020	Change	%
Office	$19,727	$19,190	$537	3%	$18,962	$18,475	$487	3%
Retail	12,307	11,928	379	3	12,307	11,928	379	3
Multifamily	6,942	6,750	192	3	6,942	6,750	192	3
Mixed-Use	3,818	4,073	(255)	(6)	—	—	—	—
	$42,794	$41,941	$853	2%	$38,211	$37,153	$1,058	3%
Total office real estate taxes increased $0.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the new acquisitions of Eastgate Office Park and Corporate Campus East III during the third quarter of 2021, which had incremental real estate taxes of approximately $0.5 million. There was a decrease of $0.5 million at One Beach Street due to the capitalization of real estate taxes as the property is under redevelopment. Same-store office real estate taxes increased $0.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in the assessed values of City Center Bellevue and First & Main.
Retail real estate taxes increased $0.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher assessed values for Alamo Quarry Market and Waikele Center.
Multifamily real estate taxes increased $0.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in assessed values at Pacific Ridge Apartments, Lomas Palisades and Hassalo on Eighth - Residential.
Mixed-use real estate taxes decreased $0.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which Honolulu County reduced the tax burden for hotels for the year ended December 31, 2021 through 2022.
Property Operating Income.
Property operating income increased $22.6 million, or 10%, to $246.1 million for the year ended December 31, 2021, compared to $223.5 million for the year ended December 31, 2020. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2021	2020	Change	%	2021	2020	Change	%
Office	$136,133	$130,130	$6,003	5%	$132,033	$130,463	$1,570	1%
Retail	66,679	60,906	5,773	9	66,679	60,906	5,773	9
Multifamily	29,104	28,253	851	3	29,104	28,253	851	3
Mixed-Use	14,138	4,165	9,973	239	—	—	—	—
	$246,054	$223,454	$22,600	10%	$227,816	$219,622	$8,194	4%
Total office property operating income increased $6.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the new acquisitions of Eastgate Office Park and Corporate Campus East III during the third quarter of 2021, which had incremental property operating income of approximately $5.2 million during the period. The increase in total office property operating income was partially offset by a decrease in property operating income of approximately $0.7 million at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store property operating income increased $1.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher annualized base rents at La Jolla Commons, The Landmark at One Market, City Center Bellevue and Torrey Point, offset by decreases in lease termination fees, tenant improvement management fees and increases in rental expenses as COVID-19 restrictions were relaxed in early 2021 and our tenants' employees returned to the office in-person.
Retail property operating income increased $5.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to approximately $6.7 million related to tenants who were changed to alternate rent or to cash basis of revenue recognition during the year ended December 31, 2021 and the year ended December 31, 2020, as collectability was determined to be no longer probable for certain tenants at Carmel Mountain Plaza, Del Monte Center, Alamo Market Quarry and Waikele Center. Some of these tenants have since reverted back to basic monthly rent as compared to alternate rent as their gross sales have increased in the year ended December 31, 2021 compared to the year ended December 31, 2020, and their alternate rent periods came to an end. This increase was partially offset by a decrease of $0.7 million related to lease termination fees received at Alamo Quarry Market and Carmel Country Plaza during 2020. The increase was further offset by an increase in real estate taxes, insurance expense, utilities expense and facilities services of $0.6 million
Multifamily property operating income increased $0.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the increase in average occupancy to 92.1% for the year ended December 31, 2021 compared to 88.5% for the year ended December 31, 2020, primarily related to Loma Palisades, Pacific Ridge Apartments, Imperial Beach Garden and Santa Fe Park RV Resort. This increase was partially offset by higher rental expenses due to an increase in day porter and facilities services, utilities expenses, insurance expenses and marketing expenses during the period.
Mixed-use property operating income increased $10.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the return of tourism and related increase in hotel occupancy as travel to Hawaii has increased during the year ended December 31, 2021. This led to an increase in average occupancy and revenue per available room to 66.4% and $185 for the year ended December 31, 2021 compared to 51.3% and $127 for the year ended December 31, 2020, respectively. This also led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property. These increases were offset by higher hotel room expenses, sales and marketing expenses, and general excise tax expenses at the hotel portion of our mixed-use property during the period.
Other
General and administrative. General and administrative expenses increased $3.3 million, or 12%, to $29.9 million for the year ended December 31, 2021, compared to $26.6 million for the year ended December 31, 2020. This increase was primarily due to an increase in employee related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers, benefits, annual bonus and stock-based compensation, as well as an increase in insurance and legal costs relating to corporate and property matters.
Depreciation and amortization. Depreciation and amortization expense increased $8.0 million, or 7%, to $116.3 million for the year ended December 31, 2021, compared to $108.3 million for the year ended December 31, 2020. This increase was primarily due to $5.3 million related to the new acquisitions of Eastgate Office Park and Corporate Campus East III acquired during the third quarter of 2021. Additionally, there was higher depreciation and amortization at Carmel Mountain Plaza, due to acceleration of assets related to tenant vacating space, and The Landmark at One Market due to new tenant improvements that were put into service in 2020 and 2021.
Interest expense. Interest expense increased $5.1 million, or 10%, to $58.6 million for the year ended December 31, 2021 compared with $53.4 million for the year ended December 31, 2020. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021 partially offset by a decrease in interest expense related to our repayment of the Series A Notes on January 26, 2021, a decrease in the weighted average interest rate for our Term Loan A, which became an unhedged variable rate loan when the interest rate swap expired on January 9, 2021, a decrease in the Revolver Loan interest expense and an increase in capitalized interest related to our development projects.
Loss on early extinguishment of debt. Early extinguishment of debt expense increased $4.3 million for the year ended December 31, 2021 due to the repayment of the Senior Guaranteed Notes, Series A, with make-whole payments thereon, on January 26, 2021.
Other Income (Expense), Net. Other expense, net increased $0.9 million, or 194%, to other expense, net of $0.4 million for the year ended December 31, 2021 compared to other income, net of $0.4 million for the year ended December 31, 2020, primarily due to an increase in income tax expense related to taxable income for our taxable REIT subsidiary and a decrease in interest and investment income attributed to lower weighted average interest rates on our money market balances.

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

As of December 31, 2021, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2021, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

For the company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically the company has satisfied this distribution requirement by making cash distributions to American Assets Trust, Inc.'s stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the company’s own stock.

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
On December 3, 2021, the company entered into a new at-the-market, or ATM, equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million, or the 2021 ATM Program. The sales of shares of the company's common stock made through the 2021 ATM Program are to be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2021, the company had not issued any shares of common stock under the 2021 ATM Program.
The company intends to use the net proceeds from any issuances of common stock under the 2021 ATM Program to fund development or redevelopment activities, repay amounts outstanding from time to time under our third amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2021, the company had the capacity to issue up to an additional $250.0 million in shares of common stock under the 2021 ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2021 ATM Program.
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
Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to American Assets Trust, Inc.'s stockholders required to maintain its REIT status, distributions to our other unitholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and, if necessary, borrowings available under our third amended and restated credit facility.
Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements to pay scheduled debt maturities and to fund property acquisitions and capital improvements with net cash from operations, long-term secured and unsecured indebtedness and, if necessary, the issuance of equity and debt securities. We also may fund property acquisitions and capital improvements using our third amended and restated credit facility pending permanent financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt, noting that during the third quarter of 2015, the company obtained investment grade credit ratings from Moody’s Investors Service (Baa3), Standard & Poor’s Ratings Services (BBB-) and Fitch Ratings, Inc. (BBB), and the issuance of additional equity. However, we cannot be assured that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
Our overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of developments. Our capital investments will be funded on a short-term basis with cash on hand, cash flow from operations and/or our third amended and restated credit facility.

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

We currently believe that cash flows from operations, cash on hand, our 2021 ATM Program, our third amended and restated credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2021 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness (1)	$1,661,000	$211,000	$150,000	$100,000	$200,000	$—	$1,000,000
Line of credit (1)	—	—	—	—	—	—	—
Interest payments	347,187	58,668	51,414	48,734	38,851	37,705	111,815
Operating lease	33,229	3,232	3,328	3,428	3,531	3,584	16,126
Tenant-related commitments	22,963	18,013	4,273	—	677	—	—
Construction-related commitments	115,335	109,420	5,915	—	—	—	—
Total	$2,179,714	$400,333	$214,930	$152,162	$243,059	$41,289	$1,127,941

(1)     On January 5, 2022, we entered into the third amended and restated credit facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million, or the 2022 Revolver Loan, and a term loan of $100 million, or the 2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
Total cash, cash equivalents, and restricted cash were $139.5 million and $139.0 million at December 31, 2021 and 2020, respectively.
Net cash provided by operating activities increased $41.3 million to $168.3 million for the year ended December 31, 2021, compared to $127.0 million for the year ended December 31, 2020. The increase in cash from operations was primarily due to an increase in rental revenue from our mixed-use and office properties, including the incremental increase from our two new office acquisitions during the third quarter of 2021. Additionally, there was an increase in collections from our retail portfolio. The change in interest payable related to the 3.375% Senior Notes and other liabilities further increased the cash from operations.

Net cash used in investing activities increased $243.2 million to $312.3 million for the year ended December 31, 2021, compared to $69.1 million for the year ended December 31, 2020. The increase was primarily due to the acquisition of Eastgate Office Park on July 7, 2021 and Corporate Campus East III on September 10, 2021, and increase in capital expenditures at The Landmark at One Market, La Jolla Commons III and One Beach Street.
Net cash provided by financing activities was $144.4 million for the year ended December 31, 2021, compared to net cash used in financing activities of $28.3 million for the year ended December 31, 2020. The increase in cash provided by financing activities was primarily due to the closing of our issuance of 3.375% Senior Notes on January 26, 2021, partially offset by the repayment of the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.

Net Operating Income
Net Operating Income, or NOI, is a non-GAAP financial measure of performance. We define NOI as operating revenues (rental income, tenant reimbursements, lease termination fees, ground lease rental income and other property income) less property and related expenses (property expenses, ground lease expenses, property marketing costs, real estate taxes and insurance). NOI excludes general and administrative expenses, interest expense, depreciation and amortization, acquisition-related expense, other non-property income and losses, gains and losses from property dispositions, extraordinary items, tenant improvements and leasing commissions. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.
NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, or (3) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office, retail, multifamily or mixed-use properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is intended to be captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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

The following is a reconciliation of our NOI to net income for the years ended December 31, 2021, 2020 and 2019 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net operating income	$246,054	$223,454	$234,761
General and administrative	(29,879)	(26,581)	(24,871)
Depreciation and amortization	(116,306)	(108,292)	(96,205)
Interest expense	(58,587)	(53,440)	(54,008)
Gain on sale of real estate	—	—	633
Loss on early extinguishment of debt	(4,271)	—	—
Other income (expense), net	(418)	447	(122)
Net income	$36,593	$35,588	$60,188

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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2021, 2020 and 2019 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2021	2020	2019
Net income	$36,593	$35,588	$60,188
Plus: Real estate depreciation and amortization	116,306	108,292	96,205
Less: Gain on sale of real estate	—	—	(633)
Funds from operations, as defined by NAREIT	$152,899	$143,880	$155,760
Less: Nonforfeitable dividends on restricted stock awards	(557)	(377)	(376)
FFO attributable to common stock and units	$152,342	$143,503	$155,384
FFO per diluted share/unit	$2.00	$1.89	$2.20
Weighted average number of common shares and units, diluted (1)	76,175,004	76,122,842	70,788,597

(1)For the years ended December 31, 2021, 2020 and 2019 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2021, we had $1.411 billion of fixed-rate debt outstanding with an estimated fair value of $1.449 billion. If interest rates at December 31, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $65.5 million. If interest rates at December 31, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $88.6 million. Additionally, we consider our $150.0 million, related to Term Loan B and Term Loan C, outstanding as of December 31, 2021 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2021, we had $250.0 million of variable rate debt outstanding. We have entered into term loans that have interest rates that contain both fixed and variable components. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2021.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

ITEMS 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “Delinquent - Section 16(a) Reports” is included herein as Item 15.

ITEM 11.EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2022 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 15.DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2021, our named executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ernest Rady, our Chairman and Chief Executive Officer and a member of our Board of Directors, filed a Form 4 on April 7, 2021 for a transaction that occurred on March 3, 2021, due solely to Mr. Rady's broker failing to provide us timely notice of such transaction.

PART IV

ITEM 16.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

10.9(4)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.10(5)	Deed of Trust and Security Agreement by and between AAT CC Bellevue, LLC, as Borrower, and PNC Bank, National Association, as Lender, dated October 10, 2012
10.11(5)	Promissory Note by AAT CC Bellevue, LLC, as maker, to PNC Bank, National Association, dated as of October 10, 2012
10.12(6)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of December 5, 2019
10.13(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.14(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.15(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.16(8)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
10.17(9)
Joinder and First Amendment to Term Loan Agreement, dated as of May 2, 2016, among American Assets Trust, Inc., the American Assets Trust, L.P., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent

10.18(10)	Note Purchase Agreement, dated as of March 1, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series D)
10.19(11)	Note Purchase Agreement, dated as of May 23, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)
10.20(11)
Second Amendment to the Amended and Restated Credit Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other entities named therein

10.21(11)
Second Amendment to the Term Loan Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, U.S. Bank National Association, as Administrative Agent, and the other entities named therein

10.22(11)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as if October 31, 2014, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

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
10.25(13)
Second Amended and Restated Credit Agreement dated January 9, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.26(13)
Third Amendment to Term Loan Agreement dated January 9, 2018, by and among the American Assets Trust, Inc., American Assets Trust, L.P., each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

10.32(14)
First Amendment to Second Amended and Restated Credit Agreement dated January 9, 2019, by and among the American Assets Trust, Inc., American Assets Trust, L.P., Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.33(15)	Note Purchase Agreement, dated as of July 30, 2019, by and among American Assets Trust, Inc., American Assets Trust, L.P., and the purchasers named therein.
10.34(16)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Wells Fargo Securities, LLC
10.35(16)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and BofA Securities, Inc.
10.36(16)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Jefferies LLC
10.37(16)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Mizuho Securities USA LLC
10.38(16)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and BTIG, LLC
10.39(17)
Third Amended and Restated Credit Agreement dated January 5, 2022, by and among American Assets Trust, Inc., American Assets Trust, L.P., Bank of America, N.A., as Administrative Agent, and other entities named therein.

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
(17)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021.
(18)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 11th day of February, 2022.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board and Chief Executive Officer	February 11, 2022
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 11, 2022
Robert F. Barton

/s/ JOY L. SCHAEFER	Director	February 11, 2022
Joy L. Schaefer

/s/ NINA TRAN	Director	February 11, 2022
Nina Tran

/s/ THOMAS S. OLINGER	Director	February 11, 2022
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 11, 2022
Robert S. Sullivan

Item 8 and Item 16(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 11, 2022 expressed an unqualified opinion thereon.

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

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.68 billion as of December 31, 2021. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2021.

Auditing the Company's impairment assessment for real estate properties is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset.

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

Property asset acquisitions
Description of the Matter
During the year ended December 31, 2021, the Company completed the acquisitions of Eastgate Office Park and Corporate Campus East III for a purchase price of approximately $125 million, excluding closing costs of approximately $0.2 million, and $84 million, excluding closing costs of approximately $0.1 million, respectively. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for the purchases as asset acquisitions in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed consists of use of the income, sales comparison and cost approaches. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and tangible assets and liabilities acquired, if any, based on their relative fair value.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation required by management in determining the relative fair values of the acquired land and buildings and intangible assets such as in-place leases. The significant estimation was primarily due to the judgmental nature of inputs, including discount rates, capitalization rates and certain market assumptions such as market rental rates and market comparable prices for similar land parcels.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions process. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisitions included, among other procedures, reading the purchase agreements and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rates, capitalization rates and various market assumptions such as market rental rates and market comparable prices for similar land parcels with external market data sources. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Diego, California
February 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 16(a) and our report dated February 11, 2022 expressed an unqualified opinion thereon.

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
February 11, 2022

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.68 billion as of December 31, 2021. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2021.

Auditing the Company's impairment assessment for real estate properties is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset.

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

Property asset acquisition
Description of the Matter
During the year ended December 31, 2021, the Company completed the acquisitions of Eastgate Office Park and Corporate Campus East III for a purchase price of approximately $125 million, excluding closing costs of approximately $0.2 million, and $84 million, excluding closing costs of approximately $0.1 million, respectively. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for the purchases as asset acquisitions in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed consists of use of the income, sales comparison and cost approaches. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and tangible assets and liabilities acquired, if any, based on their relative fair value.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation required by management in determining the relative fair values of the acquired land and buildings and intangible assets such as in-place leases. The significant estimation was primarily due to the judgmental nature of inputs, including discount rates, capitalization rates and certain market assumptions such as market rental rates and market comparable prices for similar land parcels.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions process. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisitions included, among other procedures, reading the purchase agreements and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rates, capitalization rates and various market assumptions such as market rental rates and market comparable prices for similar land parcels with external market data sources. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 11, 2022

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2021	December 31, 2020
ASSETS
Real estate, at cost
Operating real estate	$3,389,726	$3,155,280
Construction in progress	139,098	91,047
Held for development	547	547
	3,529,371	3,246,874
Accumulated depreciation	(847,390)	(754,140)
Net real estate	2,681,981	2,492,734
Cash and cash equivalents	139,524	137,333
Restricted cash	—	1,716
Accounts receivable, net	7,445	6,938
Deferred rent receivables, net	82,724	72,476
Other assets, net	106,253	106,112
TOTAL ASSETS	$3,017,927	$2,817,309
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,965	$110,923
Unsecured notes payable, net	1,538,238	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	64,531	59,262
Security deposits payable	7,855	6,590
Other liabilities and deferred credits	86,215	91,300
Total liabilities	1,807,804	1,563,903
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,525,580 and 60,476,292 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	605	605
Additional paid-in capital	1,453,272	1,445,644
Accumulated dividends in excess of net income	(217,785)	(176,560)
Accumulated other comprehensive income	2,872	1,753
Total American Assets Trust, Inc. stockholders' equity	1,238,964	1,271,442
Noncontrolling interests	(28,841)	(18,036)
Total equity	1,210,123	1,253,406
TOTAL LIABILITIES AND EQUITY	$3,017,927	$2,817,309
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2021	2020	2019
REVENUE:
Rental income	$360,208	$330,312	$343,865
Other property income	15,620	14,261	22,876
Total revenue	375,828	344,573	366,741
EXPENSES:
Rental expenses	86,980	79,178	91,967
Real estate taxes	42,794	41,941	40,013
General and administrative	29,879	26,581	24,871
Depreciation and amortization	116,306	108,292	96,205
Total operating expenses	275,959	255,992	253,056
OPERATING INCOME	99,869	88,581	113,685
Interest expense	(58,587)	(53,440)	(54,008)
Loss on early extinguishment of debt	(4,271)	—	—
Gain on sale of real estate	—	—	633
Other (expense) income, net	(418)	447	(122)
NET INCOME	36,593	35,588	60,188
Net income attributable to restricted shares	(564)	(383)	(381)
Net income attributable to unitholders in the Operating Partnership	(7,653)	(7,545)	(14,089)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$28,376	$27,660	$45,718
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.47	$0.46	$0.84
Weighted average shares of common stock outstanding - basic	59,990,740	59,806,309	54,110,949
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.47	$0.46	$0.84
Weighted average shares of common stock outstanding - diluted	76,172,277	76,119,763	70,786,132

COMPREHENSIVE INCOME
Net income	$36,593	$35,588	$60,188
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivatives during the period	2,723	(3,649)	(5,571)
Reclassification of amortization of forward starting swap included in interest expense	(1,098)	(1,330)	(1,304)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	(193)	—	—
Comprehensive income	38,025	30,609	53,313
Comprehensive income attributable to noncontrolling interest	(7,966)	(6,496)	(12,301)
Comprehensive income attributable to American Assets Trust, Inc.	$30,059	$24,113	$41,012

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2018	47,335,409	$474	$920,661	$(128,778)	$10,620	$(506)	802,471
Net income	—	—	—	46,099	—	14,089	60,188
Common shares issued	11,871,552	118	515,236	—	—	—	515,354
Issuance of restricted stock	173,008	2	(2)	—	—	—	—
Forfeiture of restricted stock	(70,641)	(1)	1	—	—	—	—
Conversion of operating partnership units	787,060	8	12,979	—	148	(13,135)	—
Dividends declared and paid	—	—	—	(61,699)	—	(18,906)	(80,605)
Stock-based compensation	—	—	4,477	—	—	—	4,477
Shares withheld for employee taxes	(28,160)	—	(1,338)	—	—	—	(1,338)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(4,482)	(1,602)	(6,084)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	392	121	513
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(998)	(306)	(1,304)
Balance at December 31, 2019	60,068,228	601	1,452,014	(144,378)	5,680	(20,245)	1,293,672
Net income	—	—	—	28,043	—	7,545	35,588
Issuance of restricted stock	317,574	3	(3)	—	—	—	—
Forfeiture of restricted stock	(95,086)	(1)	1	—	—	—	—
Conversion of operating partnership units	209,011	2	(12,003)	—	3	11,998	—
Dividends declared and paid	—	—	—	(60,225)	—	(16,285)	(76,510)
Stock-based compensation	—	—	6,307	—	—	—	6,307
Shares withheld for employee taxes	(23,435)	—	(672)	—	—	—	(672)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,885)	(764)	(3,649)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,045)	(285)	(1,330)
Balance at December 31, 2020	60,476,292	605	1,445,644	(176,560)	1,753	(18,036)	1,253,406
Net income	—	—	—	28,940	—	7,653	36,593
Issuance of restricted stock	229,819	2	(2)	—	—	—	—
Forfeiture of restricted stock	(155,390)	(2)	2	—	—	—	—
Dividends declared and paid	—	—	—	(70,165)	—	(18,771)	(88,936)
Stock-based compensation	—	—	8,493	—	—	—	8,493
Shares withheld for employee taxes	(25,141)	—	(865)	—	—	—	(865)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	2,135	588	2,723

Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(864)	(234)	(1,098)
Reclassification of amortization of forward-starting swaps included in loss on early extinguishment of debt	—	—	—	—	(152)	(41)	(193)
Balance at December 31, 2021	60,525,580	$605	$1,453,272	$(217,785)	$2,872	$(28,841)	$1,210,123

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$36,593	$35,588	$60,188
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(17,634)	(31,242)	(6,985)
Depreciation and amortization	116,306	108,292	96,205
Amortization of debt issuance costs and debt fair value adjustments	2,753	1,477	1,467
Provision for uncollectable rental income	(2,289)	18,427	1,751
Early extinguishment of debt	4,271	—	—
Gain on sale of real estate	—	—	(633)
Stock-based compensation expense	8,493	6,307	4,477
Settlement of forward interest rate swap agreement	—	—	513
Lease termination income	—	—	(4,518)
Other noncash interest expense	(1,098)	(1,330)	(1,304)
Other, net	1,314	(695)	4,746
Changes in operating assets and liabilities
Change in accounts receivable	2,273	(4,940)	(1,071)
Change in other assets	109	141	(2,420)
Change in accounts payable and accrued expenses	15,331	(2,108)	5,956
Change in security deposits payable	443	(1,726)	(971)
Change in other liabilities and deferred credits	1,464	(1,206)	(3,585)
Net cash provided by operating activities	168,329	126,985	153,816
INVESTING ACTIVITIES
Acquisition of real estate, net	(204,511)	—	(507,780)
Capital expenditures	(104,588)	(63,488)	(88,327)
Proceeds from sale of real estate, net of selling costs	—	—	8,191
Leasing commissions	(3,142)	(5,589)	(11,267)
Purchase of marketable securities	(47,760)	—	—
Sale of marketable securities	47,723	—	—
Net cash used in investing activities	(312,278)	(69,077)	(599,183)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)	(20,762)
Proceeds from unsecured line of credit	—	100,000	59,000
Repayment of unsecured line of credit	(100,000)	—	(123,000)
Repayment of unsecured notes payable	(155,375)	—	—
Proceeds from issuance of unsecured notes payable	494,675	—	150,000
Debt issuance costs	(5,075)	(125)	(1,103)
Proceeds from issuance of common stock, net	—	—	515,354
Dividends paid to common stock and unitholders	(88,936)	(76,510)	(80,605)
Shares withheld for employee taxes	(865)	(672)	(1,338)
Net cash provided by (used in) financing activities	144,424	(28,310)	497,546
Net increase in cash, cash equivalents and restricted cash	475	29,598	52,179
Cash, cash equivalents and restricted cash, beginning of year	139,049	109,451	57,272
Cash, cash equivalents and restricted cash, end of year	$139,524	$139,049	$109,451
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2021	2020	2019
Cash and cash equivalents	$139,524	$137,333	$99,303
Restricted cash	—	1,716	10,148
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$139,524	$139,049	$109,451
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2021	2020

ASSETS
Real estate, at cost
Operating real estate	$3,389,726	$3,155,280
Construction in progress	139,098	91,047
Held for development	547	547
	3,529,371	3,246,874
Accumulated depreciation	(847,390)	(754,140)
Net real estate	2,681,981	2,492,734
Cash and cash equivalents	139,524	137,333
Restricted cash	—	1,716
Accounts receivable, net	7,445	6,938
Deferred rent receivables, net	82,724	72,476
Other assets, net	106,253	106,112
TOTAL ASSETS	$3,017,927	$2,817,309
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,965	$110,923
Unsecured notes payable, net	1,538,238	1,196,677
Unsecured line of credit, net	—	99,151
Accounts payable and accrued expenses	64,531	59,262
Security deposits payable	7,855	6,590
Other liabilities and deferred credits	86,215	91,300
Total liabilities	1,807,804	1,563,903
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	(30,138)	(19,020)
General partner's capital, 60,525,580 and 60,476,292 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,236,092	1,269,689
Accumulated other comprehensive income	4,169	2,737
Total capital	1,210,123	1,253,406
TOTAL LIABILITIES AND CAPITAL	$3,017,927	$2,817,309
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2021	2020	2019
REVENUE:
Rental income	$360,208	$330,312	$343,865
Other property income	15,620	14,261	22,876
Total revenue	375,828	344,573	366,741
EXPENSES:
Rental expenses	86,980	79,178	91,967
Real estate taxes	42,794	41,941	40,013
General and administrative	29,879	26,581	24,871
Depreciation and amortization	116,306	108,292	96,205
Total operating expenses	275,959	255,992	253,056
OPERATING INCOME	99,869	88,581	113,685
Interest expense	(58,587)	(53,440)	(54,008)
Loss on early extinguishment of debt	(4,271)	—	—
Gain on sale of real estate	—	—	633
Other (expense) income, net	(418)	447	(122)
NET INCOME	36,593	35,588	60,188
Net income attributable to restricted shares	(564)	(383)	(381)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$36,029	$35,205	$59,807
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.47	$0.46	$0.84
Weighted average units outstanding, basic	76,172,277	76,119,763	70,786,132
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.47	$0.46	$0.84
Weighted average units outstanding, diluted	76,172,277	76,119,763	70,786,132

DISTRIBUTIONS PER UNIT	$1.16	$1.00	$1.14

COMPREHENSIVE INCOME
Net income	$36,593	$35,588	$60,188
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivatives during the period	2,723	(3,649)	(5,571)
Reclassification of amortization of forward starting swaps included in interest expense	(1,098)	(1,330)	(1,304)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	(193)	—	—
Comprehensive income	38,025	30,609	53,313
Comprehensive income attributable to Limited Partners	(7,966)	(6,496)	(12,301)
Comprehensive income attributable to General Partner	$30,059	$24,113	$41,012

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2018	17,177,608	$(4,477)	47,335,409	$792,357	$14,591	$802,471
Net income	—	14,089	—	46,099	—	60,188
Contributions from American Assets Trust, Inc.	—	—	11,871,552	515,354	—	515,354
Conversion of operating partnership units	(787,060)	(12,987)	787,060	12,987	—	—
Issuance of restricted units	—	—	173,008	—	—	—
Forfeiture of restricted units	—	—	(70,641)	—	—	—
Distributions	—	(18,906)	—	(61,699)	—	(80,605)
Stock-based compensation	—	—	—	4,477	—	4,477
Units withheld for employee taxes	—	—	(28,160)	(1,338)	—	(1,338)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(6,084)	(6,084)
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	513	513
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,304)	(1,304)
Balance at December 31, 2019	16,390,548	(22,281)	60,068,228	1,308,237	7,716	1,293,672
Net income	—	7,545	—	28,043	—	35,588
Conversion of operating partnership units	(209,011)	12,001	209,011	(12,001)	—	—
Issuance of restricted units	—	—	317,574	—	—	—
Forfeiture of restricted units	—	—	(95,086)	—	—	—
Distributions	—	(16,285)	—	(60,225)	—	(76,510)
Stock-based compensation	—	—	—	6,307	—	6,307
Units withheld for employee taxes	—	—	(23,435)	(672)	—	(672)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(3,649)	(3,649)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,330)	(1,330)
Balance at December 31, 2020	16,181,537	(19,020)	60,476,292	1,269,689	2,737	1,253,406
Net income	—	7,653	—	28,940	—	36,593
Issuance of restricted units	—	—	229,819	—	—	—
Forfeiture of restricted units	—	—	(155,390)	—	—	—
Distributions	—	(18,771)	—	(70,165)	—	(88,936)
Stock-based compensation	—	—	—	8,493	—	8,493
Units withheld for employee taxes	—	—	(25,141)	(865)	—	(865)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	2,723	2,723
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(1,098)	(1,098)
Reclassification of amortization of forward-starting swaps included in loss on early extinguishment of debt	—	—	—	—	(193)	(193)
Balance at December 31, 2021	16,181,537	$(30,138)	60,525,580	$1,236,092	$4,169	$1,210,123

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$36,593	$35,588	$60,188
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(17,634)	(31,242)	(6,985)
Depreciation and amortization	116,306	108,292	96,205
Amortization of debt issuance costs and debt fair value adjustments	2,753	1,477	1,467
Provision for uncollectable rental income	(2,289)	18,427	1,751
Early extinguishment of debt	4,271	—	—
Gain on sale of real estate	—	—	(633)
Stock-based compensation expense	8,493	6,307	4,477
Settlement of forward interest rate swap agreement	—	—	513
Lease termination income	—	—	(4,518)
Other noncash interest expense	(1,098)	(1,330)	(1,304)
Other, net	1,314	(695)	4,746
Changes in operating assets and liabilities
Change in accounts receivable and deferred rent receivables	2,273	(4,940)	(1,071)
Change in other assets	109	141	(2,420)
Change in accounts payable and accrued expenses	15,331	(2,108)	5,956
Change in security deposits payable	443	(1,726)	(971)
Change in other liabilities and deferred credits	1,464	(1,206)	(3,585)
Net cash provided by operating activities	168,329	126,985	153,816
INVESTING ACTIVITIES
Acquisition of real estate, net	(204,511)	—	(507,780)
Capital expenditures	(104,588)	(63,488)	(88,327)
Proceeds from sale of real estate, net of selling costs	—	—	8,191
Leasing commissions	(3,142)	(5,589)	(11,267)
Purchase of marketable securities	(47,760)	—	—
Sale of marketable securities	47,723	—	—
Net cash used in investing activities	(312,278)	(69,077)	(599,183)
FINANCING ACTIVITIES
Repayment of secured notes payable	—	(51,003)	(20,762)
Proceeds from unsecured line of credit	—	100,000	59,000
Repayment of unsecured line of credit	(100,000)	—	(123,000)
Repayment of unsecured notes payable	(155,375)	—	—
Proceeds from issuance of unsecured notes payable	494,675	—	150,000
Debt issuance costs	(5,075)	(125)	(1,103)
Contributions from American Assets Trust, Inc.	—	—	515,354
Distributions	(88,936)	(76,510)	(80,605)
Shares withheld for employee taxes	(865)	(672)	(1,338)
Net cash provided by (used in) financing activities	144,424	(28,310)	497,546
Net increase in cash, cash equivalents and restricted cash	475	29,598	52,179
Cash, cash equivalents and restricted cash, beginning of year	139,049	109,451	57,272
Cash, cash equivalents and restricted cash, end of year	$139,524	$139,049	$109,451
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2021	2020	2019
Cash and cash equivalents	$139,524	$137,333	$99,303
Restricted cash	—	1,716	10,148
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$139,524	$139,049	$109,451
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
We are a vertically integrated and self-administered REIT with 208 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2021, we owned or had a controlling interest in 30 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2021, we owned land at three of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Santa Fe Park RV Resort
Pacific Ridge Apartments

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and Construction in Progress
La Jolla Commons - Construction in Progress
Solana Crossing – Land
Lloyd Portfolio – Construction in Progress

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
Impact of COVID-19
We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The Company cannot predict if previously placed governmental restrictions or social distancing measures will be reinstated in the future. With the rise in cases related to COVID-19 variants, the willingness of customers to visit certain of out tenants' businesses may be reduced due to concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.
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

Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Total interest costs incurred	$61,578	$54,510	$54,636
Interest capitalized	$2,991	$1,070	$628
Interest expense	$58,587	$53,440	$54,008
Cash paid for interest, net of amounts capitalized	$50,970	$53,467	$51,975
Cash paid for income taxes	$356	$844	$971
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$18,697	$22,884	$25,413
Accrued leasing commissions	$2,628	$555	$3,345
Building recorded in termination of ground lease	$—	$—	$4,518
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $2.5 million, $2.3 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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

We recognize revenue on the hotel portion of our mixed-use property from the rental of hotel rooms and guest services when we satisfy performance obligations as evidenced by the transfer of control when the rooms are occupied and services have been provided. Food and beverage sales are recognized when the customer has been served or at the time the transaction occurs. Revenue from room rental is included in rental revenue on the statement of comprehensive income. Revenue from other sales and services provided is included in other property income on the statement of comprehensive income.
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
At December 31, 2021 and December 31, 2020, our allowance for doubtful accounts was $4.6 million and $10.0 million, respectively. Total collectability related adjustments for rental income, which includes the allowance for doubtful accounts and deferred rent receivables, was $2.3 million, $18.4 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During the year ended December 31, 2021, due to the impacts of the COVID-19 pandemic, we provided lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). The Company has elected to account for such COVID-19-related concessions as lease modifications.

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2021, 2020 and 2019, real estate depreciation expense was $102.0 million, $95.8 million and $85.3 million, respectively.
Acquisitions of properties are accounted for in accordance with the authoritative accounting guidance on acquisitions and business combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. Such valuations include a consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market renewal options are determined based on a review of several qualitative and quantitative factors on a lease-by-lease basis at acquisition to determine whether it is probable that the tenant would exercise its option to renew the lease agreement. These factors include: (1) the type of tenant in relation to the property it occupies, (2) the quality of the tenant, including the tenant's long term business prospects and (3) whether the fixed rate renewal option was sufficiently lower than the fair rental of the property at the date the option becomes exercisable such that it would appear to be reasonably assured that the tenant would exercise the option to renew. The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization in the statement of comprehensive income.
The value of above and below market leases associated with the original noncancelable lease terms are amortized to rental income over the terms of the respective noncancelable lease periods and are reflected as either an increase (for below market leases) or a decrease (for above market leases) to rental income in the statement of comprehensive income. The value of the leases associated with below market lease renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. If a tenant vacates its space prior to contractual termination of its lease or the lease is not renewed, the unamortized balance of any in-place lease value is written off to rental income and amortization expense.
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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. As discussed above, as a result of the COVID-19 pandemic, certain of the our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments under their leases. Accordingly, the reduction of estimated future cash flows could result in the recognition of an impairment charge on certain of our long-lived assets. Management does not believe that the value of our real estate investments was impaired at December 31, 2021 or December 31, 2020. There were no impairment charges during the years ended December 31, 2021, 2020 and 2019.
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
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR or Secured Overnight Financing Rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. See the discussion under Note 8 for certain quantitative details related to interest rate swaps and for a discussion on how we value derivative financial instruments.
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2021 and December 31, 2020, we had $62.2 million and $33.0 million, respectively, in excess of the FDIC insured limit. At December 31, 2021 and December 31, 2020, we had $70.8 million and $97.8 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. At December 31, 2021 and 2020, we had $0.0 million and $1.7 million, respectively, in restricted cash.
Other Assets
Other assets consist primarily of lease costs, lease incentives, acquired in-place leases and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions related to obtaining a lease. Capitalized lease costs are amortized over the life of the related lease and included in depreciation and amortization expense on the statement of comprehensive income. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow. Therefore, we classify cash outflows for lease costs as an investing activity in our consolidated statements of cash flows.
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2021 and December 31, 2020 we had no investments in real estate joint ventures, and no other interests in VIEs to be evaluated for consolidated.

Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. For the grants of market-based restricted stock awards in December 2019 (the “2019 grant”) and December 2020 grant (the “2020 grant”), we measure stock-based compensation expense based on the fair value of the award on the grant date and recognize the expense ratably over the vesting period.
For the grants of performance and market-based restricted stock awards in December 2021 (the “2021 grant”), we measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense ratably over the vesting period.
Modifications of stock-based compensation awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified. For the year ended December 31, 2021 and 2020, we incurred incremental compensation cost of approximately $2.6 million and $1.2 million, respectively, related to the discretionary vesting of previously granted restricted stock awards that did not meet the original vesting criteria. For the year ended December 31, 2019, there were no modifications of stock-based compensation awards.
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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2011. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to regular U.S. federal income tax. We are subject to certain state and local income taxes.
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
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, is generally only available through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2021
Land	$254,016	$284,263	$72,668	$76,635	$687,582
Buildings	527,262	1,270,131	393,713	129,226	2,320,332
Land improvements	47,425	14,269	7,764	2,606	72,064
Tenant improvements	89,520	218,639	—	2,366	310,525
Furniture, fixtures, and equipment	1,098	5,003	18,039	15,416	39,556
Construction in progress (1)	7,160	87,340	4,448	364	99,312
	926,481	1,879,645	496,632	226,613	3,529,371
Accumulated depreciation	(335,374)	(343,433)	(115,317)	(53,266)	(847,390)
Net real estate	$591,107	$1,536,212	$381,315	$173,347	$2,681,981
December 31, 2020
Land	$254,016	$225,238	$72,668	$76,635	$628,557
Buildings	526,522	1,137,711	392,224	128,477	2,184,934
Land improvements	47,425	11,672	7,346	2,606	69,049
Tenant improvements	88,326	186,423	—	1,890	276,639
Furniture, fixtures, and equipment	1,069	3,236	16,480	15,651	36,436
Construction in progress (1)	5,170	43,595	1,831	663	51,259
	922,528	1,607,875	490,549	225,922	3,246,874
Accumulated depreciation	(314,610)	(290,768)	(100,745)	(48,017)	(754,140)
Net real estate	$607,918	$1,317,107	$389,804	$177,905	$2,492,734

(1) Land related to held for development and construction in progress is included in the Held for Development and Construction in Progress classifications on the consolidated balance sheets.
Dispositions
On May 22, 2019, we sold Solana Beach – Highway 101. The property is located in Solana Beach, California and was previously included in our retail segment. The sales price of this property was approximately $9.4 million, less costs to sell, and resulted in net proceeds to us of approximately $9.4 million. Accordingly, we recorded a gain on sale of approximately $0.0 million, $0.0 million and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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
On July 7, 2021, we acquired Eastgate Office Park, consisting of an approximately 280,000 square feet, multi-tenant office campus in Bellevue, Washington. The purchase price was approximately $125 million, excluding closing costs of approximately $0.2 million. The property was acquired with cash on hand.

On September 10, 2021, we acquired Corporate Campus East III in Bellevue, Washington, consisting of an approximately 161,000 square feet, multi-tenant office campus. The purchase price was approximately $84 million, less seller credits of (i) approximately $1.1 million of future rent abatement (ii) approximately $2.1 million of contractual tenant improvements and closing costs of approximately $0.1 million. The property was acquired with cash on hand.
The financial information set forth below summarizes the company’s purchase price allocation for each of Eastgate Office Park and Corporate Campus East III during the year ended December 31, 2021 (in thousands):

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
The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. The remaining weighted average amortization period as of December 31,
2021, is 3.2 years and 5.2 years for Eastgate Office Park and Corporate Campus East III, respectively.
The following table summarizes the operating results for each of Eastgate Office Park and Corporate Campus East III included in the company's historical consolidated statement of operations for the period of acquisition through December 31,
2021 (in thousands):

	Eastgate Office Park	Corporate Campus East III	Total
Revenues	$5,139	$1,909	$7,048
Operating expenses	$(5,235)	$(2,131)	$(7,366)
Operating loss	$(96)	$(222)	$(318)
Net loss attributable to American Assets Trust, Inc.	$(99)	$(222)	$(321)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2021	December 31, 2020
In-place leases	$67,215	$60,965
Accumulated amortization	(38,130)	(34,758)
Above market leases	2,532	5,389
Accumulated amortization	(2,383)	(5,268)
Acquired lease intangible assets, net	$29,234	$26,328
Below market leases	$58,655	$56,677
Accumulated accretion	(36,253)	(35,219)
Acquired lease intangible liabilities, net	$22,402	$21,458

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of comprehensive income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.2 million, $3.9 million and $3.8 million in 2021, 2020 and 2019, respectively. The remaining weighted-average amortization period as of December 31, 2021, is 5.8 years, 3.7 years and 10.5 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $11.5 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 7.7 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization of in-place leases	$(6,664)	$(5,018)	$(4,762)
Amortization of above market leases	(34)	(62)	(345)
Amortization of below market leases	3,271	3,994	4,131
	$(3,427)	$(1,086)	$(976)
As of December 31, 2021, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2022	$6,734	$41	$3,171
2023	4,456	41	2,896
2024	4,146	38	2,581
2025	3,580	25	2,169
2026	3,287	4	1,767
Thereafter	6,882	—	9,818
	$29,085	$149	$22,402

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative.
As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,503	$—	$2,503	$—	$2,059	$—	$2,059
Interest rate swap liability	$—	$1,807	$—	$1,807	$—	$4,531	$—	$4,531
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 2.1% to 3.7%.

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

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$110,965	$113,207	$110,923	$114,074
Unsecured term loan	$249,654	$250,000	$249,233	$250,000
Unsecured senior guaranteed notes	$797,953	$832,795	$947,444	$1,017,378
Senior unsecured notes, net	$490,631	$503,000	$—	$—
Unsecured line of credit	$—	$—	$99,151	$100,000

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Leasing commissions, net of accumulated amortization of $40,595 and $35,167, respectively	$38,589	$38,173
Acquired above market leases, net	149	121
Acquired in-place leases, net	29,085	26,207
Lease incentives, net of accumulated amortization of $913 and $802, respectively	595	994
Other intangible assets, net of accumulated amortization of $1,382 and $1,213, respectively	2,445	2,565
Right-of-use lease asset, net	26,254	29,350
Prepaid expenses, deposits and other	9,136	8,702
Total other assets	$106,253	$106,112
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of comprehensive income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Acquired below market leases, net	$22,402	$21,458
Prepaid rent and deferred revenue	16,309	14,518
Interest rate swap liability	1,807	4,531
Straight-line rent liability	14,274	18,049
Deferred rent expense and lease intangible	3	16
Deferred compensation	2,503	2,059
Deferred tax liability	967	570
Lease liability	27,917	30,060
Other liabilities	33	39
Total other liabilities and deferred credits, net	$86,215	$91,300

Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's Third Amended and Restated Credit Facility (see note 19. Subsequent Events), term loan and carve-out guarantees on property-level debt.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2021 and December 31, 2020 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2021	December 31, 2020	as of December 31, 2021
City Center Bellevue (1)	111,000	111,000	3.98%	November 1, 2022
	111,000	111,000
Debt issuance costs, net of accumulated amortization of $387 and $345, respectively	(35)	(77)
Total Secured Notes Payable	$110,965	$110,923

(1)Interest only.

Certain loans require us to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2021, we were in compliance with all loan covenants.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2021 and December 31, 2020 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2021	December 31, 2020	as of December 31, 2021
Term Loan A	$100,000	$100,000	Variable	(1)	January 9, 2022	(2)
Senior Guaranteed Notes, Series A (3)	—	150,000	4.04%	(4)	October 31, 2021
Term Loan B	100,000	100,000	Variable	(5)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(6)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(7)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(8)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(9)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(10)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	—	3.38%		February 1, 2031
	1,550,000	1,200,000
Debt discount and issuance costs, net of accumulated amortization of $9,462 and $8,856, respectively	(11,762)	(3,323)
Total Unsecured Notes Payable	$1,538,238	$1,196,677

(1)As of December 31, 2021, the interest rate associated with Term Loan A was variable. However, on January 14, 2022, the Operating Partnership entered into an interest rate swap agreement that is intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.80% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio.
(2)On January 5, 2022, we extended the 2022 Term Loan A to a maturity date of January 5, 2027 with no further extension options.
(3)Notes prepaid in full, with make-whole penalty thereon of approximately $3.9 million, on January 26, 2021.
(4)The company entered into a one month forward-starting seven years swap contract on August 19, 2014, which was settled on September 19, 2014 at a gain of approximately $1.6 million (see Note 8). The forward-starting seven-year swap contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum. On January 26, 2021, we prepaid the entirety of the Senior Guaranteed Notes, Series A with make-whole premium thereon and the related swap contract was fully amortized and terminated.
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
(6)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan C at approximately 3.14% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan C is approximately 2.64%, subject to adjustments based on our consolidated leverage ratio.
(7)The Operating Partnership entered into a treasury lock contract on May 31, 2017, which was settled on June 23, 2017 at a loss of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.85% per annum.
(8)The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be highly effective cash flow hedges, accordingly, the effective interest rate is approximately 3.87% per annum.
(9)The Operating Partnership entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 4.18% per annum.
(10)The Operating Partnership entered into a treasury lock contract on June 20, 2019, which was settled on July 17, 2019 at a gain of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.

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

On January 9, 2018, we entered into the Third Amendment (“Third Amendment”) to the Term Loan Agreement, which maintains the $150 million unsecured term loan (Term Loan B and Term Loan C) to the Operating Partnership that matures on March 1, 2023 (the “$150mm Term Loan”). Effective as of March 1, 2018, borrowings under the Term Loan Agreement with respect to the $150mm Term Loan bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on the Operating Partnership’s consolidated leverage ratio, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps or (d) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.70% to 1.35% based on the Operating Partnership’s consolidated leverage ratio. The foregoing rates are intended to be more favorable than previously contained in the Term Loan Agreement. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid as per the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Term Loan Agreement.

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2021, the Operating Partnership was in compliance with all loan covenants.

Scheduled principal payments on secured and unsecured notes payable as of December 31, 2021 are as follows (in thousands):

2022 (1)	$211,000
2023	150,000
2024	100,000
2025	200,000
2026	—
Thereafter	1,000,000
$1,661,000
(1)     On January 5, 2022, we entered into the third amended and restated credit facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million, or the 2022 Revolver Loan, and a term loan of $100 million, or the 2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options.
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
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"), which amended and restated the Prior Credit Agreement. The Second Amended and Restated Credit Facility provided for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility had an accordion feature that would have allowed us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders. At December 31, 2021, there were no amounts outstanding balance under the Revolver Loan and the related debt issuance costs were fully amortized.
Borrowings under the Second Amended and Restated Credit Facility had interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. The foregoing rates were more favorable than previously contained in the Prior Credit Facility in place as of December 31, 2017. For the year-ended December 31, 2021, the weighted average interest rate on the Revolver Loan was 1.14%.
The Revolver Loan initially matured on January 9, 2022, subject to our option to extend the Revolver Loan up to two times, with each such extension for a six months period. The extension options are exercisable by us subject to the satisfaction of certain conditions.
    On January 9, 2019, we entered into the first amendment (“First Amendment”) to the Second Amended and Restated Credit Facility, which extended the maturity date of Term Loan A to January 9, 2021, subject to three, one year extension options. On October 16, 2020, we exercised an option to extend the maturity date of Term Loan A to January 9, 2022.  Additionally, in connection with the First Amendment, borrowings under the Second Amended and Restated Credit Facility with respect to Term Loan bear interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on our consolidated total leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.20% to 0.70% based on our consolidated total leverage ratio. The foregoing rates were more favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.
Additionally, the Second Amended and Restated Credit Facility included a number of customary financial covenants, including:
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
The Second Amended and Restated Credit Facility provided that our annual distributions may not exceed the greater of (1) 95% of our FFO or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
As of December 31, 2021, the Operating Partnership was in compliance with all then in-place Second Amended and Restated Credit Facility covenants.
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “2022 Revolver Loan”) and a term loan of $100 million (the “2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable Secured Overnight Financing Rate (“SOFR”), plus the applicable SOFR Adjustment and a spread which ranges from (a) 1.05%-1.50% (with respect to the 2022 Revolver Loans) and (b) 1.20% to 1.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10%-0.50% (with respect to 2022 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio. Note that on January 14, 2022, the Operating Partnership entered into an interest rate swap agreement that is intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.80% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio.

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

On January 14, 2022, we entered into two separate interest rate swap contracts, one with Wells Fargo Bank, National Association and one with Bank of America, National Association, to reduce the interest rate variability exposure of the interest cash flows of the 2022 Term Loan A. Each of the two five year swap contracts have a notional amount of $50 million, a termination date of January 5, 2027, a fixed pay rate of 2.8% (both swaps combined), and a receive rate equal to the one-month SOFR, with fixed rate payments due monthly commencing February 1, 2022, floating payments due monthly commencing February 1, 2022, and floating reset dates two days prior to the first day of each calculation period.  The five-year swap contracts accrual period, January 14, 2022 to January 5, 2027, was designed to match the tenor of our 2022 Term Loan A, which successfully closed on January 5, 2022.

We determined that there was no compelling reason from a capital requirement perspective to move forward with the prospective financing at prevailing rates and, as a result, on October 1, 2020, we settled the August 2020 Treasury Lock, resulting in no gain or loss.

The following is a summary of the terms of the interest rate swaps as of December 31, 2021 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$(1,206)
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$(601)
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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2021, the Operating Partnership had 16,181,537 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 78.8% of the Operating Partnership at December 31, 2021. The remaining 21.2% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2021, 2020 and 2019, approximately 0, 209,011 and 787,060, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On December 3, 2021, we entered into a new ATM equity program, our only current ATM equity program, with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2021, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2021, we had the capacity to issue up to an additional $250.0 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of December 31, 2021, we have no obligation to sell the remaining shares available for sale under the active ATM equity program.

In June 2019, we issued and sold 10,925,000 shares of common stock in an underwritten public offering. The shares of common stock that we issued and sold included the full exercise of the underwriters' option to purchase 1,425,000 additional shares. We received net proceeds of approximately $472.6 million, after deducting underwriting discounts, commissions and offering expenses.

Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2021. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2021, 2020 and 2019:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2019	$0.28	January 1, 2019 to March 31, 2019	March 28, 2019
Second Quarter 2019	$0.28	April 1, 2019 to June 30, 2019	June 27, 2019
Third Quarter 2019	$0.28	July 1, 2019 to September 30, 2019	September 26, 2019
Fourth Quarter 2019	$0.30	October 1, 2019 to December 31, 2019	December 26, 2019
First Quarter 2020	$0.30	January 1, 2020 to March 31, 2020	March 26, 2020
Second Quarter 2020	$0.20	April 1, 2020 to June 30, 2020	June 25, 2020
Third Quarter 2020	$0.25	July 1, 2020 to September 30, 2020	September 24, 2020
Fourth Quarter 2020	$0.25	October 1, 2020 to December 31, 2020	December 24, 2020
First Quarter 2021	$0.28	January 1, 2021 to March 31, 2021	March 25, 2021
Second Quarter 2021	$0.28	April 1, 2021 to June 30, 2021	June 24, 2021
Third Quarter 2021	$0.30	July 1, 2021 to September 30, 2021	September 23, 2021
Fourth Quarter 2021	$0.30	October 1, 2021 to December 31, 2021	December 23, 2021
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

	Year Ended December 31,
	2021		2020		2019
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.73	62.6%	$0.66	66.0%	$1.09	95.6%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.43	37.4%	0.34	34.0%	0.05	4.4%
Total	$1.16	100.0%	$1.00	100.0%	$1.14	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan, which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. In June 2020, at the annual shareholder meeting, the shareholders approved the Amended and Restated 2011 Equity Incentive Award Plan (the "Amended and Restated 2011 Plan"). An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the Amended and Restated 2011 Plan, and as of December 31, 2021, 2,402,848 shares of common stock remain available for future issuance.

The following shares of restricted common stock have been issued as of December 31, 2021:

Grant	Fair Value at Grant Date	Number
June 11, 2019 (1)	$45.35	4,412
December 9, 2019 (2)	$28.06 - $30.97	168,596
June 9, 2020 (1)	$33.29	6,008
December 4, 2020 (3)	$19.02 - $20.83	311,566
June 8, 2021 (1)	38.59	5,184
December 9, 2021 (4)	$24.27 - $25.17	224,635
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
(4)    Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2022, 2023 and 2024, subject to the employee's continued employment on those dates.
For the 2019 grants and 2020 grants, the fair value of the awards was estimated using a Monte Carlo Simulation model. Our stock price, along with the stock prices of the group of peer REITs, is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the stock price of the company and the group REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date.
For the 2021 grants, the fair value of the awards was estimated using a Monte Carlo Simulation model. For the 2021 grants vesting is subject to multiple vesting conditions as follows: (1) a service condition which requires continued employment of the employee as of each vesting date during the three-year vesting term for the employee to be eligible for vesting, (2) a performance condition with respect to our FFO per share for the FFO performance periods and (3) a market condition with respect to our relative total shareholder return performance over a one-year, two-year and three-year performance period ending on November 30, 2022, 2023 and 2024 as compared to a pre-determined index. On each measurement date the performance condition and market condition performance will determine the number of shares that vest. We measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense over the vesting period. For the restricted stock grants that are time-vesting, issued to our non-employee directors, we estimate the stock compensation expense based on the fair value of the stock at the grant date.

The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2021:

	2021
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	491,957	$23.53
Granted	229,819	25.04
Vested	(78,989)	25.00
Forfeited	(155,390)	24.25
Balance at end of year	487,397	$23.78
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $8.5 million, $6.3 million and $4.5 million in noncash compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively, each of which is included in general and administrative expense on the statement of comprehensive income. Unrecognized compensation expense was $8.2 million at December 31, 2021, which will be recognized over a weighted-average period of 1.6 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2021, 2020 and 2019, we had a weighted average of approximately 485,202 shares, 357,048 shares and 330,197 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2021, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
    The calculation of diluted earnings per unit for the year ended December 31, 2021, 2020 and 2019 does not include 485,202, 357,048, and 330,197 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.

The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
NUMERATOR
Net income	$36,593	$35,588	$60,188
Less: Net income attributable to restricted shares	(564)	(383)	(381)
Less: Income attributable to unitholders in the Operating Partnership	(7,653)	(7,545)	(14,089)
Net income attributable to common stockholders—basic	$28,376	$27,660	$45,718
Income attributable to American Assets Trust, Inc. common stockholders—basic	$28,376	$27,660	$45,718
Plus: Income attributable to unitholders in the Operating Partnership	7,653	7,545	14,089
Net income attributable to common stockholders—diluted	$36,029	$35,205	$59,807
DENOMINATOR
Weighted average common shares outstanding—basic	59,990,740	59,806,309	54,110,949
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,313,454	16,675,183
Weighted average common shares outstanding—diluted	76,172,277	76,119,763	70,786,132

Earnings per common share, basic	$0.47	$0.46	$0.84

Earnings per common share, diluted	$0.47	$0.46	$0.84

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
A deferred tax liability is included in our consolidated balance sheets of $1.0 million and $0.6 million as of December 31, 2021 and 2020, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other (expense) income on the consolidated statement of comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$(542)	$48
State	483	412	625
Deferred:
Federal	118	(80)	237
State	137	201	(91)
Provision for income taxes (benefit)	$738	$(9)	$819

NOTE 12. COMMITMENTS AND CONTINGENCIES
Legal
We are sometimes involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.
We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also, under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the properties due to certain matters relating to the tenants' operations at our properties.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $4.0 million based on operating performance through December 31, 2021.

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
As of December 31, 2021, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Hawaii, Oregon, Texas and Washington. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties, representing 43.0% of our total revenue for the year ended December 31, 2021, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 11.3% of total revenues for the year ended December 31, 2021.
Tenants in the office industry accounted for 49.6% and 51.5% of total revenues for the years December 31, 2021 and 2020, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
Tenants in the retail industry accounted for 25.2% and 25.6% of total revenues for the years December 31, 2021 and 2020, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 9.1% and 9.1% of total revenues for the years ended December 31, 2021 and 2020, respectively.
For the years ended December 31, 2021 and 2020, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2021, Google LLC at The Landmark at One Market accounted for 9.6% of total annualized base rent. Four other tenants (LPL Holdings, Inc., Autodesk, Inc., Smartsheet, Inc., and VMware, Inc) comprise 16.8% of our total annualized base rent at December 31, 2021, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2021 for our office properties, retail properties and the retail portion of our mixed-use property.
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
At December 31, 2021, our office, retail and mixed-use properties are located in five states: California, Oregon, Hawaii, Washington and Texas. At December 31, 2021, we had approximately 874 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California and Portland, Oregon, and we had 1,910 leases with residential tenants at December 31, 2021, excluding Santa Fe Park RV Resort.
As of December 31, 2021, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2022	$235,625
2023	221,814
2024	190,860
2025	167,588
2026	152,488
Thereafter	370,926
Total	$1,339,301
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

Current annual payments under the operating leases are as follows, as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	$3,232
2023	3,328
2024	3,428
2025	3,531
2026	3,584
Thereafter	16,126
Total lease payments	$33,229
Imputed interest	(5,312)
Present value of lease liability	$27,917

Lease costs under the operating leases are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$3,926	$3,902
Sublease income	(3,634)	(4,297)
Total lease (income) cost	$292	$(395)

Weighted-average remaining lease term - operating leases (in years)	9.5
Weighted-average discount rate - operating leases	3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Year Ended December 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,791	$3,422
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$27,321

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
At Waikiki Beach Walk, we (as sublandlord) subleased a portion of the building to Quiksilver under an operating lease effective through December 31, 2021. The operating lease and sublease were terminated, without penalty as of June 30, 2021.

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Minimum rents
Office	$180,704	$170,853	$136,118
Retail	89,326	82,176	99,601
Multifamily	48,654	47,071	47,448
Mixed-Use	9,901	7,302	15,702
Percentage rent	4,337	3,516	2,476
Hotel revenue	24,935	17,209	40,297
Other	2,351	2,185	2,223
Total rental income	$360,208	$330,312	$343,865
Minimum rents include $14.0 million, $18.9 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.2 million, $3.9 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental operating	$41,488	$38,194	$38,331
Hotel operating	17,518	13,691	24,522
Repairs and maintenance	18,113	17,813	17,035
Marketing	1,779	2,023	2,538
Rent	4,023	3,955	3,372
Hawaii excise tax	2,792	2,479	4,160
Management fees	1,267	1,023	2,009
Total rental expenses	$86,980	$79,178	$91,967

NOTE 15. OTHER (EXPENSE) INCOME
The principal components of other (expense) income, net are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest and investment income	$324	$436	$696
Income tax (expense) benefit	(738)	9	(819)
Other non-operating (expense) income	(4)	2	1
Total other (expense) income	$(418)	$447	$(122)

NOTE 16. RELATED PARTY TRANSACTIONS
During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Mr. Rady, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the leases of $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in rental income on the consolidated statements of comprehensive income.

At Torrey Reserve Campus, we lease space to EDisability, LLC, an entity majority owned and controlled by Mr. Rady. During the fourth quarter of 2020, we entered into a lease termination agreement with EDisability, LLC and entered into a new lease agreement for office space at Torrey Reserve Campus. Rents under the new lease agreement commenced on June 1, 2021 for an initial three years at an average rental rate of $0.1 million. Rent revenue recognized on the lease of $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2018, respectively, is included in rental income on the consolidated statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the years ending December 31, 2021, 2020 and 2019, we incurred approximately $0.2 million, $0.0 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2021, Mr. Rady and his affiliates owned approximately 14.4% of our outstanding common stock and 19.5% of our outstanding common units, which together represent an approximate 33.9% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.0 million, $1.0 million and $1.1 million were made for the years ended December 31, 2021, 2020 and 2019, respectively, and included in rental expenses on the statements of comprehensive income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Office
Property revenue	$186,366	$177,554	$144,683
Property expense	(50,233)	(47,424)	(42,234)
Segment profit	136,133	130,130	102,449
Total Retail
Property revenue	94,662	88,280	107,604
Property expense	(27,983)	(27,374)	(30,633)
Segment profit	66,679	60,906	76,971
Total Multifamily
Property revenue	52,315	50,327	51,066
Property expense	(23,211)	(22,074)	(20,863)
Segment profit	29,104	28,253	30,203
Total Mixed-Use
Property revenue	42,485	28,412	63,388
Property expense	(28,347)	(24,247)	(38,250)
Segment profit	14,138	4,165	25,138
Total segments’ profit	$246,054	$223,454	$234,761
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total segments' profit	$246,054	$223,454	$234,761
General and administrative	(29,879)	(26,581)	(24,871)
Depreciation and amortization	(116,306)	(108,292)	(96,205)
Interest expense	(58,587)	(53,440)	(54,008)
Loss on early extinguishment of debt	(4,271)	—	—
Gain on sale of real estate	—	—	633
Other (expense) income, net	(418)	447	(122)
Net income	36,593	35,588	60,188
Net income attributable to restricted shares	(564)	(383)	(381)
Net income attributable to unitholders in the Operating Partnership	(7,653)	(7,545)	(14,089)
Net income attributable to American Assets Trust, Inc. stockholders	$28,376	$27,660	$45,718

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2021	December 31, 2020
Net real estate
Office	$1,536,212	$1,317,107
Retail	591,107	607,918
Multifamily	381,315	389,804
Mixed-Use	173,347	177,905
	$2,681,981	$2,492,734
Secured Notes Payable (1)
Office	$111,000	$111,000
Retail	—	—
	$111,000	$111,000
Capital Expenditures (2)
Office	$93,116	$52,882
Retail	7,232	8,596
Multifamily	5,841	3,897
Mixed-Use	1,541	3,702
	$107,730	$69,077

(1)Excludes unamortized debt issuance costs of $0.0 million and $0.1 million as of December 31, 2021 and 2020, respectively.
(2)Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2021 and 2020 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total revenue	$101,747	$98,286	$91,809	$83,986
Operating income	25,715	27,669	26,423	20,062
Net income	10,478	12,895	11,487	1,733
Net income attributable to restricted shares	(147)	(145)	(135)	(137)
Net income attributable to unitholders in the Operating Partnership	(2,194)	(2,709)	(2,411)	(339)
Net income attributable to American Assets Trust, Inc. stockholders	$8,137	$10,041	$8,941	$1,257
Net income per share attributable to common stockholders - basic and diluted	$0.14	$0.17	$0.15	$0.02

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$81,347	$84,374	$82,109	$96,743
Operating income	16,415	20,323	22,995	28,848
Net income	3,788	6,490	9,826	15,484
Net income attributable to restricted shares	(123)	(87)	(69)	(104)
Net income attributable to unitholders in the Operating Partnership	(767)	(1,365)	(2,101)	(3,312)
Net income attributable to American Assets Trust, Inc. stockholders	$2,898	$5,038	$7,656	$12,068
Net income per share attributable to common stockholders - basic and diluted	$0.05	$0.08	$0.13	$0.20

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2021 and 2020 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total revenue	$101,747	$98,286	$91,809	$83,986
Operating income	25,715	27,669	26,423	20,062
Net income	10,478	12,895	11,487	1,733
Net income attributable to restricted shares	(147)	(145)	(135)	(137)
Net income attributable to American Assets Trust, L.P. unit holders	$10,331	$12,750	$11,352	$1,596
Net income per unit attributable to unit holders - basic and diluted	$0.14	$0.17	$0.15	$0.02

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$81,347	$84,374	$82,109	$96,743
Operating income	16,415	20,323	22,995	28,848
Net income	3,788	6,490	9,826	15,484
Net income attributable to restricted shares	(123)	(87)	(69)	(104)
Net income attributable to American Assets Trust, L.P. unit holders	$3,665	$6,403	$9,757	$15,380
Net income per unit attributable to common unit holders - basic and diluted	$0.05	$0.08	$0.13	$0.20

NOTE 19. SUBSEQUENT EVENTS
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million, the 2022 Revolver Loan, and a term loan of $100 million, the 2022 Term Loan A. The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Additionally, on January 14, 2022, the company entered into an interest rate swap agreement that is intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.80% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2021	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2021		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$21,557	$26,816	$130,431	$(68,138)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	13,235	4,200	13,235	(9,361)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	37,619	31,034	94,279	(50,201)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	34,958	27,117	122,823	(73,187)	1967/1984/2006	4/8/2004	35 years
Gateway Marketplace	—	17,363	21,644	1,239	17,363	22,883	(3,767)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	227	8,239	12,580	(3,593)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	29,044	597	28,447	(7,821)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	14,081	8,620	25,343	(18,707)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	144	14,006	10,948	(5,342)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	—	40,980	38,842	4,577	40,980	43,419	(15,212)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	12,653	4,401	12,653	(8,383)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	43,617	70,644	155,424	(71,661)	1993/2008	9/16/2004	35 years
City Center Bellevue	111,000	25,135	190,998	57,802	25,135	248,800	(73,173)	1987	8/21/2012	40 years
Eastgate Office Park	—	35,822	82,737	490	35,822	83,227	(1,854)	1985	7/7/2021	40 years
Corporate Campus East III	—	23,203	55,992	11	23,203	56,003	(681)	1986	9/10/2021	40 years
First & Main	—	14,697	109,739	11,260	14,697	120,999	(37,427)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	32,405	34,575	173,601	(47,420)	1917/2000	6/30/2010	40 years
Lloyd Portfolio	—	18,660	61,401	104,807	11,845	173,023	(50,452)	1940-2015	7/1/2011	40 years
One Beach Street	—	15,332	18,017	20,378	15,332	38,395	(4,456)	1924/1972/1987/1992	1/24/2012	40 years
Solana Crossing:
Solana Crossing I-II	—	7,111	17,100	8,166	7,111	25,266	(8,342)	1982/2005	1/19/2011	40 years
Solana Crossing III-IV	—	7,298	27,887	6,271	7,298	34,158	(10,859)	1982/2005	1/19/2011	40 years
Solana Crossing Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	59,936	5,408	58,623	(23,260)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	—	3,263	—	28,599	4,309	27,553	(13,860)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	40,015	4,226	39,074	(17,795)	1996-1997	6/6/1989	40 years
Pacific VC	—	1,413	—	10,637	2,148	9,902	(6,076)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,963	911	1,767	(1,040)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	8,012	682	7,330	(2,372)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	4,012	1,017	2,995	(678)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	16,139	2,188	13,951	(3,566)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	49,779	5,050	47,543	(5,496)	2018	5/9/1997	40 years
La Jolla Commons
La Jolla Commons I-II	—	62,312	393,662	2,507	62,312	396,169	(34,627)	2008-2014	6/20/2019	40 years
La Jolla Commons Land	—	20,446	—	37,003	20,446	37,003	—	N/A	6/20/2019	N/A
Imperial Beach Gardens	—	1,281	4,820	6,085	1,281	10,905	(8,692)	1959/2008	7/31/1985	30 years
Loma Palisades	—	14,000	16,570	34,101	14,052	50,619	(31,846)	1958/2001 - 2008/2021	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	1,902	2,744	6,442	(4,236)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	1,460	401	2,388	(1,613)	1971/2007-2008	6/1/1979	30 years

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2021	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2021		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Pacific Ridge Apartments	—	47,971	178,497	2,831	47,971	181,328	(31,341)	2013	4/28/2017	30 years
Hassalo on Eighth - Multifamily	—	—	—	178,503	6,219	172,284	(37,589)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	971	45,995	75,914	(25,065)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	14,033	30,640	74,062	(28,201)	2008/2014/2020	1/19/2011	35 years
	$111,000	$652,608	$1,923,674	$953,089	$687,582	$2,841,789	$(847,390)
(1) For Federal tax purposes, the aggregate tax basis is approximately $2.5 billion as of December 31, 2021.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Real estate assets
Balance, beginning of period	$3,246,874	3,188,697	2,630,191
Additions:
Property acquisitions	197,754	—	476,421
Improvements	93,455	64,997	101,285
Deductions:
Cost of Real Estate Sold	—	—	(8,845)
Other (1)	(8,712)	(6,820)	(10,355)
Balance, end of period	$3,529,371	$3,246,874	$3,188,697
Accumulated depreciation
Balance, beginning of period	$754,140	$665,222	$590,338
Additions—depreciation	101,962	95,738	85,428
Deductions:
Cost of Real Estate Sold	—	—	(189)
Other (1)	(8,712)	(6,820)	(10,355)
Balance, end of period	$847,390	$754,140	$665,222

(1)Other deductions for the years ended December 31, 2021, 2020 and 2019 represent the write-off of fully depreciated assets.