Form 10-Q
period 2022-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2022-04-29
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

American Assets Trust, Inc. had 60,522,043 shares of common stock, par value $0.01 per share, outstanding as of April 29, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2022 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2022, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

American Assets Trust, Inc. believes that combining the quarterly reports on Form 10-Q of American Assets Trust, Inc. and the Operating Partnership into a single report will result in the following benefits:

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

The management of American Assets Trust, Inc. and the Operating Partnership is the same and operates American Assets Trust, Inc. and the Operating Partnership as one enterprise.

There are certain differences between American Assets Trust, Inc. and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between American Assets Trust, Inc. and the Operating Partnership in the context of how American Assets Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. American Assets Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, American Assets Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. American Assets Trust, Inc. itself does not hold any indebtedness. The Operating Partnership holds substantially all the assets of American Assets Trust, Inc., directly or indirectly holds the ownership interests in American Assets Trust, Inc.'s real estate ventures, conducts the operations of the business and is structured as a partnership with no publicly-traded equity. Except for net proceeds from public equity issuances by American Assets Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by American Assets Trust, Inc.'s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of operating partnership units.

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of American Assets Trust, Inc. and those of American Assets Trust, L.P. The partnership interests in the Operating Partnership that are not owned by American Assets Trust, Inc. are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in American Assets Trust, Inc.’s financial statements. To help investors understand the significant differences between American Assets Trust, Inc. and the Operating Partnership, this report presents the following separate sections for each of American Assets Trust, Inc. and the Operating Partnership:

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,440,692	$3,389,726
Construction in progress	159,066	139,098
Held for development	547	547
	3,600,305	3,529,371
Accumulated depreciation	(868,848)	(847,390)
Real estate, net	2,731,457	2,681,981
Cash and cash equivalents	73,573	139,524
Accounts receivable, net	7,876	7,445
Deferred rent receivables, net	85,551	82,724
Other assets, net	112,677	106,253
TOTAL ASSETS	$3,011,134	$3,017,927
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,976	$110,965
Unsecured notes payable, net	1,538,052	1,538,238
Accounts payable and accrued expenses	68,797	64,531
Security deposits payable	8,280	7,855
Other liabilities and deferred credits, net	79,142	86,215
Total liabilities	1,805,247	1,807,804
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,522,043 and 60,525,580 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	605	605
Additional paid-in capital	1,454,746	1,453,272
Accumulated dividends in excess of net income	(226,474)	(217,785)
Accumulated other comprehensive income	7,063	2,872
Total American Assets Trust, Inc. stockholders’ equity	1,235,940	1,238,964
Noncontrolling interests	(30,053)	(28,841)
Total equity	1,205,887	1,210,123
TOTAL LIABILITIES AND EQUITY	$3,011,134	$3,017,927
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2022	2021
REVENUE:
Rental income	$96,986	$81,130
Other property income	4,484	2,856
Total revenue	101,470	83,986
EXPENSES:
Rental expenses	24,145	18,246
Real estate taxes	11,429	11,354
General and administrative	7,142	6,823
Depreciation and amortization	30,412	27,501
Total operating expenses	73,128	63,924
OPERATING INCOME	28,342	20,062
Interest expense	(14,666)	(14,005)
Loss on early extinguishment of debt	—	(4,271)
Other (expense) income, net	(162)	(53)
NET INCOME	13,514	1,733
Net income attributable to restricted shares	(155)	(137)
Net income attributable to unitholders in the Operating Partnership	(2,836)	(339)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$10,523	$1,257

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.18	$0.02
Weighted average shares of common stock outstanding - basic	60,038,683	59,984,335

Earnings per common share, diluted	$0.18	$0.02
Weighted average shares of common stock outstanding - diluted	76,220,220	76,165,872

DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.28

COMPREHENSIVE INCOME
Net income	$13,514	$1,733
Other comprehensive income - unrealized income on swap derivatives during the period	5,596	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(275)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	(193)
Comprehensive income	18,835	2,012
Comprehensive income attributable to non-controlling interests	(3,966)	(407)
Comprehensive income attributable to American Assets Trust, Inc.	$14,869	$1,605
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2021	60,525,580	$605	$1,453,272	$(217,785)	$2,872	$(28,841)	$1,210,123
Net income	—	—	—	10,678	—	2,836	13,514
Forfeiture of restricted stock	(3,121)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,367)	—	(5,178)	(24,545)
Stock-based compensation	—	—	1,489	—	—	—	1,489
Shares withheld for employee taxes	(416)	—	(15)	—	—	—	(15)
Other comprehensive gain - change in value of interest rate swaps	—	—	—	—	4,408	1,188	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(217)	(58)	(275)
Balance at March 31, 2022	60,522,043	$605	$1,454,746	$(226,474)	$7,063	$(30,053)	$1,205,887

	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Shares	Amount
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	$1,253,406
Net income	—	—	—	1,394	—	339	1,733
Forfeiture of restricted stock	(4,006)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,932)	—	(4,531)	(21,463)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive gain - change in value of interest rate swaps	—	—	—	—	579	168	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Reclassification of amortization of forward-starting swap realized gains included in loss on early extinguishment of debt	—	$—	$—	$—	$(152)	$(41)	$(193)
Balance at March 31, 2021	60,472,286	$605	$1,447,128	$(192,098)	$1,964	$(22,160)	$1,235,439

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$13,514	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,508)	(6,292)
Depreciation and amortization	30,412	27,501
Amortization of debt issuance costs and debt discounts	640	577
Loss on early extinguishment of debt	—	4,271
Provision for uncollectable rental income	92	3,213
Stock-based compensation expense	1,489	1,484
Unearned rents	(3,758)	(193)
Other, net	(280)	(50)
Changes in operating assets and liabilities
Change in accounts receivable	(517)	(1,841)
Change in other assets	50	651
Change in accounts payable and accrued expenses	1,776	11,098
Change in security deposits payable	237	39
Change in other liabilities and deferred credits	2	314
Net cash provided by operating activities	39,149	42,505
INVESTING ACTIVITIES
Acquisition of real estate	(45,167)	—
Capital expenditures	(29,829)	(11,372)
Leasing commissions	(2,299)	(844)
Net cash used in investing activities	(77,295)	(12,216)
FINANCING ACTIVITIES
Repayment of unsecured line of credit	—	(100,000)
Proceeds from unsecured notes payable	—	494,675
Repayment of unsecured notes payable	—	(155,375)
Repayment of notes payable to affiliates	—	—
Debt issuance costs	(3,245)	(5,025)
Dividends paid to common stock and unitholders	(24,545)	(21,463)
Shares withheld for employee taxes	(15)	—
Net cash (used in) provided by financing activities	(27,805)	212,812
Net (decrease) increase in cash and cash equivalents	(65,951)	243,101
Cash, cash equivalents and restricted cash, beginning of period	139,524	139,049
Cash, cash equivalents and restricted cash, end of period	$73,573	$382,150

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$73,573	$380,434
Restricted cash	—	1,716
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$73,573	$382,150
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,440,692	$3,389,726
Construction in progress	159,066	139,098
Held for development	547	547
	3,600,305	3,529,371
Accumulated depreciation	(868,848)	(847,390)
Real estate, net	2,731,457	2,681,981
Cash and cash equivalents	73,573	139,524
Accounts receivable, net	7,876	7,445
Deferred rent receivables, net	85,551	82,724
Other assets, net	112,677	106,253
TOTAL ASSETS	$3,011,134	$3,017,927
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,976	$110,965
Unsecured notes payable, net	1,538,052	1,538,238
Accounts payable and accrued expenses	68,797	64,531
Security deposits payable	8,280	7,855
Other liabilities and deferred credits, net	79,142	86,215
Total liabilities	1,805,247	1,807,804
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	(32,480)	(30,138)
General partner's capital, 60,522,043 and 60,525,580 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,228,877	1,236,092
Accumulated other comprehensive income	9,490	4,169
Total capital	1,205,887	1,210,123
TOTAL LIABILITIES AND CAPITAL	$3,011,134	$3,017,927

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2022	2021
REVENUE:
Rental income	$96,986	$81,130
Other property income	4,484	2,856
Total revenue	101,470	83,986
EXPENSES:
Rental expenses	24,145	18,246
Real estate taxes	11,429	11,354
General and administrative	7,142	6,823
Depreciation and amortization	30,412	27,501
Total operating expenses	73,128	63,924
OPERATING INCOME	28,342	20,062
Interest expense	(14,666)	(14,005)
Loss on early extinguishment of debt	—	(4,271)
Other (expense) income, net	(162)	(53)
NET INCOME	13,514	1,733
Net income attributable to restricted shares	(155)	(137)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$13,359	$1,596

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.18	$0.02
Weighted average units outstanding - basic	76,220,220	76,165,872

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.18	$0.02
Weighted average units outstanding - diluted	76,220,220	76,165,872

DISTRIBUTIONS PER UNIT	$0.32	$0.28

COMPREHENSIVE INCOME
Net income	$13,514	$1,733
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	5,596	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(275)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	(193)
Comprehensive income	18,835	2,012
Comprehensive income attributable to Limited Partners	(3,966)	(407)
Comprehensive income attributable to General Partner	$14,869	$1,605

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2021	16,181,537	$(30,138)	60,525,580	$1,236,092	$4,169	$1,210,123
Net income	—	2,836	—	10,678	—	13,514
Forfeiture of restricted units	—	—	(3,121)	—	—	—
Distributions	—	(5,178)	—	(19,367)	—	(24,545)
Stock-based compensation	—	—	—	1,489	—	1,489
Units withheld for employee taxes	—	—	(416)	(15)	—	(15)
Other comprehensive gain - change in value of interest rate swap	—	—	—	—	5,596	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at March 31, 2022	16,181,537	$(32,480)	60,522,043	$1,228,877	$9,490	$1,205,887

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406
Net income	—	339	—	1,394	—	1,733
Forfeiture of restricted units	—	—	(4,006)	—	—	—
Distributions	—	(4,531)	—	(16,932)	—	(21,463)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive gain - change in value of interest rate swap	—	—	—	—	747	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Reclassification of amortization of forward-starting swap included in loss on early extinguishment of debt	—	$—	—	$—	$(193)	(193)
Balance at March 31, 2021	16,181,537	$(23,212)	60,472,286	$1,255,635	$3,016	$1,235,439

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$13,514	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,508)	(6,292)
Depreciation and amortization	30,412	27,501
Amortization of debt issuance costs and debt discounts	640	577
Loss on early extinguishment of debt	—	4,271
Provision for uncollectable rental income	92	3,213
Stock-based compensation expense	1,489	1,484
Unearned rents	(3,758)	(193)
Other, net	(280)	(50)
Changes in operating assets and liabilities
Change in accounts receivable	(517)	(1,841)
Change in other assets	50	651
Change in accounts payable and accrued expenses	1,776	11,098
Change in security deposits payable	237	39
Change in other liabilities and deferred credits	2	314
Net cash provided by operating activities	39,149	42,505
INVESTING ACTIVITIES
Acquisition of real estate	(45,167)	—
Capital expenditures	(29,829)	(11,372)
Leasing commissions	(2,299)	(844)
Net cash used in investing activities	(77,295)	(12,216)
FINANCING ACTIVITIES
Repayment of unsecured line of credit	—	(100,000)
Proceeds from unsecured notes payable	—	494,675
Repayment of unsecured notes payable	—	(155,375)
Debt issuance costs	(3,245)	(5,025)
Distributions	(24,545)	(21,463)
Shares withheld for employee taxes	(15)	—
Net cash (used in) provided by financing activities	(27,805)	212,812
Net (decrease) increase in cash and cash equivalents	(65,951)	243,101
Cash, cash equivalents and restricted cash, beginning of period	139,524	139,049
Cash, cash equivalents and restricted cash, end of period	$73,573	$382,150

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$73,573	$380,434
Restricted cash	—	1,716
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$73,573	$382,150
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2022
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
We are a full service, vertically integrated, and self-administered REIT with approximately 207 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2022, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2022, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
La Jolla Commons	One Beach Street	Corporate Campus East III
Torrey Reserve Campus	First & Main	Bel-Spring 520
Torrey Point	Lloyd Portfolio
Solana Crossing	City Center Bellevue
The Landmark at One Market	Eastgate Office Park

Multifamily
Loma Palisades	Hassalo on Eighth - Residential
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
March 31, 2022
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
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2021.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Total interest costs incurred	$15,847	$14,564
Interest capitalized	$1,181	$559
Interest expense	$14,666	$14,005
Cash paid for interest, net of amounts capitalized	$19,722	$13,069
Cash paid for income taxes	$127	$71
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$19,677	$7,109
Accrued leasing commissions	$3,389	$631

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to our significant accounting policies during the three months ended March 31, 2022.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at March 31, 2022 and December 31, 2021 was approximately $4.4 million and $4.6 million, respectively.
Rent Concessions – COVID-19
In 2021, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). During the first quarter of 2022, we provided an immaterial amount of lease concessions to certain tenants that continued being impacted by the Covid-19 pandemic.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, and permits the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, it is generally only available through December 31, 2022. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

NOTE 2. REAL ESTATE
Property Asset Acquisitions
On March 8, 2022, we acquired Bel-Spring 520 in Bellevue, Washington, consisting of an approximately 93,000 square feet, multi-tenant office campus. The purchase price was $45.5 million, less seller credits of approximately $0.1 million of future rent abatement, and approximately $0.6 million of contractual tenant improvements. Additionally, closing costs were approximately $0.1 million.
The property was acquired with cash on hand.
The financial information set forth below summarizes the Company’s purchase price allocation for Bel-Spring 520 during the three months ended March 31, 2022 (in thousands):

Bel-Spring 520
Land	$13,744
Building	27,793
Land improvements	713
Furniture, fixtures, and equipment	1,833
Total real estate	44,083
Lease intangibles	2,036
Prepaid expenses and other assets	10
Assets acquired	$46,129
Accounts payable and accrued expenses	$(14)
Security deposits payable	(189)
Other liabilities and deferred credits	(641)
Liabilities assumed	$(844)

The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of income. The remaining weighted average amortization period as of March 31, 2022, is 3.8.
The following table summarizes the operating results for Bel-Spring 520 included in the Company's historical consolidated statement of operations for the period of acquisition through March 31, 2022 (in thousands):

Bel-Spring 520
Revenues	$201
Operating expenses	212
Operating loss	(11)
Net loss attributable to American Assets Trust, Inc.	$(11)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
In-place leases	$68,803	$67,215
Accumulated amortization	(40,389)	(38,130)
Above market leases	2,532	2,532
Accumulated amortization	(2,394)	(2,383)
Acquired lease intangible assets, net	$28,552	$29,234
Below market leases	$59,266	$58,655
Accumulated accretion	(37,093)	(36,253)
Acquired lease intangible liabilities, net	$22,173	$22,402

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,193	$—	$2,193	$—	$2,503	$—	$2,503
Interest rate swap asset	$—	$3,789	$—	$3,789	$—	$—	$—	$—
Interest rate swap liability	$—	$—	$—	$—	$—	$1,807	$—	$1,807
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.5% to 4.5%.
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

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,976	$111,900	$110,965	$113,207
Unsecured term loans, net	$249,107	$250,000	$249,654	$250,000
Unsecured senior guaranteed notes, net	$798,055	$805,048	$797,953	$832,795
Senior unsecured notes, net	$490,890	$470,150	$490,631	$503,000

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
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2022 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$125
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$55
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$1,807
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$1,802
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasing commissions, net of accumulated amortization of $41,291 and $40,595, respectively	$40,110	$38,589
Interest rate swap asset	3,789	—
Acquired above market leases, net	138	149
Acquired in-place leases, net	28,414	29,085
Lease incentives, net of accumulated amortization of $928 and $913, respectively	662	595
Other intangible assets, net of accumulated amortization of $1,477 and $1,382, respectively	2,452	2,445
Debt issuance costs, net of accumulated amortization of $2,232 and $2,070, respectively	2,430	—
Right-of-use lease asset, net	25,678	26,254
Prepaid expenses and other	9,004	9,136
Total other assets	$112,677	$106,253

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Acquired below market leases, net	$22,173	$22,402
Prepaid rent and deferred revenue	12,964	16,309
Interest rate swap liability	—	1,807
Deferred rent expense and lease intangible	—	3
Deferred compensation	2,193	2,503
Deferred tax liability	967	967
Straight-line rent liability	13,420	14,274
Lease liability	27,378	27,917
Other liabilities	47	33
Total other liabilities and deferred credits, net	$79,142	$86,215
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of March 31, 2022 and December 31, 2021 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2022	December 31, 2021	as of March 31, 2022
City Center Bellevue (1)	$111,000	$111,000	3.98%	November 1, 2022
	111,000	111,000
Debt issuance costs, net of accumulated amortization of $397 and $387, respectively	(24)	(35)
Total Secured Notes Payable Outstanding	$110,976	$110,965

(1)Interest only.
Certain loans require the Operating Partnership to comply with various financial covenants. As of March 31, 2022, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2022 and December 31, 2021 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2022	December 31, 2021	as of March 31, 2022
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	100,000	100,000	Variable	(2)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(3)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(4)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
	1,550,000	1,550,000
Debt discount and issuance costs, net of accumulated amortization of $9,798 and $9,462, respectively	(11,948)	(11,762)
Total Unsecured Notes Payable	$1,538,052	$1,538,238

(1)The Operating Partnership has entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.70% through its maturity date, subject to adjustments based on our consolidated leverage ratio.
(2)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan B at approximately 3.15% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan B is approximately 2.65%, subject to adjustments based on our consolidated leverage ratio.
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
(4)The Operating Partnership entered into a treasury lock contract on May 31, 2017, which was settled on June 23, 2017 at a loss of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge; accordingly, the effective interest rate is approximately 3.85% per annum.
(5)The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. Each of the forward-starting interest swap rate contracts were deemed to be a highly effective cash flow hedge; accordingly, the effective interest rate is approximately 3.87% per annum.
(6)The Operating Partnership entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge; accordingly, the effective interest rate is approximately 4.18% per annum.
(7)The Operating Partnership entered into a treasury lock contract on June 20, 2019, which was settled on July 17, 2019 at a gain of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge; accordingly, the effective interest rate is approximately 3.88% per annum.

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
Certain unsecured loans and notes require the Operating Partnership to comply with various financial covenants. As of March 31, 2022, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

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

Third Amended and Restated Credit Facility
On January 9, 2018, we entered into a second amended and restated credit agreement (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides for aggregate, unsecured borrowing of $450 million, consisting of a revolving line of credit of $350 million (the "Revolver Loan") and a term loan of $100 million (the "Term Loan A"). The Second Amended and Restated Credit Facility had an accordion feature that allowed us to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
Borrowings under the Second Amended and Restated Credit Agreement initially bore interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.30% to 1.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) LIBOR plus 100 bps, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.30% to 0.90% (with respect to Term Loan A), in each case based on our consolidated leverage ratio.
On January 9, 2019, we entered into the first amendment (“First Amendment”) to the Second Amended and Restated Credit Facility, which extended the maturity date of Term Loan A to January 9, 2021, subject to three, one year extension options. In October 2020, we exercised an option to extend the maturity date of Term Loan A to January 9, 2022, subject to certain conditions. Additionally, in connection with the First Amendment, borrowings under the Second Amended and Restated Credit Facility with respect to Term Loan A bore interest at floating rates equal to, at our option, either (1) LIBOR, plus a spread which ranges from 1.20% to 1.70% based on our consolidated total leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps or (c) the Eurodollar rate plus 100 bps, in each case plus a spread which ranges from 0.20% to 0.70% based on our consolidated total leverage ratio. The foregoing rates were intended to be more favorable than previously contained in the Second Amended and Restated Credit Facility (prior to entry into the First Amendment) with respect to Term Loan A.
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “2022 Revolver Loan”) and a term loan of $100 million (the “2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable Secured Overnight Financing Rate (“SOFR”), plus the applicable SOFR Adjustment, and a spread which ranges from (a) 1.05% to 1.50% (with respect to the 2022 Revolver Loans) and (b) 1.20% to 1.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the 2022 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio. On January 14, 2022, the Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. At March 31, 2022, there were no amounts outstanding under the 2022 Revolver Loan and we had incurred approximately $2.4 million of debt issuance costs, net, which are recorded in other assets,

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

net on the consolidated balance sheets. For the three months ended March 31, 2022, the weighted average interest rate on the 2022 Revolver Loan was 1.24%

Additionally, the Third Amended and Restated Credit Facility includes a number of customary financial covenants, including:
•A maximum leverage ratio (defined as total indebtedness net of certain cash and cash equivalents to total asset value) of 60%;
•A maximum secured leverage ratio (defined as total secured debt to secured total asset value) of 40%;
•A minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50x;
•A minimum unsecured interest coverage ratio of 1.75x;
•A maximum unsecured leverage ratio of 60%; and
•Recourse indebtedness at any time cannot exceed 15% of total asset value.
The Third Amended and Restated Credit Facility provides that our annual distributions may not exceed the greater of (1) 95% of our funds from operation ("FFO") or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
As of March 31, 2022, the Operating Partnership was in compliance with the financial covenants in the Third Amended and Restated Credit Facility.
NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at March 31, 2022. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2022, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended March 31, 2022 and 2021 does not include the weighted average of 485,493 and 489,775 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2022, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2022, we had the capacity to issue up to $250.0 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of March 31, 2022, we have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2022:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2022	$0.32	January 1, 2022 to March 31, 2022	March 24, 2022
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2022:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	487,397	$23.78
Granted	—	—
Vested	(1,166)	22.66
Forfeited	(3,121)	23.18
Nonvested at March 31, 2022	483,110	$23.78
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.5 million and $1.5 million in noncash compensation expense for the three months ended March 31, 2022 and 2021, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 485,493 and 489,775 for the three months ended March 31, 2022 and 2021, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2022 and 2021, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
NUMERATOR
Net income	$13,514	$1,733
Less: Net income attributable to restricted shares	(155)	(137)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,836)	(339)
Net income attributable to common stockholders—basic	$10,523	$1,257
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$10,523	$1,257
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,836	339
Net income attributable to common stockholders—diluted	$13,359	$1,596
DENOMINATOR
Weighted average common shares outstanding—basic	60,038,683	59,984,335
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,220,220	76,165,872

Earnings per common share, basic	$0.18	$0.02
Earnings per common share, diluted	$0.18	$0.02

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
A deferred tax liability is included in the other liabilities and deferred credits, net on our consolidated balance sheets of $1.0 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2022, we recorded income tax expense of $0.2 million. For the three months ended March 31, 2021, we recorded income tax expense of $0.1 million.
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
We have management agreements with Outrigger Hotels & Resorts or an affiliate thereof (“Outrigger”) pursuant to which Outrigger manages each of the retail and hotel portions of the Waikiki Beach Walk property. Under the management agreement with Outrigger relating to the retail portion of Waikiki Beach Walk (the “retail management agreement”), we pay Outrigger a monthly management fee of 3.0% of net revenues from the retail portion of Waikiki Beach Walk. Pursuant to the terms of the retail management agreement, if the agreement is terminated in certain instances, including our election not to repair damage or destruction at the property, a condemnation or our failure to make required working capital infusions, we would be obligated to pay Outrigger a termination fee equal to the sum of the management fees paid for the two months immediately preceding the termination date. The retail management agreement may not be terminated by us or by Outrigger without cause. Under our management agreement with Outrigger relating to the hotel portion of Waikiki Beach Walk (the “hotel management agreement”), we pay Outrigger a monthly management fee of 6.0% of the hotel's gross operating profit, as well as 3.0% of the hotel's gross revenues; provided that the aggregate management fee payable to Outrigger for any year shall not exceed 3.5% of the hotel's gross revenues for such fiscal year. Pursuant to the terms of the hotel management agreement, if the agreement is terminated in certain instances, including upon a transfer by us of the hotel or upon a default by us under the hotel management agreement, we would be required to pay a cancellation fee calculated by multiplying (1) the management fees for the previous 12 months by (2) (a) eight, if the agreement is terminated in the first 11 years of its term, or (b) four, three, two or one, if the agreement is terminated in the twelfth, thirteenth, fourteenth or fifteenth year, respectively, of its term. The hotel management agreement may not be terminated by us or by Outrigger without cause. Additionally, we have a management agreement with Outrigger pursuant to which Outrigger manages our Waikele Center and Shops at Kalakaua. In connection with such management agreement, we pay Outrigger a fixed management fee of $12,000 per month in the aggregate plus additional amounts for any lease renewal services provided by Outrigger at our request. This management agreement can be terminated by us at any time and for any reason on 30 days' notice without any cancellation or termination fees.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2022 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $4.0 million based on operating performance through March 31, 2022.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 24.5% of total revenues for the three months ended March 31, 2022. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 48.9% of total revenues for the three months ended March 31, 2022. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2022 and 2021, no tenant accounted for more than 10% of our total rental revenue.
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
March 31, 2022
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
As of March 31, 2022, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2022 (nine months ending December 31, 2022)	$239,547
2023	234,623
2024	205,630
2025	181,665
2026	166,468
Thereafter	409,675
Total	$1,437,608

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

Current annual payments under the operating leases are as follows, as of March 31, 2022 (in thousands):

Year Ending December 31,
2022 (nine months ending December 31, 2022)	$2,436
2023	3,328
2024	3,428
2025	3,531
2026	3,584
Thereafter	16,126
Total lease payments	32,433
Imputed interest	(5,055)
Present value of lease liability	$27,378

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$844	$1,132
Variable lease cost	—	—
Sublease income	(763)	(1,194)
Total lease (income) cost	$81	$(62)

Weighted-average remaining lease term - operating leases (in years)	9.3
Weighted-average discount rate - operating leases	3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$796	$865

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease rental income
Office	$48,050	$43,362
Retail	24,041	20,853
Multifamily	12,916	11,752
Mixed-use	2,800	795
Percentage rent	482	526
Hotel revenue	8,055	3,271
Other	642	571
Total rental income	$96,986	$81,130
Lease rental income includes $3.7 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.8 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental operating	$11,144	$9,496
Hotel operating	5,648	2,724
Repairs and maintenance	4,760	3,742
Marketing	519	393
Rent	809	1,152
Hawaii excise tax	809	532
Management fees	456	207
Total rental expenses	$24,145	$18,246

NOTE 15. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest and investment income	$36	$74
Income tax expense	(198)	(127)
Other non-operating expense	—	—
Total other (expense) income, net	$(162)	$(53)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, is included in rental income on the statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

The following table represents operating activity within our reportable segments (in thousands):

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Total Office
Property revenue	$49,569	$44,464
Property expense	(13,330)	(11,364)
Segment profit	36,239	33,100
Total Retail
Property revenue	24,841	21,774
Property expense	(7,728)	(7,442)
Segment profit	17,113	14,332
Total Multifamily
Property revenue	13,889	12,552
Property expense	(6,079)	(5,491)
Segment profit	7,810	7,061
Total Mixed-Use
Property revenue	13,171	5,196
Property expense	(8,437)	(5,303)
Segment profit	4,734	(107)
Total segments’ profit	$65,896	$54,386
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2022	2021
Total segments’ profit	$65,896	$54,386
General and administrative	(7,142)	(6,823)
Depreciation and amortization	(30,412)	(27,501)
Interest expense	(14,666)	(14,005)
Loss on early extinguishment of debt	—	(4,271)
Other income (expense), net	(162)	(53)
Net income	13,514	1,733
Net income attributable to restricted shares	(155)	(137)
Net income attributable to unitholders in the Operating Partnership	(2,836)	(339)
Net income attributable to American Assets Trust, Inc. stockholders	$10,523	$1,257

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2022
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2022	December 31, 2021
Net Real Estate
Office	$1,590,488	$1,536,212
Retail	590,113	591,107
Multifamily	378,887	381,315
Mixed-Use	171,969	173,347
	$2,731,457	$2,681,981
Secured Notes Payable (1)
Office	$111,000	$111,000
	$111,000	$111,000
(1)Excludes debt issuance costs of $0.02 million and $0.04 million for each of the periods ended March 31, 2022 and December 31, 2021, respectively.
Capital expenditures for each segment for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Capital Expenditures (1)
Office	$26,666	$9,527
Retail	3,560	1,722
Multifamily	1,571	963
Mixed-Use	331	4
	$32,128	$12,216
(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

NOTE 18. SUBSEQUENT EVENT
On April 25, 2022, we entered into a rate lock agreement with J.P. Morgan Investment Management Inc. to reduce the interest rate variability exposure of a prospective ten-year non-recourse mortgage of our Lomas Santa Fe Plaza in an original principal amount not to exceed $63 million and a fixed interest rate of 4.639% that we expect to close in the third quarter of 2022, subject to customary closing conditions. We intend for the proceeds from this prospective mortgage to be applied to the payoff of our City Center Bellevue mortgage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
•limitations imposed on our business and our ability to satisfy complex rules in order for American Assets Trust, Inc. to continue to qualify as a REIT, for U.S. federal income tax purposes; and
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2021.

Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of March 31, 2022, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of March 31, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of March 31, 2022. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions
On March 8, 2022, we acquired Bel-Spring 520 in Bellevue, Washington, consisting of an approximately 93,000 square feet, multi-tenant office campus. The purchase price was $45.5 million, excluding closing costs and prorations. We acquired the property with cash on hand.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021. We have not made any material changes to these policies during the periods covered by this report, other than those described in Footnote 1.

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

Below is a summary of our same-store composition for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, when compared to the designations for the three months ended March 31, 2021, Waikele Center was reclassified to same-store properties as there is currently no redevelopment activity at the property. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is reclassified to same-store properties due to significant spalling repair activity disrupting the hotel portion of the property's operations, which was completed as of September 30, 2020. One Beach Street is classified as a non-same-store property due to redevelopment activity to renovate the property. Eastgate Office Park is classified as a non-same-store property, as it was acquired on July 7, 2021. Corporate Campus East III is also classified as a non-same-store property, as it was acquired on September 10, 2021. Bel-Spring 520 is also classified as a non-same-store property, as it was acquired on March 8, 2022.

In our determination of same-store and redevelopment same-store properties for the three months ended March 31, 2022, One Beach Street has been identified as a same-store redevelopment property due to significant redevelopment activity. Retail same-store net operating income increased approximately 19.4% for the three months ended March 31, 2022 compared to the same period in 2021. Office same-store net operating income increased 0.4% for the three months ended March 31, 2022 compared to the same period in 2021. Office redevelopment same-store net operating income decreased (0.1)% for the three months ended March 31, 2022 compared to the same period in 2021.

	Three Months Ended March 31,
	2022	2021
Same-Store	27	25
Non-Same-Store	4	3
Total Properties	31	28

Redevelopment Same-Store	28	27

Total Development Properties	3	3

Outlook

We seek growth in earnings, funds from operations and cash flows primarily through a combination of the following: growth in our same-store portfolio, growth in our portfolio from property development and redevelopments and expansion of our portfolio through property acquisitions. Our properties are located in some of the nation's most dynamic, high-barrier-to-entry markets primarily in Southern California, Northern California, Washington, Oregon and Hawaii, which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities.

We intend to opportunistically pursue projects in our development pipeline, including future phases of La Jolla Commons and Lloyd Portfolio, as well as other redevelopments at Waikele Center and One Beach Street. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

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

We believe our financial condition and liquidity are currently strong. Although there is uncertainty related to the COVID-19 pandemic’s impact on our future results, we believe our efficient business model and steps we have taken to strengthen our balance sheet will continue to allow us to manage our business through this evolving crisis. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to the constantly changing nature of the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the future impact the pandemic may have on our results of operations, financial position, and liquidity.
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
During the three months ended March 31, 2022, we signed 19 office leases for a total of 169,848 square feet of office space including 103,941 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 12.5% and 17.6%, respectively. New office leases for comparable spaces were signed for 13,086 square feet at an average rental rate increase on a cash and GAAP basis of 2.3% and 30.1%, respectively. Renewals for comparable office spaces were signed for 90,855 square feet at an average rental rate increase on a cash and GAAP basis of 13.7% and 16.4%, respectively. Tenant improvements and incentives were $45.18 per square foot of office space for comparable new leases for the three months ended March 31, 2022, mainly due to tenants at Torrey Reserve Campus.

During the three months ended March 31, 2022, we signed 20 retail leases for a total of 87,903 square feet of retail space including 77,708 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of (5.8)% and increase on a GAAP basis of 13.5%, respectively. New retail leases for comparable spaces were signed for 5,500 square feet at an average rental rate increase on a cash basis of 51.2%. Renewals for comparable retail spaces were signed for 72,208 square feet at an average rental rate decrease on a cash basis of (8.8)% and increase on a GAAP basis of 2.4%, respectively. Tenant improvements and incentives were $32.00 per square foot of retail space for comparable new leases for the three months ended March 31, 2022, mainly due to tenants at Alamo Quarry Market.

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

The leases signed in 2022 generally become effective over the following year, though some may not become effective until 2023 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $22.7 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively.

We capitalized external and internal costs related to other property improvements combined of $8.9 million and $9.3 million for the three months ended March 31, 2022 and 2021, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $1.2 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021
The following summarizes our consolidated results of operations for the three months ended March 31, 2022 compared to our consolidated results of operations for the three months ended March 31, 2021. As of March 31, 2022, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of March 31, 2021, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2022	2021
Revenues
Rental income	$96,986	$81,130	$15,856	20%
Other property income	4,484	2,856	1,628	57
Total property revenues	101,470	83,986	17,484	21
Expenses
Rental expenses	24,145	18,246	5,899	32
Real estate taxes	11,429	11,354	75	1
Total property expenses	35,574	29,600	5,974	20
Total property income	65,896	54,386	11,510	21
General and administrative	(7,142)	(6,823)	(319)	5
Depreciation and amortization	(30,412)	(27,501)	(2,911)	11
Interest expense	(14,666)	(14,005)	(661)	5
Loss on early extinguishment of debt	—	(4,271)	4,271	—
Other (expense) income, net	(162)	(53)	(109)	206
Net income	13,514	1,733	11,781	680
Net income attributable to restricted shares	(155)	(137)	(18)	13
Net income attributable to unitholders in the Operating Partnership	(2,836)	(339)	(2,497)	737
Net income attributable to American Assets Trust, Inc. stockholders	$10,523	$1,257	$9,266	737%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $17.5 million, or 21%, to $101.5 million for the three months ended March 31, 2022 compared to $84.0 million for the three months ended March 31, 2021. The percentage leased was as follows for each segment as of March 31, 2022 and 2021:

	Percentage Leased(1)
	March 31,
	2022	2021
Office	91.5%	91.4%
Retail	92.2%	90.8%
Multifamily	94.8%	91.9%
Mixed-Use (2)	94.3%	88.2%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2022 or 2021, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the new acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520, the increase in collections, increase in occupancy and rate at Waikiki Beach Walk Embassy Suites™ and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $15.9 million, or 20%, to $97.0 million for the three months ended March 31, 2022 compared to $81.1 million for the three months ended March 31, 2021. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2022	2021			2022	2021
Office	$48,411	$43,636	$4,775	11	$44,132	$43,418	$714	2
Retail	24,517	21,484	3,033	14	24,517	21,484	3,033	14
Multifamily	12,974	11,815	1,159	10	12,974	11,815	1,159	10
Mixed-Use	11,084	4,195	6,889	164	11,084	4,195	6,889	—
	$96,986	$81,130	$15,856	20%	$92,707	$80,912	$11,795	15%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Eastgate Office Park, which was acquired on July 7, 2021; (iii) Corporate Campus East III, which was acquired on September 10, 2021; (iv) Bel-Spring 520, which was acquired on March 8, 2022 and (v) land held for development.
Total office rental revenue increased $4.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520, which accounted for $4.3 million of the increase. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased by $0.1 million due to higher occupancy at First & Main and Torrey Reserve Campus.
Total retail rental revenue increased $3.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to approximately $2.3 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability was determined to be no longer probable for certain tenants at Alamo Quarry Market, Carmel Mountain Plaza and Del Monte Center. Additionally, there was an increase in cost recoveries of $0.8 million as rent concessions were provided during 2020 and 2021.
Multifamily revenue increased $1.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 95.1% and $2,217, respectively for the three months ended March 31, 2022 compared to 89.3% and $2,174, respectively for the three months ended March 31, 2021.
Total mixed-use rental revenue increased $6.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 72.8% and $243 for the three months ended March 31, 2022, respectively, compared to 47.5% and $99 for three months ended March 31, 2021, respectively. The retail portion of our mixed-use property had an increase in rental revenue of $2.1 million as tenants were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as collectability was determined to be no longer probable for certain tenants.

Other property income. Other property income increased $1.6 million, or 57%, to $4.5 million for the three months ended March 31, 2022 compared to $2.9 million for the three months ended March 31, 2021. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2022	2021			2022	2021
Office	$1,158	$828	$330	40	$1,087	$803	$284	35
Retail	324	290	34	12	324	290	34	12
Multifamily	915	737	178	24	915	737	178	24
Mixed-Use	2,087	1,001	1,086	108	2,087	1,001	1,086	—
	$4,484	$2,856	$1,628	57%	$4,413	$2,831	$1,582	56%
Office other property income increased $0.3 million for the three months ended March 31, 2022 primarily due to an increase in parking garage income at City Center Bellevue, First & Main and Lloyd Portfolio.
Multifamily other property income increased by $0.2 million for the three months ended March 31, 2022 primarily due to an increase in parking garage income at Hassalo on Eighth - Residential and meter income at Loma Palisades and Santa Fe Park RV Resort.
Mixed-use other property income increased $1.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $6.0 million, or 20%, to $35.6 million, for the three months ended March 31, 2022 compared to $29.6 million for the three months ended March 31, 2021.
Rental Expenses. Rental expenses increased $5.9 million, or 32%, to $24.1 million for the three months ended March 31, 2022 compared to $18.2 million for the three months ended March 31, 2021. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2022	2021			2022	2021
Office	$8,240	$6,682	$1,558	23	$7,245	$6,473	$772	12
Retail	4,004	3,527	477	14	4,004	3,527	477	14
Multifamily	4,315	3,786	529	14	4,315	3,786	529	14
Mixed-Use	7,586	4,251	3,335	78	7,586	4,251	3,335	—
	$24,145	$18,246	$5,899	32%	$23,150	$18,037	$5,113	28%
Office rental expense increased $1.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to $0.8 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Same-store office rental expenses increased $0.8 million due to an increase in utilities expenses and facility services, as the "stay-at home" orders issued by state and local governments related to the COVID-19 pandemic were relaxed in early 2021 and our tenants' employees have started returning to the office in-person.
Retail rental expense increased $0.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in repairs and maintenance, facilities services and marketing expenses in the period, as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during the first half of 2021.
Multifamily rental expense increased $0.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in repairs and maintenance, day porter and facilities services, utilities expenses and insurance expense.

Mixed-use rental expense increased $3.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in hotel room expenses and general excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are in line with increased tourism and higher hotel occupancy as travel restrictions to Hawaii have been relaxed.
Real Estate Taxes. Real estate taxes increased $0.1 million, or 1%, to $11.4 million for the three months ended March 31, 2022 compared to $11.4 million for the three months ended March 31, 2021. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2022	2021			2022	2021
Office	$5,090	$4,682	$408	9	$4,719	$4,624	$95	2
Retail	3,724	3,915	(191)	(5)	3,724	3,915	(191)	(5)
Multifamily	1,764	1,705	59	3	1,764	1,705	59	3
Mixed-Use	851	1,052	(201)	(19)	851	1,052	(201)	—
	$11,429	$11,354	$75	1%	$11,058	$11,296	$(238)	(2)%
Office real estate taxes increased $0.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to $0.3 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Same-store office real estate taxes increased $0.1 million primarily due to higher tax assessments at City Center Bellevue and First & Main during the period.
Retail real estate taxes decreased $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to prior year tax assessment reconciliations which led to a decrease in the overall tax bill at Alamo Quarry Market.
Mixed-use real estate taxes decreased $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which the Honolulu County reduced the tax burden for hotels for 2021 through 2022.
Property Operating Income
Property operating income increased $11.5 million, or 21%, to $65.9 million for the three months ended March 31, 2022, compared to $54.4 million for the three months ended March 31, 2021. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2022	2021			2022	2021
Office	$36,239	$33,100	$3,139	9	$33,255	$33,124	$131	—
Retail	17,113	14,332	2,781	19	17,113	14,332	2,781	19
Multifamily	7,810	7,061	749	11	7,810	7,061	749	11
Mixed-Use	4,734	(107)	4,841	(4,524)	4,734	(107)	4,841	(4,524)
	$65,896	$54,386	$11,510	21%	$62,912	$54,410	$8,502	16%
Total office property operating income increased $3.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III, Bel-Spring 520, which had incremental property operating income of approximately $3.2 million during the period. The increase in total office property operating income was partially offset by a decrease in property operating income of approximately $0.2 million at One Beach Street due to the expiration of leases to allow for the modernization of the property. Same-store property operating income increased $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher occupancy at First & Main and Torrey Reserve Campus.
Total retail property operating income increased $2.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase of $2.3 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability was determined to be no longer probable for certain tenants. Additionally, there was an increase in cost recoveries of $0.8 million as lease modifications providing rent concessions were executed during 2020 and 2021. This increase in revenue was partially offset by an increase in rental expenses of $0.3 million related to repairs and maintenance and facilities services.

Total multifamily property operating income increased $0.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 95.1% and $2,217, respectively for the three months ended March 31, 2022 compared to 89.3% and $2,174, respectively for the three months ended March 31, 2021.
Total mixed-use property operating income increased $4.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the return of tourism and related increase in hotel occupancy as travel to Hawaii has increased through 2021. This led to an increase in average occupancy and revenue per available room to 72.8% and $243, respectively, for the three months ended March 31, 2022, compared to 47.5% and $99, respectively, for three months ended March 31, 2021. This also led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property. These increases were offset by higher hotel room expenses and general excise tax expenses at the hotel portion of our mixed-use property during the period. The increase in total mixed-use rental revenue is also attributed to approximately $2.1 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 as the collectability was determined to be no longer probable for certain tenants at the retail portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased to $7.1 million for the three months ended March 31, 2022, compared to $6.8 million for the three months ended March 31, 2021. This increase was primarily due to an increase in employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased to $30.4 million for the three months ended March 31, 2022, compared to $27.5 million for the three months ended March 31, 2021. This increase was primarily due to $3.0 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Additionally, there was higher depreciation and amortization at The Landmark at One Market due to new tenant improvements that were put into service in 2021. This increase was offset by a decrease at One Beach Street due to acceleration of certain assets during the first quarter of 2021 related to the modernization of the building.
Interest Expense. Interest expense increased $0.7 million, or 5%, to $14.7 million for the three months ended March 31, 2022, compared to $14.0 million for the three months ended March 31, 2021. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021, and the renewal of the 2022 Term Loan on January 5, 2022. These increases were partially offset by an increase in capitalized interest related to our development projects.
Loss on early extinguishment of debt. Loss on early extinguishment of debt decreased $4.3 million for the three months ended March 31, 2022 due to the repayment of the Senior Guaranteed Notes, Series A, with make-whole payments thereon, on
January 26, 2021.
Other (Expense) Income, Net. Other expense, net increased $0.1 million, or 206%, to other expense, net of $0.2 million for the three months ended March 31, 2022, compared to other expense, net of $0.1 million for the three months ended March 31, 2021 primarily due to an increase in income tax for our taxable REIT subsidiary.
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

As of March 31, 2022, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2022, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic has temporarily impacted, and is expected to continue to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders.

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

On December 3, 2021, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2022, no shares of common stock were sold through the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2022, we held $73.6 million in cash and cash equivalents.
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

Our overall capital requirements for the remainder of 2022 and first quarter 2023 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, including as a result of the COVID-19 pandemic, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. The COVID-19 pandemic has impacted, and is expected to continue to impact, the timing of future development and redevelopment projects due to, among other things, capital requirements and permitting delays caused by local government shutdowns or reduced operations.
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
Cash Flows
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021
Cash, cash equivalents, and restricted cash were $73.6 million and $382.2 million at March 31, 2022 and 2021, respectively.
Net cash provided by operating activities decreased $3.4 million to $39.1 million for the three months ended March 31, 2022 compared to $42.5 million for the three months ended March 31, 2021. The decrease in cash from operations was related to a change in accounts payable due to the timing of accruals and payables, primarily expense recoveries and interest payable related to the 3.375% Senior Notes.
Net cash used in investing activities increased $65.1 million to $77.3 million for the three months ended March 31, 2022 compared to $12.2 million for the three months ended March 31, 2021. The increase was primarily due to our newest acquisition of Bel-Spring 520 on March 8, 2022, and capital expenditures at La Jolla Commons III and One Beach Street.
Net cash used in financing activities increased $240.6 million to $27.8 million for the three months ended March 31, 2022 compared to cash provided by financing activities of $212.8 million for the three months ended March 31, 2021. The increase in cash used in financing activities was primarily due to quarterly dividends for the first quarter of 2022 and debt issuance costs related to our Third Amended and Restated Credit Facility. Whereas, the cash provided by financing activities during the first quarter of 2021 was related to the issuance of the 3.375% Senior Notes on January 26, 2021, partially offset by the repayment of the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2022 and 2021 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2022	2021
Net operating income	$65,896	$54,386
General and administrative	(7,142)	(6,823)
Depreciation and amortization	(30,412)	(27,501)
Interest expense	(14,666)	(14,005)
Loss on early extinguishment of debt	—	(4,271)
Other (expense) income, net	(162)	(53)
Net income	$13,514	$1,733

Funds from Operations
We calculate funds from operations ("FFO"), in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real-estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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
The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2022 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

Three Months Ended March 31,
2022
Funds from Operations (FFO)
Net income	$13,514
Plus: Real estate depreciation and amortization	30,412
Funds from operations	43,926
Less: Nonforfeitable dividends on incentive restricted stock awards	(153)
FFO attributable to common stock and units	$43,773
FFO per diluted share/unit	$0.57
Weighted average number of common shares and units, diluted (1)	76,224,367
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

Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2022, we had $1.41 billion of fixed rate debt outstanding with an estimated fair value of $1.39 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR or SOFR contracts. If interest rates at March 31, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $61.5 million. If interest rates at March 31, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $82.6 million. Additionally, we consider $250.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of March 31, 2022 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement.
Variable Interest Rate Debt
At March 31, 2022, we had $250.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $0.0 million with a corresponding increase in our net income and cash flows for the year.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2022, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2022, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	April 29, 2022	Date:	April 29, 2022