Form 10-Q
period 2022-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2022-07-29
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

American Assets Trust, Inc. had 60,528,115 shares of common stock, par value $0.01 per share, outstanding as of July 29, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2022 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2022, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,454,499	$3,389,726
Construction in progress	176,582	139,098
Held for development	547	547
	3,631,628	3,529,371
Accumulated depreciation	(894,202)	(847,390)
Real estate, net	2,737,426	2,681,981
Cash and cash equivalents	60,750	139,524
Accounts receivable, net	7,218	7,445
Deferred rent receivables, net	87,579	82,724
Other assets, net	114,217	106,253
TOTAL ASSETS	$3,007,190	$3,017,927
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$110,986	$110,965
Unsecured notes payable, net	1,538,519	1,538,238
Accounts payable and accrued expenses	66,334	64,531
Security deposits payable	8,519	7,855
Other liabilities and deferred credits, net	82,864	86,215
Total liabilities	1,807,222	1,807,804
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,528,115 and 60,525,580 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	605	605
Additional paid-in capital	1,456,747	1,453,272
Accumulated dividends in excess of net income	(235,107)	(217,785)
Accumulated other comprehensive income	9,457	2,872
Total American Assets Trust, Inc. stockholders’ equity	1,231,702	1,238,964
Noncontrolling interests	(31,734)	(28,841)
Total equity	1,199,968	1,210,123
TOTAL LIABILITIES AND EQUITY	$3,007,190	$3,017,927
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE:
Rental income	$99,016	$87,639	$196,002	$168,769
Other property income	5,139	4,170	9,623	7,026
Total revenue	104,155	91,809	205,625	175,795
EXPENSES:
Rental expenses	25,853	20,204	49,998	38,450
Real estate taxes	11,287	10,612	22,716	21,966
General and administrative	7,612	6,924	14,754	13,747
Depreciation and amortization	31,087	27,646	61,499	55,147
Total operating expenses	75,839	65,386	148,967	129,310
OPERATING INCOME	28,316	26,423	56,658	46,485
Interest expense	(14,547)	(14,862)	(29,213)	(28,867)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other (expense) income, net	(181)	(74)	(343)	(127)
NET INCOME	13,588	11,487	27,102	13,220
Net income attributable to restricted shares	(154)	(135)	(309)	(272)
Net income attributable to unitholders in the Operating Partnership	(2,852)	(2,411)	(5,688)	(2,750)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$10,582	$8,941	$21,105	$10,198

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.18	$0.15	$0.35	$0.17
Weighted average shares of common stock outstanding - basic	60,040,243	59,985,787	60,039,467	59,985,065

Earnings per common share, diluted	$0.18	$0.15	$0.35	$0.17
Weighted average shares of common stock outstanding - diluted	76,221,780	76,167,324	76,221,004	76,166,602

DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.28	$0.64	$0.56

COMPREHENSIVE INCOME
Net income	$13,588	$11,487	$27,102	$13,220
Other comprehensive income - unrealized income on swap derivatives during the period	3,314	475	8,910	1,222
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(275)	(550)	(550)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	—	—	(193)
Comprehensive income	16,627	11,687	35,462	13,699
Comprehensive income attributable to non-controlling interests	(3,496)	(2,453)	(7,462)	(2,860)
Comprehensive income attributable to American Assets Trust, Inc.	$13,131	$9,234	$28,000	$10,839
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2021	60,525,580	$605	$1,453,272	$(217,785)	$2,872	$(28,841)	$1,210,123
Net income	—	—	—	10,678	—	2,836	13,514
Forfeiture of restricted stock	(3,121)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,367)	—	(5,178)	(24,545)
Stock-based compensation	—	—	1,489	—	—	—	1,489
Shares withheld for employee taxes	(416)	—	(15)	—	—	—	(15)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	4,408	1,188	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(217)	(58)	(275)
Balance at March 31, 2022	60,522,043	605	1,454,746	(226,474)	7,063	(30,053)	1,205,887
Net income	—	—	—	10,736		2,852	13,588
Issuance of restricted stock	6,072	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,369)	—	(5,178)	(24,547)
Stock-based compensation	—	—	2,001	—	—	—	2,001
Shares withheld for employee taxes	—	—	—	—	—	—	—
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,610	704	3,314
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Balance at June 30, 2022	60,528,115	$605	$1,456,747	$(235,107)	$9,457	$(31,734)	$1,199,968

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	$1,253,406
Net income	—	—	—	1,394	—	339	1,733
Forfeiture of restricted stock	(4,006)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,932)	—	(4,531)	(21,463)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	579	168	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Reclassification of amortization of forward-starting swap realized gains included in loss on early extinguishment of debt	—	—	—	—	(152)	(41)	(193)
Balance at March 31, 2021	60,472,286	605	1,447,128	(192,098)	1,964	(22,160)	1,235,439
Net income	—	—	—	9,076		2,411	11,487
Issuance of restricted stock	5,184	—	—	—	—	—	—
Forfeiture of restricted stock	(2,604)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,933)	—	(4,531)	(21,464)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	374	101	475
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Balance at June 30, 2021	60,474,866	$605	$1,448,612	$(199,955)	$2,122	$(24,238)	$1,227,146

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$27,102	$13,220
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,425)	(8,938)
Depreciation and amortization	61,499	55,147
Amortization of debt issuance costs and debt discounts	1,279	1,156
Loss on early extinguishment of debt	—	4,271
Provision for uncollectable rental income	(86)	776
Stock-based compensation expense	3,490	2,968
Unearned rents	(1,714)	(2,540)
Other, net	(559)	(554)
Changes in operating assets and liabilities
Change in accounts receivable	314	70
Change in other assets	(1,459)	(4,419)
Change in accounts payable and accrued expenses	(46)	14,540
Change in security deposits payable	474	139
Change in other liabilities and deferred credits	1,188	890
Net cash provided by operating activities	86,057	76,726
INVESTING ACTIVITIES
Acquisition of real estate	(45,167)	—
Capital expenditures	(63,060)	(35,526)
Leasing commissions	(4,252)	(1,528)
Purchases of marketable securities	—	(47,760)
Proceeds from the sale of marketable securities	—	47,723
Net cash used in investing activities	(112,479)	(37,091)
FINANCING ACTIVITIES
Repayment of unsecured line of credit	—	(100,000)
Proceeds from unsecured notes payable	—	494,675
Repayment of unsecured notes payable	—	(155,375)
Debt issuance costs	(3,245)	(5,075)
Dividends paid to common stock and unitholders	(49,092)	(42,927)
Shares withheld for employee taxes	(15)	—
Net cash (used in) provided by financing activities	(52,352)	191,298
Net (decrease) increase in cash and cash equivalents	(78,774)	230,933
Cash, cash equivalents and restricted cash, beginning of period	139,524	139,049
Cash, cash equivalents and restricted cash, end of period	$60,750	$369,982

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$60,750	$368,266
Restricted cash	—	1,716
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$60,750	$369,982
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,454,499	$3,389,726
Construction in progress	176,582	139,098
Held for development	547	547
	3,631,628	3,529,371
Accumulated depreciation	(894,202)	(847,390)
Real estate, net	2,737,426	2,681,981
Cash and cash equivalents	60,750	139,524
Accounts receivable, net	7,218	7,445
Deferred rent receivables, net	87,579	82,724
Other assets, net	114,217	106,253
TOTAL ASSETS	$3,007,190	$3,017,927
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$110,986	$110,965
Unsecured notes payable, net	1,538,519	1,538,238
Accounts payable and accrued expenses	66,334	64,531
Security deposits payable	8,519	7,855
Other liabilities and deferred credits, net	82,864	86,215
Total liabilities	1,807,222	1,807,804
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	(34,806)	(30,138)
General partner's capital, 60,528,115 and 60,525,580 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,222,245	1,236,092
Accumulated other comprehensive income	12,529	4,169
Total capital	1,199,968	1,210,123
TOTAL LIABILITIES AND CAPITAL	$3,007,190	$3,017,927

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE:
Rental income	$99,016	$87,639	$196,002	$168,769
Other property income	5,139	4,170	9,623	7,026
Total revenue	104,155	91,809	205,625	175,795
EXPENSES:
Rental expenses	25,853	20,204	49,998	38,450
Real estate taxes	11,287	10,612	22,716	21,966
General and administrative	7,612	6,924	14,754	13,747
Depreciation and amortization	31,087	27,646	61,499	55,147
Total operating expenses	75,839	65,386	148,967	129,310
OPERATING INCOME	28,316	26,423	56,658	46,485
Interest expense	(14,547)	(14,862)	(29,213)	(28,867)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other (expense) income, net	(181)	(74)	(343)	(127)
NET INCOME	13,588	11,487	27,102	13,220
Net income attributable to restricted shares	(154)	(135)	(309)	(272)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$13,434	$11,352	$26,793	$12,948

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.18	$0.15	$0.35	$0.17
Weighted average units outstanding - basic	76,221,780	76,167,324	76,221,004	76,166,602

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.18	$0.15	$0.35	$0.17
Weighted average units outstanding - diluted	76,221,780	76,167,324	76,221,004	76,166,602

DISTRIBUTIONS PER UNIT	$0.32	$0.28	$0.64	$0.56

COMPREHENSIVE INCOME
Net income	$13,588	$11,487	$27,102	$13,220
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	3,314	475	8,910	1,222
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(275)	(550)	(550)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	—	—	(193)
Comprehensive income	16,627	11,687	35,462	13,699
Comprehensive income attributable to Limited Partners	(3,496)	(2,453)	(7,462)	(2,860)
Comprehensive income attributable to General Partner	$13,131	$9,234	$28,000	$10,839

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2021	16,181,537	$(30,138)	60,525,580	$1,236,092	$4,169	$1,210,123
Net income	—	2,836	—	10,678	—	13,514
Forfeiture of restricted units	—	—	(3,121)	—	—	—
Distributions	—	(5,178)	—	(19,367)	—	(24,545)
Stock-based compensation	—	—	—	1,489	—	1,489
Units withheld for employee taxes	—	—	(416)	(15)	—	(15)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	5,596	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at March 31, 2022	16,181,537	(32,480)	60,522,043	1,228,877	9,490	1,205,887
Net income	—	2,852	—	10,736	—	13,588
Issuance of restricted units	—	—	6,072	—	—	—
Forfeiture of restricted units	—	—	—	—	—	—
Distributions	—	(5,178)	—	(19,369)	—	(24,547)
Stock-based compensation	—	—	—	2,001	—	2,001
Other comprehensive income - change in value of interest rate swap	—	—	—	—	3,314	3,314
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at June 30, 2022	16,181,537	$(34,806)	60,528,115	$1,222,245	$12,529	$1,199,968

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406
Net income	—	339	—	1,394	—	1,733
Forfeiture of restricted units	—	—	(4,006)	—	—	—
Distributions	—	(4,531)	—	(16,932)	—	(21,463)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	747	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Reclassification of amortization of forward-starting swap included in loss on early extinguishment of debt	—	$—	—	$—	$(193)	(193)
Balance at March 31, 2021	16,181,537	(23,212)	60,472,286	1,255,635	3,016	1,235,439
Net income	—	2,411	—	9,076	—	11,487
Issuance of restricted units	—	—	5,184	—	—	—
Forfeiture of restricted units	—	—	(2,604)	—	—	—
Distributions	—	(4,531)	—	(16,933)	—	(21,464)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	475	475
Reclassification of amortization of forward-starting swap included in loss on early extinguishment of debt	—	—	—	—	(275)	(275)
Balance at June 30, 2021	16,181,537	$(25,332)	60,474,866	$1,249,262	$3,216	$1,227,146

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$27,102	$13,220
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,425)	(8,938)
Depreciation and amortization	61,499	55,147
Amortization of debt issuance costs and debt discounts	1,279	1,156
Loss on early extinguishment of debt	—	4,271
Provision for uncollectable rental income	(86)	776
Stock-based compensation expense	3,490	2,968
Unearned rents	(1,714)	(2,540)
Other, net	(559)	(554)
Changes in operating assets and liabilities
Change in accounts receivable	314	70
Change in other assets	(1,459)	(4,419)
Change in accounts payable and accrued expenses	(46)	14,540
Change in security deposits payable	474	139
Change in other liabilities and deferred credits	1,188	890
Net cash provided by operating activities	86,057	76,726
INVESTING ACTIVITIES
Acquisition of real estate	(45,167)	—
Capital expenditures	(63,060)	(35,526)
Leasing commissions	(4,252)	(1,528)
Purchases of marketable securities	—	(47,760)
Proceeds from the sale of marketable securities	—	47,723
Net cash used in investing activities	(112,479)	(37,091)
FINANCING ACTIVITIES
Repayment of unsecured line of credit	—	(100,000)
Proceeds from unsecured notes payable	—	494,675
Repayment of unsecured notes payable	—	(155,375)
Debt issuance costs	(3,245)	(5,075)
Distributions	(49,092)	(42,927)
Shares withheld for employee taxes	(15)	—
Net cash (used in) provided by financing activities	(52,352)	191,298
Net (decrease) increase in cash and cash equivalents	(78,774)	230,933
Cash, cash equivalents and restricted cash, beginning of period	139,524	139,049
Cash, cash equivalents and restricted cash, end of period	$60,750	$369,982

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$60,750	$368,266
Restricted cash	—	1,716
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$60,750	$369,982
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2022
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
We are a full service, vertically integrated, and self-administered REIT with approximately 206 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2022, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2022, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2022
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Total interest costs incurred	$31,774	$30,092
Interest capitalized	$2,561	$1,225
Interest expense	$29,213	$28,867
Cash paid for interest, net of amounts capitalized	$28,201	$22,093
Cash paid for income taxes	$474	$222
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$19,489	$9,695
Accrued leasing commissions	$2,936	$972

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to our significant accounting policies during the six months ended June 30, 2022.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at June 30, 2022 and December 31, 2021 was approximately $3.7 million and $4.6 million, respectively.
Rent Concessions – COVID-19
In 2021, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). During the second quarter of 2022, we provided an immaterial amount of lease concessions to certain tenants that continued being impacted by the COVID-19 pandemic.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, and permits the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, it is generally only available through December 31, 2022, with a newly proposed sunset date of December 31, 2024. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
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
The financial information set forth below summarizes the Company’s purchase price allocation for Bel-Spring 520 during the six months ended June 30, 2022 (in thousands):

Bel-Spring 520
Land	$13,744
Building	27,793
Land improvements	713
Furniture, fixtures, and equipment	1,833
Total real estate	44,083
Lease intangibles	2,036
Prepaid expenses and other assets	10
Assets acquired	$46,129
Accounts payable and accrued expenses	$(14)
Security deposits payable	(189)
Other liabilities and deferred credits	(641)
Liabilities assumed	$(844)

The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of income. The remaining weighted average amortization period as of June 30, 2022, is 3.5.
The following table summarizes the operating results for Bel-Spring 520 included in the Company's historical consolidated statement of operations for the period of acquisition through June 30, 2022 (in thousands):

Bel-Spring 520
Revenues	$953
Operating expenses	947
Operating income	6
Net income attributable to American Assets Trust, Inc.	$6

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
In-place leases	$65,654	$67,215
Accumulated amortization	(39,236)	(38,130)
Above market leases	1,987	2,532
Accumulated amortization	(1,859)	(2,383)
Acquired lease intangible assets, net	$26,546	$29,234
Below market leases	$57,368	$58,655
Accumulated accretion	(36,042)	(36,253)
Acquired lease intangible liabilities, net	$21,326	$22,402

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,231	$—	$2,231	$—	$2,503	$—	$2,503
Interest rate swap asset	$—	$7,103	$—	$7,103	$—	$—	$—	$—
Interest rate swap liability	$—	$—	$—	$—	$—	$1,807	$—	$1,807
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 3.6% to 5.4%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying values of our term loans set forth below are deemed to be at fair value since the outstanding debt related to Term Loans B and C are directly tied to monthly LIBOR contracts and Term Loan A is directly tied to the monthly SOFR contract. A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$110,986	$111,548	$110,965	$113,207
Unsecured term loans, net	$249,214	$250,000	$249,654	$250,000
Unsecured senior guaranteed notes, net	$798,158	$783,692	$797,953	$832,795
Senior unsecured notes, net	$491,147	$429,470	$490,631	$503,000

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
The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2022 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$938
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$459
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$2,865
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$2,841
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasing commissions, net of accumulated amortization of $41,664 and $40,595, respectively	$39,687	$38,589
Interest rate swap asset	7,103	—
Acquired above market leases, net	128	149
Acquired in-place leases, net	26,418	29,085
Lease incentives, net of accumulated amortization of $943 and $913, respectively	714	595
Other intangible assets, net of accumulated amortization of $1,544 and $1,382, respectively	2,355	2,445
Debt issuance costs, net of accumulated amortization of $2,394 and $2,070, respectively	2,268	—
Right-of-use lease asset, net	25,098	26,254
Prepaid expenses and other	10,446	9,136
Total other assets	$114,217	$106,253

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Acquired below market leases, net	$21,326	$22,402
Prepaid rent and deferred revenue	16,112	16,309
Interest rate swap liability	—	1,807
Deferred rent expense and lease intangible	—	3
Deferred compensation	2,231	2,503
Deferred tax liability	967	967
Straight-line rent liability	15,340	14,274
Lease liability	26,831	27,917
Other liabilities	57	33
Total other liabilities and deferred credits, net	$82,864	$86,215
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of June 30, 2022 and December 31, 2021 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2022	December 31, 2021	as of June 30, 2022
City Center Bellevue (1)	$111,000	$111,000	3.98%	November 1, 2022
	111,000	111,000
Debt issuance costs, net of accumulated amortization of $408 and $387, respectively	(14)	(35)
Total Secured Notes Payable Outstanding	$110,986	$110,965

(1)Interest only.
Additionally, the Operating Partnership has provided a carve-out guarantee on the property-level mortgage debt at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of June 30, 2022, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2022 and December 31, 2021 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2022	December 31, 2021	as of June 30, 2022
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	100,000	100,000	Variable	(2)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(3)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(4)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
	1,550,000	1,550,000
Debt discount and issuance costs, net of accumulated amortization of $10,925 and $9,462, respectively	(11,481)	(11,762)
Total Unsecured Notes Payable	$1,538,519	$1,538,238

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
Certain unsecured loans and notes require the Operating Partnership to comply with various financial covenants. As of June 30, 2022, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
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
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “2022 Revolver Loan”) and a term loan of $100 million (the “2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable Secured Overnight Financing Rate (“SOFR”), plus the applicable SOFR Adjustment, and a spread which ranges from (a) 1.05% to 1.50% (with respect to the 2022 Revolver Loans) and (b) 1.20% to 1.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the 2022 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio. On January 14, 2022, the Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. At June 30, 2022, there were no amounts outstanding under the 2022 Revolver Loan and we had incurred approximately $2.3 million of debt issuance costs, net, which are recorded in other assets,

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

net on the consolidated balance sheets. For the six months ended June 30, 2022, the weighted average interest rate on the 2022 Revolver Loan was 1.45%

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
As of June 30, 2022, the Operating Partnership was in compliance with the financial covenants in the Third Amended and Restated Credit Facility.
NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at June 30, 2022. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2022, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended June 30, 2022 and 2021 does not include the weighted average of 483,110 and 486,035 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the six months ended June 30, 2022 and 2021 does not include the weighted average of 484,295 and 487,895 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the six months ended June 30, 2022, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2022, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of June 30, 2022, we have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2022:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2022	$0.32	January 1, 2022 to March 31, 2022	March 24, 2022
Second Quarter 2022	$0.32	April 1, 2022 to June 30, 2022	June 23, 2022
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
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	487,397	$23.78
Granted	6,072	32.94
Vested	(6,350)	35.66
Forfeited	(3,121)	23.18
Nonvested at June 30, 2022	483,998	$23.74
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.0 million and $1.5 million in noncash compensation expense for the three months ended June 30, 2022 and 2021, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. We recognized $3.5 million and $3.0 million in noncash compensation expense for the six months ended June 30, 2022 and 2021, respectively. Unrecognized compensation expense was $7.2 million at June 30, 2022.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 483,110 and 486,035 for the three months ended June 30, 2022 and 2021, respectively, and 484,295 and 487,895 for the six months ended June 30, 2022 and 2021, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2022 and 2021, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NUMERATOR
Net income	$13,588	$11,487	$27,102	$13,220
Less: Net income attributable to restricted shares	(154)	(135)	(309)	(272)
Less: Income from operations attributable to unitholders in the Operating Partnership	(2,852)	(2,411)	(5,688)	(2,750)
Net income attributable to common stockholders—basic	$10,582	$8,941	$21,105	$10,198
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$10,582	$8,941	$21,105	$10,198
Plus: Income from operations attributable to unitholders in the Operating Partnership	2,852	2,411	5,688	2,750
Net income attributable to common stockholders—diluted	$13,434	$11,352	$26,793	$12,948
DENOMINATOR
Weighted average common shares outstanding—basic	60,040,243	59,985,787	60,039,467	59,985,065
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,221,780	76,167,324	76,221,004	76,166,602

Earnings per common share, basic	$0.18	$0.15	$0.35	$0.17
Earnings per common share, diluted	$0.18	$0.15	$0.35	$0.17

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
June 30, 2022
(Unaudited)

tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases. Additionally, we classify certain state taxes as income taxes for financial reporting purposes in accordance with ASC Topic 740, Income Taxes.
A deferred tax liability is included in the other liabilities and deferred credits, net on our consolidated balance sheets of $1.0 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2022, we recorded income tax expense of $0.2 million and $0.4 million . For the three and six months ended June 30, 2021, we recorded income tax expense of $0.2 million and $0.3 million.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2022 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $4.8 million based on operating performance through June 30, 2022.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 23.9% of total revenues for the six months ended June 30, 2022. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 48.7% of total revenues for the six months ended June 30, 2022. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2022 and 2021, no tenant accounted for more than 10% of our total rental revenue.
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
June 30, 2022
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
As of June 30, 2022, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2022 (six months ending December 31, 2022)	$95,859
2023	242,131
2024	214,853
2025	190,574
2026	175,043
Thereafter	432,730
Total	$1,351,190

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

Current annual payments under the operating leases are as follows, as of June 30, 2022 (in thousands):

Year Ending December 31,
2022 (six months ending December 31, 2022)	$1,640
2023	3,328
2024	3,428
2025	3,531
2026	3,584
Thereafter	16,126
Total lease payments	31,637
Imputed interest	(4,806)
Present value of lease liability	$26,831

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$844	$1,132	$1,689	$2,265
Sublease income	(944)	(938)	(1,707)	(2,133)
Total lease (income) cost	$(100)	$194	$(18)	$132

Weighted-average remaining lease term - operating leases (in years)			9.0
Weighted-average discount rate - operating leases			3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,592	$1,730

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease rental income
Office	$48,949	$43,012	$96,999	$86,374
Retail	23,286	21,575	47,327	42,428
Multifamily	13,167	11,763	26,083	23,515
Mixed-use	2,814	3,438	5,614	4,233
Percentage rent	756	1,098	1,238	1,624
Hotel revenue	9,414	6,191	17,469	9,462
Other	630	562	1,272	1,133
Total rental income	$99,016	$87,639	$196,002	$168,769
Lease rental income includes $0.1 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $7.0 million for the six months ended June 30, 2022 and 2021, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.8 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental operating	$11,379	$9,655	$22,523	$19,151
Hotel operating	6,474	4,134	12,122	6,858
Repairs and maintenance	5,309	4,029	10,069	7,771
Marketing	469	311	988	704
Rent	781	1,158	1,590	2,310
Hawaii excise tax	923	634	1,732	1,166
Management fees	518	283	974	490
Total rental expenses	$25,853	$20,204	$49,998	$38,450

NOTE 15. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and investment income	$21	$100	$57	$174
Income tax expense	(202)	(174)	(400)	(301)
Total other (expense) income, net	$(181)	$(74)	$(343)	$(127)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, is included in rental income on the statements of comprehensive income.

On occasion. the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the six months ended June 30, 2022 and 2021, we incurred approximately $0.1 million and $0.1 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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

The following table represents operating activity within our reportable segments (in thousands):

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Office
Property revenue	$50,593	$44,570	$100,162	$89,034
Property expense	(14,063)	(11,648)	(27,393)	(23,012)
Segment profit	36,530	32,922	72,769	66,022
Total Retail
Property revenue	24,338	22,981	49,179	44,755
Property expense	(7,430)	(6,735)	(15,158)	(14,177)
Segment profit	16,908	16,246	34,021	30,578
Total Multifamily
Property revenue	14,214	12,739	28,103	25,291
Property expense	(6,221)	(5,493)	(12,300)	(10,984)
Segment profit	7,993	7,246	15,803	14,307
Total Mixed-Use
Property revenue	15,010	11,519	28,181	16,715
Property expense	(9,426)	(6,940)	(17,863)	(12,243)
Segment profit	5,584	4,579	10,318	4,472
Total segments’ profit	$67,015	$60,993	$132,911	$115,379
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segments’ profit	$67,015	$60,993	$132,911	$115,379
General and administrative	(7,612)	(6,924)	(14,754)	(13,747)
Depreciation and amortization	(31,087)	(27,646)	(61,499)	(55,147)
Interest expense	(14,547)	(14,862)	(29,213)	(28,867)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other income (expense), net	(181)	(74)	(343)	(127)
Net income	13,588	11,487	27,102	13,220
Net income attributable to restricted shares	(154)	(135)	(309)	(272)
Net income attributable to unitholders in the Operating Partnership	(2,852)	(2,411)	(5,688)	(2,750)
Net income attributable to American Assets Trust, Inc. stockholders	$10,582	$8,941	$21,105	$10,198

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2022
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2022	December 31, 2021
Net Real Estate
Office	$1,603,702	$1,536,212
Retail	587,082	591,107
Multifamily	376,012	381,315
Mixed-Use	170,630	173,347
	$2,737,426	$2,681,981
Secured Notes Payable (1)
Office	$111,000	$111,000
	$111,000	$111,000
(1)Excludes debt issuance costs of $0.01 million and $0.04 million for each of the periods ended June 30, 2022 and December 31, 2021, respectively.
Capital expenditures for each segment for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capital Expenditures (1)
Office	$30,051	$21,343	$56,717	$30,870
Retail	3,697	1,778	7,257	3,500
Multifamily	1,315	1,033	2,886	1,996
Mixed-Use	121	684	452	688
	$35,184	$24,838	$67,312	$37,054
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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of June 30, 2022, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of June 30, 2022. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and six months ended June 30, 2022 and 2021. Waikiki Beach Walk Retail and Embassy Suites™ Hotel is reclassified to same-store properties due to significant spalling repair activity disrupting the hotel portion of the property's operations, which was completed as of September 30, 2020. Eastgate Office Park is classified as a non-same-store property, as it was acquired on July 7, 2021. Corporate Campus East III is also classified as a non-same-store property, as it was acquired on September 10, 2021. Bel-Spring 520 is also classified as a non-same-store property, as it was acquired on March 8, 2022.

In our determination of same-store and redevelopment same-store properties for the six months ended June 30, 2022, One Beach Street has been identified as a same-store redevelopment property due to significant redevelopment activity. Retail same-store net operating income increased approximately 11.3% for the six months ended June 30, 2022 compared to the same period in 2021. Office same-store net operating income increased 0.4% for the six months ended June 30, 2022 compared to the same period in 2021. Office redevelopment same-store net operating income increased 0.3% for the six months ended June 30, 2022 compared to the same period in 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Same-Store	27	26	27	26
Non-Same-Store	4	2	4	2
Total Properties	31	28	31	28

Redevelopment Same-Store	28	27	28	27

Total Development Properties	3	3	3	3

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
During the three months ended June 30, 2022, we signed 15 office leases for a total of 148,677 square feet of office space including 128,335 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 21.1% and 20.7%, respectively. New office leases for comparable spaces were signed for 12,365 square feet at an average rental rate increase on a cash and GAAP basis of 15.1% and 48.9%, respectively. Renewals for comparable office spaces were signed for 115,970 square feet at an average rental rate increase on a cash and GAAP basis of 21.8% and 18.3%, respectively. Tenant improvements and incentives were $91.28 per square foot of office space for comparable new leases for the three months ended June 30, 2022, mainly due to tenants at Torrey Reserve Campus.

During the three months ended June 30, 2022, we signed 21 retail leases for a total of 77,201 square feet of retail space including 67,209 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash basis of 5.7% and increase on a GAAP basis of 20.2%, respectively. New retail leases for comparable spaces were signed for 4,004 square feet at an average rental rate increase on a cash basis of 5.1%. Renewals for comparable retail spaces were signed for 63,205 square feet at an average rental rate increase on a cash basis of 5.8% and increase on a GAAP basis of 11.9%, respectively. Tenant improvements and incentives were $44.89 per square foot of retail space for comparable new leases for the three months ended June 30, 2022, mainly due to tenants at Carmel Mountain Plaza.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $22.8 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively, and $45.5 million and $19.8 million for the six months ended June 30, 2022 and 2021, respectively.

We capitalized external and internal costs related to other property improvements combined of $10.2 million and $13.5 million for the three months ended June 30, 2022 and 2021, respectively, and $19.1 million and $22.9 million for the six months ended June 30, 2022 and 2021, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $1.4 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021
The following summarizes our consolidated results of operations for the three months ended June 30, 2022 compared to our consolidated results of operations for the three months ended June 30, 2021. As of June 30, 2022, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of June 30, 2021, our operating portfolio was comprised of 28 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2022	2021
Revenues
Rental income	$99,016	$87,639	$11,377	13%
Other property income	5,139	4,170	969	23
Total property revenues	104,155	91,809	12,346	13
Expenses
Rental expenses	25,853	20,204	5,649	28
Real estate taxes	11,287	10,612	675	6
Total property expenses	37,140	30,816	6,324	21
Total property income	67,015	60,993	6,022	10
General and administrative	(7,612)	(6,924)	(688)	10
Depreciation and amortization	(31,087)	(27,646)	(3,441)	12
Interest expense	(14,547)	(14,862)	315	(2)
Other (expense) income, net	(181)	(74)	(107)	145
Net income	13,588	11,487	2,101	18
Net income attributable to restricted shares	(154)	(135)	(19)	14
Net income attributable to unitholders in the Operating Partnership	(2,852)	(2,411)	(441)	18
Net income attributable to American Assets Trust, Inc. stockholders	$10,582	$8,941	$1,641	18%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $12.3 million, or 13%, to $104.2 million for the three months ended June 30, 2022 compared to $91.8 million for the three months ended June 30, 2021. The percentage leased was as follows for each segment as of June 30, 2022 and 2021:

	Percentage Leased(1)
	June 30,
	2022	2021
Office	91.0%	90.3%
Retail	92.5%	91.1%
Multifamily	92.0%	87.8%
Mixed-Use (2)	94.9%	89.2%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2022 or 2021, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the new acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520, the increase in occupancy and rate at Waikiki Beach Walk Embassy Suites™, the increase in occupancy and annualized base rent in our multifamily portfolio and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $11.4 million, or 13%, to $99.0 million for the three months ended June 30, 2022 compared to $87.6 million for the three months ended June 30, 2021. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$49,291	$43,282	$6,009	14	$44,618	$43,496	$1,122	3
Retail	24,035	22,525	1,510	7	24,035	22,525	1,510	7
Multifamily	13,225	11,825	1,400	12	13,225	11,825	1,400	12
Mixed-Use	12,465	10,007	2,458	25	12,465	10,007	2,458	25
	$99,016	$87,639	$11,377	13%	$94,343	$87,853	$6,490	7%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Eastgate Office Park, which was acquired on July 7, 2021; (iii) Corporate Campus East III, which was acquired on September 10, 2021; (iv) Bel-Spring 520, which was acquired on March 8, 2022 and (v) land held for development.
Total office rental revenue increased $6.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520, which accounted for $4.7 million of the increase. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased by $1.1 million due to higher occupancy at La Jolla Commons and Torrey Reserve Campus, and higher annualized base rent at La Jolla Commons and The Landmark at One Market.
Total retail rental revenue increased $1.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to approximately $1.0 million for new tenant leases and previous tenants on alternate rent reverting back to basic monthly rent. Additionally, there was an increase in cost recoveries of $0.5 million as COVID-related rent concessions were provided during 2020 and 2021.
Multifamily revenue increased $1.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 93.2% and $2,297, respectively for the three months ended June 30, 2022 compared to 87.8% and $2,187, respectively for the three months ended June 30, 2021.
Total mixed-use rental revenue increased $2.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 78.8% and $280 for the three months ended June 30, 2022, respectively, compared to 67.2% and $184 for three months ended June 30, 2021, respectively. The retail portion of our mixed-use property had a decrease in revenue of $0.8 million due to the termination of the Quicksilver lease during the second quarter of 2021 and alternate rent provided to certain tenants.

Other property income. Other property income increased $1.0 million, or 23%, to $5.1 million for the three months ended June 30, 2022 compared to $4.2 million for the three months ended June 30, 2021. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$1,302	$1,288	$14	1	$1,221	$1,141	$80	7
Retail	303	456	(153)	(34)	303	456	(153)	(34)
Multifamily	989	914	75	8	989	914	75	8
Mixed-Use	2,545	1,512	1,033	68	2,545	1,512	1,033	68
	$5,139	$4,170	$969	23%	$5,058	$4,023	$1,035	26%
Same-Store Office other property income increased $0.1 million for the three months ended June 30, 2022 primarily due to an increase in parking garage income at City Center Bellevue, First & Main and Lloyd Portfolio, partially offset by lease termination fees received at City Center Bellevue during 2021.
Retail other property income decreased by $0.2 million for the three months ended June 30, 2022 primarily due to lease settlement and termination fees received during 2021 at Alamo Quarry Market and Del Monte Center.
Multifamily other property income increased by $0.1 million for the three months ended June 30, 2022 primarily due to an increase in parking garage income at Hassalo on Eighth - Residential and meter income at Loma Palisades, Pacific Ridge Apartments and Santa Fe Park RV Resort.
Mixed-use other property income increased by $1.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $6.3 million, or 21%, to $37.1 million, for the three months ended June 30, 2022 compared to $30.8 million for the three months ended June 30, 2021.
Rental Expenses. Rental expenses increased $5.6 million, or 28%, to $25.9 million for the three months ended June 30, 2022 compared to $20.2 million for the three months ended June 30, 2021. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$8,911	$6,815	$2,096	31	$7,733	$6,624	$1,109	17
Retail	3,909	3,713	196	5	3,909	3,713	196	5
Multifamily	4,458	3,788	670	18	4,458	3,788	670	18
Mixed-Use	8,575	5,888	2,687	46	8,575	5,888	2,687	46
	$25,853	$20,204	$5,649	28%	$24,675	$20,013	$4,662	23%
Office rental expense increased $2.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to $1.0 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Same-store office rental expenses increased $1.1 million due to an increase in repairs and maintenance services, utilities expenses and facility services, as the "stay-at home" orders issued by state and local governments related to the COVID-19 pandemic were relaxed in 2021 and our tenants' employees have started returning to the office in-person.
Retail rental expense increased $0.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in repairs and maintenance and facilities services in the period, as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during the first half of 2021.

Multifamily rental expense increased $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in repairs and maintenance, landscaping and facilities services. Additionally there was an increase in property personnel compensation expenses.
Mixed-use rental expense increased $2.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in hotel room expenses and general excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are in line with increased tourism and higher hotel occupancy as travel restrictions to Hawaii have been relaxed.
Real Estate Taxes. Real estate taxes increased $0.7 million, or 6%, to $11.3 million for the three months ended June 30, 2022 compared to $10.6 million for the three months ended June 30, 2021. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$5,152	$4,833	$319	7	$4,733	$4,776	$(43)	(1)
Retail	3,521	3,022	499	17	3,521	3,022	499	17
Multifamily	1,763	1,705	58	3	1,763	1,705	58	3
Mixed-Use	851	1,052	(201)	(19)	851	1,052	(201)	(19)
	$11,287	$10,612	$675	6%	$10,868	$10,555	$313	3%
Office real estate taxes increased $0.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to $0.3 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520.
Retail real estate taxes increased $0.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to a 2021 catch-up for prior year tax assessment reconciliations which led to a decrease in the overall taxes owed at Alamo Quarry Market, which was recorded in June 2021.
Mixed-use real estate taxes decreased $0.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which the Honolulu County reduced the tax burden for hotels for 2021 through 2022.
Property Operating Income
Property operating income increased $6.0 million, or 10%, to $67.0 million for the three months ended June 30, 2022, compared to $61.0 million for the three months ended June 30, 2021. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$36,530	$32,922	$3,608	11	$33,373	$33,237	$136	—
Retail	16,908	16,246	662	4	16,908	16,246	662	4
Multifamily	7,993	7,246	747	10	7,993	7,246	747	10
Mixed-Use	5,584	4,579	1,005	22	5,584	4,579	1,005	22
	$67,015	$60,993	$6,022	10%	$63,858	$61,308	$2,550	4%
Total office property operating income increased $3.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III, Bel-Spring 520, which had incremental property operating income of approximately $3.4 million during the period. Same-store property operating income increased $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher occupancy at La Jolla Commons and Torrey Reserve Campus, and higher annualized base rent at La Jolla Commons and The Landmark at One Market.
Total retail property operating income increased $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to approximately $1.0 million for new tenant leases and previous tenants on alternate rent reverting back to basic monthly rent. Additionally, there was an increase in cost recoveries of $0.5 million as COVID-related rent concessions were provided during 2020 and 2021. This increase in revenue was partially offset by an increase in rental expenses of $0.2 million related to repairs and maintenance and facilities services, and an increase in real estate taxes of $0.5 million related to prior year tax assessment reconciliations.
Total multifamily property operating income increased $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 93.2% and $2,297, respectively, for the three months ended June 30, 2022 compared to 87.8% and $2,187, respectively for the three months ended June 30, 2021. This increase in revenue was partially offset by an increase in rental expenses related to repairs and maintenance, landscaping and facilities services.
Total mixed-use property operating income increased $1.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the return of tourism and related increase in hotel occupancy as travel to Hawaii has increased through 2021. This led to an increase in average occupancy and revenue per available room to 78.8% and $280, respectively, for the three months ended June 30, 2022, compared to 67.2% and $184, respectively, for three months ended June 30, 2021. This also led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property. These increases were offset by higher hotel room expenses and general excise tax expenses at the hotel portion of our mixed-use property during the period.
Other
General and Administrative. General and administrative expenses increased to $7.6 million for the three months ended June 30, 2022, compared to $6.9 million for the three months ended June 30, 2021. This increase was primarily due to an increase in stock-based compensation expense and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased to $31.1 million for the three months ended June 30, 2022, compared to $27.6 million for the three months ended June 30, 2021. This increase was primarily due to $2.9 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Additionally, there was higher depreciation and amortization at The Landmark at One Market and Alamo Quarry Market due to new tenant improvements that were put into service in 2021. This increase was offset by a decrease at One Beach Street due to acceleration of certain assets during the first quarter of 2021 related to the modernization of the building.
Interest Expense. Interest expense decreased by $0.3 million, or 2%, to $14.5 million for the three months ended June 30, 2022, compared to $14.9 million for the three months ended June 30, 2021. This decrease was primarily due to an increase in capitalized interest related to our development projects, partially offset by an increase in interest expense related to our Term Loan A, which changed from an unhedged variable interest rate to a fixed interest rate at the beginning of 2022 as we entered into two interest rate swaps agreements to lock the rate against future fluctuations.
Other (Expense) Income, Net. Other expense, net increased $0.1 million, or 145%, to other expense, net of $0.2 million for the three months ended June 30, 2022, compared to other expense, net of $0.1 million for the three months ended June 30, 2021 primarily due to the decrease in interest and investment income attributed to the lower yield on our average cash balance during the period.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following summarizes our consolidated results of operations for the six months ended June 30, 2022 compared to our consolidated results of operations for the six months ended June 30, 2021.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2022	2021
Revenues
Rental income	$196,002	$168,769	$27,233	16%
Other property income	9,623	7,026	2,597	37
Total property revenues	205,625	175,795	29,830	17
Expenses
Rental expenses	49,998	38,450	11,548	30
Real estate taxes	22,716	21,966	750	3
Total property expenses	72,714	60,416	12,298	20
Total property income	132,911	115,379	17,532	15
General and administrative	(14,754)	(13,747)	(1,007)	7
Depreciation and amortization	(61,499)	(55,147)	(6,352)	12
Interest expense	(29,213)	(28,867)	(346)	1
Loss on early extinguishment of debt	—	(4,271)	4,271	100
Other (expense) income, net	(343)	(127)	(216)	170
Net income	27,102	13,220	13,882	105
Net income attributable to restricted shares	(309)	(272)	(37)	14
Net income attributable to unitholders in the Operating Partnership	(5,688)	(2,750)	(2,938)	107
Net income attributable to American Assets Trust, Inc. stockholders	$21,105	$10,198	$10,907	107%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $29.8 million, or 17%, to $205.6 million for the six months ended June 30, 2022 compared to $175.8 million for the six months ended June 30, 2021. The percentage leased was as follows for each segment as of June 30, 2022 and 2021:

	Percentage Leased(1)
	June 30,
	2022	2021
Office	91.0%	90.3%
Retail	92.5%	91.1%
Multifamily	92.0%	87.8%
Mixed-Use (2)	94.9%	89.2%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of June 30, 2022 or June 30, 2021, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $27.2 million, or 16%, to $196.0 million for the six months ended June 30, 2022 compared to $168.8 million for the six months ended June 30, 2021. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$97,702	$86,918	$10,784	12	$88,750	$86,914	$1,836	2
Retail	48,552	44,009	4,543	10	48,552	44,009	4,543	10
Multifamily	26,199	23,640	2,559	11	26,199	23,640	2,559	11
Mixed-Use	23,549	14,202	9,347	66	23,549	14,202	9,347	66
	$196,002	$168,769	$27,233	16%	$187,050	$168,765	$18,285	11%

(1)For this table and the tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Eastgate Office Park which was acquired on July 7, 2021; (iii) Corporate Campus East III which was acquired on September 10, 2021; (iv) Bel-Spring 520, which was acquired on March 8, 2022 and (v) land held for development.
Total office rental revenue increased $10.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the new acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520 which accounted for $9 million of the increase. Same store office rental revenue increased by $1.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to higher annualized base rents at The Landmark at One Market and higher occupancy at Torrey Reserve Campus. Additionally, there was an increase of $0.7 million related to cost recoveries at La Jolla Commons, First & Main and The Landmark at One Market.
Retail rental revenue increased $4.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to approximately $2.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021as the collectability of rent was determined to be no longer probable for certain tenants. There was also an increase of $0.8 million for new tenant leases signed and tenants previously on alternate rent reverting back to basic monthly rent. Additionally, there was an increase in cost recoveries of $1.3 million as COVID-related rent concessions were provided during 2020 and 2021.
Multifamily revenue increased $2.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 94.2% and $2,257, respectively for the six months ended June 30, 2022 compared to 88.6% and $2,181, respectively for the six months ended June 30, 2021.
Mixed-use rental revenue increased $9.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase of $8 million related to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 75.8% and $262 for the six months ended June 30, 2022, respectively, compared to 57.4% and $142 for the six months ended June 30, 2021, respectively. Waikiki Beach Walk retail portion increased $1.3 million as tenants were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability of rent was determined to be no longer probable for certain tenants.

Other property income. Other property income increased $2.6 million, or 37%, to $9.6 million for the six months ended June 30, 2022 compared to $7.0 million for the six months ended June 30, 2021. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$2,460	$2,116	$344	16	$2,308	$1,944	$364	19
Retail	627	746	(119)	(16)	627	746	(119)	(16)
Multifamily	1,904	1,651	253	15	1,904	1,651	253	15
Mixed-Use	4,632	2,513	2,119	84	4,632	2,513	2,119	84
	$9,623	$7,026	$2,597	37%	$9,471	$6,854	$2,617	38%
Office other property income increased $0.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main, partially offset by lease termination and settlement fees received at One Beach and City Center Bellevue during 2021.
Retail other property income decreased $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the lease termination fees received at Alamo Quarry Market and Del Monte Center during 2021.
Multifamily other property income increased $0.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily to an increase in parking garage income at Hassalo on Eighth - Residential and an increase in meter income at Loma Palisades and Santa Fe Park RV Resort.
Total mixed-use other property income increased $2.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in other room rental income and rent excise tax at the hotel portion and an increase in parking garage income at the retail portion of our mixed-use property. We expect to see a steady increase in tourism and hotel occupancy in Oahu once the COVID-19 vaccine is available more globally and travel restrictions are lifted.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $12.3 million, or 20%, to $72.7 million for the six months ended June 30, 2022, compared to $60.4 million for the six months ended June 30, 2021. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $11.5 million, or 30%, to $50.0 million for the six months ended June 30, 2022, compared to $38.5 million for the six months ended June 30, 2021. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$17,151	$13,497	$3,654	27	$14,978	$13,097	$1,881	14
Retail	7,913	7,240	673	9	7,913	7,240	673	9
Multifamily	8,773	7,574	1,199	16	8,773	7,574	1,199	16
Mixed-Use	16,161	10,139	6,022	59	16,161	10,139	6,022	59
	$49,998	$38,450	$11,548	30%	$47,825	$38,050	$9,775	26%
Office rental expenses increased $3.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to $1.8 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Same-store office rental expenses increased $1.9 million due to an increase in repairs and maintenance services, utilities expenses and facility services, as the "stay-at home" orders issued by state and local governments related to the COVID-19 pandemic were relaxed in 2021 and our tenants' employees have started returning to the office in-person.
Retail rental expenses increased $0.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in repairs and maintenance, facilities services, utilities expenses and marketing expenses in the period, as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during the first half of 2021.

Multifamily rental expenses increased $1.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in utilities expenses and repairs and maintenance, related to landscaping, plumbing and painting services. Additionally, there was an increase in property-level personnel compensation expenses.
Total mixed-use rental expenses increased $6.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in hotel room expenses and personnel expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Real Estate Taxes. Real estate tax expense increased $0.8 million, or 3%, to $22.7 million for the six months ended June 30, 2022 compared to $22.0 million for the six months ended June 30, 2021. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$10,242	$9,515	$727	8	$9,452	$9,400	$52	1
Retail	7,245	6,937	308	4	7,245	6,937	308	4
Multifamily	3,527	3,410	117	3	3,527	3,410	117	3
Mixed-Use	1,702	2,104	(402)	(19)	1,702	2,104	(402)	(19)
	$22,716	$21,966	$750	3%	$21,926	$21,851	$75	—%
Office real estate taxes increased $0.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to $0.7 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520.
Retail real estate taxes increased $0.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a 2021 catch-up for prior year tax assessment reconciliations which led to a decrease in the overall taxes owed at Alamo Quarry Market, which was recorded in June 2021.
Multifamily real estate taxes increased $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in tax assessments for Hassalo on Eighth - Residential.
Mixed-use real estate taxes decreased $0.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which the Honolulu County reduced the tax burden for hotels for 2021 through 2022.
Property Operating Income
Property operating income increased $17.5 million, or 15%, to $132.9 million for the six months ended June 30, 2022, compared to $115.4 million for the six months ended June 30, 2021. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2022	2021			2022	2021
Office	$72,769	$66,022	$6,747	10	$66,628	$66,361	$267	—
Retail	34,021	30,578	3,443	11	34,021	30,578	3,443	11
Multifamily	15,803	14,307	1,496	10	15,803	14,307	1,496	10
Mixed-Use	10,318	4,472	5,846	131	10,318	4,472	5,846	131
	$132,911	$115,379	$17,532	15%	$126,770	$115,718	$11,052	10%
Total office property operating income increased $6.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III, and Bel-Spring 520, which had incremental property operating income of approximately $6.5 million during the period. Same-store property operating income increased $0.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher occupancy at La Jolla Commons and Torrey Reserve Campus, and higher annualized base rent at La Jolla Commons and The Landmark at One Market.

Total retail property operating income increased $3.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase of $2.4 million for tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability of rent was determined to be no longer probable for certain tenants. Additionally, there was an increase in cost recoveries of $1.3 million as COVID-related rent concessions were provided during 2020 and 2021. These increases were partially offset by higher repairs and maintenance expense, facilities services, utilities expenses and marketing expenses in the period, as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during the first half of 2021.
Total multifamily property operating income increased $1.5 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 94.2% and $2,257, respectively, for the six months ended June 30, 2022 compared to 88.6% and $2,181, respectively for the six months ended June 30, 2021. These increases were partially offset by higher utilities expenses and repairs and maintenance.
Total mixed-use property operating income increased $5.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase of $3.9 million related to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 75.8% and $262 for the six months ended June 30, 2022, respectively, compared to 57.4% and $142 for the six months ended June 30, 2021, respectively. Additionally, there was an increase of $1.9 million at the retail portion of our mixed-use property related to parking garage income and tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability of rent was determined to be no longer probable for certain tenants.
Other
General and Administrative. General and administrative expenses increased $1.0 million, or 7%, to $14.8 million for the six months ended June 30, 2022, compared to $13.7 million for the six months ended June 30, 2021. This increase was primarily due to stock-based compensation expense and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased $6.4 million, or 12%, to $61.5 million for the six months ended June 30, 2022, compared to $55.1 million for the six months ended June 30, 2021. This increase was primarily due to a $5.9 million increase related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Additionally, there was an increase in depreciation and amortization at The Landmark at One Market due to building and tenant improvements that were put into service in 2021. These increases were offset by lower depreciation and amortization at One Beach due to the modernization of the property and depreciation of assets, which was accelerated in 2021.
Interest Expense. Interest expense increased $0.3 million, or 1%, to $29.2 million for the six months ended June 30, 2022 compared to $28.9 million for the six months ended June 30, 2021. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021. Additionally, an increase in interest expense related to our Term Loan A, which changed from an unhedged variable interest rate to a fixed interest rate at the beginning of 2022, as we entered into two interest rate swaps agreements to lock the rate against future fluctuation. These increases were offset by an increase in capitalized interest related to our development projects.
Loss on Early Extinguishment of Debt. Early extinguishment of debt expense decreased $4.3 million for the six months ended June 30, 2022 due to the repayment of the Senior Guaranteed Notes, Series A, with make-whole payments thereon, on January 26, 2021.
Other (Expense) Income, Net. Other expense, net increased $0.2 million, or 170%, to other expense, net of $0.3 million for the six months ended June 30, 2022, compared to other expense, net of $0.1 million for the six months ended June 30, 2021 primarily due to the decrease in interest and investment income attributed to the lower yield on our average cash balance during the period and an increase in income tax for our taxable REIT subsidiary.
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

As of June 30, 2022, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2022, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic has temporarily impacted, and is expected to continue to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders.

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

On December 3, 2021, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended June 30, 2022, no shares of common stock were sold through the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2022, we held $60.8 million in cash and cash equivalents.
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
Cash Flows
Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021
Cash, cash equivalents, and restricted cash were $60.8 million and $370.0 million at June 30, 2022 and 2021, respectively.
Net cash provided by operating activities increased $9.3 million to $86.1 million for the six months ended June 30, 2022 compared to $76.7 million for the six months ended June 30, 2021. The increase in cash from operations was primarily due to the increase in rental revenue from the hotel portion of our mixed-use property, our recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520 and changes in operating assets and liabilities.
Net cash used in investing activities increased $75.4 million to $112.5 million for the six months ended June 30, 2022 compared to $37.1 million for the six months ended June 30, 2021. The increase was primarily due to our newest acquisition of Bel-Spring 520 on March 8, 2022, and capital expenditures at La Jolla Commons III and One Beach Street.
Net cash used in financing activities increased $243.7 million to $52.4 million for the six months ended June 30, 2022 compared to cash provided by financing activities of $191.3 million for the six months ended June 30, 2021. The increase in cash used in financing activities was primarily due to quarterly dividends for the first half of 2022 and debt issuance costs related to our Third Amended and Restated Credit Facility. Whereas, the cash provided by financing activities through the second quarter of 2021 was related to the issuance of the 3.375% Senior Notes on January 26, 2021, partially offset by the repayment of the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2022 and 2021 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating income	$67,015	$60,993	$132,911	$115,379
General and administrative	(7,612)	(6,924)	(14,754)	(13,747)
Depreciation and amortization	(31,087)	(27,646)	(61,499)	(55,147)
Interest expense	(14,547)	(14,862)	(29,213)	(28,867)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other (expense) income, net	(181)	(74)	(343)	(127)
Net income	$13,588	$11,487	$27,102	$13,220

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
The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2022 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Funds from Operations (FFO)
Net income	$13,588	$27,102
Plus: Real estate depreciation and amortization	31,087	61,499
Funds from operations	44,675	88,601
Less: Nonforfeitable dividends on incentive restricted stock awards	(153)	(306)
FFO attributable to common stock and units	$44,522	$88,295
FFO per diluted share/unit	$0.58	$1.16
Weighted average number of common shares and units, diluted (1)	76,222,271	76,221,747
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

Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2022, we had $1.41 billion of fixed rate debt outstanding with an estimated fair value of $1.32 billion. The carrying values of our revolving line of credit and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR or SOFR contracts. If interest rates at June 30, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $50.3 million. If interest rates at June 30, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $73.8 million. Additionally, we consider $250.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of June 30, 2022 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement.
Variable Interest Rate Debt
At June 30, 2022, we had $250.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $0.0 million with a corresponding increase in our net income and cash flows for the year.
Prospective Mortgage Interest Rate Risk
On July 25, 2022, we entered into an interest rate lock agreement with PNC Bank, National Association ("PNC"), in an original principal amount not to exceed $75 million and a fixed interest rate of 5.08%. In connection with the interest rate lock agreement, PNC hedged the fixed interest rate itself, which is intended to reduce the interest rate variability exposure of a prospective five-year non-recourse mortgage of our City Center Bellevue property, which we expect to close in the third or fourth quarter of 2022, subject to customary closing conditions. We intend for the net proceeds from the prospective mortgage of our City Center Bellevue property to be applied to pay off our expiring mortgage of our City Center Bellevue property. The prospective mortgage of our City Center Bellevue property is in lieu of a prospective $63 million mortgage of our Lomas Santa Fe Plaza property, which we terminated with no interest rate breakage fees associated therewith.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2022, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2022, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	July 29, 2022	Date:	July 29, 2022