Form 10-Q
period 2022-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2022-10-28
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

American Assets Trust, Inc. had 60,528,115 shares of common stock, par value $0.01 per share, outstanding as of October 28, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2022 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2022, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,450,995	$3,389,726
Construction in progress	194,798	139,098
Held for development	547	547
	3,646,340	3,529,371
Accumulated depreciation	(910,556)	(847,390)
Real estate, net	2,735,784	2,681,981
Cash and cash equivalents	63,431	139,524
Accounts receivable, net	8,566	7,445
Deferred rent receivables, net	88,375	82,724
Other assets, net	112,421	106,253
TOTAL ASSETS	$3,008,577	$3,017,927
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,555	$110,965
Unsecured notes payable, net	1,538,986	1,538,238
Unsecured line of credit, net	33,895	—
Accounts payable and accrued expenses	72,355	64,531
Security deposits payable	8,821	7,855
Other liabilities and deferred credits, net	82,242	86,215
Total liabilities	1,810,854	1,807,804
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,528,115 and 60,525,580 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	605	605
Additional paid-in capital	1,458,748	1,453,272
Accumulated dividends in excess of net income	(241,549)	(217,785)
Accumulated other comprehensive income	12,554	2,872
Total American Assets Trust, Inc. stockholders’ equity	1,230,358	1,238,964
Noncontrolling interests	(32,635)	(28,841)
Total equity	1,197,723	1,210,123
TOTAL LIABILITIES AND EQUITY	$3,008,577	$3,017,927
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
Rental income	$105,468	$93,804	$301,470	$262,573
Other property income	5,555	4,482	15,178	11,508
Total revenue	111,023	98,286	316,648	274,081
EXPENSES:
Rental expenses	28,438	23,466	78,436	61,916
Real estate taxes	11,477	9,644	34,193	31,610
General and administrative	8,376	6,827	23,130	20,574
Depreciation and amortization	31,729	30,680	93,228	85,827
Total operating expenses	80,020	70,617	228,987	199,927
OPERATING INCOME	31,003	27,669	87,661	74,154
Interest expense	(14,454)	(14,722)	(43,667)	(43,589)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other (expense) income, net	(180)	(52)	(523)	(179)
NET INCOME	16,369	12,895	43,471	26,115
Net income attributable to restricted shares	(155)	(145)	(464)	(417)
Net income attributable to unitholders in the Operating Partnership	(3,442)	(2,709)	(9,130)	(5,459)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$12,772	$10,041	$33,877	$20,239

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.21	$0.17	$0.56	$0.34
Weighted average shares of common stock outstanding - basic	60,044,117	59,990,343	60,041,034	59,986,844

Earnings per common share, diluted	$0.21	$0.17	$0.56	$0.34
Weighted average shares of common stock outstanding - diluted	76,225,654	76,171,880	76,222,571	76,168,381

DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.30	$0.96	$0.86

COMPREHENSIVE INCOME
Net income	$16,369	$12,895	$43,471	$26,115
Other comprehensive income - unrealized income on swap derivatives during the period	4,207	435	13,117	1,657
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(274)	(825)	(824)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	—	—	(193)
Comprehensive income	20,301	13,056	55,763	26,755
Comprehensive income attributable to non-controlling interests	(4,277)	(2,744)	(11,739)	(5,604)
Comprehensive income attributable to American Assets Trust, Inc.	$16,024	$10,312	$44,024	$21,151
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2021	60,525,580	$605	$1,453,272	$(217,785)	$2,872	$(28,841)	$1,210,123
Net income	—	—	—	10,678	—	2,836	13,514
Forfeiture of restricted stock	(3,121)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,367)	—	(5,178)	(24,545)
Stock-based compensation	—	—	1,489	—	—	—	1,489
Shares withheld for employee taxes	(416)	—	(15)	—	—	—	(15)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	4,408	1,188	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(217)	(58)	(275)
Balance at March 31, 2022	60,522,043	605	1,454,746	(226,474)	7,063	(30,053)	1,205,887
Net income	—	—	—	10,736		2,852	13,588
Issuance of restricted stock	6,072	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,369)	—	(5,178)	(24,547)
Stock-based compensation	—	—	2,001	—	—	—	2,001
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,610	704	3,314
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Balance at June 30, 2022	60,528,115	605	1,456,747	(235,107)	9,457	(31,734)	1,199,968
Net income	—	—		12,927		3,442	16,369
Dividends declared and paid	—	—	—	(19,369)	—	(5,178)	(24,547)
Stock-based compensation	—	—	2,001	—	—	—	2,001
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	3,314	893	4,207
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(217)	(58)	(275)
Balance at September 30, 2022	60,528,115	$605	$1,458,748	$(241,549)	$12,554	$(32,635)	$1,197,723

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	$1,253,406
Net income	—	—	—	1,394	—	339	1,733
Forfeiture of restricted stock	(4,006)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,932)	—	(4,531)	(21,463)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	579	168	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Reclassification of amortization of forward-starting swap realized gains included in loss on early extinguishment of debt	—	—	—	—	(152)	(41)	(193)
Balance at March 31, 2021	60,472,286	605	1,447,128	(192,098)	1,964	(22,160)	1,235,439
Net income	—	—	—	9,076		2,411	11,487
Issuance of restricted stock	5,184	—	—	—	—	—	—
Forfeiture of restricted stock	(2,604)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(16,933)	—	(4,531)	(21,464)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	374	101	475
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Balance at June 30, 2021	60,474,866	$605	$1,448,612	$(199,955)	$2,122	$(24,238)	$1,227,146
Net income	—	—		10,186		2,709	12,895
Forfeiture of restricted stock	(2,801)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(18,141)	—	(4,854)	(22,995)
Stock-based compensation	—	—	1,484	—	—	—	1,484
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	342	93	435
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(216)	(58)	(274)
Balance at September 30, 2021	60,472,065	$605	$1,450,096	$(207,910)	$2,248	$(26,348)	$1,218,691

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$43,471	$26,115
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(8,766)	(13,536)
Depreciation and amortization	93,228	85,827
Amortization of debt issuance costs and debt discounts	1,930	1,734
Loss on early extinguishment of debt	—	4,271
Provision for uncollectable rental income	(31)	(934)
Stock-based compensation expense	5,491	4,452
Other noncash interest expense	(825)	(824)
Other, net	684	(927)
Changes in operating assets and liabilities
Change in accounts receivable	(1,072)	941
Change in other assets	(1,115)	225
Change in accounts payable and accrued expenses	5,753	20,589
Change in security deposits payable	777	584
Change in other liabilities and deferred credits	1,367	1,115
Net cash provided by operating activities	140,892	129,632
INVESTING ACTIVITIES
Acquisition of real estate	(45,167)	(204,511)
Capital expenditures	(88,314)	(56,772)
Leasing commissions	(6,153)	(2,025)
Purchases of marketable securities	—	(47,760)
Proceeds from the sale of marketable securities	—	47,723
Net cash used in investing activities	(139,634)	(263,345)
FINANCING ACTIVITIES
Issuance of secured notes payable	75,000	—
Repayment of secured notes payable	(111,000)	—
Proceeds from unsecured line of credit	36,000	—
Repayment of unsecured line of credit	—	(100,000)
Proceeds from unsecured notes payable	—	494,675
Repayment of unsecured notes payable	—	(155,375)
Debt issuance costs	(3,697)	(5,075)
Dividends paid to common stock and unitholders	(73,639)	(65,922)
Shares withheld for employee taxes	(15)	—
Net cash (used in) provided by financing activities	(77,351)	168,303
Net (decrease) increase in cash and cash equivalents	(76,093)	34,590
Cash, cash equivalents and restricted cash, beginning of period	139,524	139,049
Cash, cash equivalents and restricted cash, end of period	$63,431	$173,639
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$63,431	171,923
Restricted cash	—	1,716
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$63,431	$173,639
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,450,995	$3,389,726
Construction in progress	194,798	139,098
Held for development	547	547
	3,646,340	3,529,371
Accumulated depreciation	(910,556)	(847,390)
Real estate, net	2,735,784	2,681,981
Cash and cash equivalents	63,431	139,524
Accounts receivable, net	8,566	7,445
Deferred rent receivables, net	88,375	82,724
Other assets, net	112,421	106,253
TOTAL ASSETS	$3,008,577	$3,017,927
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,555	$110,965
Unsecured notes payable, net	1,538,986	1,538,238
Unsecured line of credit, net	33,895	—
Accounts payable and accrued expenses	72,355	64,531
Security deposits payable	8,821	7,855
Other liabilities and deferred credits, net	82,242	86,215
Total liabilities	1,810,854	1,807,804
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	(36,542)	(30,138)
General partner's capital, 60,528,115 and 60,525,580 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,217,804	1,236,092
Accumulated other comprehensive income	16,461	4,169
Total capital	1,197,723	1,210,123
TOTAL LIABILITIES AND CAPITAL	$3,008,577	$3,017,927

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
Rental income	$105,468	$93,804	$301,470	$262,573
Other property income	5,555	4,482	15,178	11,508
Total revenue	111,023	98,286	316,648	274,081
EXPENSES:
Rental expenses	28,438	23,466	78,436	61,916
Real estate taxes	11,477	9,644	34,193	31,610
General and administrative	8,376	6,827	23,130	20,574
Depreciation and amortization	31,729	30,680	93,228	85,827
Total operating expenses	80,020	70,617	228,987	199,927
OPERATING INCOME	31,003	27,669	87,661	74,154
Interest expense	(14,454)	(14,722)	(43,667)	(43,589)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other (expense) income, net	(180)	(52)	(523)	(179)
NET INCOME	16,369	12,895	43,471	26,115
Net income attributable to restricted shares	(155)	(145)	(464)	(417)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$16,214	$12,750	$43,007	$25,698

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.21	$0.17	$0.56	$0.34
Weighted average units outstanding - basic	76,225,654	76,171,880	76,222,571	76,168,381

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.21	$0.17	$0.56	$0.34
Weighted average units outstanding - diluted	76,225,654	76,171,880	76,222,571	76,168,381

DISTRIBUTIONS PER UNIT	$0.32	$0.30	$0.96	$0.86

COMPREHENSIVE INCOME
Net income	$16,369	$12,895	$43,471	$26,115
Other comprehensive income (loss) - unrealized income (loss) on swap derivatives during the period	4,207	435	13,117	1,657
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(275)	(274)	(825)	(824)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	—	—	(193)
Comprehensive income	20,301	13,056	55,763	26,755
Comprehensive income attributable to Limited Partners	(4,277)	(2,744)	(11,739)	(5,604)
Comprehensive income attributable to General Partner	$16,024	$10,312	$44,024	$21,151

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2021	16,181,537	$(30,138)	60,525,580	$1,236,092	$4,169	$1,210,123
Net income	—	2,836	—	10,678	—	13,514
Forfeiture of restricted units	—	—	(3,121)	—	—	—
Distributions	—	(5,178)	—	(19,367)	—	(24,545)
Stock-based compensation	—	—	—	1,489	—	1,489
Units withheld for employee taxes	—	—	(416)	(15)	—	(15)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	5,596	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at March 31, 2022	16,181,537	(32,480)	60,522,043	1,228,877	9,490	1,205,887
Net income	—	2,852	—	10,736	—	13,588
Issuance of restricted units	—	—	6,072	—	—	—
Distributions	—	(5,178)	—	(19,369)	—	(24,547)
Stock-based compensation	—	—	—	2,001	—	2,001
Other comprehensive income - change in value of interest rate swap	—	—	—	—	3,314	3,314
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at June 30, 2022	16,181,537	(34,806)	60,528,115	1,222,245	12,529	1,199,968
Net income	—	3,442	—	12,927	—	16,369
Distributions	—	(5,178)	—	(19,369)	—	(24,547)
Stock-based compensation	—	—	—	2,001	—	2,001
Other comprehensive income - change in value of interest rate swap	—	—	—	—	4,207	4,207
Other comprehensive income - unrealized gain on forward-starting interest rate swaps	—	—	—	—	—	—
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(275)	(275)
Balance at September 30, 2022	16,181,537	$(36,542)	60,528,115	$1,217,804	$16,461	$1,197,723

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406
Net income	—	339	—	1,394	—	1,733
Forfeiture of restricted units	—	—	(4,006)	—	—	—
Distributions	—	(4,531)	—	(16,932)	—	(21,463)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	747	747
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Reclassification of amortization of forward-starting swap included in loss on early extinguishment of debt	—	—	—	—	(193)	(193)
Balance at March 31, 2021	16,181,537	(23,212)	60,472,286	1,255,635	3,016	1,235,439
Net income	—	2,411	—	9,076	—	11,487
Issuance of restricted units	—	—	5,184	—	—	—
Forfeiture of restricted units	—	—	(2,604)	—	—	—
Distributions	—	(4,531)	—	(16,933)	—	(21,464)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	475	475
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at June 30, 2021	16,181,537	$(25,332)	60,474,866	$1,249,262	$3,216	$1,227,146
Net income	—	2,709	—	10,186	—	12,895
Forfeiture of restricted units	—	—	(2,801)	—	—	—
Distributions	—	(4,854)	—	(18,141)	—	(22,995)
Stock-based compensation	—	—	—	1,484	—	1,484
Other comprehensive income - change in value of interest rate swap	—	—	—	—	435	435
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(274)	(274)
Balance at September 30, 2021	16,181,537	$(27,477)	60,472,065	$1,242,791	$3,377	$1,218,691

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$43,471	$26,115
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(8,766)	(13,536)
Depreciation and amortization	93,228	85,827
Amortization of debt issuance costs and debt discounts	1,930	1,734
Loss on early extinguishment of debt	—	4,271
Provision for uncollectable rental income	(31)	(934)
Stock-based compensation expense	5,491	4,452
Other noncash interest expense	(825)	(824)
Other, net	684	(927)
Changes in operating assets and liabilities
Change in accounts receivable	(1,072)	941
Change in other assets	(1,115)	225
Change in accounts payable and accrued expenses	5,753	20,589
Change in security deposits payable	777	584
Change in other liabilities and deferred credits	1,367	1,115
Net cash provided by operating activities	140,892	129,632
INVESTING ACTIVITIES
Acquisition of real estate	(45,167)	(204,511)
Capital expenditures	(88,314)	(56,772)
Leasing commissions	(6,153)	(2,025)
Purchases of marketable securities	—	(47,760)
Proceeds from the sale of marketable securities	—	47,723
Net cash used in investing activities	(139,634)	(263,345)
FINANCING ACTIVITIES
Issuance of secured notes payable	75,000	—
Repayment of secured notes payable	(111,000)	—
Proceeds from unsecured line of credit	36,000	—
Repayment of unsecured line of credit	—	(100,000)
Proceeds from unsecured notes payable	—	494,675
Repayment of unsecured notes payable	—	(155,375)
Debt issuance costs	(3,697)	(5,075)
Distributions	(73,639)	(65,922)
Shares withheld for employee taxes	(15)	—
Net cash (used in) provided by financing activities	(77,351)	168,303
Net (decrease) increase in cash and cash equivalents	(76,093)	34,590
Cash, cash equivalents and restricted cash, beginning of period	139,524	139,049
Cash, cash equivalents and restricted cash, end of period	$63,431	$173,639

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$63,431	$171,923
Restricted cash	—	1,716
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$63,431	$173,639
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2022
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
We are a full service, vertically integrated, and self-administered REIT with approximately 212 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2022, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2022, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2022
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Total interest costs incurred	$47,792	$45,618
Interest capitalized	$4,125	$2,029
Interest expense	$43,667	$43,589
Cash paid for interest, net of amounts capitalized	$48,145	$42,311
Cash paid for income taxes	$638	$289
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$20,750	$10,119
Accrued leasing commissions	$1,897	$1,072

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to our significant accounting policies during the nine months ended September 30, 2022.

Segment Information
Segment information is prepared on the same basis that our chief operating decision maker reviews information for operational decision-making purposes. We operate in four business segments: the acquisition, redevelopment, ownership and management of office real estate, retail real estate, multifamily real estate and mixed-use real estate. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at September 30, 2022 and December 31, 2021 was approximately $2.8 million and $4.6 million, respectively.
Rent Concessions – COVID-19
From 2020 through 2022, we provided lease concessions to certain tenants, primarily within the retail segment, as a result of the COVID-19 pandemic, in the form of rent deferrals and abatements. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). During the third quarter of 2022, we provided an immaterial amount of lease concessions to certain tenants that were previously impacted by and/or continued being impacted by the COVID-19 pandemic.
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
September 30, 2022
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
The financial information set forth below summarizes the Company’s purchase price allocation for Bel-Spring 520 during the nine months ended September 30, 2022 (in thousands):

Bel-Spring 520
Land	$13,744
Building	27,793
Land improvements	713
Furniture, fixtures, and equipment	1,833
Total real estate	44,083
Lease intangibles	2,036
Prepaid expenses and other assets	10
Assets acquired	$46,129
Accounts payable and accrued expenses	$(14)
Security deposits payable	(189)
Other liabilities and deferred credits	(641)
Liabilities assumed	$(844)

The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of income. The remaining weighted average amortization period as of September 30, 2022, is 3.3.
The following table summarizes the operating results for Bel-Spring 520 included in the Company's historical consolidated statement of operations for the period of acquisition through September 30, 2022 (in thousands):

Bel-Spring 520
Revenues	$1,733
Operating expenses	1,689
Operating income	44
Net income attributable to American Assets Trust, Inc.	$44

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
In-place leases	$58,119	$67,215
Accumulated amortization	(33,216)	(38,130)
Above market leases	1,885	2,532
Accumulated amortization	(1,768)	(2,383)
Acquired lease intangible assets, net	$25,020	$29,234
Below market leases	$52,832	$58,655
Accumulated accretion	(32,347)	(36,253)
Acquired lease intangible liabilities, net	$20,485	$22,402

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,288	$—	$2,288	$—	$2,503	$—	$2,503
Interest rate swap asset	$—	$11,310	$—	$11,310	$—	$—	$—	$—
Interest rate swap liability	$—	$—	$—	$—	$—	$1,807	$—	$1,807
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 5.6% to 6.1%.
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,555	$74,110	$110,965	$113,207
Unsecured term loans, net	$249,321	$250,000	$249,654	$250,000
Unsecured senior guaranteed notes, net	$798,260	$759,008	$797,953	$832,795
Senior unsecured notes, net	$491,405	$403,500	$490,631	$503,000
Unsecured line of credit, net	$33,895	$36,000	$—	$—

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2022 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
U.S. Bank N.A.	$100,000	3/1/2016	3/1/2023	$1,142
Wells Fargo Bank, N.A.	$50,000	5/2/2016	3/1/2023	$570
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$4,807
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$4,791
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
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity and, counterparty credit risk and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasing commissions, net of accumulated amortization of $41,197 and $40,595, respectively	$38,590	$38,589
Interest rate swap asset	11,310	—
Acquired above market leases, net	117	149
Acquired in-place leases, net	24,903	29,085
Lease incentives, net of accumulated amortization of $979 and $913, respectively	1,097	595
Other intangible assets, net of accumulated amortization of $1,456 and $1,382, respectively	2,259	2,445
Right-of-use lease asset, net	24,512	26,254
Prepaid expenses and other	9,633	9,136
Total other assets	$112,421	$106,253

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Acquired below market leases, net	$20,485	$22,402
Prepaid rent and deferred revenue	18,618	16,309
Interest rate swap liability	—	1,807
Deferred rent expense and lease intangible	—	3
Deferred compensation	2,288	2,503
Deferred tax liability	967	967
Straight-line rent liability	13,559	14,274
Lease liability	26,257	27,917
Other liabilities	68	33
Total other liabilities and deferred credits, net	$82,242	$86,215
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
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

Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of September 30, 2022 and December 31, 2021 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2022	December 31, 2021	as of September 30, 2022
City Center Bellevue (1)	—	111,000	3.98%	November 1, 2022
City Center Bellevue (1)	$75,000	$—	5.08%	October 1, 2027
	75,000	111,000
Debt issuance costs, net of accumulated amortization of $429 and $387, respectively	(445)	(35)
Total Secured Notes Payable Outstanding	$74,555	$110,965

(1)Interest only.
On September 16, 2022, the Operating Partnership repaid in full, without premium or penalty, the $111 million principal balance of the mortgage on City Center Bellevue. Concurrent therewith, the Operating Partnership entered into a new $75 million non-recourse mortgage on City Center Bellevue. The new five-year mortgage has a maturity date of October 1, 2027, bears interest at a fixed rate per annum of 5.08% (interest only) and is secured by a first-priority deed of trust on City Center Bellevue and an assignment of all leases, rents and security deposits related to City Center Bellevue.
Additionally, the Operating Partnership has provided a carve-out guarantee on the new mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of September 30, 2022, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2022 and December 31, 2021 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2022	December 31, 2021	as of September 30, 2022
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	100,000	100,000	Variable	(2)	March 1, 2023
Term Loan C	50,000	50,000	Variable	(3)	March 1, 2023
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(4)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
	1,550,000	1,550,000
Debt discount and issuance costs, net of accumulated amortization of $11,242 and $9,462, respectively	(11,014)	(11,762)
Total Unsecured Notes Payable	$1,538,986	$1,538,238

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
Certain unsecured loans and notes require the Operating Partnership to comply with various financial covenants. As of September 30, 2022, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
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
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “2022 Revolver Loan”) and a term loan of $100 million (the “2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable Secured Overnight Financing Rate (“SOFR”), plus the applicable SOFR Adjustment, and a spread which ranges from (a) 1.05% to 1.50% (with respect to the 2022 Revolver Loans) and (b) 1.20% to 1.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the 2022 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio. On January 14, 2022, the Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. At September 30, 2022, there was $36 million outstanding under the 2022 Revolver Loan. Approximately $2.1 million of net debt issuance costs are included in the unsecured line of credit, net on the

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

balance sheet. For the nine months ended September 30, 2022, the weighted average interest rate on the 2022 Revolver Loan was 2.26%

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
As of September 30, 2022, the Operating Partnership was in compliance with the financial covenants in the Third Amended and Restated Credit Facility.
NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at September 30, 2022. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2022, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended September 30, 2022 and 2021 does not include the weighted average of 483,110 and 481,966 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the nine months ended September 30, 2022 and 2021 does not include the weighted average of 483,895 and 485,897 unvested Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the nine months ended September 30, 2022, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2022, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of September 30, 2022, we have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2022:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2022	$0.32	January 1, 2022 to March 31, 2022	March 24, 2022
Second Quarter 2022	$0.32	April 1, 2022 to June 30, 2022	June 23, 2022
Third Quarter 2022	$0.32	July 1, 2022 to September 30, 2022	September 22, 2022
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2022:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	487,397	$23.78
Granted	6,072	32.94
Vested	(6,350)	35.66
Forfeited	(3,121)	23.18
Nonvested at September 30, 2022	483,998	$23.74
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.0 million and $1.5 million in noncash compensation expense for the three months ended September 30, 2022 and 2021, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

income. We recognized $5.5 million and $4.5 million in noncash compensation expense for the nine months ended September 30, 2022 and 2021, respectively. Unrecognized compensation expense was $5.2 million at September 30, 2022.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 483,110 and 481,966 for the three months ended September 30, 2022 and 2021, respectively, and 483,895 and 485,897 for the nine months ended September 30, 2022 and 2021, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2022 and 2021, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR
Net income	$16,369	$12,895	$43,471	$26,115
Less: Net income attributable to restricted shares	(155)	(145)	(464)	(417)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,442)	(2,709)	(9,130)	(5,459)
Net income attributable to common stockholders—basic	$12,772	$10,041	$33,877	$20,239
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$12,772	$10,041	$33,877	$20,239
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,442	2,709	9,130	5,459
Net income attributable to common stockholders—diluted	$16,214	$12,750	$43,007	$25,698
DENOMINATOR
Weighted average common shares outstanding—basic	60,044,117	59,990,343	60,041,034	59,986,844
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,225,654	76,171,880	76,222,571	76,168,381

Earnings per common share, basic	$0.21	$0.17	$0.56	$0.34
Earnings per common share, diluted	$0.21	$0.17	$0.56	$0.34

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
September 30, 2022
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
A deferred tax liability is included in the other liabilities and deferred credits, net on our consolidated balance sheets of $1.0 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2022, we recorded income tax expense of $0.2 million and $0.6 million. For the three and nine months ended September 30, 2021, we recorded income tax expense of $0.2 million and $0.5 million.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2022 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $5.4 million based on operating performance through September 30, 2022.
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate including, without limitation, the impact the COVID-19 pandemic has had on our tenants. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 23.6% of total revenues for the nine months ended September 30, 2022. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 48.4% of total revenues for the nine months ended September 30, 2022. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the nine months ended September 30, 2022 and 2021, no tenant accounted for more than 10% of our total rental revenue.
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
September 30, 2022
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
As of September 30, 2022, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2022 (three months ending December 31, 2022)	$56,119
2023	245,888
2024	219,526
2025	195,478
2026	179,796
Thereafter	440,435
Total	$1,337,242

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

Current annual payments under the operating leases are as follows, as of September 30, 2022 (in thousands):

Year Ending December 31,
2022 (three months ending December 31, 2022)	$820
2023	3,328
2024	3,428
2025	3,531
2026	3,584
Thereafter	16,126
Total lease payments	30,817
Imputed interest	(4,560)
Present value of lease liability	$26,257

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$844	$831	$2,533	$3,095
Sublease income	(968)	(745)	(2,675)	(2,877)
Total lease (income) cost	$(124)	$86	$(142)	$218

Weighted-average remaining lease term - operating leases (in years)			8.8
Weighted-average discount rate - operating leases			3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,412	$1,996

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease rental income
Office	$51,637	$45,855	$148,636	$132,229
Retail	24,310	23,438	71,637	65,866
Multifamily	13,539	12,169	39,622	35,684
Mixed-use	2,960	2,618	8,574	6,851
Percentage rent	978	969	2,216	2,593
Hotel revenue	11,379	8,164	28,848	17,626
Other	665	591	1,937	1,724
Total rental income	$105,468	$93,804	$301,470	$262,573
Lease rental income includes $2.5 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, and $6.3 million and $10.8 million for the nine months ended September 30, 2022 and 2021, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.8 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental operating	$12,272	$11,014	$34,795	$30,165
Hotel operating	7,230	5,429	19,352	12,287
Repairs and maintenance	5,799	4,492	15,868	12,263
Marketing	489	470	1,477	1,174
Rent	815	856	2,405	3,166
Hawaii excise tax	1,231	794	2,963	1,960
Management fees	602	411	1,576	901
Total rental expenses	$28,438	$23,466	$78,436	$61,916

NOTE 15. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and investment income	$60	$98	$117	$272
Income tax expense	(240)	(150)	(640)	(451)
Total other (expense) income, net	$(180)	$(52)	$(523)	$(179)

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.2 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, is included in rental income on the statements of comprehensive income.

On occasion. the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the nine months ended September 30, 2022 and 2021, we incurred approximately $0.2 million and $0.2 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.9 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
NOTE 17. SEGMENT REPORTING
Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in four business segments: the acquisition, redevelopment, ownership and management of office real estate, retail real estate, multifamily real estate and mixed-use real estate. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.
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

The following table represents operating activity within our reportable segments (in thousands):

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Office
Property revenue	$53,250	$47,433	$153,412	$136,467
Property expense	(14,551)	(13,016)	(41,944)	(36,029)
Segment profit	38,699	34,417	111,468	100,438
Total Retail
Property revenue	25,694	24,541	74,873	69,296
Property expense	(7,807)	(5,745)	(22,965)	(19,922)
Segment profit	17,887	18,796	51,908	49,374
Total Multifamily
Property revenue	14,748	13,085	42,851	38,376
Property expense	(6,871)	(6,213)	(19,171)	(17,197)
Segment profit	7,877	6,872	23,680	21,179
Total Mixed-Use
Property revenue	17,331	13,227	45,512	29,942
Property expense	(10,686)	(8,136)	(28,549)	(20,378)
Segment profit	6,645	5,091	16,963	9,564
Total segments’ profit	$71,108	$65,176	$204,019	$180,555
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segments’ profit	$71,108	$65,176	$204,019	$180,555
General and administrative	(8,376)	(6,827)	(23,130)	(20,574)
Depreciation and amortization	(31,729)	(30,680)	(93,228)	(85,827)
Interest expense	(14,454)	(14,722)	(43,667)	(43,589)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other income (expense), net	(180)	(52)	(523)	(179)
Net income	16,369	12,895	43,471	26,115
Net income attributable to restricted shares	(155)	(145)	(464)	(417)
Net income attributable to unitholders in the Operating Partnership	(3,442)	(2,709)	(9,130)	(5,459)
Net income attributable to American Assets Trust, Inc. stockholders	$12,772	$10,041	$33,877	$20,239

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2022
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2022	December 31, 2021
Net Real Estate
Office	$1,610,640	$1,536,212
Retail	582,727	591,107
Multifamily	373,037	381,315
Mixed-Use	169,380	173,347
	$2,735,784	$2,681,981
Secured Notes Payable (1)
Office	$75,000	$111,000
	$75,000	$111,000
(1)Excludes debt issuance costs of $0.45 million and $0.04 million for each of the periods ended September 30, 2022 and December 31, 2021, respectively.
Capital expenditures for each segment for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capital Expenditures (1)
Office	$24,107	$17,601	$80,824	$48,471
Retail	2,165	1,317	9,422	4,817
Multifamily	686	2,121	3,572	4,117
Mixed-Use	197	704	649	1,392
	$27,155	$21,743	$94,467	$58,797
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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of September 30, 2022, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of September 30, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of September 30, 2022. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and nine months ended September 30, 2022 and 2021. Waikiki Beach Walk Retail and Embassy Suites™ Hotel were reclassified to same-store properties when compared to the designation for the three and nine months ended September 30, 2021 due to significant spalling repair activity completed in the third quarter of 2020. Eastgate Office Park is classified as a non-same-store property, as it was acquired on July 7, 2021. Corporate Campus East III is also classified as a non-same-store property, as it was acquired on September 10, 2021. Bel-Spring 520 is also classified as a non-same-store property, as it was acquired on March 8, 2022. In our determination of same-store and redevelopment same-store properties for the three and nine months ended September 30, 2022, One Beach Street has been identified as a same-store redevelopment property due to significant redevelopment activity.

Retail same-store net operating income increased approximately 5.1% for the nine months ended September 30, 2022 compared to the same period in 2021. Office same-store net operating income increased 3.1% for the nine months ended September 30, 2022 compared to the same period in 2021. Office redevelopment same-store net operating income increased 3.3% for the nine months ended September 30, 2022 compared to the same period in 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Same-Store	27	26	27	26
Non-Same-Store	4	4	4	4
Total Properties	31	30	31	30

Redevelopment Same-Store	28	27	28	27

Total Development Properties	3	3	3	3

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
During the three months ended September 30, 2022, we signed 13 office leases for a total of 59,461 square feet of office space including 43,061 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 23.7% and 34.7%, respectively. New office leases for comparable spaces were signed for 17,969 square feet at an average rental rate increase on a cash and GAAP basis of 47.2% and 55.0%, respectively. Renewals for comparable office spaces were signed for 25,092 square feet at an average rental rate increase on a cash and GAAP basis of 7.1% and 19.6%, respectively. Tenant improvements and incentives were $40 per square foot of office space for comparable new leases for the three months ended September 30, 2022, mainly due to a tenant at City Center Bellevue.

During the three months ended September 30, 2022, we signed 21 retail leases for a total of 79,033 square feet of retail space including 71,469 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash basis of 6.8% and increase on a GAAP basis of 27.7%, respectively. New retail leases for comparable spaces were signed for 5,007 square feet at an average rental rate decrease on a cash basis of (1.1)%. Renewals for comparable retail spaces were signed for 66,462 square feet at an average rental rate increase on a cash basis of 7.8% and increase on a GAAP basis of 15.0%, respectively. Tenant improvements and incentives were $24.22 per square foot of retail space for comparable new leases for the three months ended September 30, 2022, mainly due to tenants at Alamo Quarry Market.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $16.2 million and $14.8 million for the three months ended September 30, 2022 and 2021, respectively, and $61.6 million and $34.6 million for the nine months ended September 30, 2022 and 2021, respectively.

We capitalized external and internal costs related to other property improvements combined of $10.4 million and $8.8 million for the three months ended September 30, 2022 and 2021, respectively, and $29.5 million and $31.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $1.6 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021
The following summarizes our consolidated results of operations for the three months ended September 30, 2022 compared to our consolidated results of operations for the three months ended September 30, 2021. As of September 30, 2022, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of September 30, 2021, our operating portfolio was comprised of 30 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.1 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,112 residential units (including 122 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2021, we owned land at three of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2022	2021
Revenues
Rental income	$105,468	$93,804	$11,664	12%
Other property income	5,555	4,482	1,073	24
Total property revenues	111,023	98,286	12,737	13
Expenses
Rental expenses	28,438	23,466	4,972	21
Real estate taxes	11,477	9,644	1,833	19
Total property expenses	39,915	33,110	6,805	21
Total property income	71,108	65,176	5,932	9
General and administrative	(8,376)	(6,827)	(1,549)	23
Depreciation and amortization	(31,729)	(30,680)	(1,049)	3
Interest expense	(14,454)	(14,722)	268	(2)
Other (expense) income, net	(180)	(52)	(128)	246
Net income	16,369	12,895	3,474	27
Net income attributable to restricted shares	(155)	(145)	(10)	7
Net income attributable to unitholders in the Operating Partnership	(3,442)	(2,709)	(733)	27
Net income attributable to American Assets Trust, Inc. stockholders	$12,772	$10,041	$2,731	27%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $12.7 million, or 13%, to $111.0 million for the three months ended September 30, 2022 compared to $98.3 million for the three months ended September 30, 2021. The percentage leased was as follows for each segment as of September 30, 2022 and 2021:

	Percentage Leased(1)
	September 30,
	2022	2021
Office	90.7%	90.2%
Retail	92.2%	91.7%
Multifamily	93.0%	97.1%
Mixed-Use (2)	94.9%	86.6%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2022 or 2021, as applicable.
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
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $11.7 million, or 12%, to $105.5 million for the three months ended September 30, 2022 compared to $93.8 million for the three months ended September 30, 2021. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$51,987	$46,174	$5,813	13	$47,507	$43,767	$3,740	9
Retail	25,287	24,174	1,113	5	25,287	24,174	1,113	5
Multifamily	13,605	12,224	1,381	11	13,605	12,224	1,381	11
Mixed-Use	14,589	11,232	3,357	30	14,589	11,232	3,357	30
	$105,468	$93,804	$11,664	12%	$100,988	$91,397	$9,591	10%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Eastgate Office Park, which was acquired on July 7, 2021; (iii) Corporate Campus East III, which was acquired on September 10, 2021; (iv) Bel-Spring 520, which was acquired on March 8, 2022 and (v) land held for development.
Total office rental revenue increased $5.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520, which accounted for $1.7 million of the increase. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street due to expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased by $3.7 million due to higher occupancy at La Jolla Commons and Torrey Reserve Campus, and higher annualized base rent at La Jolla Commons and The Landmark at One Market. Additionally, there was an increase in cost recoveries of $1.3 million and an increase of $1.2 million related to accelerated revenue recognition of tenant improvement overages due to the tenant vacating their space sooner than original lease terms.
Total retail rental revenue increased $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to approximately $0.4 million for new tenant leases and previous tenants on alternate rent reverting back to basic monthly rent. Additionally, there was an increase in cost recoveries of $0.7 million as COVID-related rent concessions were provided during 2020 and 2021.
Multifamily revenue increased $1.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an overall increase in average monthly base rent of $2,372 for the three months ended September 30, 2022 compared to $2,090 for the three months ended September 30, 2021. This increase was primarily related to Pacific Ridge Apartments, Loma Palisades and Hassalo on Eighth - Residential.
Total mixed-use rental revenue increased $3.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 84.2% and $335 for the three months ended September 30, 2022, respectively, compared to 77.9% and $240 for three months ended September 30, 2021, respectively. The retail portion of our mixed-use property had an increase in revenue of $0.1 million.

Other property income. Other property income increased $1.1 million, or 24%, to $5.6 million for the three months ended September 30, 2022 compared to $4.5 million for the three months ended September 30, 2021. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$1,263	$1,259	$4	—	$1,132	$1,086	$46	4
Retail	407	367	40	11	407	367	40	11
Multifamily	1,143	861	282	33	1,143	861	282	33
Mixed-Use	2,742	1,995	747	37	2,742	1,995	747	37
	$5,555	$4,482	$1,073	24%	$5,424	$4,309	$1,115	26%
Multifamily other property income increased by $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in security deposits earned and meter income at Loma Palisades and Pacific Ridge Apartments.
Mixed-use other property income increased by $0.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $6.8 million, or 21%, to $39.9 million, for the three months ended September 30, 2022 compared to $33.1 million for the three months ended September 30, 2021.
Rental Expenses. Rental expenses increased $5.0 million, or 21%, to $28.4 million for the three months ended September 30, 2022 compared to $23.5 million for the three months ended September 30, 2021. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$9,430	$7,959	$1,471	18	$8,311	$7,330	$981	13
Retail	4,160	3,765	395	10	4,160	3,765	395	10
Multifamily	5,067	4,469	598	13	5,067	4,469	598	13
Mixed-Use	9,781	7,273	2,508	34	9,781	7,273	2,508	34
	$28,438	$23,466	$4,972	21%	$27,319	$22,837	$4,482	20%
Office rental expense increased $1.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to $0.5 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Same-store office rental expenses increased $1.0 million due to an increase in repairs and maintenance services, utilities expenses and facility services and other operating expenses as the "stay-at home" orders issued by state and local governments related to the COVID-19 pandemic were relaxed in 2021 and our tenants' employees have started returning to the office in-person.
Retail rental expense increased $0.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in repairs and maintenance, facilities services and insurance expenses, as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during the first half of 2021.
Multifamily rental expense increased $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in repairs and maintenance and facilities services.
Mixed-use rental expense increased $2.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in hotel room expenses and general excise tax expenses at the hotel portion of our mixed-use property and in increase in repairs and maintenance at the retail portion of our mixed-use property. These increases are in line with increased tourism and higher hotel occupancy as travel restrictions to Hawaii have been relaxed.

Real Estate Taxes. Real estate taxes increased $1.8 million, or 19%, to $11.5 million for the three months ended September 30, 2022 compared to $9.6 million for the three months ended September 30, 2021. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$5,121	$5,057	$64	1	$4,813	$4,797	$16	—
Retail	3,647	1,980	1,667	84	3,647	1,980	1,667	84
Multifamily	1,804	1,744	60	3	1,804	1,744	60	3
Mixed-Use	905	863	42	5	905	863	42	5
	$11,477	$9,644	$1,833	19%	$11,169	$9,384	$1,785	19%
Office real estate taxes increased $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520.
Retail real estate taxes increased $1.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a one-time real estate tax refund received during the third quarter of 2021 for approximately $1.6 million at Alamo Quarry Market for the tax assessments for 2019 through 2020.
Multifamily real estate taxes increased $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due an increase in tax assessments for Hassalo on Eighth - Residential.
Property Operating Income
Property operating income increased $5.9 million, or 9%, to $71.1 million for the three months ended September 30, 2022, compared to $65.2 million for the three months ended September 30, 2021. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$38,699	$34,417	$4,282	12	$35,515	$32,726	$2,789	9
Retail	17,887	18,796	(909)	(5)	17,887	18,796	(909)	(5)
Multifamily	7,877	6,872	1,005	15	7,877	6,872	1,005	15
Mixed-Use	6,645	5,091	1,554	31	6,645	5,091	1,554	31
	$71,108	$65,176	$5,932	9%	$67,924	$63,485	$4,439	7%
Total office property operating income increased $4.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III, Bel-Spring 520, which had incremental property operating income of approximately $1.2 million during the period. The increase in total office property operating income is partially offset by a decrease at One Beach Street of approximately $0.4 million due to expiration of leases to allow for the modernization of the property. Same-store property operating income increased $2.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher cost recoveries and higher occupancy at La Jolla Commons and Torrey Reserve Campus, and higher annualized base rent at La Jolla Commons and The Landmark at One Market. Additionally, there was an increase in cost recoveries of $1.3 million and an increase of $1.2 million related to accelerated revenue recognition of tenant improvement overages due to the tenant vacating their space sooner than original lease terms.
Total retail property operating income decreased $0.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in real estate taxes of $1.7 million related to a one-time real estate tax refund of approximately $1.6 million at Alamo Quarry Market received during the third quarter of 2021 relating to the calendar years 2019 through 2020, and an increase in rental expenses of $0.4 million related to repairs and maintenance and facilities services. These decreases were partially offset by a $1.1 million increase in revenue related to new tenant leases, previous tenants on alternate rent reverting back to basic monthly rent and increase in cost recoveries as COVID-related rent concessions were provided during 2020 and 2021.
Total multifamily property operating income increased $1.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an overall increase in average monthly base rent of

$2,372 for the three months ended September 30, 2022 compared to $2,090 for the three months ended September 30, 2021. This increase in revenue was partially offset by an increase in rental expenses related to repairs and maintenance and facilities services.
Total mixed-use property operating income increased $1.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the return of tourism and related increase in hotel occupancy as travel to Hawaii has increased through 2022. This led to an increase in average occupancy and revenue per available room to 84.2% and $335, respectively, for the three months ended September 30, 2022, compared to 77.9% and $240, respectively, for three months ended September 30, 2021. This also led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property. These increases were offset by higher hotel room expenses and general excise tax expenses at the hotel portion of our mixed-use property and higher repairs and maintenance expenses at the retail portion of our mixed-use property during the period.
Other
General and Administrative. General and administrative expenses increased to $8.4 million for the three months ended September 30, 2022, compared to $6.8 million for the three months ended September 30, 2021. This increase was primarily due to an increase in stock-based compensation expense and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased to $31.7 million for the three months ended September 30, 2022, compared to $30.7 million for the three months ended September 30, 2021. This increase was primarily due to $0.5 million related to the recent acquisition of Bel-Spring 520. Additionally, there was higher depreciation and amortization at City Center Bellevue due to acceleration of depreciation on assets related to tenant vacating space during the current quarter. This increase was offset by a decrease at One Beach Street due to acceleration of certain assets during the first quarter of 2021 related to the modernization of the building and a decrease at Carmel Mountain Plaza due to acceleration of assets related to tenants vacating space during the third quarter of 2021.
Interest Expense. Interest expense decreased by $0.3 million, or 2%, to $14.5 million for the three months ended September 30, 2022, compared to $14.7 million for the three months ended September 30, 2021. This decrease was primarily due to an increase in capitalized interest related to our development projects, partially offset by an increase in interest expense related to our Term Loan A, which changed from an unhedged variable interest rate to a fixed interest rate at the beginning of 2022 as we entered into two interest rate swaps agreements to lock the rate against future fluctuations. Interest expense also increased due to the draw on our revolving line of credit and related amortization of loan fees.
Other (Expense) Income, Net. Other expense, net increased $0.1 million, or 246%, to other expense, net of $0.2 million for the three months ended September 30, 2022, compared to other expense, net of $0.1 million for the three months ended September 30, 2021 primarily due to the decrease in interest and investment income attributed to the lower yield on our average cash balance during the period and an increase in income tax for our taxable REIT subsidiary.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following summarizes our consolidated results of operations for the nine months ended September 30, 2022 compared to our consolidated results of operations for the nine months ended September 30, 2021.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2022	2021
Revenues
Rental income	$301,470	$262,573	$38,897	15%
Other property income	15,178	11,508	3,670	32
Total property revenues	316,648	274,081	42,567	16
Expenses
Rental expenses	78,436	61,916	16,520	27
Real estate taxes	34,193	31,610	2,583	8
Total property expenses	112,629	93,526	19,103	20
Total property income	204,019	180,555	23,464	13
General and administrative	(23,130)	(20,574)	(2,556)	12
Depreciation and amortization	(93,228)	(85,827)	(7,401)	9
Interest expense	(43,667)	(43,589)	(78)	—
Loss on early extinguishment of debt	—	(4,271)	4,271	100
Other (expense) income, net	(523)	(179)	(344)	192
Net income	43,471	26,115	17,356	66
Net income attributable to restricted shares	(464)	(417)	(47)	11
Net income attributable to unitholders in the Operating Partnership	(9,130)	(5,459)	(3,671)	67
Net income attributable to American Assets Trust, Inc. stockholders	$33,877	$20,239	$13,638	67%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $42.6 million, or 16%, to $316.6 million for the nine months ended September 30, 2022 compared to $274.1 million for the nine months ended September 30, 2021. The percentage leased was as follows for each segment as of September 30, 2022 and 2021:

	Percentage Leased(1)
	September 30,
	2022	2021
Office	90.7%	90.2%
Retail	92.2%	91.7%
Multifamily	93.0%	97.1%
Mixed-Use (2)	94.9%	86.6%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of September 30, 2022 or September 30, 2021, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $38.9 million, or 15%, to $301.5 million for the nine months ended September 30, 2022 compared to $262.6 million for the nine months ended September 30, 2021. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$149,689	$133,092	$16,597	12	$136,257	$130,681	$5,576	4
Retail	73,839	68,183	5,656	8	73,839	68,183	5,656	8
Multifamily	39,804	35,864	3,940	11	39,804	35,864	3,940	11
Mixed-Use	38,138	25,434	12,704	50	38,138	25,434	12,704	50
	$301,470	$262,573	$38,897	15%	$288,038	$260,162	$27,876	11%

(1)For this table and the tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Eastgate Office Park which was acquired on July 7, 2021; (iii) Corporate Campus East III which was acquired on September 10, 2021; (iv) Bel-Spring 520, which was acquired on March 8, 2022 and (v) land held for development.
Total office rental revenue increased $16.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the new acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520 which accounted for $10.6 million of the increase. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street of $0.3 million due to expiration of leases to allow for the modernization of the property. Same store office rental revenue increased by $5.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to higher annualized base rents at La Jolla Commons and higher occupancy at La Jolla Commons, First & Main and Torrey Reserve Campus. Additionally, there was an increase of $1.4 million related to cost recoveries at La Jolla Commons, First & Main and The Landmark at One Market and an increase of $1.1 million related to accelerated revenue recognition of tenant improvement overages due to the tenant vacating their space sooner than original lease terms.
Retail rental revenue increased $5.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to approximately $3.6 million for new tenant leases signed and tenants previously on alternate rent reverting back to basic monthly rent, including certain tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability of rent was determined to be no longer probable for certain tenants. Additionally, there was an increase in cost recoveries of $2.0 million as COVID-related rent concessions were provided during 2020 and 2021.
Multifamily revenue increased $3.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 93.4% and $2,294, respectively for the nine months ended September 30, 2022 compared to 90.6% and $2,149, respectively for the nine months ended September 30, 2021.
Mixed-use rental revenue increased $12.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase of $11.2 million related to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 78.6% and $286 for the nine months ended September 30, 2022, respectively, compared to 64.3% and $175 for the nine months ended September 30, 2021, respectively. Waikiki Beach Walk retail portion increased $1.5 million as tenants were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability of rent was determined to be no longer probable for certain tenants.

Other property income. Other property income increased $3.7 million, or 32%, to $15.2 million for the nine months ended September 30, 2022 compared to $11.5 million for the nine months ended September 30, 2021. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$3,723	$3,375	$348	10	$3,440	$3,030	$410	14
Retail	1,034	1,113	(79)	(7)	1,034	1,113	(79)	(7)
Multifamily	3,047	2,512	535	21	3,047	2,512	535	21
Mixed-Use	7,374	4,508	2,866	64	7,374	4,508	2,866	64
	$15,178	$11,508	$3,670	32%	$14,895	$11,163	$3,732	33%
Office other property income increased $0.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main, partially offset by lease termination and settlement fees received at One Beach and City Center Bellevue during 2021.
Retail other property income decreased $0.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the lease termination fees received at Alamo Quarry Market and Del Monte Center during 2021.
Multifamily other property income increased $0.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily to an increase in parking garage income at Hassalo on Eighth - Residential, an increase in meter income at Loma Palisades and Pacific Ridge Apartments and an increase in security deposits earned at Pacific Ridge Apartments.
Total mixed-use other property income increased $2.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in other room rental income and rent excise tax at the hotel portion and an increase in parking garage income and rent excise tax at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $19.1 million, or 20%, to $112.6 million for the nine months ended September 30, 2022, compared to $93.5 million for the nine months ended September 30, 2021. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $16.5 million, or 27%, to $78.4 million for the nine months ended September 30, 2022, compared to $61.9 million for the nine months ended September 30, 2021. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$26,581	$21,457	$5,124	24	$23,289	$20,427	$2,862	14
Retail	12,073	11,005	1,068	10	12,073	11,005	1,068	10
Multifamily	13,840	12,043	1,797	15	13,840	12,043	1,797	15
Mixed-Use	25,942	17,411	8,531	49	25,942	17,411	8,531	49
	$78,436	$61,916	$16,520	27%	$75,144	$60,886	$14,258	23%
Office rental expenses increased $5.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to $2.3 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Same-store office rental expenses increased $2.9 million due to an increase in repairs and maintenance services, utilities expenses, facility services and other operating expenses as the "stay-at home" orders issued by state and local governments related to the COVID-19 pandemic were relaxed in 2021 and our tenants' employees have started returning to the office in-person.

Retail rental expenses increased $1.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in repairs and maintenance, facilities services, utilities expenses insurance expenses and marketing expenses in the period, as restrictions on business operations from orders issued by state and local governments related to the COVID-19 pandemic were eased during the first half of 2021.
Multifamily rental expenses increased $1.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in utilities expenses, facilities services and repairs and maintenance, related to electrical, plumbing and painting services. Additionally, there was an increase in property-level personnel compensation expenses and insurance expenses.
Total mixed-use rental expenses increased $8.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in hotel room expenses, personnel expenses and excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Real Estate Taxes. Real estate tax expense increased $2.6 million, or 8%, to $34.2 million for the nine months ended September 30, 2022 compared to $31.6 million for the nine months ended September 30, 2021. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$15,363	$14,572	$791	5	$14,265	$14,197	$68	—
Retail	10,892	8,917	1,975	22	10,892	8,917	1,975	22
Multifamily	5,331	5,154	177	3	5,331	5,154	177	3
Mixed-Use	2,607	2,967	(360)	(12)	2,607	2,967	(360)	(12)
	$34,193	$31,610	$2,583	8%	$33,095	$31,235	$1,860	6%
Office real estate taxes increased $0.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520.
Retail real estate taxes increased $2.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a one-time real estate tax refund received during the third quarter of 2021 for approximately $1.6 million at Alamo Quarry Market for the tax assessments for 2019 through 2020. Additionally, there was a decrease in the overall tax bill of $0.4 million at Alamo Quarry Market for the year 2021
Multifamily real estate taxes increased $0.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in tax assessments for Hassalo on Eighth - Residential.
Mixed-use real estate taxes decreased $0.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which the Honolulu County reduced the tax burden for hotels for 2021 through 2022.

Property Operating Income
Property operating income increased $23.5 million, or 13%, to $204.0 million for the nine months ended September 30, 2022, compared to $180.6 million for the nine months ended September 30, 2021. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2022	2021			2022	2021
Office	$111,468	$100,438	$11,030	11	$102,143	$99,087	$3,056	3
Retail	51,908	49,374	2,534	5	51,908	49,374	2,534	5
Multifamily	23,680	21,179	2,501	12	23,680	21,179	2,501	12
Mixed-Use	16,963	9,564	7,399	77	16,963	9,564	7,399	77
	$204,019	$180,555	$23,464	13%	$194,694	$179,204	$15,490	9%
Total office property operating income increased $11.0 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III, and Bel-Spring 520, which had incremental property operating income of approximately $7.7 million during the period. The increase in total office property operating income is partially offset by the decrease at One Beach Street of $0.3 million due to expiration of leases to allow for the modernization of the property. Same-store property operating income increased $3.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher cost recoveries and higher occupancy at La Jolla Commons and Torrey Reserve Campus, and higher annualized base rent at La Jolla Commons and an increase of $1.1 million related to accelerated revenue recognition of tenant improvement overages due to the tenant vacating their space sooner than original lease terms.. These increases were partially offset by higher operating expenses our tenants' employees have started returning to the office in-person.
Total retail property operating income increased $2.5 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to approximately $3.6 million for new tenant leases signed and tenants previously on alternate rent reverting back to basic monthly rent, including certain tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability of rent was determined to be no longer probable. Additionally, there was an increase in cost recoveries of $2.0 million as COVID-related rent concessions were provided during 2020 and 2021. These increases were partially offset by higher real estate taxes related to a one-time real estate tax refund of approximately $1.6 million for Alamo Quarry Market received during the third quarter of 2021 relating to the calendar years 2019 through 2020, and an overall increase in rental expenses of $1.1 million related to repairs and maintenance and facilities services.
Total multifamily property operating income increased $2.5 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 93.4% and $2,294, respectively, for the nine months ended September 30, 2022 compared to 90.6% and $2,149, respectively for the nine months ended September 30, 2021. These increases were partially offset by higher utilities expenses and repairs and maintenance.
Total mixed-use property operating income increased $7.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase of $5.5 million related to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 78.6% and $286 for the nine months ended September 30, 2022, respectively, compared to 64.3% and $175 for the nine months ended September 30, 2021, respectively. Additionally, there was an increase of $1.9 million at the retail portion of our mixed-use property related to parking garage income and tenants who were changed to alternate rent or to cash basis of revenue recognition during 2020 and 2021 as the collectability of rent was determined to be no longer probable for certain tenants.
Other
General and Administrative. General and administrative expenses increased $2.6 million, or 12%, to $23.1 million for the nine months ended September 30, 2022, compared to $20.6 million for the nine months ended September 30, 2021. This increase was primarily due to stock-based compensation expense and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased $7.4 million, or 9%, to $93.2 million for the nine months ended September 30, 2022, compared to $85.8 million for the nine months ended September 30, 2021. This increase was primarily due to a $5.9 million increase related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Additionally, there was an increase in depreciation and amortization at The Landmark at One Market due to building and tenant improvements that were put into service in 2021 and an increase in depreciation at City Center Bellevue due to the acceleration of depreciation related to tenant vacating space in the current quarter. These increases were offset by lower depreciation and amortization at One Beach due to the modernization of the property and depreciation of assets, which was accelerated in 2021.
Interest Expense. Interest expense increased $0.1 million, or 0%, to $43.7 million for the nine months ended September 30, 2022 compared to $43.6 million for the nine months ended September 30, 2021. This increase was primarily due to the closing of our 3.375% Senior Notes offering on January 26, 2021. Additionally, an increase in interest expense related to our Term Loan A, which changed from an unhedged variable interest rate to a fixed interest rate at the beginning of 2022, as we entered into two interest rate swaps agreements to lock the rate against future fluctuation. These increases were offset by an increase in capitalized interest related to our development projects.
Loss on Early Extinguishment of Debt. Early extinguishment of debt expense decreased $4.3 million for the nine months ended September 30, 2022 due to the repayment of the Senior Guaranteed Notes, Series A, with make-whole payments thereon, on January 26, 2021.
Other (Expense) Income, Net. Other expense, net increased $0.3 million, or 192%, to other expense, net of $0.5 million for the nine months ended September 30, 2022, compared to other expense, net of $0.2 million for the nine months ended September 30, 2021 primarily due to the decrease in interest and investment income attributed to the lower yield on our average cash balance during the period and an increase in income tax for our taxable REIT subsidiary.
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

As of September 30, 2022, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2022, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders. The COVID-19 pandemic has temporarily impacted, and is expected to continue to temporarily impact some of our tenants' ability or willingness to remit rent payments due to the tenants' operations being affected by state and local stay-at-home orders.

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

On December 3, 2021, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended September 30, 2022, no shares of common stock were sold through the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of September 30, 2022, we held $63.4 million in cash and cash equivalents.
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
Cash Flows

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
Cash, cash equivalents, and restricted cash were $63.4 million and $173.6 million at September 30, 2022 and 2021, respectively.
Net cash provided by operating activities increased $11.3 million to $140.9 million for the nine months ended September 30, 2022 compared to $129.6 million for the nine months ended September 30, 2021. The increase in cash from operations was primarily due to the increase in rental revenue from the hotel portion of our mixed-use property, our recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520 and changes in operating assets and liabilities.
Net cash used in investing activities decreased $123.7 million to $139.6 million for the nine months ended September 30, 2022 compared to $263.3 million for the nine months ended September 30, 2021. The decrease in cash used was primarily due to our newest acquisition of Bel-Spring 520 on March 8, 2022, and increased capital expenditures at La Jolla Commons III and One Beach Street, compared to the cash used for the nine months ended September 30, 2021 related to our acquisitions of Eastgate Office Park and Corporate Campus East III.
Net cash used in financing activities increased $245.7 million to $77.4 million for the nine months ended September 30, 2022 compared to cash provided by financing activities of $168.3 million for the nine months ended September 30, 2021. The increase in cash used in financing activities was primarily due to quarterly dividends for 2022 and debt issuance costs related to our Third Amended and Restated Credit Facility. The cash provided by financing activities through the third quarter of 2021 was related to the issuance of the 3.375% Senior Notes on January 26, 2021, partially offset by the repayment of the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2022 and 2021 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating income	$71,108	$65,176	$204,019	$180,555
General and administrative	(8,376)	(6,827)	(23,130)	(20,574)
Depreciation and amortization	(31,729)	(30,680)	(93,228)	(85,827)
Interest expense	(14,454)	(14,722)	(43,667)	(43,589)
Loss on early extinguishment of debt	—	—	—	(4,271)
Other (expense) income, net	(180)	(52)	(523)	(179)
Net income	$16,369	$12,895	$43,471	$26,115

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
The following table sets forth a reconciliation of our FFO for the three and nine months ended September 30, 2022 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Funds from Operations (FFO)
Net income	$16,369	$43,471
Plus: Real estate depreciation and amortization	31,729	93,228
Funds from operations	48,098	136,699
Less: Nonforfeitable dividends on incentive restricted stock awards	(153)	(459)
FFO attributable to common stock and units	$47,945	$136,240
FFO per diluted share/unit	$0.63	$1.79
Weighted average number of common shares and units, diluted (1)	76,226,946	76,224,480
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

Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2022, we had $1.38 billion of fixed rate debt outstanding with an estimated fair value of $1.24 billion. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR or SOFR contracts. If interest rates at September 30, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $51.2 million. If interest rates at September 30, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $66.5 million. Additionally, we consider $250.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of September 30, 2022 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement.
Variable Interest Rate Debt
At September 30, 2022, we had $250.0 million of variable rate debt outstanding. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
Mortgage Interest Rate Risk
On July 25, 2022, we entered into an interest rate lock agreement with PNC Bank, National Association ("PNC"), in an original principal amount not to exceed $75 million and a fixed interest rate of 5.08%. In connection with the interest rate lock agreement, PNC hedged the fixed interest rate itself, which is intended to reduce the interest rate variability exposure of a prospective five-year non-recourse mortgage of our City Center Bellevue property, which closed on September 16, 2022, as described in the notes to the consolidated financial statements.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2022, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2022, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	October 28, 2022	Date:	October 28, 2022