Form 10-K
period 2022-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2023-02-10
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

American Assets Trust, Inc.	☐	Yes	☒	No
American Assets Trust, L.P.	☐	Yes	☒	No
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2022 was $1.560 billion.
The number of American Assets Trust, Inc.’s common shares outstanding on February 10, 2023 was 60,717,835.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to American Assets Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a REIT and is the sole general partner of the Operating Partnership. As of December 31, 2022, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

There are certain differences between American Assets Trust, Inc. and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between American Assets Trust, Inc. and the Operating Partnership in the context of how American Assets Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. American Assets Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, American Assets Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. American Assets Trust, Inc. itself does not hold any indebtedness. The Operating Partnership holds substantially all the assets of the company, directly or indirectly holds the ownership interests in the company's real estate ventures, conducts the operations of the business and is structured as a partnership with no publicly-traded equity. Except for net proceeds from public equity issuances by American Assets Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of operating partnership units.

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
FISCAL YEAR ENDED DECEMBER 31, 2022

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
•Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in California, Washington, Oregon, Texas and Hawaii, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.
•We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
•The continuing impacts of COVID-19 and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
•Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of COVID-19, which may reduce the demand for office space and cause a reduction of rental rates and property valuation at our office properties on a temporary and/or prolonged basis.
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

•Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays and other contingencies, particularly in light of the continuing impacts of COVID-19, any of which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock.
•Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets.
•Potential losses from earthquakes in California, Washington, Oregon and Hawaii may not be fully covered by insurance.
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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of December 31, 2022, our portfolio is comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2022, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii.
American Assets Trust, Inc. is a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2022. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from other owners and operators of commercial real estate and will enable us to take advantage of new acquisition and development opportunities, as well as growth opportunities within our portfolio:
•Irreplaceable Portfolio of High Quality Office, Retail and Multifamily Properties. We have acquired and developed a high quality portfolio of office, retail and multifamily properties located in affluent neighborhoods and sought-after business centers in San Diego, California, the San Francisco Bay Area, California, Bellevue, Washington; Portland, Oregon; San Antonio, Texas and Oahu, Hawaii. Many of our properties are located in in-fill locations where developable land is scarce or where we believe current zoning, environmental and entitlement regulations significantly restrict new development. We believe that the location of many of our properties will provide us an advantage in terms of generating higher internal revenue growth on a relative basis.
•Experienced and Committed Senior Management Team with Strong Sponsorship. The members of our senior management team have significant experience in all aspects of the commercial real estate industry.
•Properties Located in High-Barrier-to-Entry Markets with Strong Real Estate Fundamentals. Our core markets currently include Southern California, Northern California, Washington, Oregon and Hawaii, which we believe have attractive long-term real estate fundamentals driven by favorable supply and demand characteristics.
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
Human Capital
At December 31, 2022, we had 216 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in the ownership, operation, acquisition, and development of our high quality office, retail, multifamily and mixed-use properties and tenant relationships. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We also provide all employees with a wide range of professional development experiences, both formal and informal.
The safety and wellbeing of our employees is a paramount value for us, and the health and wellness of our employees is critical to our success. We provide our employees with access to a variety of flexible and convenient health and wellness programs designed to support their physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors. In response to COVID-19 and its variants, we implemented significant changes that we believe were and continue to be in the best interests of our employees and which comply with government orders in all the states and counties where we operate. These changes include a number of new health-related measures, such as vaccination mandates for all employees (subject to certain permitted exceptions), requirements to wear face-masks at our properties to the extent required by government regulations, increased hygiene, cleaning and sanitizing procedures at our properties, social-distancing at our properties and limiting in-person meetings and other gatherings.
Additionally, we provide competitive compensation and benefits. In addition to salaries, employees may be eligible to receive annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources.
We are committed to cultivating a diverse culture of inclusion that we believe makes a positive difference in our employees’ lives and we actively work to improve workplace diversity, equity and inclusion. As of December 31, 2022, our employees were:
•44% female; 56% male; and
•53% ethnically diverse (i.e., Asian, African American, Hispanic or Latino and other (Native Hawaiian/ Pacific Islander and two or more of the foregoing)).

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
Insurance
We carry comprehensive general liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy or standalone policy, in addition to other coverages, such as trademark, cyber and pollution coverage, that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including losses caused by riots or war. Some of our policies, like those covering losses due to terrorism, hail, flood, named storm and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all our properties except our property located in San Antonio, Texas are subject to an increased risk of earthquakes. While we carry earthquake insurance on all of our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may self-insure, reduce or discontinue casualty, earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds applicable policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future if the costs associated with property and casualty renewals become higher than anticipated or insurance carriers no longer offer certain coverage.
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
Segments
We operate in four business segments: office, retail, multifamily and mixed-use. Information related to our business segments for 2022, 2021 and 2020 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.

Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2022, 2021 or 2020. Google LLC at The Landmark at One Market accounted for approximately 12.7%, 13.6% and 14.1% of total office segment revenues for the years ended December 31, 2022, 2021 and 2020, respectively. LPL Holdings, Inc. at La Jolla Commons accounted for approximately 13.2%, 14.4% and 15.3% of total office segment revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Risks Related to Our Business and Operations
Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in California, Washington, Oregon, Texas and Hawaii, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.
Our properties are located in California, Washington, Oregon, Texas and Hawaii, and substantially all of our properties are concentrated in California, Washington, Oregon and Hawaii, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, changes in the local or global tourism industry, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as earthquakes, wildfires, tropical storms, hurricanes, tornadoes and other events). If there is a downturn in the economy in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail, mixed-use or multifamily properties. Our operations may also be affected if competing properties are built in any of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries. In addition, the State of California is regarded as more litigious, highly regulated and taxed than many other states, all of which may reduce demand for office, retail, mixed-use or multifamily space in California. Any adverse economic or real estate developments in the California, Washington, Oregon, Texas or Hawaii markets, or any decrease in demand for office, retail, multifamily or mixed-use space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
We may be adversely affected by trends in office real estate.
In 2022, approximately 54% of our net operating income was from our office properties. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of COVID-19. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, which may adversely affect our financial condition, results of operations and cash flow.
We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At February 10, 2023, we had total debt outstanding of $1.70 billion, excluding debt issuance costs, a portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2022, we also had a third amended and restated credit facility with a capacity of $500 million, consisting of a revolving line of credit of $400 million and an unsecured term loan of $100 million (Term Loan A). Additionally, on January 5, 2023, we amended and restated our term loan agreement (a separate facility from that described in the preceding sentence) to consist of unsecured term loans of $225 million (Term Loan B and Term Loan C). Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
As of December 31, 2022, the three largest tenants in our office portfolio - Google LLC, LPL Holdings, Inc. and Autodesk, Inc. - represented approximately 30.4% of the total annualized base rent in our office portfolio in the aggregate, and 13.5%, 10.1% and 6.8%, respectively, of the annualized base rent generated by our office properties. Google LLC is a subsidiary of Alphabet, Inc. and provides internet related products and services. LPL Holdings, Inc. is a subsidiary of LPL Financial Holdings, Inc. and provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions in the United States. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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

As of December 31, 2022, our largest anchor tenants were Lowe's, Sprouts Farmers Market and Nordstrom Rack, which together represented approximately 10.3% of our total annualized base rent of our retail portfolio in the aggregate, and 5.0%, 2.9% and 2.4%, respectively, of the annualized base rent generated by our retail properties.
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

As of December 31, 2022, leases representing 6.8% of the square footage and 9.9% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2023, and an additional 9.1% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
Our ability to grow will be limited if we cannot obtain additional capital.
If economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, including as a result of factors such as economic recessions causing volatility and disruption in the capital and credit markets and/or a high interest rate environment, we may need to obtain capital on less favorable terms than our current debt financings or may otherwise be unable to refinance our existing debt facilities on more favorable terms. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market's perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy, including the development and redevelopment of our assets, on satisfactory terms, or be unable to implement this strategy.
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
Our third amended and restated credit facility, the notes issued under our note purchase agreements and our amended and restated term loan agreement and our 3.375% senior notes due 2031 represent unsecured indebtedness. The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
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
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, inflation, high interest rate environments, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers (including Amazon.com) and other online businesses and the ongoing impact of COVID-19 and its variants. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline. We also might be susceptible to weakness in retail real estate as a result of trends relating to consumers preference to utilize e-commerce in lieu of in-person shopping experiences.
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
As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the California, Washington, Oregon, Texas and Hawaii real estate markets and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.
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
•general and local economic conditions that may affect demand for travel in general (including as it may relate to the ongoing impact of COVID-19);
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
In order to assist us in maintaining our qualification as a REIT, we have leased the Waikiki Beach Walk-Embassy Suites™ to WBW Hotel Lessee, LLC (a wholly owned subsidiary of our taxable REIT subsidiary), or the TRS Lessee, and engaged a third-party management company to operate our hotel. While we have some input into operating decisions for the hotel leased by our TRS Lessee and operated under a management agreement, we have less control than if we managed the hotel ourselves. Even if we believe that our hotel is not being operated efficiently, we may not have sufficient rights under the management agreement to enable us to force the management company to change its method of operation. We cannot assure you that the management company will successfully manage our hotel. A failure by the management company to successfully manage the hotel could lead to an increase in our operating expenses or a decrease in our revenue, or both, which could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to American Assets Trust, Inc.'s stockholders or American Assets Trust, L.P.'s unitholders.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS Lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $6.0 million based on operating performance through December 31, 2022. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders and unitholders.
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
We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities (including as they may relate to the ongoing impact of COVID-19):
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
Potential losses from earthquakes in California, Washington, Oregon and Hawaii may not be fully covered by insurance.
Many of the properties we currently own are located in California, Washington, Oregon and Hawaii, which are areas especially subject to earthquakes. While we carry earthquake insurance on all of our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of an earthquake, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, tornadoes, wildfires, and sea-level rise due to climate change, and other natural disasters. At December 31, 2022, 57% of the gross leaseable area of our portfolio is located in the State of California. Additionally, 14%, 13%, and 8% of the gross leaseable area of our portfolio is located in the States of Washington, Oregon and Texas, respectively, and we have a meaningful presence in Oahu, Hawaii. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and/or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.
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
In addition, periods of economic downturn or recession, inflation, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, Del Monte Center is currently undergoing the final stages of remediation of dry cleaning solvent contamination from a former onsite dry cleaner, which entails the long term ground monitoring by the appropriate regulatory agency over the next five to seven years. The prior owner of Del Monte Center entered into a fixed fee environmental services agreement in 1997 pursuant to which the remediation will be completed for approximately $3.5 million, with the remediation costs paid for through funds held in an escrow account funded by the prior owner. We expect that the funds in this escrow account will cover all remaining costs and expenses of the environmental remediation. However, if the Regional Water Quality Control Board - Central Coast Region were to require further work costing more than the remaining escrowed funds, we could be required to pay such overage although we may have a claim for such costs against the prior owner or our environmental remediation consultant. In addition to the foregoing, we possess Phase I Environmental Site Assessments for certain of the properties in our portfolio, these assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations or hazardous materials survey) and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, we may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
As of December 31, 2022, Mr. Rady and his affiliates owned approximately 15.5% of our outstanding common stock and 19.4% of our outstanding common units, which together represent an approximate 34.7% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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
In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2022, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 22.7% of our outstanding common units and approximately 20.9% of our outstanding common stock, which together represent an approximate 37.5% beneficial interest in our company on a fully diluted basis.
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
We own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's length basis.
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
COVID-19 and governmental or business restrictions intended to prevent its spread could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
The continuing impacts of COVID-19 and governmental or business restrictions intended to prevent its spread remain highly unpredictable and volatile and have had a significant adverse impact on economic and market conditions around the world during the last three years, including in the United States and specifically in the markets in which we own properties (including development projects). The severity and specific impacts of COVID-19 continue to evolve, including with respect to current and future variants of COVID-19. There is considerable uncertainty regarding, among other things, (i) the extent to which COVID-19 and its variants will continue to spread, (ii) the extent and duration of governmental or business measures aimed to contain the virus, such as instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on business operations and/or construction projects (including, for some types of business operations and construction projects, possible required shut-downs) and (iii) whether any such measures that have been lifted will be reinstated, or whether more restrictive measures will be imposed. As a result, we may not be able to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance we have previously seen a material reduction in rent collections from certain tenants, particularly retail tenants, as a result of such measures. There can be no assurance as to how long any restrictions intended to prevent the spread of COVID-19 may remain in place in the states and cities where we own properties. If any such restrictions remain in place for an extended period of time, we may experience further reductions in rents from our tenants.
During 2022, we continued to provide lease concessions to certain tenants, primarily within the retail segment, in the form of rent abatements in recognition of the adverse impact that COVID-19 has had on them. As of December 31, 2022, we have entered into lease modifications that resulted in COVID-19-related adjustments (including rent abatements and other monetary lease concessions) for approximately 1% of the rent originally contracted for the year ended December 31, 2022. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who may request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. In addition, we are and will continue to be actively engaged in discussions with certain tenants regarding the adverse impacts of COVID-19 and related governmental restrictions on their businesses, and may afford certain additional accommodations to such tenants.
The ongoing impacts of COVID-19, including future mutations and related variants of the virus, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

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
•increased working from home as a result of COVID-19, which may decrease demand for office space causing market rental rates and property values to be negatively impacted;
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
•our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by COVID-19 and are not willing, available or allowed to conduct work;
•certain of our tenants filing for bankruptcy due to financial hardships they suffered as a result of COVID-19; and
•our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed to the extent necessary due to the unpredictable impacts of COVID-19.
The continuing, unpredictable development of the impacts of COVID-19, restrictions intended to prevent its spread, and the volatile financial, economic and capital markets environment present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders and could also have a material adverse effect on the market value of our securities.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our Portfolio
As of December 31, 2022, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2022, we owned land at three of our properties that we classified as held for development or construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent Per Leased Square Foot
OFFICE PROPERTIES
La Jolla Commons	San Diego, CA	2008/2014	2	724,648	99.0%	$44,541,508	$62.09
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016/2021	14	547,035	95.2	24,544,722	47.13
Torrey Point	San Diego, CA	2017	2	93,264	96.8	5,426,536	60.11
Solana Beach Corporate Centre	Solana Beach, CA	1982/2005	4	224,009	85.1	7,887,387	41.38
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	422,426	100.0	39,562,897	93.66
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	100,270	—	—	—
First & Main	Portland, OR	2010	1	360,314	95.0	10,984,368	32.09
Lloyd Portfolio	Portland, OR	1940-2015	3	547,864	89.5	16,684,740	34.03
City Center Bellevue	Bellevue, WA	1987	1	496,357	89.7	24,963,482	56.07
Eastgate Office Park	Bellevue, WA	1985	4	281,204	64.7	7,284,888	40.04
Corporate Campus East III	Bellevue, WA	1986	4	159,578	85.0	5,818,665	42.90
Bel-Spring 520	Bellevue, WA	1983	2	93,295	69.4	2,571,405	39.71
Subtotal / Weighted Average Office Portfolio (3)			39	4,050,264	88.9%	$190,270,598	$52.84

RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	87.6%	$3,667,449	$53.61
Carmel Mountain Plaza (4)	San Diego, CA	1994/2014	15	528,416	99.3	13,318,240	25.38
South Bay Marketplace (4)	San Diego, CA	1997	9	132,877	100.0	2,499,291	18.81
Gateway Marketplace	San Diego, CA	1997/2016	3	127,861	100.0	2,663,055	20.83
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	208,297	97.7	6,329,685	31.10
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,651	96.2	6,554,948	27.63
Del Monte Center (4)	Monterey, CA	1967/1984/2006	16	673,155	82.3	9,253,568	16.70
Geary Marketplace	Walnut Creek, CA	2012	3	35,159	95.6	1,221,287	36.33
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	77.7	1,032,073	113.81
Waikele Center	Waipahu, HI	1993/2008	9	418,047	100.0	12,298,465	29.42
Alamo Quarry Market (4)	San Antonio, TX	1997/1999	16	588,148	94.1	14,418,643	26.05
Hassalo on Eighth - Retail (5)	Portland, OR	2015	3	44,236	65.5	943,261	32.55
Subtotal / Weighted Average Retail Portfolio (1)			107	3,092,616	93.5%	$74,199,965	$25.66
Total / Weighted Average Retail and Office Portfolio (1)			146	7,142,880	90.9%	$264,470,563	$40.73
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail	Honolulu, HI	2006	3	93,925	93.8%	$8,785,614	$99.72

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014/2020	2	369	76.9%	$367.97	$282.99

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001 - 2008/2021	80	548	94.3%	$16,734,228	$2,699
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	91.3	4,539,336	2,590
Mariner’s Point	Imperial Beach, CA	1986	8	88	94.3	2,202,696	2,212
Santa Fe Park RV Resort (6)	San Diego, CA	1971/2007-2008	1	124	96.0	2,043,288	1,430
Pacific Ridge Apartments	San Diego, CA	2013	3	533	88.6	20,721,768	3,657
Hassalo on Eighth - Multifamily (5)	Portland, OR	2015	3	657	91.3	11,482,272	1,595
Total / Weighted Average Multifamily			121	2,110	91.8%	$57,723,588	$2,483

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) under commenced leases for the month ended December 31, 2022 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. The foregoing notwithstanding:
a.The annualized base rent for La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $33,834,361 to our estimate of annual triple net operating expenses of $10,707,147 for an estimated annualized base rent on a modified gross lease basis of $44,541,508 for La Jolla Commons.
b.The annualized base rent for Eastgate Office Park has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $5,221,371 to our estimate of annual triple net operating expenses of $2,063,517 for an estimated annualized base rent on a modified gross lease basis of $7,284,888 for Eastgate Office Park.
c.The annualized base rent for Corporate Campus East III has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $4,286,679 to our estimate of annual triple net operating expenses of $1,531,986 for an estimated annualized base rent on a modified gross lease basis of $5,818,665 for Corporate Campus East III.
d.The annualized base rent for Bel-Spring 520 has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $1,970,275 to our estimate of annual triple net operating expenses of $601,131 for an estimated annualized base rent on a modified gross lease basis of $2,571,406 for Bel-Spring 520.
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
(3)Lease data for signed but not commenced leases as of December 31, 2022 is in the following table:

	Leased Square Feet		Annualized Base	Pro Forma Annualized
	Under Signed But	Annualized	Rent per	Base Rent per
	Not Commenced Leases (a)	Base Rent (b)	Leased Square Foot (b)	Leased Square Foot (c)
Office Portfolio	$84,437	$4,498,255	$53.27	$54.09
Retail Portfolio	47,335	1,577,101	$33.32	$26.21
Total Retail and Office Portfolio	$131,772	$6,075,356	$46.11	$41.67

(a)    Office portfolio leases signed but not commenced of 27,753, 39,266 and 17,418 square feet are expected to commence during the first, second and third quarters of 2023, respectively. Retail portfolio leases signed but not commenced of 4,264, 11,300, 11,350, 19,433 and 988 square feet are expected to commence during the first, second, third and fourth quarters of 2023 and the fourth quarter of 2024, respectively.
(b)     Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for signed but not commenced leases as of December 31, 2022 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage for signed by not commenced leases.
(c)     Pro forma annualized base rent is calculated by dividing annualized base rent for commenced leases and for signed but not commenced leases as of December 31, 2022, by square footage under lease as of December 31, 2022.
(4)Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases (a)	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$763,098
South Bay Marketplace	1	2,824	$114,552
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	3	20,694	$410,151
 (a)    2,912 square feet of the ground leases at Carmel Mountain Plaza expire during the third quarter of 2023, with no extension options as of December 31, 2022
(5)The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.

(6)The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 120 RV spaces and four apartments.
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
•Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2022, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2022. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2022, divided by total units available, expressed as a percentage.
•Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2022, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2022. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2022 for our retail and office portfolio equaled approximately $8.4 million for the year ended December 31, 2022. Total abatements for leases in effect as of December 31, 2022 for our mixed-use portfolio equaled approximately $1.2 million for the year ended December 31, 2022. Total abatements for leases in effect as of December 31, 2022 for our multifamily portfolio equaled approximately $0.5 million for the year ended December 31, 2022.
•Units represent the total number of units available for sale or rent at December 31, 2022.
•Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2022, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2022, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2022 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
•Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2022.

Tenant Diversification
At December 31, 2022, our operating portfolio had approximately 834 leases with office and retail tenants, of which 10 expired on December 31, 2022 and there were 22 that had not yet commenced as of such date. Our residential properties had 1,818 leases with residential tenants at December 31, 2022, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 60 leases with retailers. Only one tenant or affiliated group of tenants accounted for more than 9.4% of our annualized base rent as of December 31, 2022 for our office, retail and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined office, retail and retail portion of our mixed-use property portfolios as of December 31, 2022.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
Google LLC	The Landmark at One Market	12/31/2029	253,198	3.5%	$25,651,314	9.4%
LPL Holdings, Inc.	La Jolla Commons	4/30/2029	421,001	5.8	19,305,775	7.1
Autodesk, Inc.	The Landmark at One Market	12/31/2023 12/31/2027	138,615	1.9	12,965,599	4.7
Smartsheet, Inc.	City Center Bellevue	12/31/2026 4/30/2029	123,041	1.7	6,830,332	2.5
Illumina, Inc.	La Jolla Commons	10/31/2027	73,176	1.0	4,609,212	1.7
VMware, Inc	City Center Bellevue	3/31/2028	75,000	1.0	4,447,886	1.6
Lowe's	Waikele Center	5/31/2028	155,000	2.1	3,720,000	1.4
Clearesult Operating, LLC	First & Main	4/30/2025	101,848	1.4	3,382,042	1.2
Industrious	City Center Bellevue	4/30/2033 3/31/2034	55,256	0.8	3,111,931	1.1
State of Oregon: Department of Environmental Quality	Lloyd District Portfolio	10/31/2031	87,787	1.2	2,935,024	1.1
Top technology tenant (2)	La Jolla Commons	8/31/2030	47,826	0.7	2,737,440	1.0
Genentech, Inc	Lloyd District Portfolio	10/31/2026	66,852	0.9	2,337,632	0.9
MEI Pharma, Inc.	Torrey Reserve Campus	11/30/2029	45,088	0.6	2,266,536	0.8
Internal Revenue Service	First & Main	8/31/2030	63,648	0.9	2,189,700	0.8
Sprouts Farmers Market	Solana Beach Towne Centre, Carmel Mountain Plaza, Geary Marketplace	6/30/2024 3/31/2025 9/30/2032	71,431	1.0	2,121,187	0.8
California Bank & Trust	Torrey Reserve Campus	2/28/2024	34,731	0.5	2,034,559	0.7
WeWork	Lloyd District Portfolio	1/31/2032	55,395	0.8	1,998,131	0.7
Veterans Benefits Administration	First & Main	8/31/2030	74,885	1.0	1,997,006	0.7
Perkins Coie, LLP	Torrey Reserve Campus	12/31/2028	36,980	0.5	1,915,389	0.7
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2027 10/31/2027	69,047	1.0	1,804,269	0.7
Troutman Sanders, LLP	Torrey Reserve Campus First & Main	3/31/2025 4/30/2025	33,812	0.5	1,798,680	0.7
Marshalls	Solana Beach Towne Centre, Carmel Mountain Plaza	1/31/2025 1/31/2029	68,055	0.9	1,728,228	0.6
Banner Corporation	Corporate Campus East III	10/31/2027	46,572	0.6	1,583,448	0.6
Pillsbury Winthrop Shaw Pittman, LLP	Torrey Reserve Campus	11/30/2033	26,152	0.4	1,474,973	0.5
Cisco Systems, Inc.	City Center Bellevue	2/28/2023	25,689	0.4	1,426,234	0.5
TOTAL			2,250,085	31.1%	$116,372,527	42.5%

(1)Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2022 for the applicable lease(s) by (ii) 12.
(2)Name withheld at tenant's request.

Geographic Diversification
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2022. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	10	2,911,156	40.2%
Northern California	4	1,231,010	17.0
Washington	4	1,030,434	14.2
Oregon	3	952,414	13.2
Texas	1	588,148	8.1
Hawaii (2)	3	523,643	7.2
Total	25	7,236,805	100.0%

(1)Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2022 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Office	12	$145,913	54.0%
Retail	12	70,606	26.1
Mixed-Use	1	31,883	11.8
Multifamily	6	21,813	8.1
Total	31	$270,215	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2022, plus available space, for each of the ten calendar years beginning January 1, 2023 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space excludes the space from 13 leases that terminated on December 31, 2022. In 2023, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	655,974	9.1%	$—	—%	$—
Month to Month	81,211	1.1	918,795	0.4	11.31
2023	495,608	6.8	25,605,784	9.9	51.67
2024	774,422	10.7	28,504,521	11.0	36.81
2025	648,046	9.0	23,516,747	9.1	36.29
2026	641,173	8.9	25,381,358	9.8	39.59
2027	831,859	11.5	33,430,534	12.9	40.19
2028	961,495	13.3	26,153,158	10.1	27.20
2029	1,063,288	14.7	58,172,606	22.5	54.71
2030	285,949	4.0	12,089,145	4.7	42.28
2031	279,759	3.9	10,462,653	4.0	37.40
2032	207,678	2.9	6,397,112	2.5	30.80
Thereafter	173,197	2.4	7,719,987	3.0	44.57
Signed Leases Not Commenced	137,146	1.9	—	—	—
Total:	7,236,805	100.0%	$258,352,400	100.0%	$35.70

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2022 for the leases expiring during the applicable period, by 12.
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

PART II
ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
American Assets Trust, Inc. Market Information and Holders
Shares of American Assets Trust, Inc.'s common stock are listed on the NYSE under the symbol “AAT”. On February 3, 2023, we had 78 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. As of February 3, 2023, we had 20 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
Distribution Policy
We pay and intend to continue to pay regular quarterly dividends to holders of our common stock and distributions to unitholders of our Operating Partnership and to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. Dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deems relevant.
Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2022.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, S&P 600 Real Estate Index from December 31, 2017 through December 31, 2022. We changed our industry index comparison to be consistent with the index comparison in our long-term equity incentive awards and also due to the change in our overall portfolio with the acquisition, development and redevelopment of multiple office projects. Our previous industry peer group was Dow Jones Equity All REIT Index, since the SNL US REIT Equity Index was retired in August 2021. The stock price performance graph assumes that an investor invested $100 in each of American Assets Trust, Inc. and these indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of American Assets Trust, Inc. shares of common stock.

Total Return Performance
250
200
150
100
50
0
Index Value
American Assets Trust, Inc.
S&P 500 Index
S&P 600 Real Estate Index
Dow Jones Equity All REIT Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

ITEM 6.[RESERVED]

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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas, and Hawaii. As of December 31, 2022, our portfolio was comprised of twelve office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2022, we owned land at three of our properties that we classified as held for development or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue; Washington; Portland, Oregon, and Oahu, Hawaii. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2022. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following: growth in our same-store portfolio, growth in our portfolio from property development and redevelopments and expansion of our portfolio through property acquisitions. Our properties are located in some of the nation's most dynamic, high-barrier-to-entry markets primarily in Southern California, Northern California, Washington, Oregon and Hawaii, which we believe allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities.

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

COVID-19

We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including how it has impacted and may in the future impact our tenants and business partners. We are unable to predict the future impact that COVID-19 will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the impacts of COVID-19 (including future mutations of the COVID-19 virus), the ongoing governmental, business and individual actions taken to stop the spread of COVID-19 or to mitigate its impact, the availability and adoption of COVID-19 vaccines and the direct and indirect economic effects of the virus and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of COVID-19 continues to rapidly evolve. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have at various points in time, reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders or “shelter in place” rules, social distancing measures, and restrictions on business operations and/or construction projects (including, required shut-downs in some instances), and, even if such measures have been lifted, we cannot predict whether they will be reinstated or whether more restrictive measures may be imposed. It is unclear how customers’ concerns about COVID-19 transmission and sensitivities to the transmission of other diseases will impact their willingness to visit certain of our tenants' businesses. As a result, COVID-19 has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our tenants operate, and may continue to do so. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners in the future; however, any material effect on these parties could adversely impact us.

We believe our financial condition and liquidity are currently strong. Although there is uncertainty related to COVID-19’s impact on our future results, we believe our efficient business model and steps we have taken to strengthen our balance sheet will continue to allow us to manage our business through this evolving crisis. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our tenants, vendors, and other third-party relationships, and developing new opportunities for growth. Due to the constantly changing nature of COVID-19, we cannot reasonably estimate with any degree of certainty the future impacts it may have on our results of operations, financial position, and liquidity.

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

Below is a summary of our same-store composition for the years ended December 31, 2022, 2021 and 2020. For the year ended December 31, 2022, when compared to the designations for the year ended December 31, 2021, Waikiki Beach Walk-Retail and Embassy Suites™ Hotel is reclassified to same-store due to significant spalling repair activity impacting the hotel portion of the property's operations, which was completed on September 30, 2020. Eastgate Office Park is classified as non-same-store, as it was acquired on July 7, 2021. Corporate Campus East III is classified as non-same-store, as it was acquired on September 10, 2021. Bel-Spring 520 is classified as non-same-store, as it was acquired on March 8, 2022.

For the year ended December 31, 2021, when compared to the designations for the year ended December 31, 2020, Waikele Center was reclassified to same-store as there is currently no redevelopment activity on the property. La Jolla Commons was classified as same-store, as it was acquired on June 20, 2019. Eastgate Office Park is classified as non-same-store, as it was acquired on July 7, 2021. Corporate Campus East III is classified as non-same-store, as it was acquired on September 10, 2021.

	December 31,
	2022	2021	2020
Same-Store	27	26	24
Non-Same Store	4	4	4
Total Properties	31	30	28

Redevelopment Same-Store	28	27	26

Total Development Properties	3	3	3

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Office Leases. Our office portfolio included twelve properties with a total of approximately 4.1 million rentable square feet available for lease as of December 31, 2022. As of December 31, 2022, these properties were 88.9% leased. For the year ended December 31, 2022, the office segment contributed 48.1% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2022, we signed 64 office leases for 475,401 square feet with an average rent of $60.16 per square foot during the initial year of the lease term. Of the leases, 43 represent comparable leases where there was a prior tenant, with an increase of 17.1% in cash basis rent and an increase of 21.7% in straight-line rent compared to the prior leases.
Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2022. As of December 31, 2022, these properties were 93.5% leased. For the year ended December 31, 2022, the retail segment contributed 23.9%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected as rental income in the statements of operations.
During the year ended December 31, 2022, we signed 91 retail leases for 390,425 square feet with an average rent of $32.96 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 69 represent comparable leases where there was a prior tenant, with an increase of 5.1% in cash basis rent and an increase of 17.2% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,110 units (including 120 RV spaces) available for lease as of December 31, 2022. As of December 31, 2022, these properties were 91.8% leased. For the year ended December 31, 2022, the multifamily segment contributed 13.8% of our total revenue. Our multifamily leases, other than at our RV resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2022 was $2,483, compared to $2,201 at December 31, 2021.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 94,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2022, the retail portion of the property was 93.8% leased, and for the year ended December 31, 2022, the hotel had an average occupancy of 76.9%. For the year ended December 31, 2022, the mixed-use segment contributed 14.2%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. Furthermore, we believe the locations of our properties and diversified portfolio will mitigate some of the potentially negative impact of the current economic environment. In the short-term, however, due to COVID-19, we have seen a meaningful negative impact on certain of our tenants' operations and ability to pay rent, primarily in the retail sector; and any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, including as a result of COVID-19, will adversely affect our financial condition and results of operations.

During the twelve months ended December 31, 2022, we signed 64 office leases for a total of 475,401 square feet of office space including 352,925 square feet of comparable space leases, at an average rental rate increase of 17.1% on a cash basis and an average rental increase of 21.7% on a straight-line basis. New office leases for comparable spaces were signed for 45,842 square feet at an average rental rate increase of 22.5% on a cash basis and an average rental rate increase of 44.3% on a straight-line basis. Renewals for comparable office spaces were signed for 307,083 square feet at an average rental rate increase of 16.4% on a cash basis and increase of 18.9% on a straight-line basis. Tenant improvements and incentives were $55.06 per square foot of office space for comparable new leases for the twelve months ended December 31, 2022. There were $11.39 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2022.

During the twelve months ended December 31, 2022, we signed 91 retail leases for a total of 390,425 square feet of retail space including 319,660 square feet of comparable space leases, at an average rental rate increase of 5.1% on a cash basis and an average rental increase of 17.2% on a straight-line basis. New retail leases for comparable spaces were signed for 14,511 square feet at an average rental rate increase of 16.0% on a cash basis and an average rental rate increase of 701.9% (due to the modification of prior tenants' rent to cash-basis, which precluded straight-line rent for comparison) on a straight-line basis. Renewals for comparable retail spaces were signed for 305,149 square feet at an average rental rate increase of 4.5% on a cash basis and an increase of 9.3% on a straight-line basis. Tenant improvements and incentives were $32.87 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2022. There were $3.18 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2022.

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

The leases signed in 2022 will typically become effective in 2023, though some may not become effective until 2024. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic trends, including the continued impact of COVID-19 on tenant's businesses and changes in tenants' payment patterns, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement when evaluating the adequacy of the allowance for doubtful accounts. If our assessment of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

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

Since the onset of COVID-19 in 2020, we have provided lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements in recognition of the adverse impact that COVID-19 had on such tenants, although the concessions provided during the year ended December 31, 2022 were immaterial to us. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842").
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $73.3 million and $53.3 million for the years ended December 31, 2022 and 2021, respectively.

We capitalized external and internal costs related to other property improvements combined of $43.3 million and $40.2 million for the years ended December 31, 2022 and 2021, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $5.8 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.

Segment capital expenditures for the years ended December 31, 2022 and 2021 are as follows (dollars in thousands):

	Year Ended December 31, 2022

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$20,717	$8,558	$29,275	$20,502	$52,666	$102,443
Retail Portfolio	6,631	5,527	12,158	19	—	12,177
Multifamily Portfolio	—	4,801	4,801	88	—	4,889
Mixed-Use Portfolio	350	1,296	1,646	—	—	1,646
Total	$27,698	$20,182	$47,880	$20,609	$52,666	$121,155

	Year Ended December 31, 2021

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$38,309	$11,334	$49,643	$16,486	$26,987	$93,116
Retail Portfolio	5,506	1,705	7,211	21	—	7,232
Multifamily Portfolio	9	5,702	5,711	130	—	5,841
Mixed-Use Portfolio	274	1,267	1,541	—	—	1,541
Total	$44,098	$20,008	$64,106	$16,637	$26,987	$107,730

The decrease in tenant improvements and leasing commissions for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to tenant buildouts at The Landmark at One Market and First & Main completed in the year ended December 31, 2021, partially offset by new tenant buildouts at Torrey Reserve Campus, Carmel Mountain Plaza and Corporate Campus East III during the year ended December 31, 2022.
The increase in new development expenditures for the year ended December 31, 2022 compared to the year ended December 21, 2021 was primarily related to costs incurred for the development of Tower 3 at La Jolla Commons. The increase in redevelopment expenditures for the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily related to the modernization costs of One Beach Street.
Our capital expenditures during the year ending December 31, 2023 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in the year ending December 31, 2023 to decrease from the year ending December 31, 2022 as we near completion of development activities at La Jolla Commons and renovations at One Beach Street.
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
No impairment charges were recorded for the years ended December 31, 2022, 2021 or 2020.

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
Property Acquisitions and Dispositions
2022 Acquisitions and Dispositions
On March 8, 2022, we acquired Bel-Spring 520, consisting of an approximately 93,000 square feet, multi-tenant office campus in Bellevue, Washington. The purchase price was approximately $45.5 million, less seller credits of approximately $0.1 million of future rent abatement, approximately $0.6 million of contractual tenant improvements and closing costs of approximately $0.1 million.
The property was acquired with cash on hand.
During 2022, there were no dispositions.
2021 Acquisitions and Dispositions
On July 7, 2021, we acquired Eastgate Office Park, consisting of an approximately 280,000 square feet, multi-tenant office campus in Bellevue, Washington. The purchase price was approximately $125 million, excluding closing costs of approximately $0.2 million.
On September 10, 2021, we acquired Corporate Campus East III in Bellevue, Washington, consisting of an approximately 161,000 square feet, multi-tenant office campus. The purchase price was approximately $84 million, less seller credits of approximately $1.1 million of future rent abatement approximately $2.1 million of contractual tenant improvements and closing costs of approximately $0.1 million.
The properties were acquired with cash on hand.
During the year ended December 31, 2021, there were no dispositions.
2020 Acquisitions and Dispositions
During the year ended December 31, 2020, there were no acquisitions or dispositions.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
For our discussion related to the results of operations and liquidity and capital resources for the year ended December 31, 2021 compared to the year ended December 31, 2020 please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2021 Form 10-K, filed with the Securities and Exchange Commission on February 11, 2022.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
The following summarizes our consolidated results of operations for the year ended December 31, 2022 compared to our consolidated results of operations for the year ended December 31, 2021. As of December 31, 2022, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2022, we owned land at three of our properties that we classified as held for development or construction in progress. As of December 31, 2021, our operating portfolio was comprised of 30 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.1 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2021, we owned land at three of our properties that we classified as held for development or construction in progress.

The following table sets forth selected data from our consolidated statements of comprehensive income for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	Change	%
Revenues
Rental income	$402,507	$360,208	$42,299	12%
Other property income	20,141	15,620	4,521	29
Total property revenues	422,648	375,828	46,820	12
Expenses
Rental expenses	107,645	86,980	20,665	24
Real estate taxes	44,788	42,794	1,994	5
Total property expenses	152,433	129,774	22,659	17
Net operating income	270,215	246,054	24,161	10
General and administrative	(32,143)	(29,879)	(2,264)	8
Depreciation and amortization	(123,338)	(116,306)	(7,032)	6
Interest expense	(58,232)	(58,587)	355	(1)
Loss on early extinguishment of debt	—	(4,271)	4,271	100%
Other income (expense), net	(625)	(418)	(207)	50
Net income	55,877	36,593	19,284	53
Net income attributable to restricted shares	(648)	(564)	(84)	15
Net income attributable to unitholders in the Operating Partnership	(11,723)	(7,653)	(4,070)	53
Net income attributable to American Assets Trust, Inc. stockholders	$43,506	$28,376	$15,130	53%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $46.8 million, or 12%, to $422.6 million for the year ended December 31, 2022, compared to $375.8 million for the year ended December 31, 2021. The percentage leased was as follows for each segment as of December 31, 2022 and 2021:

	Percentage Leased (1) Year Ended December 31,
	2022	2021
Office	88.9%	90.4%
Retail	93.5%	92.6%
Multifamily	91.8%	96.0%
Mixed-Use (2)	93.8%	89.6%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2022 or December 31, 2021, as applicable.
(2)    Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $42.3 million, or 12%, to $402.5 million for the year ended December 31, 2022, compared to $360.2 million for the year ended December 31, 2021. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2022	2021	Change	%	2022	2021	Change	%
Office	$198,197	$181,916	$16,281	9%	$180,257	$175,296	$4,961	3%
Retail	99,585	93,249	6,336	7	99,585	93,249	6,336	7
Multifamily	54,075	48,896	5,179	11	54,075	48,896	5,179	11
Mixed-Use	50,650	36,147	14,503	40	50,650	36,147	14,503	40
	$402,507	$360,208	$42,299	12%	$384,567	$353,588	$30,979	9%

(1)For this table and tables following, the same-store portfolio excludes (i) One Beach Street, due to significant redevelopment activity; (ii) Eastgate Office Park which was acquired on July 7, 2021; (iii) Corporate Campus East III which was acquired on September 10, 2021; (iv) Bel-Spring 520 which was acquired on March 8, 2022; (v) the 710 building at Lloyd District Portfolio which was placed into operations on November 1, 2022, approximately one year after completing renovations of the building and (vi) land held for development.
Total office rental revenue increased $16.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the new acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520 which accounted for $11 million of the increase. The increase in total office rental revenue is partially offset by the decrease in rental revenue at One Beach Street of $0.3 million due to expiration of leases to allow for the modernization of the property. Same-store office rental revenue increased $5.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher annualized base rents at La Jolla Commons and Landmark at One Market and higher occupancy at La Jolla Commons and Torrey Reserve Campus. Additionally, there was an increase of $1.7 million related to cost recoveries at La Jolla Commons, First & Main and The Landmark at One Market and an increase of $1 million related to accelerated revenue recognition of tenant improvement overages due to tenants vacating their space sooner than original lease terms.
Total retail rental revenue increased $6.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to approximately $4.2 million for new tenant leases signed and tenants previously on alternate rent reverting back to basic monthly rent. This includes certain tenants who were changed to alternate rent or to cash basis of revenue recognition during the years ended December 31, 2020 and 2021 as collectability of rent was determined to be no longer probable. Additionally, there was an increase in cost recoveries of approximately $2.1 million as COVID-related rent concessions were provided during the years ended December 31, 2020 and 2021.
Multifamily rental revenue increased $5.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 92.9% and $2,349, respectively, for the year ended December 31, 2022, compared to 92.1% and $2,160, respectively, for the year ended December 31, 2021.
Mixed-use rental revenue increased $14.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase of $13.2 million related to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19-related travel restrictions, which led to an increase in average occupancy and revenue per available room to 76.9% and $283 for the year ended December 31, 2022, respectively, compared to 66.4% and $185 for the year ended December 31, 2021, respectively. Waikiki Beach Walk retail portion increased $1.3 million as tenants were changed to alternate rent or to cash basis of revenue recognition during the years ended December 31, 2020 and 2021 as collectability of rent was determined to be no longer probable for certain tenants.

Other property income. Other property income increased $4.5 million, or 29%, to $20.1 million for the year ended December 31, 2022, compared to $15.6 million for the year ended December 31, 2021. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2022	2021	Change	%	2022	2021	Change	%
Office	$5,194	$4,450	$744	17%	$4,836	$4,040	$796	20%
Retail	1,327	1,413	(86)	(6)	1,327	1,413	(86)	(6)
Multifamily	4,064	3,419	645	19	4,064	3,419	645	19
Mixed-Use	9,556	6,338	3,218	51	9,556	6,338	3,218	51
	$20,141	$15,620	$4,521	29%	$19,783	$15,210	$4,573	30%
Same-store office other property income increased $0.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main, partially offset by lease termination and settlement amounts received at One Beach and City Center Bellevue during the year ended December 31, 2021.
Retail other property income decreased $0.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the lease termination fees received at Carmel Mountain Plaza and Del Monte Center during the year ended December 31, 2021.
Multifamily other property income increased $0.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily to an increase in parking garage income at Hassalo on Eighth - Residential, an increase in meter income at Loma Palisades and Pacific Ridge Apartments, and an increase in security deposits applied at Pacific Ridge Apartments.
Mixed-use other property income increased $3.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in other room rental income and rent excise tax at the hotel portion of our mixed-use property and an increase in parking garage income and rent excise tax at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $22.7 million, or 17%, to $152.4 million for the year ended December 31, 2022, compared to $129.8 million for the year ended December 31, 2021. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $20.7 million, or 24%, to $107.6 million for the year ended December 31, 2022, compared to $87.0 million for the year ended December 31, 2021. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2022	2021	Change	%	2022	2021	Change	%
Office	$36,985	$30,506	$6,479	21%	$32,306	$28,341	$3,965	14%
Retail	16,631	15,676	955	6	16,631	15,676	955	6
Multifamily	19,152	16,269	2,883	18	19,152	16,269	2,883	18
Mixed-Use	34,877	24,529	10,348	42	34,877	24,529	10,348	42
	$107,645	$86,980	$20,665	24%	$102,966	$84,815	$18,151	21%
Total office rental expenses increased $6.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to $2.5 million related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Same-store office rental expenses increased $4.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in repairs and maintenance services, utilities expenses, facility services and other operating expenses as the "stay-at home" orders issued by state and local governments related to COVID-19 were relaxed in 2021 and our tenants' employees have started returning to the office in person.

Total retail rental expenses increased $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in repairs and maintenance, facilities services, insurance expenses and marketing expenses in 2022, as restrictions on business operations from orders issued by state and local governments related to COVID-19 were eased during the first half of 2021.
Multifamily rental expensed increased $2.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in utilities expenses and repairs and maintenance related to landscaping, plumbing and painting services. Additionally, there was an increase in property-level personnel compensation expenses and insurance expenses in 2022.
Mixed-use rental expenses increased $10.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in hotel room expenses, personnel expenses and excise tax expenses at the hotel portion of our mixed-use property during the period. These increases are due to tourism and an increase in hotel occupancy as the COVID-19 vaccine has become more widely available and travel restrictions to Hawaii have been relaxed.
Real Estate Taxes. Real estate tax expense increased $2.0 million, or 5%, to $44.8 million for the year ended December 31, 2022, compared to $42.8 million for the year ended December 31, 2021. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2022	2021	Change	%	2022	2021	Change	%
Office	$20,493	$19,727	$766	4%	$18,968	$18,962	$6	—%
Retail	13,675	12,307	1,368	11	13,675	12,307	1,368	11
Multifamily	7,104	6,942	162	2	7,104	6,942	162	2
Mixed-Use	3,516	3,818	(302)	(8)	3,516	3,818	(302)	(8)
	$44,788	$42,794	$1,994	5%	$43,263	$42,029	$1,234	3%
Total office real estate taxes increased $0.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. There was a decrease of $0.1 million at One Beach Street due to the capitalization of real estate taxes as the property is under redevelopment. Same-store office real estate taxes for the year ended December 31, 2022 compared to the year ended December 31, 2021 remained flat.
Retail real estate taxes increased $1.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a one-time real estate tax refund received during the year ended December 31, 2021 for approximately $1.6 million at Alamo Quarry Market for the tax assessments for 2019 through 2020. This was partially offset by higher tax consulting fees of $0.2 million incurred during the year ended December 31, 2021.
Multifamily real estate taxes increased $0.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in tax assessments for Hassalo on Eighth - Residential.
Mixed-use real estate taxes decreased $0.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to COVID-19 and its financial burden on the hospitality industry, as a result of which Honolulu County reduced the tax burden for hotels for 2021 through 2022.
Property Operating Income.
Property operating income increased $24.2 million, or 10%, to $270.2 million for the year ended December 31, 2022, compared to $246.1 million for the year ended December 31, 2021. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2022	2021	Change	%	2022	2021	Change	%
Office	$145,913	$136,133	$9,780	7%	$133,819	$132,033	$1,786	1%
Retail	70,606	66,679	3,927	6	70,606	66,679	3,927	6
Multifamily	31,883	29,104	2,779	10	31,883	29,104	2,779	10
Mixed-Use	21,813	14,138	7,675	54	21,813	14,138	7,675	54
	$270,215	$246,054	$24,161	10%	$258,121	$241,954	$16,167	7%
Total office property operating income increased $9.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the recent acquisitions of Eastgate Office Park, Corporate Campus East III, and Bel-Spring 520, which had incremental property operating income of approximately $7.8 million during the period. The increase in total office property operating income is partially offset by the decrease at One Beach Street of $0.3 million due to expiration of leases to allow for the modernization of the property.Same-store property operating income increased $1.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher cost recoveries and higher occupancy at La Jolla Commons and Torrey Reserve Campus, higher annualized base rent at La Jolla Commons and an increase of $1.0 million related to accelerated revenue recognition of tenant improvement overages due to tenants vacating their space prior to the original expiration dates. These increases were partially offset by higher operating expenses as more of our tenants' employees have returned to the office in-person.
Retail property operating income increased $3.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to approximately $4.2 million related to new leases executed and tenants that were previously on alternate rent (due to COVID-19 related rent concessions) reverting back to basic monthly rent, including certain tenants who were changed to alternate rent or to cash basis of revenue recognition during the years ended December 31, 2020 and 2021 as the collectability of rent was determined to be no longer probable. Additionally, there was an increase in cost recoveries of $2.1 million as COVID-19 related rent concessions were provided during the years ended December 31, 2020 and 2021. These increases were partially offset by comparatively higher real estate taxes related to a one-time real estate tax refund of approximately $1.6 million for Alamo Quarry Market received during the third quarter of 2021 relating to the calendar years 2019 through 2020, and an overall increase in rental expenses of $1.0 million related to repairs and maintenance and facilities services.
Multifamily property operating income increased $2.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an overall increase in occupancy and average monthly base rent of 92.9% and $2,349, respectively, for the year ended December 31, 2022 compared to 92.1% and $2,160, respectively for the year ended December 31, 2021. These increases were partially offset by higher utilities and repairs and maintenance expenses.
Mixed-use property operating income increased $7.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase of $6.3 million related to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 76.9% and $283 for the year ended December 31, 2022, respectively, compared to 66.4% and $185 for the year ended December 31, 2021, respectively. Additionally, there was an increase of $1.4 million at the retail portion of our mixed-use property related to parking garage income and certain tenants who were changed to alternate rent or to cash basis of revenue recognition during the years ended December 31, 2020 and 2021 as the collectability of rent was determined to be no longer probable for them.
Other
General and administrative. General and administrative expenses increased $2.3 million, or 8%, to $32.1 million for the year ended December 31, 2022, compared to $29.9 million for the year ended December 31, 2021. This increase was primarily due to stock-based compensation expense and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and amortization. Depreciation and amortization expense increased $7.0 million, or 6%, to $123.3 million for the year ended December 31, 2022, compared to $116.3 million for the year ended December 31, 2021. This increase was primarily due to a $5.3 million increase related to the recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520. Additionally, there was an increase in depreciation and amortization at The Landmark at One Market due to building and tenant improvements that were put into service in 2021 and an increase in depreciation at City Center Bellevue due to the acceleration of depreciation related to tenants vacating space in 2022. These increases were offset by lower depreciation and amortization at One Beach due to the modernization of the property and depreciation of certain assets, which was accelerated in 2021.
Interest expense. Interest expense decreased $0.4 million, or 1%, to $58.2 million for the year ended December 31, 2022 compared with $58.6 million for the year ended December 31, 2021. This decrease was primarily due to an increase in capitalized interest related to our development projects. This decrease was offset by higher interest related to the closing of our 3.375% Senior Notes offering on January 26, 2021, and an increase in interest expense related to our Term Loan A, which changed from an unhedged variable interest rate at the beginning of 2021 to a fixed interest rate at the beginning of 2022, as we entered into two interest rate swaps agreements to lock the rate against future fluctuation.
Loss on early extinguishment of debt. Early extinguishment of debt expense increased $4.3 million for the year ended December 31, 2021 due to the repayment of the Senior Guaranteed Notes, Series A, with make-whole payments thereon, on January 26, 2021.
Other Income (Expense), Net. Other expense, net increased $0.2 million, or 50%, to other expense, net of $0.6 million for the year ended December 31, 2022 compared to other income, net of $0.4 million for the year ended December 31, 2021, primarily due to an increase in income tax for our taxable REIT subsidiary and a decrease in interest and investment income attributed to the lower yield on our average cash balance during the period.
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

As of December 31, 2022, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2022, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On December 3, 2021, the company entered into a new at-the-market, or ATM, equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million, or the 2021 ATM Program. The sales of shares of the company's common stock made through the 2021 ATM Program are to be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2022, the company had not issued any shares of common stock under the 2021 ATM Program.
The company intends to use the net proceeds from any issuances of common stock under the 2021 ATM Program to fund development or redevelopment activities, repay amounts outstanding from time to time under our third amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2022, the company had the capacity to issue up to an additional $250.0 million in shares of common stock under the 2021 ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2021 ATM Program.
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

Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2022 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness (1)	$1,625,000	$150,000	$100,000	$200,000	$—	$425,000	$750,000
Line of credit (2)	36,000	36,000	—	—	—	—	—
Interest payments	419,006	57,379	156,883	45,414	44,268	32,044	83,018
Operating lease	29,998	3,328	3,428	3,531	3,584	3,584	12,543
Tenant-related commitments	22,702	18,957	3,268	—	—	477	—
Construction-related commitments	23,271	23,271	—	—	—	—	—
Total	$2,155,977	$288,935	$263,579	$248,945	$47,852	$461,105	$845,561

(1)     On January 5, 2023, our term loan agreement was amended and restated to, among other things, (1) increase the fully-drawn borrowings from $150 million to $225 million, (2) extend the maturity date from March 1, 2023 to January 5, 2025 (with one, twelve-month extension option) and (3) transition borrowings to the Secured Overnight Financing Rate (SOFR), and away from LIBOR. The $225 million term loan is unsecured.
(2)    On January 6, 2023, we repaid in full the $36 million outstanding balance on our revolving line of credit under our Third Amended and Restated Credit Facility.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
Total cash, cash equivalents, and restricted cash were $49.6 million and $139.5 million at December 31, 2022 and 2021, respectively.
Net cash provided by operating activities increased $10.7 million to $179.1 million for the year ended December 31, 2022, compared to $168.3 million for the year ended December 31, 2021. The increase in cash from operations was primarily due to the increase in rental revenue from the hotel portion of our mixed-use property, our recent acquisitions of Eastgate Office Park, Corporate Campus East III and Bel-Spring 520, and changes in operating assets and liabilities.
Net cash used in investing activities decreased $146.0 million to $166.3 million for the year ended December 31, 2022, compared to $312.3 million for the year ended December 31, 2021. The decrease in cash used was primarily due to our recent acquisition of Bel-Spring 520 on March 8, 2022, and increased capital expenditures at La Jolla Commons III and One Beach Street, compared to the cash used for the year ended December 31, 2021 related to our acquisitions of Eastgate Office Park and Corporate Campus East III.
Net cash used by financing activities was $102.7 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $144.4 million for the year ended December 31, 2021. The increase in cash used in financing activities was primarily due to quarterly dividends for 2022 and debt issuance costs related to our third amended and restated credit facility. The cash provided by financing activities for the year ended December 31, 2021 was related to the issuance of the 3.375% Senior Notes on January 26, 2021, partially offset by the repayment of the outstanding balance on the revolving line of credit and the Senior Guaranteed Notes, Series A on January 26, 2021.

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
The following is a reconciliation of our NOI to net income for the years ended December 31, 2022, 2021 and 2020 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net operating income	$270,215	$246,054	$223,454
General and administrative	(32,143)	(29,879)	(26,581)
Depreciation and amortization	(123,338)	(116,306)	(108,292)
Interest expense	(58,232)	(58,587)	(53,440)
Loss on early extinguishment of debt	—	(4,271)	—
Other income (expense), net	(625)	(418)	447
Net income	$55,877	$36,593	$35,588

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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2022, 2021 and 2020 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2022	2021	2020
Net income	$55,877	$36,593	$35,588
Plus: Real estate depreciation and amortization	123,338	116,306	108,292
Funds from operations, as defined by NAREIT	$179,215	$152,899	$143,880
Less: Nonforfeitable dividends on restricted stock awards	(641)	(557)	(377)
FFO attributable to common stock and units	$178,574	$152,342	$143,503
FFO per diluted share/unit	$2.34	$2.00	$1.89
Weighted average number of common shares and units, diluted (1)	76,233,814	76,175,004	76,122,842

(1)For the years ended December 31, 2022, 2021 and 2020 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through May 2029) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2022, we had $1.4 billion of fixed-rate debt outstanding with an estimated fair value of $1.2 billion. If interest rates at December 31, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $45.0 million. If interest rates at December 31, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $68.1 million. Additionally, we consider our $100 million Term Loan A, outstanding as of December 31, 2022 to be fixed rate debt as the rate is effectively fixed by an interest rate swap agreement. Also, we consider our $150 million debt outstanding as of December 31, 2022, related to Term Loan B and Term Loan C, to be fixed rate debt through November 30, 2022 as the rate was effectively fixed by an interest rate swap agreement until such date, before it became variable rate debt from December 1, 2022 to December 31, 2022.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2022, we had $250 million of variable rate debt outstanding, of which $100 million are subject to interest rate swaps as described above. We have entered into term loans that have interest rates that contain both fixed and variable components. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.2 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $0.2 million with a corresponding increase in our net income and cash flows for the year.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2022.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

ITEMS 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “Delinquent - Section 16(a) Reports” is included herein as Item 15.

ITEM 11.EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2023 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 15.DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2022, our named executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ernest Rady, our Chairman and Chief Executive Officer and a member of our Board of Directors, filed a Form 4/A on October 4, 2022 for a transaction that occurred on August 30, 2022, due to a scrivener's error solely due to Mr. Rady's broker failing to provide us with the correct number of shares purchased.

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

10.39(18)
Amended and Restated Term Loan Agreement dated January 5, 2023, by and among American Assets Trust, Inc., American Assets Trust, L.P., each lender from time-to-time party thereto, and U.S. Bank National Association, as Administrative Agent.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(18)    Incorporated herein by reference to American Assets Trust, Inc's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 10th day of February, 2023.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board and Chief Executive Officer	February 10, 2023
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 10, 2023
Robert F. Barton

/s/ JOY L. SCHAEFER	Director	February 10, 2023
Joy L. Schaefer

/s/ NINA TRAN	Director	February 10, 2023
Nina Tran

/s/ THOMAS S. OLINGER	Director	February 10, 2023
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 10, 2023
Robert S. Sullivan

Item 8 and Item 16(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 10, 2023 expressed an unqualified opinion thereon.

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

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.73 billion as of December 31, 2022. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2022.

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

Property asset acquisitions
Description of the Matter
During the year ended December 31, 2022, the Company completed the acquisition of Bel-Spring 520 for a purchase price of approximately $45.5 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for the purchase as an asset acquisition in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of the acquisition to the assets acquired and liabilities assumed consists of use of the income, sales comparison and cost approaches. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and tangible assets and liabilities acquired, if any, based on their relative fair value.

Auditing the Company’s accounting for its acquisition was complex due to the significant estimation required by management in determining the relative fair values of the acquired land and buildings and intangible assets such as in-place leases. The significant estimation was primarily due to the judgmental nature of inputs, including discount rates, capitalization rates and certain market assumptions such as market rental rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions process. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisition included, among other procedures, reading the purchase agreement and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rates, capitalization rates and various market assumptions such as market rental rates with external market data sources. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Diego, California
February 10, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 16(a) and our report dated February 10, 2023 expressed an unqualified opinion thereon.

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
February 10, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.73 billion as of December 31, 2022. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2022.

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

Property asset acquisition
Description of the Matter
During the year ended December 31, 2022, the Company completed the acquisition of Bel-Spring 520 for a purchase price of approximately $45.5 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for the purchase as an asset acquisition in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of the acquisition to assets acquired and liabilities assumed consists of use of the income, sales comparison and cost approaches. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and tangible assets and liabilities acquired, if any, based on their relative fair value.

Auditing the Company’s accounting for its acquisition was complex due to the significant estimation required by management in determining the relative fair values of the acquired land and buildings and intangible assets such as in-place leases. The significant estimation was primarily due to the judgmental nature of inputs, including discount rates, capitalization rates and certain market assumptions such as market rental rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions process. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisition included, among other procedures, reading the purchase agreement and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rates, capitalization rates and various market assumptions such as market rental rates with external market data sources. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 10, 2023

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate, at cost
Operating real estate	$3,468,537	$3,389,726
Construction in progress	202,385	139,098
Held for development	547	547
	3,671,469	3,529,371
Accumulated depreciation	(936,913)	(847,390)
Net real estate	2,734,556	2,681,981
Cash and cash equivalents	49,571	139,524
Accounts receivable, net	7,848	7,445
Deferred rent receivables, net	87,192	82,724
Other assets, net	108,714	106,253
TOTAL ASSETS	$2,987,881	$3,017,927
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,578	$110,965
Unsecured notes payable, net	1,539,453	1,538,238
Unsecured line of credit, net	34,057	—
Accounts payable and accrued expenses	65,992	64,531
Security deposits payable	8,699	7,855
Other liabilities and deferred credits	79,577	86,215
Total liabilities	1,802,356	1,807,804
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,718,653 and 60,525,580 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	607	605
Additional paid-in capital	1,461,201	1,453,272
Accumulated dividends in excess of net income	(251,167)	(217,785)
Accumulated other comprehensive income	10,624	2,872
Total American Assets Trust, Inc. stockholders' equity	1,221,265	1,238,964
Noncontrolling interests	(35,740)	(28,841)
Total equity	1,185,525	1,210,123
TOTAL LIABILITIES AND EQUITY	$2,987,881	$3,017,927
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2022	2021	2020
REVENUE:
Rental income	$402,507	$360,208	$330,312
Other property income	20,141	15,620	14,261
Total revenue	422,648	375,828	344,573
EXPENSES:
Rental expenses	107,645	86,980	79,178
Real estate taxes	44,788	42,794	41,941
General and administrative	32,143	29,879	26,581
Depreciation and amortization	123,338	116,306	108,292
Total operating expenses	307,914	275,959	255,992
OPERATING INCOME	114,734	99,869	88,581
Interest expense, net	(58,232)	(58,587)	(53,440)
Loss on early extinguishment of debt	—	(4,271)	—
Other (expense) income, net	(625)	(418)	447
NET INCOME	55,877	36,593	35,588
Net income attributable to restricted shares	(648)	(564)	(383)
Net income attributable to unitholders in the Operating Partnership	(11,723)	(7,653)	(7,545)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$43,506	$28,376	$27,660
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.72	$0.47	$0.46
Weighted average shares of common stock outstanding - basic	60,048,970	59,990,740	59,806,309
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.72	$0.47	$0.46
Weighted average shares of common stock outstanding - diluted	76,230,507	76,172,277	76,119,763

COMPREHENSIVE INCOME
Net income	$55,877	$36,593	$35,588
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivatives during the period	11,319	2,723	(3,649)
Reclassification of amortization of forward starting swap included in interest expense, net	(1,477)	(1,098)	(1,330)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	(193)	—
Comprehensive income	65,719	38,025	30,609
Comprehensive income attributable to noncontrolling interest	(13,813)	(7,966)	(6,496)
Comprehensive income attributable to American Assets Trust, Inc.	$51,906	$30,059	$24,113

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2019	60,068,228	$601	$1,452,014	$(144,378)	$5,680	$(20,245)	1,293,672
Net income	—	—	—	28,043	—	7,545	35,588
Issuance of restricted stock	317,574	3	(3)	—	—	—	—
Forfeiture of restricted stock	(95,086)	(1)	1	—	—	—	—
Conversion of operating partnership units	209,011	2	(12,003)	—	3	11,998	—
Dividends declared and paid	—	—	—	(60,225)	—	(16,285)	(76,510)
Stock-based compensation	—	—	6,307	—	—	—	6,307
Shares withheld for employee taxes	(23,435)	—	(672)	—	—	—	(672)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,885)	(764)	(3,649)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,045)	(285)	(1,330)
Balance at December 31, 2020	60,476,292	605	1,445,644	(176,560)	1,753	(18,036)	1,253,406
Net income	—	—	—	28,940	—	7,653	36,593
Issuance of restricted stock	229,819	2	(2)	—	—	—	—
Forfeiture of restricted stock	(155,390)	(2)	2	—	—	—	—
Dividends declared and paid	—	—	—	(70,165)	—	(18,771)	(88,936)
Stock-based compensation	—	—	8,493	—	—	—	8,493
Shares withheld for employee taxes	(25,141)	—	(865)	—	—	—	(865)
Other comprehensive income - change in values of interest rate swaps	—	—	—	—	2,135	588	2,723
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(864)	(234)	(1,098)
Reclassification of amortization of forward-starting swaps included in loss on early extinguishment of debt	—	—	—	—	(152)	(41)	(193)
Balance at December 31, 2021	60,525,580	605	1,453,272	(217,785)	2,872	(28,841)	1,210,123
Net income	—	—	—	44,154	—	11,723	55,877
Issuance of restricted stock	325,682	3	(3)	—	—	—	—
Forfeiture of restricted stock	(106,796)	(1)	1	—	—	—	—
Dividends declared and paid	—	—	—	(77,536)	—	(20,712)	(98,248)
Stock-based compensation	—	—	8,690	—	—	—	8,690
Shares withheld for employee taxes	(25,813)	—	(759)	—	—	—	(759)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	8,916	2,403	11,319
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(1,164)	(313)	(1,477)
Balance at December 31, 2022	60,718,653	$607	$1,461,201	$(251,167)	$10,624	$(35,740)	$1,185,525

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$55,877	$36,593	$35,588
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(11,489)	(17,634)	(31,242)
Depreciation and amortization	123,338	116,306	108,292
Amortization of debt issuance costs and debt fair value adjustments	2,581	2,753	1,477
Provision for uncollectable rental income	2,334	(2,289)	18,427
Early extinguishment of debt	—	4,271	—
Stock-based compensation expense	8,690	8,493	6,307
Other noncash interest expense	(1,477)	(1,098)	(1,330)
Other, net	(252)	1,314	(695)
Changes in operating assets and liabilities
Change in accounts receivable	(404)	2,273	(4,940)
Change in other assets	(723)	109	141
Change in accounts payable and accrued expenses	(1,237)	15,331	(2,108)
Change in security deposits payable	655	443	(1,726)
Change in other liabilities and deferred credits	1,179	1,464	(1,206)
Net cash provided by operating activities	179,072	168,329	126,985
INVESTING ACTIVITIES
Acquisition of real estate, net	(45,166)	(204,511)	—
Capital expenditures	(113,781)	(104,588)	(63,488)
Leasing commissions	(7,374)	(3,142)	(5,589)
Purchase of marketable securities	—	(47,760)	—
Sale of marketable securities	—	47,723	—
Net cash used in investing activities	(166,321)	(312,278)	(69,077)
FINANCING ACTIVITIES
Issuance of secured notes payable	75,000	—	—
Repayment of secured notes payable	(111,000)	—	(51,003)
Proceeds from unsecured line of credit	36,000	—	100,000
Repayment of unsecured line of credit	—	(100,000)	—
Repayment of unsecured notes payable	—	(155,375)	—
Proceeds from issuance of unsecured notes payable	—	494,675	—
Debt issuance costs	(3,697)	(5,075)	(125)
Dividends paid to common stock and unitholders	(98,248)	(88,936)	(76,510)
Shares withheld for employee taxes	(759)	(865)	(672)
Net cash (used in) provided by financing activities	(102,704)	144,424	(28,310)
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,953)	475	29,598
Cash, cash equivalents and restricted cash, beginning of year	139,524	139,049	109,451
Cash, cash equivalents and restricted cash, end of year	$49,571	$139,524	$139,049
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2022	2021	2020
Cash and cash equivalents	$49,571	$139,524	$137,333
Restricted cash	—	—	1,716
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$49,571	$139,524	$139,049
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2022	2021

ASSETS
Real estate, at cost
Operating real estate	$3,468,537	$3,389,726
Construction in progress	202,385	139,098
Held for development	547	547
	3,671,469	3,529,371
Accumulated depreciation	(936,913)	(847,390)
Net real estate	2,734,556	2,681,981
Cash and cash equivalents	49,571	139,524
Accounts receivable, net	7,848	7,445
Deferred rent receivables, net	87,192	82,724
Other assets, net	108,714	106,253
TOTAL ASSETS	$2,987,881	$3,017,927
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,578	$110,965
Unsecured notes payable, net	1,539,453	1,538,238
Unsecured line of credit, net	34,057	—
Accounts payable and accrued expenses	65,992	64,531
Security deposits payable	8,699	7,855
Other liabilities and deferred credits	79,577	86,215
Total liabilities	1,802,356	1,807,804
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	(39,127)	(30,138)
General partner's capital, 60,718,653 and 60,525,580 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,210,641	1,236,092
Accumulated other comprehensive income	14,011	4,169
Total capital	1,185,525	1,210,123
TOTAL LIABILITIES AND CAPITAL	$2,987,881	$3,017,927

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2022	2021	2020
REVENUE:
Rental income	$402,507	$360,208	$330,312
Other property income	20,141	15,620	14,261
Total revenue	422,648	375,828	344,573
EXPENSES:
Rental expenses	107,645	86,980	79,178
Real estate taxes	44,788	42,794	41,941
General and administrative	32,143	29,879	26,581
Depreciation and amortization	123,338	116,306	108,292
Total operating expenses	307,914	275,959	255,992
OPERATING INCOME	114,734	99,869	88,581
Interest expense, net	(58,232)	(58,587)	(53,440)
Loss on early extinguishment of debt	—	(4,271)	—
Other (expense) income, net	(625)	(418)	447
NET INCOME	55,877	36,593	35,588
Net income attributable to restricted shares	(648)	(564)	(383)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$55,229	$36,029	$35,205
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.72	$0.47	$0.46
Weighted average units outstanding, basic	76,230,507	76,172,277	76,119,763
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.72	$0.47	$0.46
Weighted average units outstanding, diluted	76,230,507	76,172,277	76,119,763

DISTRIBUTIONS PER UNIT	$1.28	$1.16	$1.00

COMPREHENSIVE INCOME
Net income	$55,877	$36,593	$35,588
Other comprehensive gain (loss) - unrealized gain (loss) on swap derivatives during the period	11,319	2,723	(3,649)
Reclassification of amortization of forward starting swaps included in interest expense, net	(1,477)	(1,098)	(1,330)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	(193)	—
Comprehensive income	65,719	38,025	30,609
Comprehensive income attributable to Limited Partners	(13,813)	(7,966)	(6,496)
Comprehensive income attributable to General Partner	$51,906	$30,059	$24,113
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2019	16,390,548	$(22,281)	60,068,228	$1,308,237	$7,716	$1,293,672
Net income	—	7,545	—	28,043	—	35,588
Conversion of operating partnership units	(209,011)	12,001	209,011	(12,001)	—	—
Issuance of restricted units	—	—	317,574	—	—	—
Forfeiture of restricted units	—	—	(95,086)	—	—	—
Distributions	—	(16,285)	—	(60,225)	—	(76,510)
Stock-based compensation	—	—	—	6,307	—	6,307
Units withheld for employee taxes	—	—	(23,435)	(672)	—	(672)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(3,649)	(3,649)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,330)	(1,330)
Balance at December 31, 2020	16,181,537	(19,020)	60,476,292	1,269,689	2,737	1,253,406
Net income	—	7,653	—	28,940	—	36,593
Issuance of restricted units	—	—	229,819	—	—	—
Forfeiture of restricted units	—	—	(155,390)	—	—	—
Distributions	—	(18,771)	—	(70,165)	—	(88,936)
Stock-based compensation	—	—	—	8,493	—	8,493
Units withheld for employee taxes	—	—	(25,141)	(865)	—	(865)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,723	2,723
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,098)	(1,098)
Reclassification of amortization of forward-starting swaps included in loss on early extinguishment of debt	—	—	—	—	(193)	(193)
Balance at December 31, 2021	16,181,537	(30,138)	60,525,580	1,236,092	4,169	1,210,123
Net income	—	11,723	—	44,154	—	55,877
Issuance of restricted units	—	—	325,682	—	—	—
Forfeiture of restricted units	—	—	(106,796)	—	—	—
Distributions	—	(20,712)	—	(77,536)	—	(98,248)
Stock-based compensation	—	—	—	8,690	—	8,690
Units withheld for employee taxes	—	—	(25,813)	(759)	—	(759)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	11,319	11,319
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(1,477)	(1,477)
Balance at December 31, 2022	16,181,537	$(39,127)	60,718,653	$1,210,641	$14,011	$1,185,525

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$55,877	$36,593	$35,588
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(11,489)	(17,634)	(31,242)
Depreciation and amortization	123,338	116,306	108,292
Amortization of debt issuance costs and debt fair value adjustments	2,581	2,753	1,477
Provision for uncollectable rental income	2,334	(2,289)	18,427
Early extinguishment of debt	—	4,271	—
Stock-based compensation expense	8,690	8,493	6,307
Other noncash interest expense	(1,477)	(1,098)	(1,330)
Other, net	(252)	1,314	(695)
Changes in operating assets and liabilities
Change in accounts receivable and deferred rent receivables	(404)	2,273	(4,940)
Change in other assets	(723)	109	141
Change in accounts payable and accrued expenses	(1,237)	15,331	(2,108)
Change in security deposits payable	655	443	(1,726)
Change in other liabilities and deferred credits	1,179	1,464	(1,206)
Net cash provided by operating activities	179,072	168,329	126,985
INVESTING ACTIVITIES
Acquisition of real estate, net	(45,166)	(204,511)	—
Capital expenditures	(113,781)	(104,588)	(63,488)
Leasing commissions	(7,374)	(3,142)	(5,589)
Purchase of marketable securities	—	(47,760)	—
Sale of marketable securities	—	47,723	—
Net cash used in investing activities	(166,321)	(312,278)	(69,077)
FINANCING ACTIVITIES
Issuance of secured notes payable	75,000	—	—
Repayment of secured notes payable	(111,000)	—	(51,003)
Proceeds from unsecured line of credit	36,000	—	100,000
Repayment of unsecured line of credit	—	(100,000)	—
Repayment of unsecured notes payable	—	(155,375)	—
Proceeds from issuance of unsecured notes payable	—	494,675	—
Debt issuance costs	(3,697)	(5,075)	(125)
Distributions	(98,248)	(88,936)	(76,510)
Shares withheld for employee taxes	(759)	(865)	(672)
Net cash (used in) provided by financing activities	(102,704)	144,424	(28,310)
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,953)	475	29,598
Cash, cash equivalents and restricted cash, beginning of year	139,524	139,049	109,451
Cash, cash equivalents and restricted cash, end of year	$49,571	$139,524	$139,049
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year ended December 31,
	2022	2021	2020
Cash and cash equivalents	$49,571	$139,524	$137,333
Restricted cash	—	—	1,716
Total cash, cash equivalents and restricted cash shown in Statement of Cash Flows	$49,571	$139,524	$139,049
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
We are a vertically integrated and self-administered REIT with 216 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2022, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2022, we owned land at three of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Impact of COVID-19
We are unable to predict the impact that COVID-19 and its variants will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the virus, the actions taken to contain it or to mitigate its impact, and the direct and indirect economic effects of the virus and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The Company cannot predict if previously placed governmental restrictions or social distancing measures will be reinstated in the future or if more restrictive measures will be imposed. Further, the willingness of customers to visit certain of out tenants' businesses may be reduced due to concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. As a result, COVID-19 is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.
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

Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Total interest costs incurred	$63,997	$61,578	$54,510
Interest capitalized	$5,765	$2,991	$1,070
Interest expense, net	$58,232	$58,587	$53,440
Cash paid for interest, net of amounts capitalized	$56,060	$50,970	$53,467
Cash paid for income taxes	$865	$356	$844
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$20,832	$18,697	$22,884
Accrued leasing commissions	$2,442	$2,628	$555
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other income was $3.4 million, $2.5 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic trends, including the impact of the COVID-19 on tenant's businesses and changes in tenants' payment patterns, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement when evaluating the adequacy of the allowance for doubtful accounts. If our assessment of these factors indicates that it is no longer probable that we will be able to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.
At December 31, 2022 and December 31, 2021, our allowance for doubtful accounts was $2.1 million and $4.6 million, respectively. Total collectability related adjustments for rental income, which includes the allowance for doubtful accounts and deferred rent receivables, was $2.3 million, $2.3 million and $18.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Due to the impacts of COVID-19, in 2020 through 2022 we provided lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842"). The Company has elected to account for such COVID-19-related concessions as lease modifications.

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2022, 2021 and 2020, real estate depreciation expense was $108.1 million, $102.0 million and $95.8 million, respectively.
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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. As discussed above, as a result of COVID-19, certain of the our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments under their leases. Accordingly, the reduction of estimated future cash flows could result in the recognition of an impairment charge on certain of our long-lived assets. Management does not believe that the value of our real estate investments was impaired at December 31, 2022 or December 31, 2021. There were no impairment charges during the years ended December 31, 2022, 2021 and 2020.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2022 and December 31, 2021, we had $39.9 million and $62.2 million, respectively, in excess of the FDIC insured limit. At December 31, 2022 and December 31, 2021, we had $0.5 million and $70.8 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. As of December 31, 2022 and 2021, we had no restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as variable interest entities (“VIEs”). VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2022 and December 31, 2021 we had no investments in real estate joint ventures, and no other interests in VIEs to be evaluated for consolidated.
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

For the grants of performance and market-based restricted stock awards in December 2021 (the “2021 grant”) and December 2022 (the "2022 grant"), we measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense ratably over the vesting period.
Modifications of stock-based compensation awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified. For the year ended December 31, 2022, 2021 and 2020, we incurred incremental compensation cost of approximately $1.4 million, $2.6 million and $1.2 million respectively, related to the discretionary vesting of previously granted restricted stock awards that did not meet the original vesting criteria.
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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, is generally only available with a newly proposed sunset date of December 31, 2024. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2022
Land	$254,016	$298,007	$72,668	$76,635	$701,326
Buildings	529,589	1,316,916	397,731	129,470	2,373,706
Land improvements	49,512	15,284	8,132	2,606	75,534
Tenant improvements	92,225	221,163	—	2,353	315,741
Furniture, fixtures, and equipment	1,290	5,530	19,059	15,427	41,306
Construction in progress (1)	7,471	151,734	3,739	912	163,856
	934,103	2,008,634	501,329	227,403	3,671,469
Accumulated depreciation	(354,884)	(393,155)	(130,336)	(58,538)	(936,913)
Net real estate	$579,219	$1,615,479	$370,993	$168,865	$2,734,556
December 31, 2021
Land	$254,016	$284,263	$72,668	$76,635	$687,582
Buildings	527,262	1,270,131	393,713	129,226	2,320,332
Land improvements	47,425	14,269	7,764	2,606	72,064
Tenant improvements	89,520	218,639	—	2,366	310,525
Furniture, fixtures, and equipment	1,098	5,003	18,039	15,416	39,556
Construction in progress (1)	7,160	87,340	4,448	364	99,312
	926,481	1,879,645	496,632	226,613	3,529,371
Accumulated depreciation	(335,374)	(343,433)	(115,317)	(53,266)	(847,390)
Net real estate	$591,107	$1,536,212	$381,315	$173,347	$2,681,981

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
The financial information set forth below summarizes the company’s purchase price allocation for Bel-Spring 520 during the year ended December 31, 2022 (in thousands):

Bel-Spring 520
Land	$13,744
Building	27,793
Land improvements	713
Furniture, fixtures, and equipment	1,833
Total real estate	44,083
Lease intangibles	2,036
Prepaid expenses and other assets	10
Assets acquired	$46,129
Accounts payable and accrued expenses	$(14)
Security deposits payable	(189)
Other liabilities and deferred credits	(641)
Liabilities assumed	$(844)
The value allocated to lease intangibles is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. The remaining weighted average amortization period as of December 31,
2022, is 3 years.
The following table summarizes the operating results for Bel-Spring 520 included in the company's historical consolidated statement of operations for the period of acquisition through December 31, 2022 (in thousands):

Bel-Spring 520
Revenues	$2,512
Operating expenses	2,417
Operating income	95
Net income attributable to American Assets Trust, Inc.	$95
NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2022	December 31, 2021
In-place leases	$58,119	$67,215
Accumulated amortization	(34,593)	(38,130)
Above market leases	1,885	2,532
Accumulated amortization	(1,778)	(2,383)
Acquired lease intangible assets, net	$23,633	$29,234
Below market leases	$52,832	$58,655
Accumulated accretion	(33,168)	(36,253)
Acquired lease intangible liabilities, net	$19,664	$22,402

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of comprehensive income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.3 million, $3.2 million and $3.9 million in 2022, 2021 and 2020, respectively. The remaining weighted-average amortization period as of December 31, 2022, is 5.9 years, 2.8 years and 10.5 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $10.2 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 7.6 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of in-place leases	$(7,188)	$(6,664)	$(5,018)
Amortization of above market leases	(41)	(34)	(62)
Amortization of below market leases	3,348	3,271	3,994
	$(3,881)	$(3,427)	$(1,086)
As of December 31, 2022, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2023	$4,914	$41	$3,109
2024	4,499	38	2,742
2025	3,742	25	2,200
2026	3,387	3	1,776
2027	3,012	—	1,460
Thereafter	3,972	—	8,376
	$23,526	$107	$19,664

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,411	$—	$2,411	$—	$2,503	$—	$2,503
Interest rate swap asset	$—	$9,986	$—	$9,986	$—	$—	$—	$—
Interest rate swap liability	$—	$196	$—	$196	$—	$1,807	$—	$1,807
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 5.3% to 6.5%.
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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$74,578	$75,129	$110,965	$113,207
Unsecured term loan	$249,428	$250,000	$249,654	$250,000
Unsecured senior guaranteed notes	$798,362	$761,470	$797,953	$832,795
Senior unsecured notes, net	$491,663	$403,500	$490,631	$503,000
Unsecured line of credit	$34,057	$36,000	$—	$—

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Leasing commissions, net of accumulated amortization of $43,078 and $40,595, respectively	$38,436	$38,589
Interest rate swap asset	9,986	—
Acquired above market leases, net	107	149
Acquired in-place leases, net	23,526	29,085
Lease incentives, net of accumulated amortization of $1,012 and $913, respectively	1,296	595
Other intangible assets, net of accumulated amortization of $1,549 and $1,382, respectively	2,165	2,445
Right-of-use lease asset, net	23,921	26,254
Prepaid expenses, deposits and other	9,277	9,136
Total other assets	$108,714	$106,253
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of comprehensive income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Acquired below market leases, net	$19,664	$22,402
Prepaid rent and deferred revenue	17,971	16,309
Interest rate swap liability	196	1,807
Straight-line rent liability	12,746	14,274
Deferred compensation	2,411	2,503
Deferred tax liability	852	967
Lease liability	25,676	27,917
Other liabilities	61	36
Total other liabilities and deferred credits, net	$79,577	$86,215
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2022 and December 31, 2021 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2022	December 31, 2021	as of December 31, 2022
City Center Bellevue (1)	—	111,000	3.98%	November 1, 2022
City Center Bellevue (1)	75,000	—	5.08%	October 1, 2027
	75,000	111,000
Debt issuance costs, net of accumulated amortization of $452 and $387, respectively	(422)	(35)
Total Secured Notes Payable	$74,578	$110,965

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

Additionally, the Operating Partnership has provided a carve-out guarantee on the new mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of December 31, 2022, the Operating Partnership was in compliance with these financial covenants.

Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2022, we were in compliance with all loan covenants.

Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2022 and December 31, 2021 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2022	December 31, 2021	as of December 31, 2022
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	100,000	100,000	Variable	(3)	March 1, 2023	(2)
Term Loan C	50,000	50,000	Variable	(4)	March 1, 2023	(2)
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(8)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
	1,550,000	1,550,000
Debt discount and issuance costs, net of accumulated amortization of $11,709 and $9,462, respectively	(10,547)	(11,762)
Total Unsecured Notes Payable	$1,539,453	$1,538,238

(1)The Operating Partnership has entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.70% through its maturity date, subject to adjustments based on our consolidated leverage ratio.
(2)On January 5, 2023, we extended Term Loan B and Term Loan C to a maturity date of January 5, 2025 with one, twelve-month extension option and increased the fully drawn borrowings thereunder to $150 million and $75 million, respectively.
(3)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan B at approximately 3.15% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan B is approximately 2.65% through November 30, 2022, subject to adjustments based on our consolidated leverage ratio. The interest rate swap agreement was terminated as of November 30, 2022. As such, the variable interest paid from December 1, 2022 through December 31, 2022 was 5.32%.
(4)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan C at approximately 3.14% through its maturity date, subject to adjustments based on our consolidated leverage ratio. Effective March 1, 2018, the effective interest rate associated with Term Loan C is approximately 2.64% through November 30, 2022, subject to adjustments based on our consolidated leverage ratio. The interest rate swap agreement was terminated as of November 30, 2022. As such, the variable interest paid from December 1, 2022 through December 31, 2022 was 5.32%.
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

Senior Unsecured Notes

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

Term Loan Agreement

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

On January 5, 2023, we entered into the Amended and Restated Term Loan Agreement, which increased the aggregate unsecured borrowings from $150 million to $225 million and extended the maturity date of Term Loan B and Term Loan C from March 1, 2023 to January 5, 2025, with one, twelve-month extension option, subject to certain conditions. Borrowings under the Amended and Restated Term Loan Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable Secured Overnight Financing Rate (“SOFR”), plus a SOFR adjustment and a spread (based on the Operating Partnership’s consolidated leverage ratio and applicable year of Term Loan B and Term Loan C) ranging from 1.20% to 1.90%, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps and (d) the one-month SOFR, plus a SOFR adjustment and 100 bps, plus, in each case, a spread (based on the Operating Partnership’s consolidated leverage ratio and applicable year of the Term Loan B and Term Loan C) ranging from 0.20% to 0.90%. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid based on the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Amended and Restated Term Loan Agreement.

Prior to entering into the Amended and Restated Term Loan Agreement, the Operating Partnership entered into interest rate swaps that are intended to fix the interest rate associated with Term Loan B and Term Loan C at approximately (1) 5.47% for the first year of Term Loan B and Term Loan C and (2) 5.57% for the second year of Term Loan B and Term Loan C, subject to adjustments based on the Company’s consolidated leverage ratio.

Senior Guaranteed Notes

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2022, the Operating Partnership was in compliance with all loan covenants.
Scheduled principal payments on secured and unsecured notes payable as of December 31, 2022 are as follows (in thousands):

2023 (1)	$150,000
2024	100,000
2025	200,000
2026	—
2027	425,000
Thereafter	750,000
$1,625,000
(1)     On January 5, 2023, we entered into a $225 million Amended and Restated Term Loan Agreement, which increased the aggregate unsecured borrowings from $150 million to $225 million and extended the maturity date of the Term Loans B & C from March 1, 2023 to January 5, 2025, with one, twelve-month extension option, subject to certain conditions.
Credit Facility
On January 9, 2014, the company and the Operating Partnership entered into an amended and restated credit agreement (the "Prior Credit Facility"), or the amended and restated credit facility, which amended and restated the then in-place credit facility. The amended and restated credit facility provides for aggregate, unsecured borrowing of $350 million, consisting of a revolving line of credit of $250 million (the "Prior Revolver Loan") and a term loan of $100 million ("Term Loan A"). The Prior Credit Facility had an accordion feature that allowed the Operating Partnership to increase the availability thereunder up to an additional $250 million, subject to meeting specified requirements and obtaining additional commitments from lenders.
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
The Prior Revolver Loan initially matured on January 9, 2018, subject to the Operating Partnership's option to extend the Prior Revolver Loan up to two times, with each such extension for a six months period. Term Loan A initially matured on January 9, 2016, subject to our option to extend Term Loan A up to three times, with each such extension for a 12-month period. The foregoing extension options were exercisable by us subject to the satisfaction of certain conditions. Effective as of January 8, 2018, the Operating Partnership exercised the third of three options to extend the maturity date of Term Loan A to January 9, 2019.
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
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “2022 Revolver Loan”) and a term loan of $100 million (the “2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable Secured Overnight Financing Rate (“SOFR”), plus the applicable SOFR Adjustment and a spread which ranges from (a) 1.05%-1.50% (with respect to the 2022 Revolver Loans) and (b) 1.20% to 1.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10%-0.50% (with respect to 2022 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio. Note that on January 14, 2022, the Operating Partnership entered into an interest rate swap agreement that is intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. At December 31, 2022, there was $36 million outstanding under the 2022 Revolver Loan. Approximately $1.9 million of net debt issuance costs are included in the unsecured line of credit, net on the balance sheet. For the year ended December 31, 2022, the weighted average interest rate on the 2022 Revolver Loan was 4.38%.
Additionally, the Third Amended and Restated Credit Facility included a number of customary financial covenants that were unchanged from the Second Amended and Restated Credit Facility, including:

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
Consistent with the Second Amended and Restated Credit Facility, the Third Amended and Restated Credit Facility provided that our annual distributions may not exceed the greater of (1) 95% of our FFO or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
As of December 31, 2022, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

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

On January 14, 2022, we entered into two separate interest rate swap contracts, one with Wells Fargo Bank, National Association and one with Bank of America, National Association, to reduce the interest rate variability exposure of the interest cash flows of the 2022 Term Loan A. Each of the two five year swap contracts have a notional amount of $50 million, a termination date of January 5, 2027, a fixed pay rate of 2.7% (both swaps combined), and a receive rate equal to the one-month SOFR, with fixed rate payments due monthly commencing February 1, 2022, floating payments due monthly commencing February 1, 2022, and floating reset dates two days prior to the first day of each calculation period.  The five-year swap contracts accrual period, January 14, 2022 to January 5, 2027, was designed to match the tenor of our 2022 Term Loan A, which successfully closed on January 5, 2022.

On November 30, 2022, we terminated the $100 million and $50 million forward-starting interest rate swaps entered into on January 29, 2016 and March 23, 2016, respectively, resulting in an aggregate gain of approximately $1.1 million. This gain is included in accumulated other comprehensive income and will be amortized to interest expense, net through March 1, 2023, the original maturity of the forward-starting interest rate swaps. The forward-starting interest rate swap contracts have been deemed to be highly effective cash flow hedges and we elected to designate all the forward-starting swap contracts as accounting hedges.

Concurrent therewith on November 30, 2022 we entered into two separate forward-starting interest rate swap contracts, one with Wells Fargo Bank, National Association and one with Mizuho Capital Markets LLC, to reduce the interest rate variability exposure of the projected interest cash flows of our then prospective $225 million two-year amended and restated term loan.  The forward-starting two years swap contract had a notional amount of $225 million, a termination date of January 5, 2025, a fixed pay rate of 4.17% (both swaps combined), and a receive rate equal to the one-month SOFR, with fixed rate payments due monthly commencing February 6, 2023, floating payments due monthly commencing February 1, 2023, and floating reset dates two days prior to the first day of each calculation period.  The forward-starting two-year swap contract accrual period, January 5, 2023 to January 5, 2025, was designed to match the expected tenor of our then prospective $225 million two-year term loan, which successfully closed on January 5, 2023.
The following is a summary of the terms of the interest rate swaps as of December 31, 2022 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$4,468
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$4,476
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$1,042
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$(196)
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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2022, the Operating Partnership had 16,181,537 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 78.8% of the Operating Partnership at December 31, 2022. The remaining 21.2% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2022, 2021 and 2020, approximately 0, 0 and 209,011, respectively, common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On December 3, 2021, we entered into a new ATM equity program, with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2022, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2022, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of December 31, 2022, we have no obligation to sell the remaining shares available for sale under the active ATM equity program.
Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2022. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2022, 2021 and 2020:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2020	$0.30	January 1, 2020 to March 31, 2020	March 26, 2020
Second Quarter 2020	$0.20	April 1, 2020 to June 30, 2020	June 25, 2020
Third Quarter 2020	$0.25	July 1, 2020 to September 30, 2020	September 24, 2020
Fourth Quarter 2020	$0.25	October 1, 2020 to December 31, 2020	December 24, 2020
First Quarter 2021	$0.28	January 1, 2021 to March 31, 2021	March 25, 2021
Second Quarter 2021	$0.28	April 1, 2021 to June 30, 2021	June 24, 2021
Third Quarter 2021	$0.30	July 1, 2021 to September 30, 2021	September 23, 2021
Fourth Quarter 2021	$0.30	October 1, 2021 to December 31, 2021	December 23, 2021
First Quarter 2022	$0.32	January 1, 2022 to March 31, 2022	March 24, 2022
Second Quarter 2022	$0.32	April 1, 2022 to June 30, 2022	June 23, 2022
Third Quarter 2022	$0.32	July 1, 2022 to September 30, 2022	September 22, 2022
Fourth Quarter 2022	$0.32	October 1, 2022 to December 31, 2022	December 22, 2022
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

	Year Ended December 31,
	2022		2021		2020
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.18	92.1%	$0.73	62.6%	$0.66	66.0%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.10	7.9%	0.43	37.4%	0.34	34.0%
Total	$1.28	100.0%	$1.16	100.0%	$1.00	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan, which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. In June 2020, at the annual shareholder meeting, the shareholders approved the Amended and Restated 2011 Equity Incentive Award Plan (the "Amended and Restated 2011 Plan"). An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the Amended and Restated 2011 Plan, and as of December 31, 2022, 2,183,962 shares of common stock remain available for future issuance.

The following shares of restricted common stock have been issued as of December 31, 2022:

Grant	Fair Value at Grant Date	Number
June 9, 2020 (1)	$33.29	6,008
December 4, 2020 (2)	19.02 - 20.83	311,566
June 8, 2021 (1)	38.59	5,184
December 9, 2021 (3)	24.27 - 25.17	224,635
June 7, 2022 (1)	32.94	6,072
December 7, 2022 (4)	$18.53 - $19.52	319,610
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
(4)    Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2023, 2024 and 2025, subject to the employee's continued employment on those dates.
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
For the 2021 grants and 2022 grants, the fair value of the awards was estimated using a Monte Carlo Simulation model. For the 2021 and 2022 grants vesting is subject to multiple vesting conditions as follows: (1) a service condition which requires continued employment of the employee as of each vesting date during the three-year vesting term for the employee to be eligible for vesting, (2) a performance condition with respect to our FFO per share for the FFO performance periods and (3) a market condition with respect to our relative total shareholder return performance over a one-year, two-year and three-year performance as compared to a pre-determined index. On each measurement date the performance condition and market condition performance will determine the number of shares that vest. We measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense over the vesting period. For the restricted stock grants that are time-vesting, issued to our non-employee directors, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2022:

	2022
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	487,397	$23.78
Granted	325,682	19.28
Vested	(132,239)	24.86
Forfeited	(106,796)	23.78
Balance at end of year	574,044	$20.98
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $8.7 million, $8.5 million and $6.3 million in noncash compensation expense for the years ended December 31, 2022, 2021 and

2020, respectively, each of which is included in general and administrative expense on the statement of comprehensive income. Unrecognized compensation expense was $9.4 million at December 31, 2022, which will be recognized over a weighted-average period of 1.52 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2022, 2021 and 2020, we had a weighted average of approximately 489,765 shares, 485,202 shares and 357,048 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2022, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
    The calculation of diluted earnings per unit for the year ended December 31, 2022, 2021 and 2020 does not include 489,765, 485,202, and 357,048 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.
The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
NUMERATOR
Net income	$55,877	$36,593	$35,588
Less: Net income attributable to restricted shares	(648)	(564)	(383)
Less: Income attributable to unitholders in the Operating Partnership	(11,723)	(7,653)	(7,545)
Net income attributable to common stockholders—basic	$43,506	$28,376	$27,660
Income attributable to American Assets Trust, Inc. common stockholders—basic	$43,506	$28,376	$27,660
Plus: Income attributable to unitholders in the Operating Partnership	11,723	7,653	7,545
Net income attributable to common stockholders—diluted	$55,229	$36,029	$35,205
DENOMINATOR
Weighted average common shares outstanding—basic	60,048,970	59,990,740	59,806,309
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,313,454
Weighted average common shares outstanding—diluted	76,230,507	76,172,277	76,119,763

Earnings per common share, basic	$0.72	$0.47	$0.46

Earnings per common share, diluted	$0.72	$0.47	$0.46

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
A deferred tax asset is included in our consolidated balance sheets of $0.7 million and $0.6 million, and a deferred tax liability is included in our consolidated balance sheets of $0.9 million and $1.0 million as of December 31, 2022 and 2021, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other (expense) income on the consolidated statement of comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$(542)
State	1,063	483	412
Deferred:
Federal	8	118	(80)
State	(221)	137	201
Provision for income taxes (benefit)	$850	$738	$(9)

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
We have management agreements with Outrigger Hotels & Resorts or an affiliate thereof (“Outrigger”) pursuant to which Outrigger manages each of the retail and hotel portions of the Waikiki Beach Walk property. Under the management agreement with Outrigger relating to the retail portion of Waikiki Beach Walk (the “retail management agreement”), we pay Outrigger a monthly management fee of 3.0% of net revenues from the retail portion of Waikiki Beach Walk. Pursuant to the terms of the retail management agreement, if the agreement is terminated in certain instances, including our election not to repair damage or destruction at the property, a condemnation or our failure to make required working capital infusions, we would be obligated to pay Outrigger a termination fee equal to the sum of the management fees paid for the two months immediately preceding the termination date. The retail management agreement may not be terminated by us or by Outrigger without cause. Under our management agreement with Outrigger relating to the hotel portion of Waikiki Beach Walk (the “hotel management agreement”), we pay Outrigger a monthly management fee of 6.0% of the hotel's gross operating profit, as well as 3.0% of the hotel's gross revenues; provided that the aggregate management fee payable to Outrigger for any year shall not exceed 3.5% of the hotel's gross revenues for such fiscal year. Pursuant to the terms of the hotel management agreement, if the agreement is terminated in certain instances, including upon a transfer by us of the hotel or upon a default by us under the hotel management agreement, we would be required to pay a cancellation fee calculated by multiplying (1) the management fees for the previous 12 months by (2) (a) eight, if the agreement is terminated in the first 11 years of its term, or (b) four, three, two or one, if the agreement is terminated in the twelfth, thirteenth, fourteenth or fifteenth year, respectively, of its term. The hotel management agreement may not be terminated by us or by Outrigger without cause. Additionally, we have entered into a management agreement with Outrigger pursuant to which Outrigger manages our Waikele Center and Shops at Kalakaua. In connection with such management agreement, we pay Outrigger a fixed management fee of $12,000 per month in the aggregate plus additional amounts for any lease renewal services provided by Outrigger at our request. This management agreement may be terminated by us at any time and for any reason on at least 30 days' notice without payment of any cancellation or termination fees.
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2021 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.0 million based on operating performance through December 31, 2022.

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
As of December 31, 2022, the company accrued approximately $6.6 million for transfer taxes in connection with its Offering. The company believes that it has filed all necessary forms with the requisite taxing authorities.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties, representing 40.2% of our total revenue for the year ended December 31, 2022, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 14.2% of total revenues for the year ended December 31, 2022.
Tenants in the office industry accounted for 48.1% and 49.6% of total revenues for the years December 31, 2022 and 2021, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
Tenants in the retail industry accounted for 23.9% and 25.2% of total revenues for the years December 31, 2022 and 2021, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center, accounted for 9.0% and 9.1% of total revenues for the years ended December 31, 2022 and 2021, respectively.
For the years ended December 31, 2022 and 2021, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2022, Google LLC at The Landmark at One Market accounted for 9.4% of total annualized base rent. Three other tenants (LPL Holdings, Inc., Autodesk, Inc., and Smartsheet, Inc.) comprise 14.3% of our total annualized base rent at December 31, 2022, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2022 for our office properties, retail properties and the retail portion of our mixed-use property.
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
At December 31, 2022, our office, retail and mixed-use properties are located in five states: California, Washington, Oregon, Texas and Hawaii. At December 31, 2022, we had approximately 894 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California and Portland, Oregon, and we had 1,818 leases with residential tenants at December 31, 2022, excluding Santa Fe Park RV Resort.
As of December 31, 2022, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2023	$249,967
2024	226,431
2025	202,843
2026	186,930
2027	163,204
Thereafter	298,683
Total	$1,328,058
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

Current annual payments under the operating leases are as follows, as of December 31, 2022 (in thousands):

Year Ending December 31,
2023	$3,328
2024	3,428
2025	3,531
2026	3,584
2027	3,584
Thereafter	12,543
Total lease payments	$29,998
Imputed interest	(4,322)
Present value of lease liability	$25,676

Lease costs under the operating leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$3,377	$3,926
Sublease income	(3,416)	(3,634)
Total lease (income) cost	$(39)	$292

Weighted-average remaining lease term - operating leases (in years)	8.5
Weighted-average discount rate - operating leases	3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Year Ended December 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,232	$2,791

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

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Minimum rents
Office	$196,793	$180,704	$170,853
Retail	95,574	89,326	82,176
Multifamily	53,816	48,654	47,071
Mixed-Use	11,590	9,901	7,302
Percentage rent	4,004	4,337	3,516
Hotel revenue	38,115	24,935	17,209
Other	2,615	2,351	2,185
Total rental income	$402,507	$360,208	$330,312
Minimum rents include $5.9 million, $14.0 million and $18.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.3 million, $3.2 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Rental operating	$47,832	$41,488	$38,194
Hotel operating	25,833	17,518	13,691
Repairs and maintenance	22,222	18,113	17,813
Marketing	2,379	1,779	2,023
Rent	3,215	4,023	3,955
Hawaii excise tax	4,081	2,792	2,479
Management fees	2,083	1,267	1,023
Total rental expenses	$107,645	$86,980	$79,178

NOTE 15. OTHER (EXPENSE) INCOME
The principal components of other (expense) income, net are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest and investment income	$225	$324	$436
Income tax (expense) benefit	(850)	(738)	9
Other non-operating (expense) income	—	(4)	2
Total other (expense) income	$(625)	$(418)	$447

NOTE 16. RELATED PARTY TRANSACTIONS
During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Mr. Rady, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the leases of $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in rental income on the consolidated statements of comprehensive income.

At Torrey Reserve Campus, we lease space to EDisability, LLC, an entity majority owned and controlled by Mr. Rady. During the fourth quarter of 2020, we entered into a lease termination agreement with EDisability, LLC and entered into a new lease agreement for office space at Torrey Reserve Campus. Rents under the new lease agreement commenced on June 1, 2021 for an initial three years at an average rental rate of $0.1 million. Rent revenue recognized on the lease of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in rental income on the consolidated statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the years ending December 31, 2022, 2021 and 2020, we incurred approximately $0.2 million, $0.2 million and $0.0 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2022, Mr. Rady and his affiliates owned approximately 15.5% of our outstanding common stock and 19.4% of our outstanding common units, which together represent an approximate 34.7% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.3 million, $1.0 million and $1.0 million were made for the years ended December 31, 2022, 2021 and 2020, respectively, and included in rental expenses on the statements of comprehensive income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Office
Property revenue	$203,391	$186,366	$177,554
Property expense	(57,478)	(50,233)	(47,424)
Segment profit	145,913	136,133	130,130
Total Retail
Property revenue	100,912	94,662	88,280
Property expense	(30,306)	(27,983)	(27,374)
Segment profit	70,606	66,679	60,906
Total Multifamily
Property revenue	58,139	52,315	50,327
Property expense	(26,256)	(23,211)	(22,074)
Segment profit	31,883	29,104	28,253
Total Mixed-Use
Property revenue	60,206	42,485	28,412
Property expense	(38,393)	(28,347)	(24,247)
Segment profit	21,813	14,138	4,165
Total segments’ profit	$270,215	$246,054	$223,454
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total segments' profit	$270,215	$246,054	$223,454
General and administrative	(32,143)	(29,879)	(26,581)
Depreciation and amortization	(123,338)	(116,306)	(108,292)
Interest expense	(58,232)	(58,587)	(53,440)
Loss on early extinguishment of debt	—	(4,271)	—
Other (expense) income, net	(625)	(418)	447
Net income	55,877	36,593	35,588
Net income attributable to restricted shares	(648)	(564)	(383)
Net income attributable to unitholders in the Operating Partnership	(11,723)	(7,653)	(7,545)
Net income attributable to American Assets Trust, Inc. stockholders	$43,506	$28,376	$27,660

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2022	December 31, 2021
Net real estate
Office	$1,615,479	$1,536,212
Retail	579,219	591,107
Multifamily	370,993	381,315
Mixed-Use	168,865	173,347
	$2,734,556	$2,681,981
Secured Notes Payable (1)
Office	$75,000	$111,000
Retail	—	—
	$75,000	$111,000
Capital Expenditures (2)
Office	$102,443	$93,116
Retail	12,177	7,232
Multifamily	4,889	5,841
Mixed-Use	1,646	1,541
	$121,155	$107,730

(1)Excludes unamortized debt issuance costs of $0.4 million and $0.0 million as of December 31, 2022 and 2021, respectively.
(2)Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2022 and 2021 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total revenue	$106,000	$111,023	$104,155	$101,470
Operating income	27,073	31,003	28,316	28,342
Net income	12,406	16,369	13,588	13,514
Net income attributable to restricted shares	(184)	(155)	(154)	(155)
Net income attributable to unitholders in the Operating Partnership	(2,593)	(3,442)	(2,852)	(2,836)
Net income attributable to American Assets Trust, Inc. stockholders	$9,629	$12,772	$10,582	$10,523
Net income per share attributable to common stockholders - basic and diluted	$0.16	$0.21	$0.18	$0.18

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total revenue	$101,747	$98,286	$91,809	$83,986
Operating income	25,715	27,669	26,423	20,062
Net income	10,478	12,895	11,487	1,733
Net income attributable to restricted shares	(147)	(145)	(135)	(137)
Net income attributable to unitholders in the Operating Partnership	(2,194)	(2,709)	(2,411)	(339)
Net income attributable to American Assets Trust, Inc. stockholders	$8,137	$10,041	$8,941	$1,257
Net income per share attributable to common stockholders - basic and diluted	$0.14	$0.17	$0.15	$0.02

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2022 and 2021 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total revenue	$106,000	$111,023	$104,155	$101,470
Operating income	27,073	31,003	28,316	28,342
Net income	12,406	16,369	13,588	13,514
Net income attributable to restricted shares	(184)	(155)	(154)	(155)
Net income attributable to American Assets Trust, L.P. unit holders	$12,222	$16,214	$13,434	$13,359
Net income per unit attributable to unit holders - basic and diluted	$0.16	$0.21	$0.18	$0.18

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total revenue	$101,747	$98,286	$91,809	$83,986
Operating income	25,715	27,669	26,423	20,062
Net income	10,478	12,895	11,487	1,733
Net income attributable to restricted shares	(147)	(145)	(135)	(137)
Net income attributable to American Assets Trust, L.P. unit holders	$10,331	$12,750	$11,352	$1,596
Net income per unit attributable to common unit holders - basic and diluted	$0.14	$0.17	$0.15	$0.02

NOTE 19. SUBSEQUENT EVENTS
On January 3, 2023, we entered into a settlement agreement relating to certain building systems at our Hassalo on Eighth in which we received a net settlement payment of approximately $6.3 million.
On January 5, 2023, we entered into the Amended and Restated Term Loan Agreement, which increased the aggregate, unsecured borrowings from $150 million to $225 million and extended the maturity date of Term Loan B and Term Loan C from March 1, 2023 to January 5, 2025, with one, twelve-month extension option, subject to certain conditions.
On January 6, 2023, we repaid in full the $36 million outstanding balance on our revolving line of credit under our Third Amended and Restated Credit Facility.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2022	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2022		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$26,226	$26,816	$135,100	$(72,135)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	13,609	4,200	13,609	(9,790)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	40,192	31,034	96,852	(53,546)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	33,250	27,117	121,115	(74,353)	1967/1984/2006	4/8/2004	35 years
Gateway Marketplace	—	17,363	21,644	1,239	17,363	22,883	(4,633)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	227	8,239	12,580	(3,996)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	28,688	597	28,091	(9,188)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	14,207	8,620	25,469	(19,510)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	144	14,006	10,948	(5,695)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	—	40,980	38,842	4,785	40,980	43,627	(16,625)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	13,034	4,401	13,034	(8,772)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	44,974	70,644	156,781	(76,642)	1993/2008	9/16/2004	35 years
City Center Bellevue	75,000	25,135	190,998	51,599	25,135	242,597	(75,340)	1987	8/21/2012	40 years
Eastgate Office Park	—	35,822	82,737	1,243	35,822	83,980	(4,805)	1985	7/7/2021	40 years
Corporate Campus East III	—	23,203	55,992	2,918	23,203	58,910	(2,612)	1986	9/10/2021	40 years
Bel-Spring 520	—	13,744	30,339	22	13,744	30,361	(1,007)	1983	3/8/2022	40 years
First & Main	—	14,697	109,739	11,565	14,697	121,304	(41,405)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	34,632	34,575	175,828	(55,366)	1917/2000	6/30/2010	40 years
Lloyd Portfolio	—	18,660	61,401	105,236	11,845	173,452	(58,036)	1940-2015	7/1/2011	40 years
One Beach Street	—	15,332	18,017	37,688	15,332	55,705	(4,456)	1924/1972/1987/1992	1/24/2012	40 years
Solana Crossing:
Solana Crossing I-II	—	7,111	17,100	8,904	7,111	26,004	(9,131)	1982/2005	1/19/2011	40 years
Solana Crossing III-IV	—	7,298	27,887	7,474	7,298	35,361	(11,814)	1982/2005	1/19/2011	40 years
Solana Crossing Land	—	487	—	60	547	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	64,054	5,408	62,741	(25,708)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	—	3,263	—	32,234	4,309	31,188	(14,940)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	39,937	4,226	38,996	(18,644)	1996-1997	6/6/1989	40 years
Pacific VC	—	1,413	—	10,677	2,148	9,942	(6,380)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,963	911	1,767	(1,097)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	8,013	682	7,331	(2,660)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	4,012	1,017	2,995	(839)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	16,157	2,188	13,969	(4,362)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	49,815	5,050	47,579	(7,707)	2018	5/9/1997	40 years
La Jolla Commons
La Jolla Commons I-II	—	62,312	393,662	3,761	62,312	397,423	(46,846)	2008-2014	6/20/2019	40 years
La Jolla Commons Land	—	20,446	—	93,190	20,446	93,190	—	N/A	6/20/2019	N/A
Imperial Beach Gardens	—	1,281	4,820	6,767	1,281	11,587	(9,029)	1959/2008	7/31/1985	30 years
Loma Palisades	—	14,000	16,570	36,980	14,052	53,498	(33,405)	1958/2001 - 2008/2021	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	2,250	2,744	6,790	(4,513)	1986	5/9/2001	30 years

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2022	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2022		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Santa Fe Park RV Resort	—	401	928	1,539	401	2,467	(1,687)	1971/2007-2008	6/1/1979	30 years
Pacific Ridge Apartments	—	47,971	178,497	3,479	47,971	181,976	(38,188)	2013	4/28/2017	30 years
Hassalo on Eighth - Multifamily	—	—	—	178,564	6,219	172,345	(43,513)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	1,024	45,995	75,967	(27,336)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	14,772	30,640	74,801	(31,202)	2008/2014/2020	1/19/2011	35 years
	$75,000	$666,352	$1,954,013	$1,051,104	$701,326	$2,970,143	$(936,913)
(1) For Federal tax purposes, the aggregate tax basis is approximately $2.5 billion as of December 31, 2022.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Real estate assets
Balance, beginning of period	$3,529,371	3,246,874	3,188,697
Additions:
Property acquisitions	44,076	197,754	—
Improvements	116,613	93,455	64,997
Deductions:
Cost of Real Estate Sold	—	—	—
Other (1)	(18,591)	(8,712)	(6,820)
Balance, end of period	$3,671,469	$3,529,371	$3,246,874
Accumulated depreciation
Balance, beginning of period	$847,390	$754,140	$665,222
Additions—depreciation	108,118	101,962	95,738
Deductions:
Cost of Real Estate Sold	—	—	—
Other (1)	(18,595)	(8,712)	(6,820)
Balance, end of period	$936,913	$847,390	$754,140

(1)Other deductions for the years ended December 31, 2022, 2021 and 2020 represent the write-off of fully depreciated assets.