Form 10-Q
period 2023-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2023-04-28
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

American Assets Trust, Inc. had 60,716,820 shares of common stock, par value $0.01 per share, outstanding as of April 28, 2023.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2023 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2023, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,477,372	$3,468,537
Construction in progress	214,689	202,385
Held for development	547	547
	3,692,608	3,671,469
Accumulated depreciation	(962,697)	(936,913)
Real estate, net	2,729,911	2,734,556
Cash and cash equivalents	87,328	49,571
Accounts receivable, net	8,492	7,848
Deferred rent receivables, net	88,653	87,192
Other assets, net	105,840	108,714
TOTAL ASSETS	$3,020,224	$2,987,881
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,601	$74,578
Unsecured notes payable, net	1,613,014	1,539,453
Unsecured line of credit, net	—	34,057
Accounts payable and accrued expenses	65,946	65,992
Security deposits payable	8,839	8,699
Other liabilities and deferred credits, net	78,098	79,577
Total liabilities	1,840,498	1,802,356
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,717,835 and 60,718,653 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	607	607
Additional paid-in capital	1,463,236	1,461,201
Accumulated dividends in excess of net income	(254,879)	(251,167)
Accumulated other comprehensive income	8,165	10,624
Total American Assets Trust, Inc. stockholders’ equity	1,217,129	1,221,265
Noncontrolling interests	(37,403)	(35,740)
Total equity	1,179,726	1,185,525
TOTAL LIABILITIES AND EQUITY	$3,020,224	$2,987,881
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2023	2022
REVENUE:
Rental income	$102,710	$96,986
Other property income	5,044	4,484
Total revenue	107,754	101,470
EXPENSES:
Rental expenses	27,506	24,145
Real estate taxes	11,632	11,429
General and administrative	8,999	7,142
Depreciation and amortization	29,901	30,412
Total operating expenses	78,038	73,128
OPERATING INCOME	29,716	28,342
Interest expense, net	(15,729)	(14,666)
Other (expense) income, net	6,679	(162)
NET INCOME	20,666	13,514
Net income attributable to restricted shares	(189)	(155)
Net income attributable to unitholders in the Operating Partnership	(4,341)	(2,836)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$16,136	$10,523

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.27	$0.18
Weighted average shares of common stock outstanding - basic	60,144,609	60,038,683

Earnings per common share, diluted	$0.27	$0.18
Weighted average shares of common stock outstanding - diluted	76,326,146	76,220,220

DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32

COMPREHENSIVE INCOME
Net income	$20,666	$13,514
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(2,269)	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(854)	(275)
Comprehensive income	17,543	18,835
Comprehensive income attributable to non-controlling interests	(3,677)	(3,966)
Comprehensive income attributable to American Assets Trust, Inc.	$13,866	$14,869
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2022	60,718,653	$607	$1,461,201	$(251,167)	$10,624	$(35,740)	$1,185,525
Net income	—	—	—	16,325	—	4,341	20,666
Forfeiture of restricted stock	(818)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,037)	—	(5,340)	(25,377)
Stock-based compensation	—	—	2,035		—	—	2,035
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(1,786)	(483)	(2,269)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(673)	(181)	(854)
Balance at March 31, 2023	60,717,835	$607	$1,463,236	$(254,879)	$8,165	$(37,403)	$1,179,726

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2021	60,525,580	$605	$1,453,272	$(217,785)	$2,872	$(28,841)	$1,210,123
Net income	—	—	—	10,678	—	2,836	13,514
Forfeiture of restricted stock	(3,121)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,367)	—	(5,178)	(24,545)
Stock-based compensation	—	—	1,489	—	—	—	1,489
Shares withheld for employee taxes	(416)	—	(15)	—	—	—	(15)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	4,408	1,188	5,596
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(217)	(58)	(275)
Balance at March 31, 2022	60,522,043	$605	$1,454,746	$(226,474)	$7,063	$(30,053)	$1,205,887

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$20,666	$13,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,155)	(4,508)
Depreciation and amortization	29,901	30,412
Amortization of debt issuance costs and debt discounts	884	640
Provision for uncollectable rental income	518	92
Stock-based compensation expense	2,035	1,489
Other noncash interest expense, net	(854)	(275)
Other, net	207	(3,763)
Changes in operating assets and liabilities
Change in accounts receivable	(926)	(517)
Change in other assets	(218)	50
Change in accounts payable and accrued expenses	2,464	1,776
Change in security deposits payable	140	237
Change in other liabilities and deferred credits	305	2
Net cash provided by operating activities	51,967	39,149
INVESTING ACTIVITIES
Acquisition of real estate	—	(45,167)
Capital expenditures	(24,518)	(29,829)
Leasing commissions	(1,177)	(2,299)
Net cash used in investing activities	(25,695)	(77,295)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	225,000	—
Repayment of unsecured line of credit	(36,000)	—
Repayment of unsecured term loan	(150,000)	—
Debt issuance costs	(2,138)	(3,245)
Dividends paid to common stock and unitholders	(25,377)	(24,545)
Shares withheld for employee taxes	—	(15)
Net cash provided by (used in) financing activities	11,485	(27,805)
Net increase (decrease) in cash and cash equivalents	37,757	(65,951)
Cash and cash equivalents, beginning of period	49,571	139,524
Cash and cash equivalents, end of period	$87,328	$73,573
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$87,328	73,573
Restricted cash	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$87,328	$73,573
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,477,372	$3,468,537
Construction in progress	214,689	202,385
Held for development	547	547
	3,692,608	3,671,469
Accumulated depreciation	(962,697)	(936,913)
Real estate, net	2,729,911	2,734,556
Cash and cash equivalents	87,328	49,571
Accounts receivable, net	8,492	7,848
Deferred rent receivables, net	88,653	87,192
Other assets, net	105,840	108,714
TOTAL ASSETS	$3,020,224	$2,987,881
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,601	$74,578
Unsecured notes payable, net	1,613,014	1,539,453
Unsecured line of credit, net	—	34,057
Accounts payable and accrued expenses	65,946	65,992
Security deposits payable	8,839	8,699
Other liabilities and deferred credits, net	78,098	79,577
Total liabilities	1,840,498	1,802,356
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	(40,126)	(39,127)
General partner's capital, 60,717,835 and 60,718,653 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,208,964	1,210,641
Accumulated other comprehensive income	10,888	14,011
Total capital	1,179,726	1,185,525
TOTAL LIABILITIES AND CAPITAL	$3,020,224	$2,987,881

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2023	2022
REVENUE:
Rental income	$102,710	$96,986
Other property income	5,044	4,484
Total revenue	107,754	101,470
EXPENSES:
Rental expenses	27,506	24,145
Real estate taxes	11,632	11,429
General and administrative	8,999	7,142
Depreciation and amortization	29,901	30,412
Total operating expenses	78,038	73,128
OPERATING INCOME	29,716	28,342
Interest expense, net	(15,729)	(14,666)
Other (expense) income, net	6,679	(162)
NET INCOME	20,666	13,514
Net income attributable to restricted shares	(189)	(155)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$20,477	$13,359

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.27	$0.18
Weighted average units outstanding - basic	76,326,146	76,220,220

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.27	$0.18
Weighted average units outstanding - diluted	76,326,146	76,220,220

DISTRIBUTIONS PER UNIT	$0.33	$0.32

COMPREHENSIVE INCOME
Net income	$20,666	$13,514
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(2,269)	5,596
Reclassification of amortization of forward-starting swap realized gains included in interest expense	(854)	(275)
Comprehensive income	17,543	18,835
Comprehensive income attributable to Limited Partners	(3,677)	(3,966)
Comprehensive income attributable to General Partner	$13,866	$14,869

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2022	16,181,537	$(39,127)	60,718,653	$1,210,641	$14,011	$1,185,525
Net income	—	4,341	—	16,325	—	20,666
Forfeiture of restricted units	—	—	(818)	—	—	—
Distributions	—	(5,340)	—	(20,037)	—	(25,377)
Stock-based compensation	—	—	—	2,035	—	2,035
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(2,269)	(2,269)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(854)	(854)
Balance at March 31, 2023	16,181,537	$(40,126)	$60,717,835	$1,208,964	$10,888	$1,179,726

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2021	16,181,537	$(30,138)	60,525,580	$1,236,092	$4,169	$1,210,123
Net income	—	2,836	—	10,678	—	13,514
Forfeiture of restricted units	—	—	(3,121)	—	—	—
Distributions	—	(5,178)	—	(19,367)	—	(24,545)
Stock-based compensation	—	—	—	1,489	—	1,489
Units withheld for employee taxes	—	—	(416)	(15)	—	(15)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	5,596	5,596
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(275)	(275)
Balance at March 31, 2022	16,181,537	$(32,480)	$60,522,043	$1,228,877	$9,490	$1,205,887

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$20,666	$13,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,155)	(4,508)
Depreciation and amortization	29,901	30,412
Amortization of debt issuance costs and debt discounts	884	640
Provision for uncollectable rental income	518	92
Stock-based compensation expense	2,035	1,489
Other noncash interest expense, net	(854)	(275)
Other, net	207	(3,763)
Changes in operating assets and liabilities
Change in accounts receivable	(926)	(517)
Change in other assets	(218)	50
Change in accounts payable and accrued expenses	2,464	1,776
Change in security deposits payable	140	237
Change in other liabilities and deferred credits	305	2
Net cash provided by operating activities	51,967	39,149
INVESTING ACTIVITIES
Acquisition of real estate	—	(45,167)
Capital expenditures	(24,518)	(29,829)
Leasing commissions	(1,177)	(2,299)
Net cash used in investing activities	(25,695)	(77,295)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	225,000	—
Repayment of unsecured line of credit	(36,000)	—
Repayment of unsecured notes payable	(150,000)	—
Debt issuance costs	(2,138)	(3,245)
Distributions	(25,377)	(24,545)
Shares withheld for employee taxes	—	(15)
Net cash provided by (used in) financing activities	11,485	(27,805)
Net increase (decrease) in cash and cash equivalents	37,757	(65,951)
Cash and cash equivalents, beginning of period	49,571	139,524
Cash and cash equivalents, end of period	$87,328	$73,573

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$87,328	$73,573
Restricted cash	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$87,328	$73,573
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2023
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
We are a full service, vertically integrated, and self-administered REIT with approximately 226 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2023, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2023, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
March 31, 2023
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
The accompanying consolidated financial statements of the company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2022.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Total interest costs incurred	$17,571	$15,847
Interest capitalized	$1,842	$1,181
Interest expense, net	$15,729	$14,666
Cash paid for interest, net of amounts capitalized	$20,375	$19,722
Cash paid for income taxes	$392	$127
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$18,322	$19,677
Accrued leasing commissions	$2,443	$3,389

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our significant accounting policies during the three months ended March 31, 2023.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at March 31, 2023 and December 31, 2022 was approximately $2.3 million and $2.1 million, respectively.
Rent Concessions – COVID-19
Due to the impacts of COVID-19, in 2020 through 2022 we provided lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842").
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that have been or are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, and permits the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, is generally only available with a sunset date of December 31, 2024. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
In-place leases	$58,119	$58,119
Accumulated amortization	(35,868)	(34,593)
Above market leases	1,885	1,885
Accumulated amortization	(1,789)	(1,778)
Acquired lease intangible assets, net	$22,347	$23,633
Below market leases	$52,832	$52,832
Accumulated accretion	(33,961)	(33,168)
Acquired lease intangible liabilities, net	$18,871	$19,664

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,369	$—	$2,369	$—	$2,411	$—	$2,411
Interest rate swap asset	$—	$7,909	$—	$7,909	$—	$9,986	$—	$9,986
Interest rate swap liability	$—	$388	$—	$388	$—	$196	$—	$196
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 5.0% to 6.0%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying values of our term loans set forth below are deemed to be at fair value since the outstanding debt is directly tied to monthly Secured Overnight Financing Rate (“SOFR”) contracts. A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,601	$75,854	$74,578	$75,129
Unsecured term loans, net	$322,628	$325,000	$249,428	$250,000
Unsecured senior guaranteed notes, net	$798,465	$772,082	$798,362	$761,470
Senior unsecured notes, net	$491,921	$409,455	$491,663	$403,500
Unsecured line of credit, net	$—	$—	$34,057	$36,000

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2023 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$3,745
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$3,747
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$417
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$(388)
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate the cash flow hedges in place will reduce interest expense by approximately $0.4 million.
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and counterparty credit risk and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasing commissions, net of accumulated amortization of $44,962 and $43,078, respectively	$37,655	$38,436
Interest rate swap asset	7,909	9,986
Acquired above market leases, net	96	107
Acquired in-place leases, net	22,251	23,526
Lease incentives, net of accumulated amortization of $1,055 and $1,012, respectively	1,513	1,296
Other intangible assets, net of accumulated amortization of $1,640 and $1,549, respectively	2,074	2,165
Debt issuance costs, net of accumulated amortization of $415 and $0, respectively	1,782	—
Right-of-use lease asset, net	23,325	23,921
Prepaid expenses and other	9,235	9,277
Total other assets	$105,840	$108,714

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Acquired below market leases, net	$18,871	$19,664
Prepaid rent and deferred revenue	18,428	17,971
Interest rate swap liability	388	196
Deferred compensation	2,369	2,411
Deferred tax liability	852	852
Straight-line rent liability	12,024	12,746
Lease liability	25,092	25,676
Other liabilities	74	61
Total other liabilities and deferred credits, net	$78,098	$79,577
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of March 31, 2023 and December 31, 2022 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2023	December 31, 2022	as of March 31, 2023
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $474 and $452, respectively	(399)	(422)
Total Secured Notes Payable Outstanding	$74,601	$74,578

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of March 31, 2023, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2023 and December 31, 2022 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2023	December 31, 2022	as of March 31, 2023
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	150,000	100,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	75,000	50,000	Variable	(4)	January 5, 2025	(2)
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(8)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
	1,625,000	1,550,000
Debt discount and issuance costs, net of accumulated amortization of $5,703 and $11,709, respectively	(11,986)	(10,547)
Total Unsecured Notes Payable	$1,613,014	$1,539,453

(1)The Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.70% through its maturity date, subject to adjustments based on our consolidated leverage ratio.
(2)On January 5, 2023, we extended Term Loan B and Term Loan C to a maturity date of January 5, 2025 with one, twelve-month extension option and increased the fully drawn borrowings thereunder to $150 million and $75 million, respectively.
(3)The Operating Partnership entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan B as follows, in each case subject to adjustments based on our consolidated leverage ratio: (a) from March 1, 2018 through November 30, 2022, the effective interest rate associated with Term Loan B was approximately 2.65% (and such interest rate swap agreement was terminated as of November 30, 2022) and (b) from January 5, 2023 through January 4, 2025, the effective interest rate associated with Term Loan B is approximately 5.47% for the first year (January 5, 2023 through January 4, 2024) and 5.57% for the second year (January 5, 2024 through January 4, 2025) of Term Loan B. Note that variable interest was paid on Term Loan B from December 1, 2022 through January 4, 2023 at 5.32% as there were no interest rate swap agreements in place during such time period on Term Loan B.
(4)The Operating Partnership has entered into an interest rate swap agreement that is intended to fix the interest rate associated with Term Loan C as follows, in each case subject to adjustments based on our consolidated leverage ratio: (a) from March 1, 2018 through November 30, 2022, the effective interest rate associated with Term Loan C was approximately 2.64% (and such interest rate swap agreement was terminated as of November 30, 2022) and (b) from January 5, 2023 through January 4, 2025, the effective interest rate associated with Term Loan C is approximately 5.47% for the first year (January 5, 2023 through January 4, 2024) and 5.57% for the second year (January 5, 2024 through January 4, 2025) of Term Loan C. Note that variable interest was paid on Term Loan C from December 1, 2022 through January 4, 2023 at 5.32% as there were no interest rate swap agreements in place during such time period on Term Loan C.
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
March 31, 2023
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
Certain unsecured loans and notes require the Operating Partnership to comply with various financial covenants. As of March 31, 2023, the Operating Partnership was in compliance with these financial covenants.

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

On January 5, 2023, we entered into the Amended and Restated Term Loan Agreement, which increased the aggregate unsecured borrowings from $150 million to $225 million and extended the maturity date of Term Loan B and Term Loan C from March 1, 2023 to January 5, 2025, with one, twelve-month extension option, subject to certain conditions. Borrowings under the Amended and Restated Term Loan Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable SOFR, plus a SOFR adjustment and a spread (based on the Operating Partnership’s consolidated leverage ratio and applicable year of Term Loan B and Term Loan C) ranging from 1.20% to 1.90%, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps and (d) the one-month SOFR, plus a SOFR adjustment and 100 bps, plus, in each case, a spread (based on the Operating Partnership’s consolidated leverage ratio and applicable year of the Term Loan B and Term Loan C) ranging from 0.20% to 0.90%. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid based on the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Amended and Restated Term Loan Agreement.

Prior to entering into the Amended and Restated Term Loan Agreement, the Operating Partnership entered into interest rate swap agreements that are intended to fix the interest rate associated with Term Loan B and Term Loan C at approximately (1) 5.47% for the first year of Term Loan B and Term Loan C and (2) 5.57% for the second year of Term Loan B and Term Loan C, subject to adjustments based on the company’s consolidated leverage ratio.

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
March 31, 2023
(Unaudited)

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
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “2022 Revolver Loan”) and a term loan of $100 million (the “2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable SOFR, plus the applicable SOFR Adjustment, and a spread which ranges from (a) 1.05% to 1.50% (with respect to the 2022 Revolver Loans) and (b) 1.20% to 1.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the 2022 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio. On January 14, 2022, the Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. At March 31, 2023, there were no amounts outstanding under the 2022 Revolver Loan and we had incurred approximately $1.8 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the three months ended March 31, 2023, the weighted average interest rate on the 2022 Revolver Loan was 5.80%

Additionally, the Third Amended and Restated Credit Facility includes a number of customary financial covenants, including:
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
As of March 31, 2023, the Operating Partnership was in compliance with the financial covenants in the Third Amended and Restated Credit Facility.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at March 31, 2023. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2023, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended March 31, 2023 and 2022 does not include the weighted average of 573,253 and 485,493 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2023, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2023, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of March 31, 2023, we have no obligation to sell the remaining shares available for sale under the ATM equity program.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2023:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2023	$0.33	January 1, 2023 to March 31, 2023	March 23, 2023
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
March 31, 2023
(Unaudited)

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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2023:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	574,044	$20.98
Granted	—	—
Vested	—	—
Forfeited	(818)	20.93
Nonvested at March 31, 2023	573,226	$20.98
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.0 million and $1.5 million in noncash compensation expense for the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $9.5 million at March 31, 2023.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 573,253 and 485,493 for the three months ended March 31, 2023 and 2022, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2023 and 2022, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
NUMERATOR
Net income	$20,666	$13,514
Less: Net income attributable to restricted shares	(189)	(155)
Less: Income from operations attributable to unitholders in the Operating Partnership	(4,341)	(2,836)
Net income attributable to common stockholders—basic	$16,136	$10,523
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$16,136	$10,523
Plus: Income from operations attributable to unitholders in the Operating Partnership	4,341	2,836
Net income attributable to common stockholders—diluted	$20,477	$13,359
DENOMINATOR
Weighted average common shares outstanding—basic	60,144,609	60,038,683
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,326,146	76,220,220

Earnings per common share, basic	$0.27	$0.18
Earnings per common share, diluted	$0.27	$0.18

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
A deferred tax asset is included in our consolidated balance sheets of $0.7 million and $0.7 million, and a deferred tax liability is included in our consolidated balance sheets of $0.9 million and $0.9 million as of March 31, 2023 and December 31, 2022, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2023, we recorded income tax expense of $0.3 million. For the three months ended March 31, 2022, we recorded income tax expense of $0.2 million.
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
March 31, 2023
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 4.0% of the hotel's gross room revenue through December 2022 and 5.0% of the hotel's gross room revenue thereafter, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $6.6 million based on operating performance through March 31, 2023.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 23.8% of total revenues for the three months ended March 31, 2023. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 47.3% of total revenues for the three months ended March 31, 2023. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the three months ended March 31, 2023 and 2022, no tenant accounted for more than 10% of our total rental revenue.
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
As of March 31, 2023, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2023 (nine months ending December 31, 2023)	$188,878
2024	231,639
2025	208,649
2026	191,878
2027	167,065
Thereafter	316,554
Total	$1,304,663

The above future minimum rentals exclude residential leases, which typically range from 7 to 15 months, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
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
Current annual payments under the operating leases are as follows, as of March 31, 2023 (in thousands):

Year Ending December 31,
2023 (nine months ending December 31, 2023)	$2,509
2024	3,428
2025	3,531
2026	3,584
2027	3,584
Thereafter	12,543
Total lease payments	29,179
Imputed interest	(4,087)
Present value of lease liability	$25,092

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$927	$844
Sublease income	(1,003)	(763)
Total lease (income) cost	$(76)	$81

Weighted-average remaining lease term - operating leases (in years)	8.3
Weighted-average discount rate - operating leases	3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$820	$796

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease rental income
Office	$49,326	$48,050
Retail	24,678	24,041
Multifamily	14,517	12,916
Mixed-use	2,950	2,800
Percentage rent	555	482
Hotel revenue	10,018	8,055
Other	666	642
Total rental income	$102,710	$96,986
Lease rental income includes $2.2 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Rental operating	$12,440	$11,144
Hotel operating	6,917	5,648
Repairs and maintenance	5,235	4,760
Marketing	508	519
Rent	883	809
Hawaii excise tax	971	809
Management fees	552	456
Total rental expenses	$27,506	$24,145

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

NOTE 14. OTHER (EXPENSE) INCOME, NET
The principal components of other expense, net, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest and investment income	$434	$36
Income tax expense	(270)	(198)
Other non-operating income	6,515	—
Total other (expense) income, net	$6,679	$(162)

NOTE 15. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, is included in rental income on the statements of comprehensive income.

On occasion. the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the three months ended March 31, 2023 and 2022, we incurred approximately $0.1 million and $0.0 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
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
March 31, 2023
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Total Office
Property revenue	$50,970	$49,569
Property expense	(14,821)	(13,330)
Segment profit	36,149	36,239
Total Retail
Property revenue	25,627	24,841
Property expense	(7,704)	(7,728)
Segment profit	17,923	17,113
Total Multifamily
Property revenue	15,563	13,889
Property expense	(6,531)	(6,079)
Segment profit	9,032	7,810
Total Mixed-Use
Property revenue	15,594	13,171
Property expense	(10,082)	(8,437)
Segment profit	5,512	4,734
Total segments’ profit	$68,616	$65,896
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2023	2022
Total segments’ profit	$68,616	$65,896
General and administrative	(8,999)	(7,142)
Depreciation and amortization	(29,901)	(30,412)
Interest expense, net	(15,729)	(14,666)
Other income (expense), net	6,679	(162)
Net income	20,666	13,514
Net income attributable to restricted shares	(189)	(155)
Net income attributable to unitholders in the Operating Partnership	(4,341)	(2,836)
Net income attributable to American Assets Trust, Inc. stockholders	$16,136	$10,523

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2023
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2023	December 31, 2022
Net Real Estate
Office	$1,617,945	$1,615,479
Retail	575,148	579,219
Multifamily	368,334	370,993
Mixed-Use	168,484	168,865
	$2,729,911	$2,734,556
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes debt issuance costs of $0.4 million and $0.4 million for each of the periods ended March 31, 2023 and December 31, 2022, respectively.
Capital expenditures for each segment for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Capital Expenditures (1)
Office	$20,725	$26,666
Retail	2,525	3,560
Multifamily	1,313	1,571
Mixed-Use	1,132	331
	$25,695	$32,128
(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, or new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2022.

Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of March 31, 2023, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of March 31, 2023, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of March 31, 2023. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2022. We have not made any material changes to these policies during the periods covered by this report, other than those described in Footnote 1.

Same-store

We have provided certain information on a total portfolio, same-store and redevelopment same-store basis. Information provided on a same-store basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, properties under development, properties classified as held for development and properties classified as discontinued operations. Information provided on a redevelopment same-store basis includes the results of properties undergoing significant redevelopment for the entirety or portion of both periods being compared. Same-store and redevelopment same-store are considered by management to be important measures because they assist in eliminating disparities due to the development, acquisition or disposition of properties during the particular period presented, and thus provide a more consistent performance measure for the comparison of the company's stabilized and redevelopment properties, as applicable. Additionally, redevelopment same-store is considered by management to be an important measure because it assists in evaluating the timing of the start and stabilization of our redevelopment opportunities and the impact that these redevelopments have in enhancing our operating performance.
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

Below is a summary of our same-store composition for the three months ended March 31, 2023 and 2022. Bel-Spring 520 is classified as a non-same-store property, as it was acquired on March 8, 2022. In our determination of same-store and redevelopment same-store properties for the three months ended March 31, 2023, One Beach Street has been identified as a same-store redevelopment property due to significant redevelopment activity.

Retail same-store net operating income increased approximately 4.7% for the three months ended March 31, 2023 compared to the same period in 2022. Office same-store net operating income decreased (1.1)% for the three months ended March 31, 2023 compared to the same period in 2022. Office redevelopment same-store net operating income decreased (1.4)% for the three months ended March 31, 2023 compared to the same period in 2022.

	Three Months Ended March 31,
	2023	2022
Same-Store	29	27
Non-Same-Store	2	4
Total Properties	31	31

Redevelopment Same-Store	30	28

Total Development Properties	3	3

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

COVID-19

We continue to closely monitor the impact of COVID-19 on our business. We are unable to predict the future impact that COVID-19 will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the scope, severity and duration of the virus (including future mutations), governmental, business and individual actions taken to stop its the spread or to mitigate its impact, the availability and adoption of COVID-19 vaccines, and the economic effects of the virus and containment measures, among others. Although many measures aimed to stop the spread of COVID-19 have been lifted, we cannot predict whether they will be reinstated or whether more restrictive measures may be imposed. It is also unclear whether customers’ concerns about the transmission of COVID-19 or other diseases will impact their willingness to visit certain of our tenants' businesses.

We believe our financial condition and liquidity are currently strong. Although there is uncertainty related to COVID-19’s impact on our future results, we believe our efficient business model and steps we have taken to strengthen our balance sheet will continue to allow us to manage our business through this evolving crisis.
Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. Furthermore, we believe the locations of our properties and diversified portfolio will mitigate some of the potentially negative impact of the current economic environment. However, in the short-term due to COVID-19, we have seen a meaningful negative impact on certain of our tenants' operations and ability to pay rent, primarily in the retail sector; any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, including as a result of COVID-19, will adversely affect our financial condition and results of operations.
During the three months ended March 31, 2023, we signed 15 office leases for a total of 79,862 square feet of office space including 56,139 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 10.1% and 22.5%, respectively. New office leases for comparable spaces were signed for 2,256 square feet at an average rental rate increase on a cash and GAAP basis of 23.2% and 20.6%, respectively. Renewals for comparable office spaces were signed for 53,883 square feet at an average rental rate increase on a cash and GAAP basis of 9.7% and 22.6%, respectively. Tenant improvements and incentives were $57.1 per square foot of office space for comparable new leases for the three months ended March 31, 2023, mainly due to a tenant at Solana Crossing.

During the three months ended March 31, 2023, we signed 16 retail leases for a total of 35,589 square feet of retail space including 30,756 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 9.5% and 27.7%, respectively. New retail leases for comparable spaces were signed for 1,598 square feet at an average rental rate increase on a cash basis of 48.5%. Renewals for comparable retail spaces were signed for 29,158 square feet at an average rental rate increase on a cash and GAAP basis of 8.3% and 22.7%, respectively. Tenant improvements and incentives were $9.39 per square foot of retail space for comparable new leases for the three months ended March 31, 2023, mainly due to a tenant at Waikele Center.

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

The leases signed in 2023 generally become effective over the following year, though some may not become effective until 2024 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, we believe that these increases do provide information about the tenant/landlord relationship and the potential fluctuations we may achieve in rental income over time.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $9.6 million and $22.7 million for the three months ended March 31, 2023 and 2022, respectively.

We capitalized external and internal costs related to other property improvements combined of $12.4 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $1.8 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022
The following summarizes our consolidated results of operations for the three months ended March 31, 2023 compared to our consolidated results of operations for the three months ended March 31, 2022. As of March 31, 2023, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2023, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of March 31, 2022, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2023	2022
Revenues
Rental income	$102,710	$96,986	$5,724	6%
Other property income	5,044	4,484	560	12
Total property revenues	107,754	101,470	6,284	6
Expenses
Rental expenses	27,506	24,145	3,361	14
Real estate taxes	11,632	11,429	203	2
Total property expenses	39,138	35,574	3,564	10
Total property income	68,616	65,896	2,720	4
General and administrative	(8,999)	(7,142)	(1,857)	26
Depreciation and amortization	(29,901)	(30,412)	511	(2)
Interest expense, net	(15,729)	(14,666)	(1,063)	7
Other (expense) income, net	6,679	(162)	6,841	(4,223)
Total other, net	(47,950)	(52,382)	4,432	(8)
Net income	20,666	13,514	7,152	53
Net income attributable to restricted shares	(189)	(155)	(34)	22
Net income attributable to unitholders in the Operating Partnership	(4,341)	(2,836)	(1,505)	53
Net income attributable to American Assets Trust, Inc. stockholders	$16,136	$10,523	$5,613	53%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $6.3 million, or 6%, to $107.8 million for the three months ended March 31, 2023 compared to $101.5 million for the three months ended March 31, 2022. The percentage leased was as follows for each segment as of March 31, 2023 and 2022:

	Percentage Leased(1)
	March 31,
	2023	2022
Office	88.1%	91.5%
Retail	93.8%	92.2%
Multifamily	91.8%	94.8%
Mixed-Use (2)	95.0%	94.3%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2023 or 2022, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the new acquisition of Bel-Spring 520, the increase in occupancy and rate at Waikiki Beach Walk Embassy Suites™, the increase in monthly base rents in our multifamily portfolio and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $5.7 million, or 6%, to $102.7 million for the three months ended March 31, 2023 compared to $97.0 million for the three months ended March 31, 2022. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2023	2022			2023	2022
Office	$49,692	$48,411	$1,281	3	$48,909	$48,212	$697	1
Retail	25,312	24,517	795	3	25,312	24,517	795	3
Multifamily	14,605	12,974	1,631	13	14,605	12,974	1,631	13
Mixed-Use	13,101	11,084	2,017	18	13,101	11,084	2,017	18
	$102,710	$96,986	$5,724	6%	$101,927	$96,787	$5,140	5%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) Bel-Spring 520, which was acquired on March 8, 2022; (iii) the 710 building at Lloyd District Portfolio which was placed into operations on November 1, 2022, approximately one year after completing renovations of the building and (iv) land held for development.
Total office rental revenue increased $1.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the recent acquisition of Bel-Spring 520, which accounted for $0.6 million of the increase. Same-store office rental revenue increased by $0.7 million due to higher occupancy at Torrey Reserve Campus, and higher annualized base rents at La Jolla Commons and The Landmark at One Market.
Total retail rental revenue increased $0.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to new tenant leases and prior tenants on alternate rent reverting back to basic monthly rent. These increases were primarily related to Carmel Mountain Plaza, Alamo Quarry Market, Del Monte Center and Lomas Santa Fe Plaza.
Multifamily revenue increased $1.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an overall increase in average monthly base rent, with an overall decrease in occupancy. Average monthly base rent and occupancy was $2,514 and 93.0%, respectively for the three months ended March 31, 2023 compared to $2,217 and 95.1%, respectively for the three months ended March 31, 2022.
Total mixed-use rental revenue increased $2.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 81.9% and $302 for the three months ended March 31, 2023, respectively, compared to 72.8% and $243 for three months ended March 31, 2022, respectively.

Other property income. Other property income increased $0.6 million, or 12%, to $5.0 million for the three months ended March 31, 2023 compared to $4.5 million for the three months ended March 31, 2022. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2023	2022			2023	2022
Office	$1,278	$1,158	$120	10	$1,271	$1,130	$141	12
Retail	315	324	(9)	(3)	315	324	(9)	(3)
Multifamily	958	915	43	5	958	915	43	5
Mixed-Use	2,493	2,087	406	19	2,493	2,087	406	19
	$5,044	$4,484	$560	12%	$5,037	$4,456	$581	13%
Office other property income increased by $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main.
Mixed-use other property income increased by $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $3.6 million, or 10%, to $39.1 million, for the three months ended March 31, 2023 compared to $35.6 million for the three months ended March 31, 2022.
Rental Expenses. Rental expenses increased $3.4 million, or 14%, to $27.5 million for the three months ended March 31, 2023 compared to $24.1 million for the three months ended March 31, 2022. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2023	2022			2023	2022
Office	$9,528	$8,240	$1,288	16	$9,111	$8,025	$1,086	14
Retail	4,052	4,004	48	1	4,052	4,004	48	1
Multifamily	4,745	4,315	430	10	4,745	4,315	430	10
Mixed-Use	9,181	7,586	1,595	21	9,181	7,586	1,595	21
	$27,506	$24,145	$3,361	14%	$27,089	$23,930	$3,159	13%
Office rental expense increased $1.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to $0.2 million related to the recent acquisition of Bel-Spring 520. Same-store office rental expenses increased $1.1 million due to an increase in repairs and maintenance services, utilities expenses and facility services and other operating expenses as our tenants' employees have started returning to the office in-person.
Multifamily rental expense increased $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in repairs and maintenance, facilities services and employee related costs.
Mixed-use rental expense increased $1.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in hotel room expenses, general excise tax expenses and employee related costs at the hotel portion of our mixed-use property and general excise tax expense and employee related costs at the retail portion of our mixed-use property. These increases are in line with increased tourism and higher hotel occupancy as travel restrictions to Hawaii have been relaxed since the three months ended March 31, 2022.

Real Estate Taxes. Real estate taxes increased $0.2 million, or 2%, to $11.6 million for the three months ended March 31, 2023 compared to $11.4 million for the three months ended March 31, 2022. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2023	2022			2023	2022
Office	$5,293	$5,090	$203	4	$5,166	$5,024	$142	3
Retail	3,652	3,724	(72)	(2)	3,652	3,724	(72)	(2)
Multifamily	1,786	1,764	22	1	1,786	1,764	22	1
Mixed-Use	901	851	50	6	901	851	50	6
	$11,632	$11,429	$203	2%	$11,505	$11,363	$142	1%
Office real estate taxes increased $0.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the recent acquisition of Bel-Spring 520 and increase in property value assessments at Eastgate Office Park and Corporate Campus East III.
Retail real estate taxes decreased $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a one-time real estate tax refund received during the three months ended March 31, 2023 for Carmel Mountain Plaza and Geary Marketplace for prior tax assessments years.
Mixed-use real estate taxes increased $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due an increase in property value assessments.
Property Operating Income
Property operating income increased $2.7 million, or 4%, to $68.6 million for the three months ended March 31, 2023, compared to $65.9 million for the three months ended March 31, 2022. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2023	2022			2023	2022
Office	$36,149	$36,239	$(90)	—	$35,903	$36,293	$(390)	(1)
Retail	17,923	17,113	810	5	17,923	17,113	810	5
Multifamily	9,032	7,810	1,222	16	9,032	7,810	1,222	16
Mixed-Use	5,512	4,734	778	16	5,512	4,734	778	16
	$68,616	$65,896	$2,720	4%	$68,370	$65,950	$2,420	4%
Same-store office property operating income decreased $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher rental expenses of $1.1 million as our tenants' employees have started returning to the office in-person and higher real estate taxes. These increases in expenses are offset by higher parking income and increase in rental revenue due to higher occupancy at Torrey Reserve Campus, and higher annualized base rents at La Jolla Commons and The Landmark at One Market.
Total retail property operating income increased $0.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to new tenant leases and prior tenants on alternate rent reverting back to basic monthly rent. Additionally, real estate taxes decreased primarily due to a one-time real estate tax refunds received during the three months ended March 31, 2023 for Carmel Mountain Plaza and Geary Marketplace.
Total multifamily property operating income increased $1.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an overall increase in average monthly base rent of $2,514 for the three months ended March 31, 2023 compared to $2,217 for the three months ended March 31, 2022. Average occupancy decreased to 93.0% for the three months ended March 31, 2023 compared to 95.1% for the three months ended March 31, 2022. This increase in revenue was partially offset by an increase in rental expenses related to repairs and maintenance and facilities services.

Total mixed-use property operating income increased $0.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increase in tourism and related increase in hotel occupancy. This led to an increase in average occupancy and revenue per available room to 81.9% and $302, respectively, for the three months ended March 31, 2023, compared to 72.8% and $243, respectively, for three months ended March 31, 2022. This also led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property. These increases were offset by higher hotel room expenses, general excise tax expenses and employee related costs at both the hotel and retail portions of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased to $9.0 million for the three months ended March 31, 2023, compared to $7.1 million for the three months ended March 31, 2022. This increase was primarily due to an increase in stock-based compensation expense, general legal expenses and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense decreased to $29.9 million for the three months ended March 31, 2023, compared to $30.4 million for the three months ended March 31, 2022. This was due to acceleration of assets related to tenants vacating space during the three months ended March 31, 2022 at City Center Bellevue, Eastgate Office Park and Corporate Campus East III. This decrease was partially offset by new building and tenant improvement assets put into service in 2022 at Bel-Spring 520, First & Main and Torrey Reserve Campus.
Interest Expense, net. Interest expense increased by $1.1 million, or 7%, to $15.7 million for the three months ended March 31, 2023, compared to $14.7 million for the three months ended March 31, 2022. This increase was primarily due to higher interest on our $225 million Amended and Restated Term Loan Agreement and related amortization of loan fees. These increases were offset by an increase in capitalized interest related to our development projects.
Other (Expense) Income, Net. Other income, net increased $6.8 million, or 4,223%, to other income, net of $6.7 million for the three months ended March 31, 2023, compared to other expense, net of $0.2 million for the three months ended March 31, 2022,primarily due to the net settlement payment of approximately $6.3 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property and an increase of $0.4 million in interest and investment income attributed to higher yield on our average cash balance during the period.
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

As of March 31, 2023, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2023, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

On December 3, 2021, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2023, no shares of common stock were sold through the ATM equity program.

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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2023, we held $87.3 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2023 and first quarter 2024 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022
Cash, cash equivalents, and restricted cash were $87.3 million and $73.6 million at March 31, 2023 and 2022, respectively.
Net cash provided by operating activities increased $12.8 million to $52.0 million for the three months ended March 31, 2023 compared to $39.1 million for the three months ended March 31, 2022. The increase in cash from operations was primarily due to the net settlement received related to certain building systems at our Hassalo on Eighth, increase in rental revenue in multifamily and the hotel portion of our mixed-use property, and changes in operating assets and liabilities.
Net cash used in investing activities decreased $51.6 million to $25.7 million for the three months ended March 31, 2023 compared to $77.3 million for the three months ended March 31, 2022. The decrease in cash used was primarily due to our newest acquisition of Bel-Spring 520 on March 8, 2022, and decrease in capital expenditures at La Jolla Commons III and One Beach Street.
Net cash provided by financing activities increased $39.3 million to $11.5 million for the three months ended March 31, 2023 compared to cash used in financing activities of $27.8 million for the three months ended March 31, 2022. The increase in cash provided by financing activities was primarily due to the term loan agreement that was amended and restated, among other things, to increase the fully drawn borrowings from $150 million to $225 million. This was partially offset by the repayment of the outstanding balance on the revolving line of credit.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2023 and 2022 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2023	2022
Net operating income	$68,616	$65,896
General and administrative	(8,999)	(7,142)
Depreciation and amortization	(29,901)	(30,412)
Interest expense, net	(15,729)	(14,666)
Other (expense) income, net	6,679	(162)
Net income	$20,666	$13,514

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

The following table sets forth a reconciliation of our FFO for the three months ended March 31, 2023 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

Three Months Ended March 31,
2023
Funds from Operations (FFO)
Net income	$20,666
Plus: Real estate depreciation and amortization	29,901
Funds from operations	50,567
Less: Nonforfeitable dividends on incentive restricted stock awards	(187)
FFO attributable to common stock and units	$50,380
FFO per diluted share/unit	$0.66
Weighted average number of common shares and units, diluted (1)	76,330,711
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2023, we had $1.4 billion of fixed rate debt outstanding with an estimated fair value of $1.3 billion. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. If interest rates at March 31, 2023 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $48.2 million. If interest rates at March 31, 2023 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $66.9 million. Additionally, we consider $325.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of March 31, 2023 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.

Variable Interest Rate Debt
At March 31, 2023, we had $325.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2023, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2023, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022.
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	April 28, 2023	Date:	April 28, 2023