Form 10-Q
period 2023-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2023-07-28
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

American Assets Trust, Inc. had 60,724,630 shares of common stock, par value $0.01 per share, outstanding as of July 28, 2023.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2023 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2023, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,489,314	$3,468,537
Construction in progress	220,906	202,385
Held for development	547	547
	3,710,767	3,671,469
Accumulated depreciation	(988,560)	(936,913)
Real estate, net	2,722,207	2,734,556
Cash and cash equivalents	84,709	49,571
Accounts receivable, net	7,348	7,848
Deferred rent receivables, net	89,042	87,192
Other assets, net	109,154	108,714
TOTAL ASSETS	$3,012,460	$2,987,881
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,623	$74,578
Unsecured notes payable, net	1,613,663	1,539,453
Unsecured line of credit, net	—	34,057
Accounts payable and accrued expenses	62,961	65,992
Security deposits payable	8,680	8,699
Other liabilities and deferred credits, net	76,417	79,577
Total liabilities	1,836,344	1,802,356
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,724,630 and 60,718,653 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	607	607
Additional paid-in capital	1,465,346	1,461,201
Accumulated dividends in excess of net income	(262,745)	(251,167)
Accumulated other comprehensive income	11,524	10,624
Total American Assets Trust, Inc. stockholders’ equity	1,214,732	1,221,265
Noncontrolling interests	(38,616)	(35,740)
Total equity	1,176,116	1,185,525
TOTAL LIABILITIES AND EQUITY	$3,012,460	$2,987,881
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Rental income	$103,901	$99,016	$206,611	$196,002
Other property income	5,820	5,139	10,864	9,623
Total revenue	109,721	104,155	217,475	205,625
EXPENSES:
Rental expenses	28,711	25,853	56,216	49,998
Real estate taxes	11,086	11,287	22,718	22,716
General and administrative	8,609	7,612	17,608	14,754
Depreciation and amortization	29,823	31,087	59,724	61,499
Total operating expenses	78,229	75,839	156,266	148,967
OPERATING INCOME	31,492	28,316	61,209	56,658
Interest expense, net	(16,368)	(14,547)	(32,097)	(29,213)
Other income (expense), net	273	(181)	6,951	(343)
NET INCOME	15,397	13,588	36,063	27,102
Net income attributable to restricted shares	(190)	(154)	(379)	(309)
Net income attributable to unitholders in the Operating Partnership	(3,224)	(2,852)	(7,565)	(5,688)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$11,983	$10,582	$28,119	$21,105

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.20	$0.18	$0.47	$0.35
Weighted average shares of common stock outstanding - basic	60,146,210	60,040,243	60,145,414	60,039,467

Earnings per common share, diluted	$0.20	$0.18	$0.47	$0.35
Weighted average shares of common stock outstanding - diluted	76,327,747	76,221,780	76,326,951	76,221,004

DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32	$0.66	$0.64

COMPREHENSIVE INCOME
Net income	$15,397	$13,588	$36,063	$27,102
Other comprehensive income - unrealized income on swap derivatives during the period	4,360	3,314	2,091	8,910
Reclassification of amortization of forward-starting swap included in interest expense	(98)	(275)	(952)	(550)
Comprehensive income	19,659	16,627	37,202	35,462
Comprehensive income attributable to non-controlling interests	(4,127)	(3,496)	(7,804)	(7,462)
Comprehensive income attributable to American Assets Trust, Inc.	$15,532	$13,131	$29,398	$28,000
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2022	60,718,653	$607	$1,461,201	$(251,167)	$10,624	$(35,740)	$1,185,525
Net income	—	—	—	16,325	—	4,341	20,666
Forfeiture of restricted stock	(818)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,037)	—	(5,340)	(25,377)
Stock-based compensation	—	—	2,035		—	—	2,035
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(1,786)	(483)	(2,269)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(673)	(181)	(854)
Balance at March 31, 2023	60,717,835	607	1,463,236	(254,879)	8,165	(37,403)	1,179,726
Net income	—	—	—	12,173	—	3,224	15,397
Issuance of restricted stock	10,348	—	—	—	—	—	—
Forfeiture of restricted stock	(3,553)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,039)	—	(5,340)	(25,379)
Stock-based compensation	—	—	2,110	—	—	—	2,110
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	3,436	924	4,360
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(77)	(21)	(98)
Balance at June 30, 2023	60,724,630	$607	$1,465,346	$(262,745)	$11,524	$(38,616)	$1,176,116

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2021	60,525,580	$605	$1,453,272	$(217,785)	$2,872	$(28,841)	$1,210,123
Net income	—	—	—	10,678	—	2,836	13,514
Forfeiture of restricted stock	(3,121)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,367)	—	(5,178)	(24,545)
Stock-based compensation	—	—	1,489	—	—	—	1,489
Shares withheld for employee taxes	(416)	—	(15)	—	—	—	(15)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	4,408	1,188	5,596
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(217)	(58)	(275)
Balance at March 31, 2022	60,522,043	605	1,454,746	(226,474)	7,063	(30,053)	1,205,887
Net income	—	—	—	10,736		2,852	13,588
Issuance of restricted stock	6,072	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(19,369)	—	(5,178)	(24,547)
Stock-based compensation	—	—	2,001	—	—	—	2,001
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,610	704	3,314
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(216)	(59)	(275)
Balance at June 30, 2022	60,528,115	$605	$1,456,747	$(235,107)	$9,457	$(31,734)	$1,199,968

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$36,063	$27,102
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,950)	(5,425)
Depreciation and amortization	59,724	61,499
Amortization of debt issuance costs and debt discounts	1,718	1,279
Provision for uncollectable rental income	739	(86)
Stock-based compensation expense	4,145	3,490
Other noncash interest expense, net	(952)	(549)
Other, net	432	(1,724)
Changes in operating assets and liabilities
Change in accounts receivable	(3)	314
Change in other assets	(1,374)	(1,459)
Change in accounts payable and accrued expenses	1,723	(46)
Change in security deposits payable	(19)	474
Change in other liabilities and deferred credits	872	1,188
Net cash provided by operating activities	98,118	86,057
INVESTING ACTIVITIES
Acquisition of real estate	—	(45,167)
Capital expenditures	(44,411)	(63,060)
Leasing commissions	(4,675)	(4,252)
Net cash used in investing activities	(49,086)	(112,479)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	225,000	—
Repayment of unsecured line of credit	(36,000)	—
Repayment of unsecured term loan	(150,000)	—
Debt issuance costs	(2,138)	(3,245)
Dividends paid to common stock and unitholders	(50,756)	(49,092)
Shares withheld for employee taxes	—	(15)
Net cash used in financing activities	(13,894)	(52,352)
Net increase (decrease) in cash and cash equivalents	35,138	(78,774)
Cash and cash equivalents, beginning of period	49,571	139,524
Cash and cash equivalents, end of period	$84,709	$60,750
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$84,709	60,750
Restricted cash	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$84,709	$60,750
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,489,314	$3,468,537
Construction in progress	220,906	202,385
Held for development	547	547
	3,710,767	3,671,469
Accumulated depreciation	(988,560)	(936,913)
Real estate, net	2,722,207	2,734,556
Cash and cash equivalents	84,709	49,571
Accounts receivable, net	7,348	7,848
Deferred rent receivables, net	89,042	87,192
Other assets, net	109,154	108,714
TOTAL ASSETS	$3,012,460	$2,987,881
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,623	$74,578
Unsecured notes payable, net	1,613,663	1,539,453
Unsecured line of credit, net	—	34,057
Accounts payable and accrued expenses	62,961	65,992
Security deposits payable	8,680	8,699
Other liabilities and deferred credits, net	76,417	79,577
Total liabilities	1,836,344	1,802,356
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	(42,242)	(39,127)
General partner's capital, 60,724,630 and 60,718,653 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,203,208	1,210,641
Accumulated other comprehensive income	15,150	14,011
Total capital	1,176,116	1,185,525
TOTAL LIABILITIES AND CAPITAL	$3,012,460	$2,987,881

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Rental income	$103,901	$99,016	$206,611	$196,002
Other property income	5,820	5,139	10,864	9,623
Total revenue	109,721	104,155	217,475	205,625
EXPENSES:
Rental expenses	28,711	25,853	56,216	49,998
Real estate taxes	11,086	11,287	22,718	22,716
General and administrative	8,609	7,612	17,608	14,754
Depreciation and amortization	29,823	31,087	59,724	61,499
Total operating expenses	78,229	75,839	156,266	148,967
OPERATING INCOME	31,492	28,316	61,209	56,658
Interest expense, net	(16,368)	(14,547)	(32,097)	(29,213)
Other income (expense), net	273	(181)	6,951	(343)
NET INCOME	15,397	13,588	36,063	27,102
Net income attributable to restricted shares	(190)	(154)	(379)	(309)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$15,207	$13,434	$35,684	$26,793

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.20	$0.18	$0.47	$0.35
Weighted average units outstanding - basic	76,327,747	76,221,780	76,326,951	76,221,004

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.20	$0.18	$0.47	$0.35
Weighted average units outstanding - diluted	76,327,747	76,221,780	76,326,951	76,221,004

DISTRIBUTIONS PER UNIT	$0.33	$0.32	$0.66	$0.64

COMPREHENSIVE INCOME
Net income	$15,397	$13,588	$36,063	$27,102
Other comprehensive income - unrealized income on swap derivatives during the period	4,360	3,314	2,091	8,910
Reclassification of amortization of forward-starting swap included in interest expense	(98)	(275)	(952)	(550)
Comprehensive income	19,659	16,627	37,202	35,462
Comprehensive income attributable to Limited Partners	(4,127)	(3,496)	(7,804)	(7,462)
Comprehensive income attributable to General Partner	$15,532	$13,131	$29,398	$28,000

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2022	16,181,537	$(39,127)	60,718,653	$1,210,641	$14,011	$1,185,525
Net income	—	4,341	—	16,325	—	20,666
Forfeiture of restricted units	—	—	(818)	—	—	—
Distributions	—	(5,340)	—	(20,037)	—	(25,377)
Stock-based compensation	—	—	—	2,035	—	2,035
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(2,269)	(2,269)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(854)	(854)
Balance at March 31, 2023	16,181,537	(40,126)	60,717,835	1,208,964	10,888	1,179,726
Net income	—	3,224	—	12,173	—	15,397
Issuance of restricted units	—	—	10,348	—	—	—
Forfeiture of restricted units	—	—	(3,553)	—	—	—
Distributions	—	(5,340)	—	(20,039)	—	(25,379)
Stock-based compensation	—	—	—	2,110	—	2,110
Other comprehensive income - change in value of interest rate swap	—	—	—	—	4,360	4,360
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(98)	(98)
Balance at June 30, 2023	16,181,537	$(42,242)	$60,724,630	$1,203,208	$15,150	$1,176,116

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2021	16,181,537	$(30,138)	60,525,580	$1,236,092	$4,169	$1,210,123
Net income	—	2,836	—	10,678	—	13,514
Forfeiture of restricted units	—	—	(3,121)	—	—	—
Distributions	—	(5,178)	—	(19,367)	—	(24,545)
Stock-based compensation	—	—	—	1,489	—	1,489
Units withheld for employee taxes	—	—	(416)	(15)	—	(15)
Other comprehensive income - change in value of interest rate swap	—	—	—	—	5,596	5,596
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(275)	(275)
Balance at March 31, 2022	16,181,537	(32,480)	60,522,043	1,228,877	9,490	1,205,887
Net income	—	2,852	—	10,736	—	13,588
Issuance of restricted units	—	—	6,072	—	—	—
Forfeiture of restricted units	—	—	—	—	—	—
Distributions	—	(5,178)	—	(19,369)	—	(24,547)
Stock-based compensation	—	—	—	2,001	—	2,001
Other comprehensive income - change in value of interest rate swap	—	—	—	—	3,314	3,314
Reclassification of amortization of forward-starting swap realized gains included in interest expense	—	—	—	—	(275)	(275)
Balance at June 30, 2022	16,181,537	$(34,806)	60,528,115	$1,222,245	$12,529	$1,199,968

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$36,063	$27,102
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(4,950)	(5,425)
Depreciation and amortization	59,724	61,499
Amortization of debt issuance costs and debt discounts	1,718	1,279
Provision for uncollectable rental income	739	(86)
Stock-based compensation expense	4,145	3,490
Other noncash interest expense, net	(952)	(549)
Other, net	432	(1,724)
Changes in operating assets and liabilities
Change in accounts receivable	(3)	314
Change in other assets	(1,374)	(1,459)
Change in accounts payable and accrued expenses	1,723	(46)
Change in security deposits payable	(19)	474
Change in other liabilities and deferred credits	872	1,188
Net cash provided by operating activities	98,118	86,057
INVESTING ACTIVITIES
Acquisition of real estate	—	(45,167)
Capital expenditures	(44,411)	(63,060)
Leasing commissions	(4,675)	(4,252)
Net cash used in investing activities	(49,086)	(112,479)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	225,000	—
Repayment of unsecured line of credit	(36,000)	—
Repayment of unsecured notes payable	(150,000)	—
Debt issuance costs	(2,138)	(3,245)
Distributions	(50,756)	(49,092)
Shares withheld for employee taxes	—	(15)
Net cash used in financing activities	(13,894)	(52,352)
Net increase (decrease) in cash and cash equivalents	35,138	(78,774)
Cash and cash equivalents, beginning of period	49,571	139,524
Cash and cash equivalents, end of period	$84,709	$60,750

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$84,709	$60,750
Restricted cash	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$84,709	$60,750
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2023
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
We are a full service, vertically integrated, and self-administered REIT with approximately 220 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2023, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2023, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2023
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information
Total interest costs incurred	$35,863	$31,774
Interest capitalized	$3,766	$2,561
Interest expense, net	$32,097	$29,213
Cash paid for interest, net of amounts capitalized	$30,458	$28,201
Cash paid for income taxes	$779	$474
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$17,223	$19,489
Accrued leasing commissions	$1,297	$2,936

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our significant accounting policies during the six months ended June 30, 2023.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at June 30, 2023 and December 31, 2022 was approximately $1.8 million and $2.1 million, respectively.
Rent Concessions – COVID-19
Due to the impacts of COVID-19, from 2020 through 2022 we provided lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements. We assess each lease concession and determine whether it represents a lease modification under Accounting Standards Codification Topic 842, Leases ("ASC 842").
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that have been or are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, and permits the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, it is generally only available with a sunset date of December 31, 2024. We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
In-place leases	$58,119	$58,119
Accumulated amortization	(37,139)	(34,593)
Above market leases	1,885	1,885
Accumulated amortization	(1,799)	(1,778)
Acquired lease intangible assets, net	$21,066	$23,633
Below market leases	$52,832	$52,832
Accumulated accretion	(34,766)	(33,168)
Acquired lease intangible liabilities, net	$18,066	$19,664

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,429	$—	$2,429	$—	$2,411	$—	$2,411
Interest rate swap asset	$—	$11,881	$—	$11,881	$—	$9,986	$—	$9,986
Interest rate swap liability	$—	$—	$—	$—	$—	$196	$—	$196
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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,623	$75,301	$74,578	$75,129
Unsecured term loans, net	$322,917	$325,000	$249,428	$250,000
Unsecured senior guaranteed notes, net	$798,567	$767,584	$798,362	$761,470
Senior unsecured notes, net	$492,178	$387,150	$491,663	$403,500
Unsecured line of credit, net	$—	$—	$34,057	$36,000

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2023 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$4,552
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$4,556
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$2,213
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$560
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasing commissions, net of accumulated amortization of $46,768 and $43,078, respectively	$38,044	$38,436
Interest rate swap asset	11,881	9,986
Acquired above market leases, net	86	107
Acquired in-place leases, net	20,980	23,526
Lease incentives, net of accumulated amortization of $1,111 and $1,012, respectively	1,446	1,296
Other intangible assets, net of accumulated amortization of $1,732 and $1,549, respectively	1,986	2,165
Debt issuance costs, net of accumulated amortization of $577 and $0, respectively	1,620	—
Right-of-use lease asset, net	22,723	23,921
Prepaid expenses and other	10,388	9,277
Total other assets	$109,154	$108,714

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Acquired below market leases, net	$18,066	$19,664
Prepaid rent and deferred revenue	19,170	17,971
Interest rate swap liability	—	196
Deferred compensation	2,429	2,411
Deferred tax liability	852	852
Straight-line rent liability	11,349	12,746
Lease liability	24,501	25,676
Other liabilities	50	61
Total other liabilities and deferred credits, net	$76,417	$79,577
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of June 30, 2023 and December 31, 2022 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2023	December 31, 2022	as of June 30, 2023
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $497 and $452, respectively	(377)	(422)
Total Secured Notes Payable Outstanding	$74,623	$74,578

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of June 30, 2023, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2023 and December 31, 2022 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2023	December 31, 2022	as of June 30, 2023
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	150,000	100,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	75,000	50,000	Variable	(4)	January 5, 2025	(2)
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(5)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(6)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(7)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(8)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
	1,625,000	1,550,000
Debt discount and issuance costs, net of accumulated amortization of $6,353 and $11,709, respectively	(11,337)	(10,547)
Total Unsecured Notes Payable	$1,613,663	$1,539,453

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
June 30, 2023
(Unaudited)

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
Certain unsecured loans and notes require the Operating Partnership to comply with various financial covenants. As of June 30, 2023, the Operating Partnership was in compliance with these financial covenants.

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
June 30, 2023
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
On January 5, 2022, we entered into the Third Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “2022 Revolver Loan”) and a term loan of $100 million (the “2022 Term Loan A”). The 2022 Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. The 2022 Term Loan A matures on January 5, 2027, with no further extension options. Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable SOFR, plus the applicable SOFR Adjustment, and a spread which ranges from (a) 1.05% to 1.50% (with respect to the 2022 Revolver Loans) and (b) 1.20% to 1.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the 2022 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2022 Term Loan A), in each case based on our consolidated leverage ratio. On January 14, 2022, the Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with the 2022 Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. At June 30, 2023, there were no amounts outstanding under the 2022 Revolver Loan and we had incurred approximately $1.6 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the six months ended June 30, 2023, the weighted average interest rate on the 2022 Revolver Loan was 5.96%.

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
As of June 30, 2023, the Operating Partnership was in compliance with the financial covenants in the Third Amended and Restated Credit Facility.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at June 30, 2023. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2023, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended June 30, 2023 and 2022 does not include the weighted average of 571,999 and 483,110 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders. The calculation of diluted EPU for the six months ended June 30, 2023 and 2022 does not include the weighted average of 572,623 and 484,295 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the six months ended June 30, 2023, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2023, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of June 30, 2023, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2023:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2023	$0.33	January 1, 2023 to March 31, 2023	March 23, 2023
Second Quarter 2023	$0.33	April 1, 2023 to June 30, 2023	June 22, 2023

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
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
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	574,044	$20.98
Granted	10,348	19.33
Vested	(6,072)	32.94
Forfeited	(4,371)	20.92
Nonvested at June 30, 2023	573,949	$20.87
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.1 million and $2.0 million in noncash compensation expense for the three months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. We recognized $4.1 million and $3.5 million in noncash compensation expense for the six months ended June 30, 2023 and 2022, respectively. Unrecognized compensation expense was $7.9 million at June 30, 2023.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 571,999 and 483,110 for the three months ended June 30, 2023 and 2022, respectively, and 572,623 and 484,295 for the six months ended June 30, 2023 and 2022, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2023 and 2022, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUMERATOR
Net income	$15,397	$13,588	$36,063	$27,102
Less: Net income attributable to restricted shares	(190)	(154)	(379)	(309)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,224)	(2,852)	(7,565)	(5,688)
Net income attributable to common stockholders—basic	$11,983	$10,582	$28,119	$21,105
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$11,983	$10,582	$28,119	$21,105
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,224	2,852	7,565	5,688
Net income attributable to common stockholders—diluted	$15,207	$13,434	$35,684	$26,793
DENOMINATOR
Weighted average common shares outstanding—basic	60,146,210	60,040,243	60,145,414	60,039,467
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,327,747	76,221,780	76,326,951	76,221,004

Earnings per common share, basic	$0.20	$0.18	$0.47	$0.35
Earnings per common share, diluted	$0.20	$0.18	$0.47	$0.35

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
A deferred tax asset is included in our consolidated balance sheets of $0.7 million and $0.7 million, and a deferred tax liability is included in our consolidated balance sheets of $0.9 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other (expense) income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2023, we recorded income tax expense of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, we recorded income tax expense of $0.2 million and $0.4 million, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal
We are sometimes involved in various disputes, lawsuits, warranty claims, environmental considerations, and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.
We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also, under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the properties due to certain matters relating to the operation of the properties by the tenant.
Commitments
See Footnote 12 for description of our leases, as a lessee.
We have management agreements with Outrigger Hotels & Resorts or an affiliate thereof (“Outrigger”) pursuant to which Outrigger manages each of the retail and hotel portions of the Waikiki Beach Walk property. Under the management agreement with Outrigger relating to the retail portion of Waikiki Beach Walk (the “retail management agreement”), we pay Outrigger a monthly management fee of 3.0% of net revenues from the retail portion of Waikiki Beach Walk. Pursuant to the terms of the retail management agreement, if the agreement is terminated in certain instances, including our election not to repair damage or destruction at the property, a condemnation or our failure to make required working capital infusions, we would be obligated to pay Outrigger a termination fee equal to the sum of the management fees paid for the two months immediately preceding the termination date. The retail management agreement may not be terminated by us or by Outrigger without cause. Under our management agreement with Outrigger relating to the hotel portion of Waikiki Beach Walk (the “hotel management agreement”), we pay Outrigger a monthly management fee of 6.0% of the hotel's gross operating profit, as well as 3.0% of the hotel's gross revenues; provided that the aggregate management fee payable to Outrigger for any year shall not exceed 3.5% of the hotel's gross revenues for such fiscal year. Pursuant to the terms of the hotel management agreement, if the agreement is terminated in certain instances, including upon a transfer by us of the hotel or upon a default by us under the hotel management agreement, we would be required to pay a cancellation fee calculated by multiplying (1) the management fees for the previous 12 months by (2) four, three, two or one, if the agreement is terminated in the twelfth, thirteenth, fourteenth or fifteenth year, respectively, of its term. The hotel management agreement may not be terminated by us or by Outrigger without cause. Additionally, we have a management agreement with Outrigger pursuant to which Outrigger manages our Waikele Center and Shops at Kalakaua. In connection with such management agreement, we pay Outrigger a fixed management fee of $12,000 per month in the aggregate plus additional amounts for any lease renewal services provided by Outrigger at our request. This management agreement can be terminated by us at any time and for any reason on 30 days' notice without any cancellation or termination fees.
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.0 million based on operating performance through June 30, 2023.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remains in remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next five years to seven years. The work performed is financed through an escrow account funded by the seller upon purchase of Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we may be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the retail industry accounted for 23.7% of total revenues for the six months ended June 30, 2023. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Furthermore, tenants in the office industry accounted for 47.4% of total revenues for the six months ended June 30, 2023. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. For the six months ended June 30, 2023 and 2022, no tenant accounted for more than 10% of our total rental revenue.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

As of June 30, 2023, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows (in thousands):

Year Ending December 31,
2023 (six months ending December 31, 2023)	$186,351
2024	241,130
2025	221,970
2026	205,360
2027	179,884
Thereafter	332,536
Total	$1,367,231

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
Current annual payments under the operating leases are as follows, as of June 30, 2023 (in thousands):

Year Ending December 31,
2023 (six months ending December 31, 2023)	$1,689
2024	3,428
2025	3,531
2026	3,584
2027	3,584
Thereafter	12,543
Total lease payments	28,359
Imputed interest	(3,858)
Present value of lease liability	$24,501

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$927	$844	$1,854	$1,689
Sublease income	(836)	(944)	(1,839)	(1,707)
Total lease cost (income)	$91	$(100)	$15	$(18)

Weighted-average remaining lease term - operating leases (in years)			8.0
Weighted-average discount rate - operating leases			3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,640	$1,592

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease rental income
Office	$50,269	$48,949	$99,595	$96,999
Retail	24,707	23,286	49,385	47,327
Multifamily	14,146	13,167	28,663	26,083
Mixed-use	3,024	2,814	5,974	5,614
Percentage rent	605	756	1,160	1,238
Hotel revenue	10,491	9,414	20,509	17,469
Other	659	630	1,325	1,272
Total rental income	$103,901	$99,016	$206,611	$196,002
Lease rental income includes $1.0 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $3.2 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.8 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental operating	$12,911	$11,379	$25,351	$22,523
Hotel operating	7,343	6,474	14,260	12,122
Repairs and maintenance	5,411	5,309	10,646	10,069
Marketing	569	469	1,077	988
Rent	883	781	1,766	1,590
Hawaii excise tax	1,016	923	1,987	1,732
Management fees	578	518	1,129	974
Total rental expenses	$28,711	$25,853	$56,216	$49,998

NOTE 14. OTHER INCOME (EXPENSE), NET
The principal components of other income (expense), net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and investment income	$460	$21	$893	$57
Income tax expense	(187)	(202)	(457)	(400)
Other non-operating income	—	—	6,515	—
Total other income (expense), net	$273	$(181)	$6,951	$(343)

NOTE 15. RELATED PARTY TRANSACTIONS

During the first quarter of 2019, we terminated a lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI leases of $0.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the six months ended June 30, 2023 and 2022, we incurred approximately $0.1 million and $0.1 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, are included in rental expenses on the consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Office
Property revenue	$52,219	$50,593	$103,189	$100,162
Property expense	(14,894)	(14,063)	(29,714)	(27,393)
Segment profit	37,325	36,530	73,475	72,769
Total Retail
Property revenue	25,901	24,338	51,528	49,179
Property expense	(7,555)	(7,430)	(15,259)	(15,158)
Segment profit	18,346	16,908	36,269	34,021
Total Multifamily
Property revenue	15,193	14,214	30,756	28,103
Property expense	(6,786)	(6,221)	(13,317)	(12,300)
Segment profit	8,407	7,993	17,439	15,803
Total Mixed-Use
Property revenue	16,408	15,010	32,002	28,181
Property expense	(10,562)	(9,426)	(20,644)	(17,863)
Segment profit	5,846	5,584	11,358	10,318
Total segments’ profit	$69,924	$67,015	$138,541	$132,911

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2023
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segments’ profit	$69,924	$67,015	$138,541	$132,911
General and administrative	(8,609)	(7,612)	(17,608)	(14,754)
Depreciation and amortization	(29,823)	(31,087)	(59,724)	(61,499)
Interest expense, net	(16,368)	(14,547)	(32,097)	(29,213)
Other income (expense), net	273	(181)	6,951	(343)
Net income	15,397	13,588	36,063	27,102
Net income attributable to restricted shares	(190)	(154)	(379)	(309)
Net income attributable to unitholders in the Operating Partnership	(3,224)	(2,852)	(7,565)	(5,688)
Net income attributable to American Assets Trust, Inc. stockholders	$11,983	$10,582	$28,119	$21,105
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2023	December 31, 2022
Net Real Estate
Office	$1,617,689	$1,615,479
Retail	570,556	579,219
Multifamily	366,231	370,993
Mixed-Use	167,731	168,865
	$2,722,207	$2,734,556
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes debt issuance costs of $0.4 million and $0.4 million for each of the periods ended June 30, 2023 and December 31, 2022, respectively.
Capital expenditures for each segment for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capital Expenditures (1)
Office	$19,812	$30,051	$40,537	$56,717
Retail	1,645	3,697	4,170	7,257
Multifamily	1,216	1,315	2,529	2,886
Mixed-Use	718	121	1,850	452
	$23,391	$35,184	$49,086	$67,312
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
•adverse economic or real estate developments in our markets;
•defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;
•decreased rental rates or increased vacancy rates;
•our failure to generate sufficient cash flows to service our outstanding indebtedness;
•fluctuations in interest rates and increased operating costs;
•our failure to obtain necessary outside financing;
•our inability to develop or redevelop our properties due to market conditions;
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
•difficulties in identifying properties to acquire and completing acquisitions;
•our failure to successfully operate acquired properties and operations;
•risks related to joint venture arrangements;
•on-going litigation;
•difficulties in completing dispositions;
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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of June 30, 2023, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2023, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of June 30, 2023. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the three and six months ended June 30, 2023 and 2022. Because Bel-Spring 520 was acquired on March 8, 2022, it was reclassified as a same-store property and is comparable for the three months ended June 30, 2023, and is classified as non-same-store property for the six months ended June 30, 2023.

In our determination of same-store and redevelopment same-store properties for the three and six months ended June 30, 2023, One Beach Street has been identified as a same-store redevelopment property due to significant redevelopment activity.

Retail same-store net operating income increased approximately 6.6% for the six months ended June 30, 2023 compared to the same period in 2022. Office same-store net operating income increased 0.6% for the six months ended June 30, 2023 compared to the same period in 2022. Office redevelopment same-store net operating income increased 0.3% for the six months ended June 30, 2023 compared to the same period in 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Same-Store	30	27	29	27
Non-Same-Store	1	4	2	4
Total Properties	31	31	31	31

Redevelopment Same-Store	31	28	30	28

Total Development Properties	3	3	3	3

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
Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. Furthermore, we believe the locations of our properties and diversified portfolio will mitigate some of the potentially negative impact of the current economic environment. However, in 2020 through 2022 due to COVID-19, we saw a meaningful negative impact on certain of our tenants' operations and ability to pay rent, primarily in the retail sector. Any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, including as a result of COVID-19, will adversely affect our financial condition and results of operations.
During the three months ended June 30, 2023, we signed 13 office leases for a total of 120,365 square feet of office space including 119,307 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis and increase on a GAAP basis of 3.5% and 4.5%, respectively. New office leases for comparable spaces were signed for 6,431 square feet at an average rental rate increase on a cash and GAAP basis of 23.0% and 19.6%, respectively. Renewals for comparable office spaces were signed for 112,876 square feet at an average rental rate decrease on a cash basis and increase on a GAAP basis of 4.1% and 4.2%, respectively. Tenant improvements and incentives were $30.27 per square foot of office space for comparable new leases for the three months ended June 30, 2023, mainly due to a tenant at Solana Crossing.

During the three months ended June 30, 2023, we signed 21 retail leases for a total of 121,955 square feet of retail space including 96,955 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 2.9% and 2.1%, respectively. Renewals for comparable retail spaces were signed for 96,955 square feet at an average rental rate increase on a cash and GAAP basis of 2.9% and 2.1%, respectively. There were no new retail leases for comparable spaces signed during the three months ended June 30, 2023.

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent paid on the expiring lease and minimum rent to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement of a space as it relates to a specific lease, but may also include base-building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $5.6 million and $22.8 million for the three months ended June 30, 2023 and 2022, respectively, and $15.3 million and $45.5 million for the six months ended June 30, 2023 and 2022, respectively.

We capitalized external and internal costs related to other property improvements combined of $13.2 million and $10.2 million for the three months ended June 30, 2023 and 2022, respectively, and $25.5 million and $19.1 million for the six months ended June 30, 2023 and 2022, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $1.9 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $3.8 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022
The following summarizes our consolidated results of operations for the three months ended June 30, 2023 compared to our consolidated results of operations for the three months ended June 30, 2022. As of June 30, 2023, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2023, we owned land at three of our properties that we classified as held for development and/or construction in progress. As of June 30, 2022, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2022, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2023	2022
Revenues
Rental income	$103,901	$99,016	$4,885	5%
Other property income	5,820	5,139	681	13
Total property revenues	109,721	104,155	5,566	5
Expenses
Rental expenses	28,711	25,853	2,858	11
Real estate taxes	11,086	11,287	(201)	(2)
Total property expenses	39,797	37,140	2,657	7
Total property income	69,924	67,015	2,909	4
General and administrative	(8,609)	(7,612)	(997)	13
Depreciation and amortization	(29,823)	(31,087)	1,264	(4)
Interest expense, net	(16,368)	(14,547)	(1,821)	13
Other income (expense), net	273	(181)	454	(251)
Net income	15,397	13,588	1,809	13
Net income attributable to restricted shares	(190)	(154)	(36)	23
Net income attributable to unitholders in the Operating Partnership	(3,224)	(2,852)	(372)	13
Net income attributable to American Assets Trust, Inc. stockholders	$11,983	$10,582	$1,401	13%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $5.6 million, or 5%, to $109.7 million for the three months ended June 30, 2023 compared to $104.2 million for the three months ended June 30, 2022. The percentage leased was as follows for each segment as of June 30, 2023 and 2022:

	Percentage Leased(1)
	June 30,
	2023	2022
Office	87.4%	91.0%
Retail	94.6%	92.5%
Multifamily	85.9%	92.0%
Mixed-Use (2)	94.6%	94.9%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of June 30, 2023 or 2022, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of June 30, 2023 or 2022, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to new retail leases, higher annualized base rents within the office segment and an increase in occupancy and rate at Waikiki Beach Walk Embassy Suites™ and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.9 million, or 5%, to $103.9 million for the three months ended June 30, 2023 compared to $99.0 million for the three months ended June 30, 2022. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$50,598	$49,291	$1,307	3	$50,598	$49,291	$1,307	3
Retail	25,438	24,035	1,403	6	25,438	24,035	1,403	6
Multifamily	14,224	13,225	999	8	14,224	13,225	999	8
Mixed-Use	13,641	12,465	1,176	9	13,641	12,465	1,176	9
	$103,901	$99,016	$4,885	5%	$103,901	$99,016	$4,885	5%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street, due to significant redevelopment activity; (ii) the 710 building at Lloyd District Portfolio which was placed into operations on November 1, 2022, approximately one year after completing renovations of the building and (iii) land held for development.
Total office rental revenue increased $1.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher occupancy at Torrey Point and higher annualized base rents at Torrey Reserve and Corporate Campus East III.
Total retail rental revenue increased $1.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to new tenant leases and prior tenants on alternate rent reverting back to basic monthly rent. These increases were primarily related to Carmel Mountain Plaza, Alamo Quarry Market, Del Monte Center and Lomas Santa Fe Plaza.
Multifamily revenue increased $1.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an overall increase in average monthly base rent, with an overall decrease in occupancy due to seasonality at Pacific Ridge Apartments. Average monthly base rent and occupancy was $2,587 and 87.7%, respectively for the three months ended June 30, 2023 compared to $2,297 and 93.2%, respectively for the three months ended June 30, 2022.
Total mixed-use rental revenue increased $1.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in tourism, which led to an increase in average occupancy and revenue per available room to 84.4% and $312 for the three months ended June 30, 2023, respectively, compared to 78.8% and $280 for three months ended June 30, 2022, respectively.

Other property income. Other property income increased $0.7 million, or 13%, to $5.8 million for the three months ended June 30, 2023 compared to $5.1 million for the three months ended June 30, 2022. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$1,621	$1,302	$319	25	$1,615	$1,275	$340	27
Retail	463	303	160	53	463	303	160	53
Multifamily	969	989	(20)	(2)	969	989	(20)	(2)
Mixed-Use	2,767	2,545	222	9	2,767	2,545	222	9
	$5,820	$5,139	$681	13%	$5,814	$5,112	$702	14%
Office other property income increased by $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to lease termination fees received in the second quarter of 2023 at Solana Crossing and an increase in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main.
Retail other property income increased by $0.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to lease termination fees received in the second quarter of 2023 at Carmel Mountain Plaza.
Mixed-use other property income increased by $0.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $2.7 million, or 7%, to $39.8 million, for the three months ended June 30, 2023 compared to $37.1 million for the three months ended June 30, 2022.
Rental Expenses. Rental expenses increased $2.9 million, or 11%, to $28.7 million for the three months ended June 30, 2023 compared to $25.9 million for the three months ended June 30, 2022. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$9,877	$8,911	$966	11	$9,608	$8,718	$890	10
Retail	4,178	3,909	269	7	4,178	3,909	269	7
Multifamily	5,000	4,458	542	12	5,000	4,458	542	12
Mixed-Use	9,656	8,575	1,081	13	9,656	8,575	1,081	13
	$28,711	$25,853	$2,858	11%	$28,442	$25,660	$2,782	11%
Office rental expense increased $1.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in utilities expenses, facility services and insurance expenses.
Retail rental expense increased $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in repairs and maintenance, employee related costs and insurance expenses.
Multifamily rental expense increased $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in repairs and maintenance, facilities services and employee related costs.
Mixed-use rental expense increased $1.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in hotel room expenses, general excise tax expenses and employee related costs at the hotel portion of our mixed-use property and general excise tax expense and employee related costs at the retail portion of our mixed-use property. These increases are in line with increased tourism and higher hotel occupancy as travel restrictions to Hawaii were relaxed in 2022.

Real Estate Taxes. Real estate taxes decreased $0.2 million, or 2%, to $11.1 million for the three months ended June 30, 2023 compared to $11.3 million for the three months ended June 30, 2022. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$5,017	$5,152	$(135)	(3)	$4,975	$5,103	$(128)	(3)
Retail	3,377	3,521	(144)	(4)	3,377	3,521	(144)	(4)
Multifamily	1,786	1,763	23	1	1,786	1,763	23	1
Mixed-Use	906	851	55	6	906	851	55	6
	$11,086	$11,287	$(201)	(2)%	$11,044	$11,238	$(194)	(2)%
Office real estate taxes decreased $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an adjustment in levy taxes at City Center Bellevue partially offset by an increase in property value assessments at Eastgate Office Park and Corporate Campus East III.
Retail real estate taxes decreased $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due lower tax assessment at Alamo Quarry Market.
Mixed-use real estate taxes increased $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which Honolulu County reduced the tax burden for hotels for 2021 through 2022.
Property Operating Income
Property operating income increased $2.9 million, or 4%, to $69.9 million for the three months ended June 30, 2023, compared to $67.0 million for the three months ended June 30, 2022. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$37,325	$36,530	$795	2	$37,630	$36,745	$885	2
Retail	18,346	16,908	1,438	9	18,346	16,908	1,438	9
Multifamily	8,407	7,993	414	5	8,407	7,993	414	5
Mixed-Use	5,846	5,584	262	5	5,846	5,584	262	5
	$69,924	$67,015	$2,909	4%	$70,229	$67,230	$2,999	4%
Total office property operating income increased $0.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher occupancy at Torrey Point, higher annualized base rents at Torrey Reserve and Corporate Campus East III and an increase in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main. This increase in revenue was partially offset by higher rental expenses related to utilities, facilities and insurance expenses as our tenants' employees return to the office in-person.
Total retail property operating income increased $1.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to new tenant leases, prior tenants on alternate rent reverting back to basic monthly rent and one-time lease termination fees received at Carmel Mountain Plaza. Additionally, real estate taxes decreased primarily due to lower tax assessment at Alamo Quarry Market. This increase in revenue was partially offset by higher rental expenses related to repairs and maintenance, employee related costs and insurance expenses.
Total multifamily property operating income increased $0.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an overall increase in average monthly base rent of $2,587 for the three months ended June 30, 2023 compared to $2,297 for the three months ended June 30, 2022. Average occupancy decreased to 87.7% for the three months ended June 30, 2023 compared to 93.2% for the three months ended June 30, 2022. This increase in revenue was partially offset by an increase in rental expenses related to repairs and maintenance and facilities services.

Total mixed-use property operating income increased $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increase in tourism and related increase in hotel occupancy. This led to an increase in average occupancy and revenue per available room to 84.4% and $312, respectively, for the three months ended June 30, 2023, compared to 78.8% and $280, respectively, for three months ended June 30, 2022. This also led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property. These increases were offset by higher hotel room expenses, general excise tax expenses and employee related costs at both the hotel and retail portions of our mixed-use property.
Other
General and Administrative. General and administrative expenses increased to $8.6 million for the three months ended June 30, 2023, compared to $7.6 million for the three months ended June 30, 2022. This increase was primarily due to an increase in stock-based compensation expense and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense decreased to $29.8 million for the three months ended June 30, 2023, compared to $31.1 million for the three months ended June 30, 2022. This was due to acceleration of assets related to tenants vacating space during the three months ended June 30, 2022 at City Center Bellevue, Eastgate Office Park, Corporate Campus East III and Alamo Quarry Market. This decrease was partially offset by new building and tenant improvement assets put into service in 2023 at Torrey Reserve Campus.
Interest Expense, net. Interest expense increased by $1.8 million, or 13%, to $16.4 million for the three months ended June 30, 2023, compared to $14.5 million for the three months ended June 30, 2022. This increase was primarily due to higher interest on our $225 million Amended and Restated Term Loan Agreement and related amortization of loan fees. These increases were offset by an increase in capitalized interest related to our development projects.
Other Income (Expense), Net. Other income, net increased $0.5 million, or 251%, to other income, net of $0.3 million for the three months ended June 30, 2023, compared to other expense, net of $0.2 million for the three months ended June 30, 2022, primarily due to an increase of $0.4 million in interest and investment income attributed to higher yield on our average cash balance during the period.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following summarizes our consolidated results of operations for the six months ended June 30, 2023 compared to our consolidated results of operations for the six months ended June 30, 2022.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2023	2022
Revenues
Rental income	$206,611	$196,002	$10,609	5%
Other property income	10,864	9,623	1,241	13
Total property revenues	217,475	205,625	11,850	6
Expenses
Rental expenses	56,216	49,998	6,218	12
Real estate taxes	22,718	22,716	2	—
Total property expenses	78,934	72,714	6,220	9
Total property income	138,541	132,911	5,630	4
General and administrative	(17,608)	(14,754)	(2,854)	19
Depreciation and amortization	(59,724)	(61,499)	1,775	(3)
Interest expense	(32,097)	(29,213)	(2,884)	10
Other income (expense), net	6,951	(343)	7,294	(2,127)
Net income	36,063	27,102	8,961	33
Net income attributable to restricted shares	(379)	(309)	(70)	23
Net income attributable to unitholders in the Operating Partnership	(7,565)	(5,688)	(1,877)	33
Net income attributable to American Assets Trust, Inc. stockholders	$28,119	$21,105	$7,014	33%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $11.9 million, or 6%, to $217.5 million for the six months ended June 30, 2023 compared to $205.6 million for the six months ended June 30, 2022. The percentage leased was as follows for each segment as of June 30, 2023 and 2022:

	Percentage Leased(1)
	June 30,
	2023	2022
Office	87.4%	91.0%
Retail	94.6%	92.5%
Multifamily	85.9%	92.0%
Mixed-Use (2)	94.6%	94.9%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of June 30, 2023 or 2022, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of June 30, 2023 or 2022, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $10.6 million, or 5%, to $206.6 million for the six months ended June 30, 2023 compared to $196.0 million for the six months ended June 30, 2022. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$100,290	$97,702	$2,588	3	$98,674	$96,761	$1,913	2
Retail	50,750	48,552	2,198	5	50,750	48,552	2,198	5
Multifamily	28,829	26,199	2,630	10	28,829	26,199	2,630	10
Mixed-Use	26,742	23,549	3,193	14	26,742	23,549	3,193	14
	$206,611	$196,002	$10,609	5%	$204,995	$195,061	$9,934	5%

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
Total office rental revenue increased $2.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the acquisition of Bel-Spring 520 which accounted for $0.7 million of the increase. Same store office rental revenue increased by $1.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher annualized base rents at Torrey Reserve and The Landmark at One Market and higher occupancy at Torrey Point. Additionally, there was an increase of $0.9 million related to cost recoveries at Torrey Reserve, First & Main and The Landmark at One Market.
Retail rental revenue increased $2.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to new tenant leases signed and tenants previously on alternate rent reverting back to basic monthly rent. These increases are primarily related to Carmel Mountain Plaza, Lomas Santa Fe Plaza, Alamo Quarry Market and Waikele Center. Additionally, there was an increase in cost recoveries of $0.3 million as new leases were executed and COVID-related rent concessions were provided during 2020 and 2021.
Multifamily revenue increased $2.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an overall increase in average monthly base rent of $2,549 for the six months ended June 30, 2023 compared to $2,257 for the six months ended June 30, 2022. Average occupancy decreased to 90.3% for the six months ended June 30, 2023 compared to 94.2% for the six months ended June 30, 2022.
Mixed-use rental revenue increased $3.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 83.2% and $307 for the six months ended June 30, 2023, respectively, compared to 75.8% and $262 for the six months ended June 30, 2022, respectively.
Other property income. Other property income increased $1.2 million, or 13%, to $10.9 million for the six months ended June 30, 2023 compared to $9.6 million for the six months ended June 30, 2022. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$2,899	$2,460	$439	18	$2,875	$2,397	$478	20
Retail	778	627	151	24	778	627	151	24
Multifamily	1,927	1,904	23	1	1,927	1,904	23	1
Mixed-Use	5,260	4,632	628	14	5,260	4,632	628	14
	$10,864	$9,623	$1,241	13%	$10,840	$9,560	$1,280	13%
Office other property income increased $0.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to due to lease termination fees received during 2023 at Solana Crossing and an increase in parking garage income at Lloyd Portfolio, City Center Bellevue and First & Main.

Retail other property income increased $0.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the lease termination fees received at Carmel Mountain Plaza during 2023.
Total mixed-use other property income increased $0.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income and excise tax at the hotel portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $6.2 million, or 9%, to $78.9 million for the six months ended June 30, 2023, compared to $72.7 million for the six months ended June 30, 2022. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $6.2 million, or 12%, to $56.2 million for the six months ended June 30, 2023, compared to $50.0 million for the six months ended June 30, 2022. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$19,404	$17,151	$2,253	13	$18,544	$16,577	$1,967	12
Retail	8,230	7,913	317	4	8,230	7,913	317	4
Multifamily	9,745	8,773	972	11	9,745	8,773	972	11
Mixed-Use	18,837	16,161	2,676	17	18,837	16,161	2,676	17
	$56,216	$49,998	$6,218	12%	$55,356	$49,424	$5,932	12%
Office rental expenses increased $2.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to $0.2 million related to the acquisition of Bel-Spring 520. Same-store office rental expenses increased $2.0 million due to an increase in repairs and maintenance services, utilities expenses, facility services, insurance expense and other operating expenses as our tenants' employees have started returning to the office in-person.
Retail rental expenses increased $0.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in repairs and maintenance, facilities services and insurance expenses in the period.
Multifamily rental expenses increased $1.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in utilities expenses, facilities services and repairs and maintenance, related to janitorial, electrical and painting services. Additionally, there was an increase in property-level personnel compensation expenses and insurance expenses.
Total mixed-use rental expenses increased $2.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase of $2.5 million in hotel room expenses, personnel expenses and excise tax expenses at the hotel portion of our mixed-use property during the period. There was also an increase in rental expenses of $0.2 million at the retail portion of our mixed-use property related to excise tax, employee costs and facilities expenses. These increases are due to tourism as travel restrictions to Hawaii have been relaxed.

Real Estate Taxes. Real estate tax expense remained largely unchanged at $22.7 million for both the six months ended June 30, 2023, and the six months ended June 30, 2022. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$10,310	$10,242	$68	1	$10,077	$10,064	$13	—
Retail	7,029	7,245	(216)	(3)	7,029	7,245	(216)	(3)
Multifamily	3,572	3,527	45	1	3,572	3,527	45	1
Mixed-Use	1,807	1,702	105	6	1,807	1,702	105	6
	$22,718	$22,716	$2	—%	$22,485	$22,538	$(53)	—%
Office real estate taxes increased $0.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the acquisition of Bel-Spring 520.
Retail real estate taxes decreased $0.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a one-time real estate tax refund received during 2023 at Carmel Mountain Plaza and lower tax assessments at Alamo Quarry Market.
Mixed-use real estate taxes increased $0.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the COVID-19 pandemic and its financial burden on the hospitality industry, as a result of which Honolulu County reduced the tax burden for hotels for 2021 through 2022 which has not continued to 2023.
Property Operating Income
Property operating income increased $5.6 million, or 4%, to $138.5 million for the six months ended June 30, 2023, compared to $132.9 million for the six months ended June 30, 2022. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2023	2022			2023	2022
Office	$73,475	$72,769	$706	1	$72,928	$72,517	$411	1
Retail	36,269	34,021	2,248	7	36,269	34,021	2,248	7
Multifamily	17,439	15,803	1,636	10	17,439	15,803	1,636	10
Mixed-Use	11,358	10,318	1,040	10	11,358	10,318	1,040	10
	$138,541	$132,911	$5,630	4%	$137,994	$132,659	$5,335	4%
Total office property operating income increased $0.7 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the acquisition of Bel-Spring 520, which had incremental property operating income of approximately $0.3 million during the period. Same-store property operating income increased $0.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher cost recoveries and higher occupancy at Torrey Point and higher annualized base rent at Torrey Reserve Campus and The Landmark at One Market. These increases were partially offset by higher operating expenses as our tenants' employees have started returning to the office in-person.
Total retail property operating income increased $2.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to new tenant leases signed and tenants previously on alternate rent reverting back to basic monthly rent. Additionally, there was an increase in cost recoveries and a one-time lease termination fee received at Carmel Mountain Plaza. These increases were partially offset by higher rental expenses related to repairs and maintenance, facilities services and insurance expense.
Total multifamily property operating income increased $1.6 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an overall increase in average monthly base rent of $2,549 for the six months ended June 30, 2023 compared to $2,257 for the six months ended June 30, 2022. Average occupancy decreased to 90.3% for the six months ended June 30, 2023 compared to 94.2% for the six months ended June 30, 2022. This increase in average monthly base rent was partially offset by higher utilities expenses, facilities services and repairs and maintenance.

Total mixed-use property operating income increased $1.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the Waikiki Beach Walk hotel portion of our mixed use property. This increase was due to the lifting of COVID-19 travel restrictions, which led to an increase in average occupancy and revenue per available room to 83.2% and $307 for the six months ended June 30, 2023, respectively, compared to 75.8% and $262 for the six months ended June 30, 2022, respectively. This increase was partially offset by higher rental expenses related to room expenses, personnel costs, facilities expenses and excise tax expenses.
Other
General and Administrative. General and administrative expenses increased $2.9 million, or 19%, to $17.6 million for the six months ended June 30, 2023, compared to $14.8 million for the six months ended June 30, 2022. This increase was primarily due to stock-based compensation expense, general legal expenses and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.8 million, or 3%, to $59.7 million for the six months ended June 30, 2023, compared to $61.5 million for the six months ended June 30, 2022. This was due to acceleration of assets related to tenants vacating space during the six months ended June 30, 2022 at City Center Bellevue, Eastgate Office Park, Corporate Campus East III and Alamo Quarry Market. This decrease was partially offset by new building and tenant improvement assets put into service in 2023 at Torrey Reserve Campus, Bel-Spring 520 and First & Main.
Interest Expense. Interest expense increased $2.9 million, or 10%, to $32.1 million for the six months ended June 30, 2023 compared to $29.2 million for the six months ended June 30, 2022. This increase was primarily due to higher interest on our $225 million Amended and Restated Term Loan Agreement and related amortization of loan fees. This was partially offset by lower interest expense on the new non-recourse mortgage on City Center Bellevue and increase in capitalized interest related to our development projects.
Other Income (Expense), Net. Other income, net increased $7.3 million, or 2,127%, to other income, net of $7.0 million for the six months ended June 30, 2023, compared to other expense, net of $0.3 million for the six months ended June 30, 2022 primarily due to the net settlement payment of approximately $6.3 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property and an increase of $0.9 million in interest and investment income attributed to higher yield on our average cash balance during the period.
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

As of June 30, 2023, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2023, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

On December 3, 2021, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended June 30, 2023, no shares of common stock were sold through the ATM equity program.

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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2023, we held $84.7 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2023 and first half of 2024 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022
Cash, cash equivalents, and restricted cash were $84.7 million and $60.8 million at June 30, 2023 and 2022, respectively.
Net cash provided by operating activities increased $12.1 million to $98.1 million for the six months ended June 30, 2023 compared to $86.1 million for the six months ended June 30, 2022. The increase in cash from operations was primarily due to the net settlement received related to certain building systems at our Hassalo on Eighth, increase in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities decreased $63.4 million to $49.1 million for the six months ended June 30, 2023 compared to $112.5 million for the six months ended June 30, 2022. The decrease in cash used was primarily due to the acquisition of Bel-Spring 520 on March 8, 2022, and decrease in capital expenditures at La Jolla Commons III and One Beach Street.
Net cash used by financing activities decreased $38.5 million to $13.9 million for the six months ended June 30, 2023 compared to cash used in financing activities of $52.4 million for the six months ended June 30, 2022. The decrease in cash used by financing activities was primarily due to the term loan agreement that was amended and restated, among other things, to increase the fully drawn borrowings from $150 million to $225 million. This was partially offset by the repayment of the outstanding balance on the revolving line of credit and payment of quarterly dividends.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2023 and 2022 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating income	$69,924	$67,015	$138,541	$132,911
General and administrative	(8,609)	(7,612)	(17,608)	(14,754)
Depreciation and amortization	(29,823)	(31,087)	(59,724)	(61,499)
Interest expense, net	(16,368)	(14,547)	(32,097)	(29,213)
Other income (expense), net	273	(181)	6,951	(343)
Net income	$15,397	$13,588	$36,063	$27,102

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

The following table sets forth a reconciliation of our FFO for the three and six months ended June 30, 2023 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Funds from Operations (FFO)
Net income	$15,397	$36,063
Plus: Real estate depreciation and amortization	29,823	59,724
Funds from operations	45,220	95,787
Less: Nonforfeitable dividends on incentive restricted stock awards	(186)	(373)
FFO attributable to common stock and units	$45,034	$95,414
FFO per diluted share/unit	$0.59	$1.25
Weighted average number of common shares and units, diluted (1)	76,328,181	76,328,678
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2023, we had $1.4 billion of fixed rate debt outstanding with an estimated fair value of $1.2 billion. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. If interest rates at June 30, 2023 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $39.3 million. If interest rates at June 30, 2023 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $62.5 million. Additionally, we consider $325.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of June 30, 2023 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.

Variable Interest Rate Debt
At June 30, 2023, we had $325.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2023, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2023, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	July 28, 2023	Date:	July 28, 2023