Form 10-K
period 2023-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2024-02-14
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2023 was $1.012 billion.
The number of American Assets Trust, Inc.’s common shares outstanding on February 14, 2024 was 60,895,786.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to American Assets Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a REIT and is the sole general partner of the Operating Partnership. As of December 31, 2023, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2023

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
•Investment returns from our developed properties may be less than anticipated;
•general economic conditions;
•financial market fluctuations;
•risks that affect the general office, retail, multifamily and mixed-use environment;
•the competitive environment in which we operate;
•system failures or security incidents through cyberattacks;
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
•potential litigation;
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
•Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have become more common, particularly as a result of COVID-19, which may reduce the demand for office space and cause a reduction of rental rates and property valuation at our office properties on a temporary and/or prolonged basis.
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
•We face risks relating to system failures or security incidents through cyberattacks that could disrupt our information technology (“IT”) networks, enterprise applications, and related systems; cause loss of confidential information and other business disruptions.
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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of December 31, 2023, our portfolio is comprised of twelve office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2023, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii.
American Assets Trust, Inc. is a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2023. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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
Human Capital
At December 31, 2023, we had 228 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in the ownership, operation, acquisition, and development of our high quality office, retail, multifamily and mixed-use properties and tenant relationships. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We also provide all employees with a wide range of professional development experiences, both formal and informal.
The safety and well-being of our employees is a paramount value for us, and the health and wellness of our employees is critical to our success. We provide our employees with access to a variety of flexible and convenient health and wellness programs designed to support their physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors.
Additionally, we provide competitive compensation and benefits. In addition to salaries, employees may be eligible to receive annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources.
We are committed to cultivating a diverse culture of inclusion that we believe makes a positive difference in our employees’ lives and we actively work to improve workplace diversity, equity and inclusion. As of December 31, 2023, our employees were:
•45.0% female; 54.5% male; and 0.5% non-binary; and
•55.3% ethnically diverse (i.e., Asian, African American, Hispanic or Latino and other (Native Hawaiian/ Pacific Islander and two or more of the foregoing)).

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
Regulation
Our properties are subject to various covenants, laws, ordinances and regulations, including laws such as the Americans with Disabilities Act of 1990, or the ADA, and the Fair Housing Amendment Act of 1988, or the FHAA, that impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or be required to pay damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures. For additional information, see the section titled “Risk Factors – Risks Related to the Real Estate Industry – We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.”
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
Segments
We operate in four business segments: office, retail, multifamily and mixed-use. Information related to our business segments for 2023, 2022 and 2021 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.

Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2023, 2022 or 2021. LPL Holdings, Inc. at La Jolla Commons accounted for approximately 13.2%, 13.2% and 14.4% of total office segment revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Google LLC at The Landmark at One Market accounted for approximately 10.4%, 12.7% and 13.6% of total office segment revenues for the years ended December 31, 2023, 2022 and 2021, respectively.
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
In 2023, approximately 53% of our net operating income was from our office properties. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have become more common, particularly as a result of the pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, which may adversely affect our financial condition, results of operations and cash flow.

We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At February 14, 2024, we had total debt outstanding of $1.70 billion, excluding debt issuance costs, a portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2023, we also had a third amended and restated credit facility with a capacity of $500 million, consisting of a revolving line of credit of $400 million and an unsecured term loan of $100 million (Term Loan A). Additionally, on January 5, 2023, we amended and restated our term loan agreement (a separate facility from that described in the preceding sentence) to consist of unsecured term loans of $225 million (Term Loan B and Term Loan C). Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
As of December 31, 2023, the three largest tenants in our office portfolio - Google LLC, LPL Holdings, Inc. and Autodesk, Inc. - represented approximately 30.6% of the total annualized base rent in our office portfolio in the aggregate, and 13.5%, 10.1% and 7.0%, respectively, of the annualized base rent generated by our office properties. Google LLC is a subsidiary of Alphabet, Inc. and provides internet related products and services. LPL Holdings, Inc. is a subsidiary of LPL Financial Holdings, Inc. and provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions in the United States. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
As of December 31, 2023, our largest anchor tenants were Lowe's, Sprouts Farmers Market and Nordstrom Rack, which together represented approximately 10.4% of our total annualized base rent of our retail portfolio in the aggregate, and 5.3%, 2.8% and 2.3%, respectively, of the annualized base rent generated by our retail properties.
Many of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our performance or the value of the applicable retail property.
Many of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant's obligation to remain open, the amount of rent payable by the tenant or the tenant's obligation to continue occupancy on certain conditions, including: (1) the presence of a certain anchor tenant or tenants; (2) the continued operation of an anchor tenant's store; and (3) minimum occupancy levels at the applicable retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to a reduction of its rent. In periods of prolonged economic decline or government-imposed restrictions on operations (such as restrictions intended to reduce the spread of illness), there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the applicable retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or tenants' rights to terminate their leases early or to a reduction of their rent, our performance or the value of the applicable retail property could be adversely affected.
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
As of December 31, 2023, leases representing 7.1% of the square footage and 8.8% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2024, and an additional 10.3% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, inflation, high interest rate environments, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers (including Amazon.com) and other online businesses and the COVID-19 pandemic and potentially other communicable diseases. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline. We also might be susceptible to weakness in retail real estate as a result of trends relating to consumers preference to utilize e-commerce in lieu of in-person shopping experiences.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS Lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $7.7 million based on operating performance through December 31, 2023. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders and unitholders.

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
A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, tornadoes, wildfires, and sea-level rise due to climate change, and other natural disasters. At December 31, 2023, 57% of the gross leaseable area of our portfolio is located in the State of California. Additionally, 14%, 13%, and 8% of the gross leaseable area of our portfolio is located in the States of Washington, Oregon and Texas, respectively, and we have a meaningful presence in Oahu, Hawaii. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and/or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.
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
We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Consequently, with respect to any such arrangement we may enter into in the future, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third-party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.
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
We rely on information technology in our operations, and are subject to laws and regulations concerning data privacy and security. Any breach, interruption or security failure of that technology or any failure to comply with applicable laws could have a negative impact on our business, operations and/or financial condition.
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. We rely on the reasonable secure processing of personal, confidential and other sensitive information in our computer systems, hardware, software, technology infrastructure and online sites and networks as well as those provided by third parties (collectively, “IT Systems”). Our IT Systems are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants. We and our third-party providers face risks associated with security breaches, whether through cyberattacks or cyber-intrusions over the internet, bugs, malware, computer viruses, attachments to e-mails and/or employees or third-parties with access to our IT Systems, all of which create an ever-evolving landscape of cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data that we and our providers process. We face the risk of ransomware or other cyberattacks aimed at disrupting the availability of systems, applications, networks or data important to our business operations. Threat actors use increasingly sophisticated techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. Further, we offer the flexibility to work remotely in certain limited circumstances, which introduces heightened cybersecurity risks as remote working environments can be less secure and more susceptible to cyberattacks due to cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
We mitigate the risk of disruptions, breaches or disclosure of this personal, confidential personally and other sensitive information by implementing a variety of security measures including (among others) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, and to test and verify their proper and secure operations on a periodic basis. However, we cannot guarantee that we or our providers will not suffer successful security breaches, cyberattacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, human error issues or other similar events. Like many companies, we have experienced and will continue to experience incidents. Although none of these actual or attempted cyberattacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future.
There can be no assurance that our efforts to maintain the confidentiality, integrity, and availability and controls of our (or our third-party service providers') IT networks and related data and systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving our (or our third-party service providers') IT networks and related systems could materially and adversely impact our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our common stock, our ability to pay dividends and/or other distributions to our shareholders and unitholders. A security breach could additionally cause the disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or employees), resulting in litigation (including class actions) and potential liability, paying damages, regulatory inquiries, investigations or actions, and damage to our reputation. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Additionally, as part of our normal business activities,we collect and hold personal information of our residents and prospective residents in connection with our leasing activities at our multifamily locations. We also collect and hold personal information of our employees in connection with their employment. As such, we are subject to various federal, state and local laws, regulations and industry standards. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements that are subject to differing interpretations. In the United States, there are numerous federal and state data privacy and security laws, rules and regulations governing the collection, use, storage, sharing, transmission and other processing of personal information, including federal and state data privacy laws, data breach notification laws and consumer protection laws. Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business.
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
As of December 31, 2023, Mr. Rady and his affiliates owned approximately 16.6% of our outstanding common stock and 19.39% of our outstanding common units, which together represent an approximate 35.8% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including (1) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and (2) “control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. As permitted by the MGCL, our board of directors has, by board resolution, elected to opt out of the business combination provisions of the MGCL. However, we cannot assure you that our board of directors will not opt to be subject to such business combination provisions of the MGCL in the future.
Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (e.g., a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third-party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elected to be subject to certain provisions the MGCL relating to the filling of vacancies on our board of directors.
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
In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2023, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 22.8% of our outstanding common units and approximately 22.5% of our outstanding common stock, which together represent an approximate 38.8% beneficial interest in our company on a fully diluted basis.
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
Pandemics and related governmental or business restrictions could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
The COVID-19 pandemic and governmental and business restrictions intended to prevent the viruses spread had a significant adverse impact on economic and market conditions around the world, including in the United States and specifically in the markets in which we own properties. Whether we will experience another pandemic or similar health-related crisis and if so, the extent and duration of any governmental or business measures aimed to contain such illness, such as quarantines, restrictions on travel, stay-at-home orders, density limitations, social distancing measures, restrictions on business operations and/or construction projects, is highly unpredictable. As a result, we may not be able to avoid another pandemic’s adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance, we previously saw a material reduction in rent collections from certain tenants, particularly retail tenants, as a result of the COVID-19 pandemic and related governmental and business measures.
The impact of a future pandemic could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

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
•increased working from home, which may decrease demand for office space causing market rental rates and property values to be negatively impacted;
•our ability to stabilize our development projects, renew leases or re-lease available space in our proprieties on favorable terms or at all, including as a result of a general decrease in demand for our office and retail space and occupancy in our hotel, deterioration in the economic and market conditions in the markets in which we own properties or due to pandemic-related restrictions that frustrate our leasing activities;
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
•our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by a pandemic and are not willing, available or allowed to conduct work;
•certain of our tenants filing for bankruptcy due to financial hardships they suffered as a result of a pandemic; and
•our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed to the extent necessary due to the unpredictable impacts of a pandemic.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the security, confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;
•a team of employees (as further described below), or our Response Team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of reputable, recognized external service providers that assess, test and otherwise assist with aspects of our cybersecurity controls;
•periodic cybersecurity awareness training of our employees, incident response personnel, and senior management;
•an incident response plan that includes procedures for responding to cybersecurity incidents; and
•a risk management process with respect to IT-related third-party service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other IT risks. The Audit Committee reviews and approves our cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our President and Chief Operating Officer or external experts as part of the Board’s continuing education on topics that impact public companies.
Our Response Team is responsible for assessing and managing our material risks from cybersecurity threats, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Response Team includes our President and Chief Operating Officer, our Executive Vice President and Chief Financial Officer, our Director of IT, our Business Systems Manager, our Corporate Controller and our Director of Internal Audit. The Response Team members' relevant experience includes overseeing IT departments, reviewing existing security measures, and implementing solutions to mitigate security risks that may pose threats to a business.
Our Response Team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including third-party consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2.PROPERTIES
Our Portfolio
As of December 31, 2023, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2023, we owned land at three of our properties that we classified as held for development or construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent Per Leased Square Foot
OFFICE PROPERTIES
La Jolla Commons	San Diego, CA	2008/2014	2	724,654	99.3%	$46,251,701	$64.28
Torrey Reserve Campus	San Diego, CA	1996-2000/2014-2016/2021	14	547,035	92.2	26,721,473	52.98
Torrey Point	San Diego, CA	2017	2	94,854	100.0	5,780,415	60.94
Solana Crossing	Solana Beach, CA	1982/2005	4	224,009	88.3	9,150,509	46.26
The Landmark at One Market (2)	San Francisco, CA	1917/2000	1	422,426	100.0	41,072,918	97.23
One Beach Street	San Francisco, CA	1924/1972/1987/1992	1	100,270	—	—	—
First & Main	Portland, OR	2010	1	362,633	90.7	10,969,495	33.35
Lloyd Portfolio	Portland, OR	1940-2015	3	549,959	79.4	15,287,045	35.01
City Center Bellevue	Bellevue, WA	1987	1	498,606	85.7	25,454,376	59.57
Eastgate Office Park	Bellevue, WA	1985	4	281,204	55.4	6,475,463	41.57
Corporate Campus East III	Bellevue, WA	1986	4	159,578	85.0	6,253,631	46.10
Bel-Spring 520	Bellevue, WA	1983	2	93,295	73.1	2,989,023	43.83
Subtotal / Weighted Average Office Portfolio (3)			39	4,058,523	86.0%	$196,406,049	$56.27

RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	9	78,098	89.8%	$3,962,827	$56.51
Carmel Mountain Plaza (4)	San Diego, CA	1994/2014	15	528,416	98.8	14,205,182	27.21
South Bay Marketplace (4)	San Diego, CA	1997	9	132,877	97.8	2,454,484	18.89
Gateway Marketplace	San Diego, CA	1997/2016	3	127,861	100.0	2,583,099	20.20
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	9	208,297	98.0	6,661,157	32.63
Solana Beach Towne Centre	Solana Beach, CA	1973/2000/2004	12	246,651	96.5	6,847,560	28.77
Del Monte Center (4)	Monterey, CA	1967/1984/2006	16	673,155	82.4	9,449,635	17.04
Geary Marketplace	Walnut Creek, CA	2012	3	35,159	96.7	1,230,114	36.18
The Shops at Kalakaua	Honolulu, HI	1971/2006	3	11,671	77.7	1,105,775	121.94
Waikele Center	Waipahu, HI	1993/2008	9	418,047	99.7	12,838,467	30.80
Alamo Quarry Market (4)	San Antonio, TX	1997/1999	16	588,148	98.5	14,813,996	25.57
Hassalo on Eighth - Retail (5)	Portland, OR	2015	3	44,236	65.5	968,470	33.42
Subtotal / Weighted Average Retail Portfolio (1)			107	3,092,616	94.3%	$77,120,766	$26.44
Total / Weighted Average Retail and Office Portfolio (1)			146	7,151,139	89.6%	$273,526,815	$42.69
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Number of Buildings	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail	Honolulu, HI	2006	3	93,925	95.1%	$9,545,747	$106.87

Hotel Portion	Location	Year Built/ Renovated	Number of Buildings	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2014/2020	2	369	85.2%	$373.50	$318.38

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Number of Buildings	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2001 - 2008/2021	80	548	94.7%	$17,026,908	$2,734
Imperial Beach Gardens	Imperial Beach, CA	1959/2008	26	160	92.5	4,703,988	2,649
Mariner’s Point	Imperial Beach, CA	1986	8	88	87.5	2,288,280	2,476
Santa Fe Park RV Resort (6)	San Diego, CA	1971/2007-2008	1	124	84.7	1,521,684	1,207
Pacific Ridge Apartments	San Diego, CA	2013	3	533	94.0	23,798,100	3,958
Hassalo on Eighth - Multifamily (5)	Portland, OR	2015	3	657	91.0	11,873,343	1,655
Total / Weighted Average Multifamily			121	2,110	92.3%	$61,212,303	$2,619

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) under commenced leases for the month ended December 31, 2023 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. The foregoing notwithstanding:
a.The annualized base rent for La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $35,743,797 to our estimate of annual triple net operating expenses of $10,507,904 for an estimated annualized base rent on a modified gross lease basis of $46,251,701 for La Jolla Commons.
b.The annualized base rent for Eastgate Office Park has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $4,656,039 to our estimate of annual triple net operating expenses of $1,819,424 for an estimated annualized base rent on a modified gross lease basis of $6,475,463 for Eastgate Office Park.
c.The annualized base rent for Corporate Campus East III has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $4,508,259 to our estimate of annual triple net operating expenses of $1,745,372 for an estimated annualized base rent on a modified gross lease basis of $6,253,631 for Corporate Campus East III.
d.The annualized base rent for Bel-Spring 520 has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $2,140,936 to our estimate of annual triple net operating expenses of $848,087 for an estimated annualized base rent on a modified gross lease basis of $2,989,023 for Bel-Spring 520.
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
(3)Lease data for signed but not commenced leases as of December 31, 2023 is in the following table:

	Leased Square Feet		Annualized Base	Pro Forma Annualized
	Under Signed But	Annualized	Rent per	Base Rent per
	Not Commenced Leases (a)	Base Rent (b)	Leased Square Foot (b)	Leased Square Foot (c)
Office Portfolio	$14,214	$687,781	$48.39	$56.37
Retail Portfolio	31,501	748,980	$23.78	$26.71
Total Retail and Office Portfolio	$45,715	$1,436,761	$31.43	$42.87

(a)    Office portfolio leases signed but not commenced of 7,016 and 7,198 square feet are expected to commence during the first and second quarters of 2024, respectively. Retail portfolio leases signed but not commenced of 3,264, 1,200, and 27,037 square feet are expected to commence during the first, second and third quarters of 2024, respectively.
(b)     Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for signed but not commenced leases as of December 31, 2023 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage for signed by not commenced leases.
(c)     Pro forma annualized base rent is calculated by dividing annualized base rent for commenced leases and for signed but not commenced leases as of December 31, 2023, by square footage under lease as of December 31, 2023.
(4)Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$974,581
South Bay Marketplace	1	2,824	$114,552
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	3	20,694	$423,455

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
•Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2023, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2023. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2023, divided by total units available, expressed as a percentage.
•Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2023, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2023. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2023 for our retail and office portfolio equaled approximately $7.1 million for the year ended December 31, 2023. Total abatements for leases in effect as of December 31, 2023 for our mixed-use portfolio equaled approximately $0.1 million for the year ended December 31, 2023. Total abatements for leases in effect as of December 31, 2023 for our multifamily portfolio equaled approximately $0.5 million for the year ended December 31, 2023.
•Units represent the total number of units available for sale or rent at December 31, 2023.
•Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2023, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2023, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2023 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
•Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2023.

Tenant Diversification
At December 31, 2023, our operating portfolio had approximately 796 leases with office and retail tenants, of which 6 expired on December 31, 2023 and 9 had not yet commenced as of such date. Our residential properties had 1,843 leases with residential tenants at December 31, 2023, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 63 leases with retailers. Only one tenant or affiliated group of tenants accounted for more than 9.3% of our annualized base rent as of December 31, 2023 for our office, retail and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined office, retail and retail portion of our mixed-use property portfolios as of December 31, 2023.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
Google LLC	The Landmark at One Market	12/31/2029	253,198	3.5%	$26,420,853	9.3%
LPL Holdings, Inc.	La Jolla Commons	4/30/2029	421,001	5.8	19,886,757	7.0
Autodesk, Inc.	The Landmark at One Market	12/31/2027 12/31/2028	138,615	1.9	13,670,631	4.8
Smartsheet, Inc.	City Center Bellevue	12/31/2026 4/30/2029	123,041	1.7	6,998,327	2.5
Illumina, Inc.	La Jolla Commons	10/31/2027	73,176	1.0	4,770,535	1.7
VMware, Inc	City Center Bellevue	3/31/2028	75,000	1.0	4,559,084	1.6
Lowe's	Waikele Center	5/31/2028	155,000	2.1	4,092,000	1.4
Clearesult Operating, LLC	First & Main	4/30/2025	101,848	1.4	3,483,504	1.2
Industrious	City Center Bellevue	4/30/2033 3/31/2034	55,256	0.8	3,205,289	1.1
State of Oregon: Department of Environmental Quality	Lloyd Portfolio	10/31/2031	87,787	1.2	3,023,074	1.1
Top technology tenant (2)	La Jolla Commons	8/31/2030	40,800	0.6	2,521,440	0.9
Genentech, Inc	Lloyd Portfolio	10/31/2026	66,852	0.9	2,407,761	0.9
MEI Pharma, Inc.	Torrey Reserve Campus	11/30/2029	45,088	0.6	2,334,532	0.8
PIMCO	Solana Crossing La Jolla Commons	5/12/2024 3/31/2034	38,302	0.5	2,304,262	0.8
Internal Revenue Service	First & Main	8/31/2030	63,648	0.9	2,189,700	0.8
Sprouts Farmers Market	Carmel Mountain Plaza, Solana Beach Towne Centre, Geary Marketplace	3/31/2025 6/30/2029 9/30/2032	71,431	1.0	2,121,187	0.8
California Bank & Trust	Torrey Reserve Campus	2/29/2024 2/28/2034	34,731	0.5	2,095,596	0.7
WeWork	Lloyd Portfolio	1/31/2032	55,395	0.8	2,058,075	0.7
Veterans Benefits Administration	First & Main	8/31/2030	73,001	1.0	1,997,006	0.7
Perkins Coie, LLP	Torrey Reserve Campus	12/31/2028	36,980	0.5	1,972,850	0.7
Troutman Sanders, LLP	Torrey Reserve, First & Main	3/31/2025 4/30/2025	33,812	0.5	1,852,641	0.7
Nordstrom Rack	Carmel Mountain Plaza, Alamo Quarry Market	9/30/2027 10/31/2027	69,047	1.0	1,804,269	0.6
Marshalls	Solana Beach Towne Centre, Carmel Mountain Plaza	1/31/2025 1/31/2029	68,055	0.9	1,728,228	0.6
US Bank	La Jolla Commons, Lomas Sante Fe Plaza	8/31/2027	40,858	0.6	1,701,942	0.6
Banner Corporation	Corporate Campus East III	10/31/2027	46,572	0.6	1,630,020	0.6
TOTAL			2,268,494	31.3%	$120,829,563	42.6%

(1)Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2023 for the applicable lease(s) by (ii) 12.
(2)Name withheld at tenant's request.

Geographic Diversification
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2023. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	10	2,912,752	40.2%
Northern California	4	1,231,010	17.0
Washington	4	1,032,683	14.3
Oregon	3	956,828	13.2
Texas	1	588,148	8.1
Hawaii (2)	3	523,643	7.2
Total	25	7,245,064	100.0%

(1)Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2023 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Office	12	$146,517	52.8%
Retail	12	73,327	26.5%
Mixed-Use	1	33,805	12.2%
Multifamily	6	23,558	8.5%
Total	31	$277,207	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2023, plus available space, for each of the ten calendar years beginning January 1, 2024 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space excludes the space from 6 leases that terminated on December 31, 2023. In 2024, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

The lease expirations for our multifamily portfolio and the hotel portion of our mixed-use portfolio are excluded from this table because multifamily unit leases generally have lease terms ranging from seven to fifteen months, with a majority having twelve-month lease terms, and because rooms in the hotel are rented on a nightly basis. The information set forth in the table assumes that tenants do not exercise any renewal options.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	749,153	10.2%	$—	—%	$—
Month to Month	87,179	1.2	1,190,762	0.4	13.66
2024	511,728	7.1	23,470,529	8.8	45.87
2025	648,514	9.0	23,958,594	8.9	36.94
2026	699,555	9.7	28,413,457	10.6	40.62
2027	865,844	12.0	36,508,531	13.6	42.17
2028	1,142,216	15.8	40,323,290	15.0	35.30
2029	1,231,670	17.0	64,575,137	24.1	52.43
2030	320,141	4.4	13,160,821	4.9	41.11
2031	327,884	4.5	12,399,549	4.6	37.82
2032	210,502	2.9	6,828,363	2.5	32.44
2033	116,966	1.6	6,103,288	2.3	52.18
Thereafter	286,961	4.0	11,219,456	4.3	39.10
Signed Leases Not Commenced	46,751	0.6	—	—	—
Total:	7,245,064	100.0%	$268,151,777	100.0%	$37.01

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2023 for the leases expiring during the applicable period, by 12.
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

PART II
ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
American Assets Trust, Inc. Market Information and Holders
Shares of American Assets Trust, Inc.'s common stock are listed on the NYSE under the symbol “AAT”. On February 8, 2024, we had 80 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. As of February 8, 2024, we had 20 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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
Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2023.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, S&P 600 Real Estate Index from December 31, 2018 through December 31, 2023. We changed our industry index comparison to be consistent with the index comparison in our long-term equity incentive awards and also due to the change in our overall portfolio with the acquisition, development and redevelopment of multiple office projects. The stock price performance graph assumes that an investor invested $100 in each of American Assets Trust, Inc. and these indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of American Assets Trust, Inc. shares of common stock.

Total Return Performance
Index Value
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
American Assets Trust, Inc.
S&P 500 Index
S&P 600 Real Estate Index

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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas, and Hawaii. As of December 31, 2023, our portfolio was comprised of twelve office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2023, we owned land at three of our properties that we classified as held for development or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon, and Oahu, Hawaii. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of December 31, 2023. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store composition for the years ended December 31, 2023, 2022 and 2021. For the year ended December 31, 2023, when compared to the designations for the year ended December 31, 2022, Eastgate Office Park and Corporate Campus East III were reclassified to same-store properties because these properties were acquired on July 7, 2021 and September 10, 2021, respectively. Because Bel-Spring 520 was acquired on March 8, 2022, it is classified as non-same-store property for the year ended December 31, 2023. One Beach Street continues to be identified as a same-store redevelopment property due to significant construction activity.

For the year ended December 31, 2022, when compared to the designations for the year ended December 31, 2021, Waikiki Beach Walk-Retail and Embassy Suites™ Hotel was reclassified to same-store due to significant spalling repair activity impacting the hotel portion of the property's operations, which was completed on September 30, 2020. Eastgate Office Park was classified as non-same-store, as it was acquired on July 7, 2021. Corporate Campus East III was classified as non-same-store, as it was acquired on September 10, 2021. Bel-Spring 520 was classified as non-same-store, as it was acquired on March 8, 2022. One Beach Street continues to be identified as a same-store redevelopment property due to significant construction activity.

	December 31,
	2023	2022	2021
Same-Store	29	27	26
Non-Same Store	2	4	4
Total Properties	31	31	30

Redevelopment Same-Store	30	28	27

Total Development Properties	3	3	3

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Office Leases. Our office portfolio included twelve properties with a total of approximately 4.1 million rentable square feet available for lease as of December 31, 2023. As of December 31, 2023, these properties were 86.0% leased. For the year ended December 31, 2023, the office segment contributed 47.1% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2023, we signed 49 office leases for 322,418 square feet with an average rent of $66.42 per square foot during the initial year of the lease term. Of the leases, 34 represent comparable leases where there was a prior tenant, with an increase of 2.4% in cash basis rent and an increase of 10.8% in straight-line rent compared to the prior leases.
Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2023. As of December 31, 2023, these properties were 94.3% leased. For the year ended December 31, 2023, the retail segment contributed 23.7%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected as rental income in the statements of operations.
During the year ended December 31, 2023, we signed 86 retail leases for 405,144 square feet with an average rent of $34.18 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 75 represent comparable leases where there was a prior tenant, with an increase of 6.5% in cash basis rent and an increase of 15.4% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,110 units (including 120 RV spaces) available for lease as of December 31, 2023. As of December 31, 2023, these properties were 92.3% leased. For the year ended December 31, 2023, the multifamily segment contributed 14.0% of our total revenue. Our multifamily leases, other than at our RV resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2023 was $2,619, compared to $2,483 at December 31, 2022.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 94,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2023, the retail portion of the property was 95.1% leased, and for the year ended December 31, 2023, the hotel had an average occupancy of 85.2%. For the year ended December 31, 2023, the mixed-use segment contributed 15.1%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the twelve months ended December 31, 2023, we signed 49 office leases for a total of 322,418 square feet of office space including 261,246 square feet of comparable space leases, at an average rental rate increase of 2.4% on a cash basis and an average rental increase of 10.8% on a straight-line basis. New office leases for comparable spaces were signed for 42,739 square feet at an average rental rate increase of 19.9% on a cash basis and an average rental rate increase of 21.8% on a straight-line basis. Renewals for comparable office spaces were signed for 218,507 square feet at an average rental rate increase of 0.1% on a cash basis and increase of 9.3% on a straight-line basis. Tenant improvements and incentives were $74.83 per square foot of office space for comparable new leases for the twelve months ended December 31, 2023. There were $46.55 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2023.

During the twelve months ended December 31, 2023, we signed 86 retail leases for a total of 405,144 square feet of retail space including 367,810 square feet of comparable space leases, at an average rental rate increase of 6.5% on a cash basis and an average rental increase of 15.4% on a straight-line basis. New retail leases for comparable spaces were signed for 2,634 square feet at an average rental rate increase of 75.5% on a cash basis and an average rental rate increase of 145.7% on a straight-line basis (due to the modification of prior tenants' rent to cash-basis, which precluded straight-line rent for comparison). Renewals for comparable retail spaces were signed for 365,176 square feet at an average rental rate increase of 5.7% on a cash basis and an increase of 14.7% on a straight-line basis. Tenant improvements and incentives were $30.37 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2023. There were $7.25 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2023.

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

The leases signed in 2023 will typically become effective in 2024, though some may not become effective until 2025. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third-party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in the section above entitled “Item 1A. Risk Factors.” Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.
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

Since the onset of COVID-19 in 2020, we have provided lease concessions to certain tenants, primarily within the retail segment, in the form of rent deferrals and abatements in recognition of the adverse impact that COVID-19 had on such tenants, although the concessions provided during the year ended December 31, 2023 were immaterial to us. These lease concessions generally included an increase in our rights as a lessor. We assess each lease concession and determine whether it represents a lease modifications under Accounting Standards Codification Topic 842, Leases ("ASC 842").
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $24.0 million and $73.3 million for the years ended December 31, 2023 and 2022, respectively.

We capitalized external and internal costs related to other property improvements combined of $54.2 million and $43.3 million for the years ended December 31, 2023 and 2022, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $7.8 million and $5.8 million for the years ended December 31, 2023 and 2022, respectively.

Segment capital expenditures for the years ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	Year Ended December 31, 2023

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$15,010	$21,665	$36,675	$7,251	$27,410	$71,336
Retail Portfolio	5,668	3,188	8,856	—		8,856
Multifamily Portfolio	—	5,902	5,902	—		5,902
Mixed-Use Portfolio	512	3,281	3,793	—		3,793
Total	$21,190	$34,036	$55,226	$7,251	$27,410	$89,887

	Year Ended December 31, 2022

Segment	Tenant Improvements and Leasing Commissions	Maintenance Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Maintenance Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$20,717	$8,558	$29,275	$20,502	$52,666	$102,443
Retail Portfolio	6,631	5,527	12,158	19	—	12,177
Multifamily Portfolio	—	4,801	4,801	88	—	4,889
Mixed-Use Portfolio	350	1,296	1,646	—	—	1,646
Total	$27,698	$20,182	$47,880	$20,609	$52,666	$121,155

The decrease in tenant improvements and leasing commissions for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to tenant buildouts at The Landmark at One Market, City Center Bellevue and Alamo Quarry Market completed in the year ended December 31, 2022, partially offset by new tenant buildouts at Torrey Point, Carmel Mountain Plaza and Del Monte Center during the year ended December 31, 2023.
The increase in maintenance capital expenditures for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to renovations at Eastgate Office Park, City Center Bellevue and La Jolla Commons.
The decrease in new development expenditures for the year ended December 31, 2023 compared to the year ended December 21, 2022 was primarily related to costs incurred for the development of Tower 3 at La Jolla Commons. The decrease in redevelopment expenditures for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily related to the modernization costs of One Beach Street.
Our capital expenditures during the year ending December 31, 2024 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of our held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in the year ending December 31, 2024 to decrease from the year ending December 31, 2023 as we expect to reach completion of development activities at La Jolla Commons during the first quarter of 2024.
Derivative Instruments
We may use derivative instruments to manage exposure to variable interest rate risk. We may enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt.
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive income on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not match, such as notional amounts, settlement dates, reset dates, calculation periods and the use of SOFR. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
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
No impairment charges were recorded for the years ended December 31, 2023, 2022 or 2021.

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
Property Acquisitions and Dispositions
2023 Acquisitions and Dispositions
During the year ended December 31, 2023, there were no acquisitions or dispositions.
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
During the year ended December 31, 2022, there were no dispositions.
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
For our discussion related to the results of operations and liquidity and capital resources for the year ended December 31, 2022 compared to the year ended December 31, 2021 please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2022 Form 10-K, filed with the Securities and Exchange Commission on February 10, 2023.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
The following summarizes our consolidated results of operations for the year ended December 31, 2023 compared to our consolidated results of operations for the year ended December 31, 2022. As of December 31, 2023, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2023, we owned land at three of our properties that we classified as held for development or construction in progress. As of December 31, 2022, our operating portfolio was comprised of 30 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2022, we owned land at three of our properties that we classified as held for development or construction in progress.

The following table sets forth selected data from our consolidated statements of comprehensive income for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Change	%
Revenues
Rental income	$419,373	$402,507	$16,866	4%
Other property income	21,791	20,141	1,650	8
Total property revenues	441,164	422,648	18,516	4
Expenses
Rental expenses	118,801	107,645	11,156	10
Real estate taxes	45,156	44,788	368	1
Total property expenses	163,957	152,433	11,524	8
Net operating income	277,207	270,215	6,992	3
General and administrative	(35,960)	(32,143)	(3,817)	12
Depreciation and amortization	(119,500)	(123,338)	3,838	(3)
Interest expense, net	(64,706)	(58,232)	(6,474)	11
Other income (expense), net	7,649	(625)	8,274	1,324
Net income	64,690	55,877	8,813	16
Net income attributable to restricted shares	(761)	(648)	(113)	17
Net income attributable to unitholders in the Operating Partnership	(13,551)	(11,723)	(1,828)	16
Net income attributable to American Assets Trust, Inc. stockholders	$50,378	$43,506	$6,872	16%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $18.5 million, or 4%, to $441.2 million for the year ended December 31, 2023, compared to $422.6 million for the year ended December 31, 2022. The percentage leased was as follows for each segment as of December 31, 2023 and 2022:

	Percentage Leased (1) Year Ended December 31,
	2023	2022
Office	86.0%	88.9%
Retail	94.3%	93.5%
Multifamily	92.3%	91.8%
Mixed-Use (2)	95.1%	93.8%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2023 or December 31, 2022, as applicable.
(2)    Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $16.9 million, or 4%, to $419.4 million for the year ended December 31, 2023, compared to $402.5 million for the year ended December 31, 2022. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2023	2022	Change	%	2023	2022	Change	%
Office	$202,248	$198,197	$4,051	2%	$198,960	$195,740	$3,220	2%
Retail	103,355	99,585	3,770	4	103,355	99,585	3,770	4
Multifamily	57,973	54,075	3,898	7	57,973	54,075	3,898	7
Mixed-Use	55,797	50,650	5,147	10	55,797	50,650	5,147	10
	$419,373	$402,507	$16,866	4%	$416,085	$400,050	$16,035	4%

(1)For this table and tables following, the same-store portfolio excludes (i) One Beach Street, due to significant redevelopment activity; (ii) Bel-Spring 520, which was acquired on March 8, 2022; (iii) the 710 building at Lloyd Portfolio which was placed into operations on November 1, 2022, approximately one year after completing renovations of the building and (iv) land held for development.
Total office rental revenue increased $4.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase of $3.2 million in same-store office rental revenue due to higher annualized base rents at Torrey Reserve Campus, Solana Crossing and The Landmark at One Market. Additionally, rental revenue increased $0.8 million due to the acquisition of Bel-Spring 520. These increases were offset by lower occupancy at Eastgate Office Park and a decrease related to accelerated revenue recognition in 2022 of tenant improvement overages due to a tenant vacating its space earlier than the original lease expiration date.
Total retail rental revenue increased $3.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent. These increases are primarily related to Carmel Mountain Plaza, Lomas Santa Fe Plaza, Alamo Quarry Market, Waikele Center and Del Monte Center. Additionally, there was an increase in cost recoveries of $0.7 million.
Multifamily rental revenue increased $3.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an overall increase in average monthly base rent of $2,581 for the year ended December 31, 2023, compared to $2,349 for the year ended December 31, 2022. Average occupancy decreased to 90.0% for the year ended December 31, 2023 compared to 92.9% for the year ended December 31, 2022.
Mixed-use rental revenue increased $5.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase of $4.7 million at the Waikiki Beach Walk hotel portion of our mixed-use property. This was due to an increase in average occupancy and revenue per available room to 85.2% and $318 for the year ended December 31, 2023, respectively, compared to 76.9% and $283 for the year ended December 31, 2022, respectively. Additionally, there was an increase of $0.4 million at the Waikiki Beach Walk retail portion of our mixed-use property due to new tenant leases signed and tenants previously on alternate rent reverting back to basic monthly rent.

Other property income. Other property income increased $1.7 million, or 8%, to $21.8 million for the year ended December 31, 2023, compared to $20.1 million for the year ended December 31, 2022. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2023	2022	Change	%	2023	2022	Change	%
Office	$5,608	$5,194	$414	8%	$5,537	$5,047	$490	10%
Retail	1,412	1,327	85	6	1,412	1,327	85	6
Multifamily	3,857	4,064	(207)	(5)	3,857	4,064	(207)	(5)
Mixed-Use	10,914	9,556	1,358	14	10,914	9,556	1,358	14
	$21,791	$20,141	$1,650	8%	$21,720	$19,994	$1,726	9%
Total office other property income increased $0.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in parking garage income at City Center Bellevue and La Jolla Commons.
Retail other property income increased $0.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to lease termination fees received at Carmel Mountain Plaza and Southbay Marketplace.
Multifamily other property income decreased $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in meter income and late fees at Pacific Ridge Apartments, Loma Palisades and Hassalo on Eighth - Multifamily.
Mixed-use other property income increased $1.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income and excise taxes at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $11.5 million, or 8%, to $164.0 million for the year ended December 31, 2023, compared to $152.4 million for the year ended December 31, 2022. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $11.2 million, or 10%, to $118.8 million for the year ended December 31, 2023, compared to $107.6 million for the year ended December 31, 2022. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2023	2022	Change	%	2023	2022	Change	%
Office	$40,627	$36,985	$3,642	10%	$38,656	$35,564	$3,092	9%
Retail	18,008	16,631	1,377	8	18,008	16,631	1,377	8
Multifamily	20,788	19,152	1,636	9	20,788	19,152	1,636	9
Mixed-Use	39,378	34,877	4,501	13	39,378	34,877	4,501	13
	$118,801	$107,645	$11,156	10%	$116,830	$106,224	$10,606	10%
Total office rental expenses increased $3.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase of $3.1 million in same-store office rental expenses related to an increase in repairs and maintenance services, utilities expenses, facility services, insurance expenses and other operating expenses as our tenants' employees have started returning to the office in-person. Additionally, office rental expenses increased $0.3 million due to certain incomplete development costs written off and $0.2 million related to the acquisition of Bel-Spring 520.
Total retail rental expenses increased $1.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in facilities services, insurance expenses and certain incomplete development costs written off in the period.

Multifamily rental expenses increased $1.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in utilities expenses, repairs and maintenance expenses, insurance expenses and an increase in property-level personnel compensation expenses.
Mixed-use rental expenses increased $4.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase of $4.2 million in hotel room expenses, personnel expenses and excise tax expenses at the hotel portion of our mixed-use property during the period. There was also an increase in rental expenses of $0.3 million at the retail portion of our mixed-use property related to excise taxes, employee costs and facilities expenses.
Real Estate Taxes. Real estate tax expense increased $0.4 million, or 1%, to $45.2 million for the year ended December 31, 2023, compared to $44.8 million for the year ended December 31, 2022. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2023	2022	Change	%	2023	2022	Change	%
Office	$20,712	$20,493	$219	1%	$20,202	$20,192	$10	—%
Retail	13,432	13,675	(243)	(2)	13,432	13,675	(243)	(2)
Multifamily	7,237	7,104	133	2	7,237	7,104	133	2
Mixed-Use	3,775	3,516	259	7	3,775	3,516	259	7
	$45,156	$44,788	$368	1%	$44,646	$44,487	$159	—%
Total office real estate taxes increased $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in property value assessments at La Jolla Commons, Eastgate Office Park and Corporate Campus East III.
Retail real estate taxes decreased $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a one-time real estate tax refund received during 2023 at Carmel Mountain Plaza and Del Monte Center.
Multifamily real estate taxes increased $0.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in property value assessments across all multifamily properties.
Mixed-use real estate taxes increased $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to discontinuation of a reduction in tax burden that was formerly provided by Honolulu County to hotels during 2021 and 2022 in response to the COVID-19 pandemic.
Property Operating Income.
Property operating income increased $7.0 million, or 3%, to $277.2 million for the year ended December 31, 2023, compared to $270.2 million for the year ended December 31, 2022. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2023	2022	Change	%	2023	2022	Change	%
Office	$146,517	$145,913	$604	—%	$145,639	$145,031	$608	—%
Retail	73,327	70,606	2,721	4	73,327	70,606	2,721	4
Multifamily	33,805	31,883	1,922	6	33,805	31,883	1,922	6
Mixed-Use	23,558	21,813	1,745	8	23,558	21,813	1,745	8
	$277,207	$270,215	$6,992	3%	$276,329	$269,333	$6,996	3%

Total office property operating income increased $0.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher annualized base rents at Torrey Reserve Campus, Solana Crossing and The Landmark at One Market. These increases were partially offset by higher operating expenses related to utilities expenses, repairs and facilities services and insurance expenses. Additionally, there was a decrease due to lower occupancy at Eastgate Office Park and a decrease related to accelerated revenue recognition in 2022 of tenant improvement overages due to a tenant vacating its space earlier than the original lease expiration date.
Retail property operating income increased $2.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent. These increases were partially offset by higher operating expenses related to facilities services and insurance expenses.
Multifamily property operating income increased $1.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an overall decrease in average occupancy and increase in average monthly base rent of 90.0% and $2,581, respectively for the year ended December 31, 2023 compared to 92.9% and $2,349, respectively for the year ended December 31, 2022. These increases were partially offset by higher utilities expenses, insurance expenses and repairs and maintenance expenses.
Mixed-use property operating income increased $1.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the Waikiki Beach Walk hotel portion of our mixed use property, which had an increase in average occupancy and revenue per available room to 85.2% and $318, respectively, for the year ended December 31, 2023 compared to 76.9% and $283, respectively, for the year ended December 31, 2022. This increase was partially offset by higher rental expenses related to room expenses, personnel costs, facilities expenses and excise taxes.
Other
General and administrative. General and administrative expenses increased $3.8 million, or 12%, to $36.0 million for the year ended December 31, 2023, compared to $32.1 million for the year ended December 31, 2022. This increase was primarily due to increases in stock-based compensation expense, general legal expenses and employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and amortization. Depreciation and amortization expense decreased $3.8 million, or 3%, to $119.5 million for the year ended December 31, 2023, compared to $123.3 million for the year ended December 31, 2022. This was due to tenants vacating space during the year ended December 31, 2022 at City Center Bellevue, Eastgate Office Park, Corporate Campus East III and Hassalo on Eighth - Retail. This decrease was partially offset by new building and tenant improvements placed into service in 2023 at Torrey Reserve Campus, Bel-Spring 520, Lloyd Portfolio and First & Main.
Interest expense. Interest expense, net increased $6.5 million, or 11%, to $64.7 million for the year ended December 31, 2023 compared to $58.2 million for the year ended December 31, 2022. This increase was primarily due to higher interest on our $225 million Amended and Restated Term Loan Agreement and related amortization of loan fees. This was partially offset by lower interest expense on the new non-recourse mortgage on City Center Bellevue and an increase in capitalized interest related to our development projects.
Other Income (Expense), Net. Other income, net increased $8.3 million, or 1,324%, to other income, net of $7.6 million for the year ended December 31, 2023 compared to other expense, net of $0.6 million for the year ended December 31, 2022, primarily due to the net settlement payment of approximately $6.3 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property and an increase of $2.0 million in interest and investment income attributed to the higher yield on our average cash balance during the period.
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

As of December 31, 2023, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2023, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

In December 2023, the company filed a universal shelf registration statement on Form S-3ASR with the SEC, which became effective upon filing and which replaced the prior Form S-3ASR that was filed with the SEC in January 2021. The universal shelf registration statement may permit the company from time to time to offer and sell equity securities of the company.  However, there can be no assurance that the company will be able to complete any such offerings of securities.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.
On December 3, 2021, the company entered into a new at-the-market, or ATM, equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million, or the 2021 ATM Program. The sales of shares of the company's common stock made through the 2021 ATM Program are to be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2023, the company had not issued any shares of common stock under the 2021 ATM Program.
The company intends to use the net proceeds from any issuances of common stock under the 2021 ATM Program to fund development or redevelopment activities, repay amounts outstanding from time to time under our third amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2023, the company had the capacity to issue up to an additional $250.0 million in shares of common stock under the 2021 ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2021 ATM Program.
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
Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2023 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,700,000	$100,000	$425,000	$—	$425,000	$—	$750,000
Interest payments	275,632	69,449	46,853	44,268	32,044	26,980	56,038
Operating lease	26,670	3,428	3,531	3,584	3,584	3,584	8,959
Tenant-related commitments	31,801	18,365	10,742	1,541	—	1,153	—
Construction-related commitments	16,245	16,245	—	—	—	—	—
Total	$2,050,348	$207,487	$486,126	$49,393	$460,628	$31,717	$814,997

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
Total cash, cash equivalents, and restricted cash were $82.9 million and $49.6 million at December 31, 2023 and 2022, respectively.
Net cash provided by operating activities increased $9.7 million to $188.8 million for the year ended December 31, 2023, compared to $179.1 million for the year ended December 31, 2022. The increase in cash from operations was primarily due to the net settlement payment received related to certain building systems at our Hassalo on Eighth, increase in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities decreased $76.4 million to $89.9 million for the year ended December 31, 2023, compared to $166.3 million for the year ended December 31, 2022. The decrease in cash used was primarily due to the acquisition of Bel-Spring 520 on March 8, 2022, and decrease in capital expenditures at La Jolla Commons III and One Beach Street.
Net cash used in financing activities decreased $37.2 million to $65.5 million for the year ended December 31, 2023, compared to $102.7 million for the year ended December 31, 2022. The decrease in cash used by financing activities was primarily due to the term loan agreement that was amended and restated, among other things, to increase the fully drawn borrowings from $150 million to $225 million. This was partially offset by the repayment of the outstanding balance on the revolving line of credit and payment of quarterly dividends.

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
The following is a reconciliation of our NOI to net income for the years ended December 31, 2023, 2022 and 2021 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net operating income	$277,207	$270,215	$246,054
General and administrative	(35,960)	(32,143)	(29,879)
Depreciation and amortization	(119,500)	(123,338)	(116,306)
Interest expense, net	(64,706)	(58,232)	(58,587)
Loss on early extinguishment of debt	—	—	(4,271)
Other income (expense), net	7,649	(625)	(418)
Net income	$64,690	$55,877	$36,593

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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2023, 2022 and 2021 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2023	2022	2021
Net income	$64,690	$55,877	$36,593
Plus: Real estate depreciation and amortization	119,500	123,338	116,306
Funds from operations, as defined by NAREIT	$184,190	$179,215	$152,899
Less: Nonforfeitable dividends on restricted stock awards	(749)	(641)	(557)
FFO attributable to common stock and units	$183,441	$178,574	$152,342
FFO per diluted share/unit	$2.40	$2.34	$2.00
Weighted average number of common shares and units, diluted (1)	76,346,772	76,233,814	76,175,004

(1)For the years ended December 31, 2023, 2022 and 2021 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2023, we had $1.4 billion of fixed-rate debt outstanding with an estimated fair value of $1.3 billion. If interest rates at December 31, 2023 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $36.2 million. If interest rates at December 31, 2023 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $58.5 million. Additionally, we consider our $325 million debt outstanding as of December 31, 2023, related to Term Loan A, Term Loan B and Term Loan C, to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At December 31, 2023, we had $325.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of our overall borrowing program. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change, nor would there be a change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2023.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
During the year ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “Delinquent - Section 16(a) Reports” is included herein as Item 15.

ITEM 11.EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2024 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 15.DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2023, our named executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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
(b) See Exhibit Index
(c) Not Applicable

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Assets Trust, Inc.
3.2(2)	Amended and Restated Bylaws of American Assets Trust, Inc.
3.3(3)	Certificate of Limited Partnership of American Assets Trust, L.P.
4.1(1)	Form of Certificate of Common Stock of American Assets Trust, Inc.
4.2(4)	Indenture, dated January 26, 2021, by and among American Assets Trust, L.P., as issuer, American Assets Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee
4.3*	Description of Securities
10.1(5)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(5)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated 2011 Equity Incentive Award Plan
10.4(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.5*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(5)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.7(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.8(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.9(5)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.12(6)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of December 5, 2019
10.13(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.14(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.15(7)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.16(8)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
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

10.24(12)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series F)

Exhibit No.	Description
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

97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

(1)Incorporated herein by reference to American Assets Trust, Inc.'s Registration Statement on Form S-11, as amended (File No. 333-169326), filed with the Securities and Exchange Commission on September 13, 2010.
(2)Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2023.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 14th day of February, 2024.

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

Signature	Title	Date
/s/ ERNEST RADY	Chairman of the Board and Chief Executive Officer	February 14, 2024
Ernest Rady

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 14, 2024
Robert F. Barton

/s/ JOY L. SCHAEFER	Director	February 14, 2024
Joy L. Schaefer

/s/ NINA TRAN	Director	February 14, 2024
Nina Tran

/s/ THOMAS S. OLINGER	Director	February 14, 2024
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 14, 2024
Robert S. Sullivan

Item 8 and Item 16(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.71 billion as of December 31, 2023. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2023.

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
February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 16(a) and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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
February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate properties
Description of the Matter
The Company’s net real estate properties totaled $2.71 billion as of December 31, 2023. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2023.

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

San Diego, California
February 14, 2024

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2023	December 31, 2022
ASSETS
Real estate, at cost
Operating real estate	$3,502,251	$3,468,537
Construction in progress	239,030	202,385
Held for development	487	547
	3,741,768	3,671,469
Accumulated depreciation	(1,036,453)	(936,913)
Net real estate	2,705,315	2,734,556
Cash and cash equivalents	82,888	49,571
Accounts receivable, net	7,624	7,848
Deferred rent receivables, net	89,210	87,192
Other assets, net	99,644	108,714
TOTAL ASSETS	$2,984,681	$2,987,881
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,669	$74,578
Unsecured notes payable, net	1,614,958	1,539,453
Unsecured line of credit, net	—	34,057
Accounts payable and accrued expenses	61,312	65,992
Security deposits payable	8,880	8,699
Other liabilities and deferred credits	71,187	79,577
Total liabilities	1,831,006	1,802,356
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,895,786 and 60,718,653 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	609	607
Additional paid-in capital	1,469,206	1,461,201
Accumulated dividends in excess of net income	(280,239)	(251,167)
Accumulated other comprehensive income	8,282	10,624
Total American Assets Trust, Inc. stockholders' equity	1,197,858	1,221,265
Noncontrolling interests	(44,183)	(35,740)
Total equity	1,153,675	1,185,525
TOTAL LIABILITIES AND EQUITY	$2,984,681	$2,987,881
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2023	2022	2021
REVENUE:
Rental income	$419,373	$402,507	$360,208
Other property income	21,791	20,141	15,620
Total revenue	441,164	422,648	375,828
EXPENSES:
Rental expenses	118,801	107,645	86,980
Real estate taxes	45,156	44,788	42,794
General and administrative	35,960	32,143	29,879
Depreciation and amortization	119,500	123,338	116,306
Total operating expenses	319,417	307,914	275,959
OPERATING INCOME	121,747	114,734	99,869
Interest expense, net	(64,706)	(58,232)	(58,587)
Loss on early extinguishment of debt	—	—	(4,271)
Other income (expense), net	7,649	(625)	(418)
NET INCOME	64,690	55,877	36,593
Net income attributable to restricted shares	(761)	(648)	(564)
Net income attributable to unitholders in the Operating Partnership	(13,551)	(11,723)	(7,653)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$50,378	$43,506	$28,376
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.84	$0.72	$0.47
Weighted average shares of common stock outstanding - basic	60,158,976	60,048,970	59,990,740
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.84	$0.72	$0.47
Weighted average shares of common stock outstanding - diluted	76,340,513	76,230,507	76,172,277

COMPREHENSIVE INCOME
Net income	$64,690	$55,877	$36,593
Other comprehensive (loss) income - unrealized (loss) income on swap derivatives during the period	(1,827)	11,319	2,723
Reclassification of amortization of forward starting swap included in interest expense, net	(1,149)	(1,477)	(1,098)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	—	(193)
Comprehensive income	61,714	65,719	38,025
Comprehensive income attributable to noncontrolling interest	(12,917)	(13,813)	(7,966)
Comprehensive income attributable to American Assets Trust, Inc.	$48,797	$51,906	$30,059

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2020	60,476,292	$605	$1,445,644	$(176,560)	$1,753	$(18,036)	1,253,406
Net income	—	—	—	28,940	—	7,653	36,593
Issuance of restricted stock	229,819	2	(2)	—	—	—	—
Forfeiture of restricted stock	(155,390)	(2)	2	—	—	—	—
Dividends declared and paid	—	—	—	(70,165)	—	(18,771)	(88,936)
Stock-based compensation	—	—	8,493	—	—	—	8,493
Shares withheld for employee taxes	(25,141)	—	(865)	—	—	—	(865)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,135	588	2,723
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(864)	(234)	(1,098)
Reclassification of amortization of forward-starting swaps included in loss on early extinguishment of debt	—	—	—	—	(152)	(41)	(193)
Balance at December 31, 2021	60,525,580	605	1,453,272	(217,785)	2,872	(28,841)	1,210,123
Net income	—	—	—	44,154	—	11,723	55,877
Issuance of restricted stock	325,682	3	(3)	—	—	—	—
Forfeiture of restricted stock	(106,796)	(1)	1	—	—	—	—
Dividends declared and paid	—	—	—	(77,536)	—	(20,712)	(98,248)
Stock-based compensation	—		8,690	—	—	—	8,690
Shares withheld for employee taxes	(25,813)	—	(759)	—	—	—	(759)
Other comprehensive income - change in values of interest rate swaps	—	—	—	—	8,916	2,403	11,319
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(1,164)	(313)	(1,477)
Balance at December 31, 2022	60,718,653	607	1,461,201	(251,167)	10,624	(35,740)	1,185,525
Net income	—	—	—	51,139	—	13,551	64,690
Issuance of restricted stock	300,889	3	(3)	—	—	—	—
Forfeiture of restricted stock	(82,481)	(1)	1	—	—	—	—
Dividends declared and paid	—	—	—	(80,211)	—	(21,360)	(101,571)
Stock-based compensation	—	—	8,838	—	—	—	8,838
Shares withheld for employee taxes	(41,275)	—	(831)	—	—	—	(831)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,437)	(390)	(1,827)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(905)	(244)	(1,149)
Balance at December 31, 2023	60,895,786	$609	$1,469,206	$(280,239)	$8,282	$(44,183)	$1,153,675

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$64,690	$55,877	$36,593
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(7,239)	(11,489)	(17,634)
Depreciation and amortization	119,500	123,338	116,306
Amortization of debt issuance costs and debt fair value adjustments	3,388	2,581	2,753
Provision for uncollectable rental income	1,439	2,334	(2,289)
Early extinguishment of debt	—	—	4,271
Stock-based compensation expense	8,838	8,690	8,493
Other noncash interest expense, net	(1,149)	(1,477)	(1,098)
Other, net	266	(252)	1,314
Changes in operating assets and liabilities
Change in accounts receivable	(870)	(404)	2,273
Change in other assets	(1,141)	(723)	109
Change in accounts payable and accrued expenses	765	(1,237)	15,331
Change in security deposits payable	181	655	443
Change in other liabilities and deferred credits	83	1,179	1,464
Net cash provided by operating activities	188,751	179,072	168,329
INVESTING ACTIVITIES
Acquisition of real estate, net	—	(45,166)	(204,511)
Capital expenditures	(82,980)	(113,781)	(104,588)
Leasing commissions	(6,907)	(7,374)	(3,142)
Purchase of marketable securities	—	—	(47,760)
Sale of marketable securities	—	—	47,723
Net cash used in investing activities	(89,887)	(166,321)	(312,278)
FINANCING ACTIVITIES
Issuance of secured notes payable	—	75,000	—
Repayment of secured notes payable	—	(111,000)	—
Proceeds from unsecured term loan	225,000	—	—
Proceeds from unsecured line of credit	—	36,000	—
Repayment of unsecured line of credit	(36,000)	—	(100,000)
Repayment of unsecured term loan	(150,000)	—	(155,375)
Proceeds from issuance of unsecured notes payable	—	—	494,675
Debt issuance costs	(2,145)	(3,697)	(5,075)
Dividends paid to common stock and unitholders	(101,571)	(98,248)	(88,936)
Shares withheld for employee taxes	(831)	(759)	(865)
Net cash (used in) provided by financing activities	(65,547)	(102,704)	144,424
Net increase (decrease) in cash, cash equivalents	33,317	(89,953)	475
Cash and cash equivalents, beginning of year	49,571	139,524	139,049
Cash and cash equivalents, end of year	$82,888	$49,571	$139,524

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2023	2022

ASSETS
Real estate, at cost
Operating real estate	$3,502,251	$3,468,537
Construction in progress	239,030	202,385
Held for development	487	547
	3,741,768	3,671,469
Accumulated depreciation	(1,036,453)	(936,913)
Net real estate	2,705,315	2,734,556
Cash and cash equivalents	82,888	49,571
Accounts receivable, net	7,624	7,848
Deferred rent receivables, net	89,210	87,192
Other assets, net	99,644	108,714
TOTAL ASSETS	$2,984,681	$2,987,881
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,669	$74,578
Unsecured notes payable, net	1,614,958	1,539,453
Unsecured line of credit, net	—	34,057
Accounts payable and accrued expenses	61,312	65,992
Security deposits payable	8,880	8,699
Other liabilities and deferred credits	71,187	79,577
Total liabilities	1,831,006	1,802,356
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	(46,936)	(39,127)
General partner's capital, 60,895,786 and 60,718,653 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,189,576	1,210,641
Accumulated other comprehensive income	11,035	14,011
Total capital	1,153,675	1,185,525
TOTAL LIABILITIES AND CAPITAL	$2,984,681	$2,987,881

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2023	2022	2021
REVENUE:
Rental income	$419,373	$402,507	$360,208
Other property income	21,791	20,141	15,620
Total revenue	441,164	422,648	375,828
EXPENSES:
Rental expenses	118,801	107,645	86,980
Real estate taxes	45,156	44,788	42,794
General and administrative	35,960	32,143	29,879
Depreciation and amortization	119,500	123,338	116,306
Total operating expenses	319,417	307,914	275,959
OPERATING INCOME	121,747	114,734	99,869
Interest expense, net	(64,706)	(58,232)	(58,587)
Loss on early extinguishment of debt	—	—	(4,271)
Other income (expense), net	7,649	(625)	(418)
NET INCOME	64,690	55,877	36,593
Net income attributable to restricted shares	(761)	(648)	(564)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$63,929	$55,229	$36,029
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.84	$0.72	$0.47
Weighted average units outstanding, basic	76,340,513	76,230,507	76,172,277
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.84	$0.72	$0.47
Weighted average units outstanding, diluted	76,340,513	76,230,507	76,172,277

DISTRIBUTIONS PER UNIT	$1.32	$1.28	$1.16

COMPREHENSIVE INCOME
Net income	$64,690	$55,877	$36,593
Other comprehensive (loss) income - unrealized (loss) income on swap derivatives during the period	(1,827)	11,319	2,723
Reclassification of amortization of forward starting swaps included in interest expense, net	(1,149)	(1,477)	(1,098)
Reclassification of amortization of forward-starting swap realized gain included in loss on early extinguishment of debt	—	—	(193)
Comprehensive income	61,714	65,719	38,025
Comprehensive income attributable to Limited Partners	(12,917)	(13,813)	(7,966)
Comprehensive income attributable to General Partner	$48,797	$51,906	$30,059

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2020	16,181,537	$(19,020)	60,476,292	$1,269,689	$2,737	$1,253,406
Net income	—	7,653	—	28,940	—	36,593
Issuance of restricted units	—	—	229,819	—	—	—
Forfeiture of restricted units	—	—	(155,390)	—	—	—
Distributions	—	(18,771)	—	(70,165)	—	(88,936)
Stock-based compensation	—	—	—	8,493	—	8,493
Units withheld for employee taxes	—	—	(25,141)	(865)	—	(865)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	2,723	2,723
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,098)	(1,098)
Reclassification of amortization of forward starting swaps included in loss on early extinguishment of debt	—	—	—	—	(193)	(193)
Balance at December 31, 2021	16,181,537	(30,138)	60,525,580	1,236,092	4,169	1,210,123
Net income	—	11,723	—	44,154	—	55,877
Issuance of restricted units	—	—	325,682	—	—	—
Forfeiture of restricted units	—	—	(106,796)	—	—	—
Distributions	—	(20,712)	—	(77,536)	—	(98,248)
Stock-based compensation	—	—	—	8,690	—	8,690
Units withheld for employee taxes	—	—	(25,813)	(759)	—	(759)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	11,319	11,319
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,477)	(1,477)
Balance at December 31, 2022	16,181,537	(39,127)	60,718,653	1,210,641	14,011	1,185,525
Net income	—	13,551	—	51,139	—	64,690
Issuance of restricted units	—	—	300,889	—	—	—
Forfeiture of restricted units	—	—	(82,481)	—	—	—
Distributions	—	(21,360)	—	(80,211)	—	(101,571)
Stock-based compensation	—	—	—	8,838	—	8,838
Units withheld for employee taxes	—	—	(41,275)	(831)	—	(831)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,827)	(1,827)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(1,149)	(1,149)
Balance at December 31, 2023	16,181,537	$(46,936)	60,895,786	$1,189,576	$11,035	$1,153,675

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$64,690	$55,877	$36,593
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(7,239)	(11,489)	(17,634)
Depreciation and amortization	119,500	123,338	116,306
Amortization of debt issuance costs and debt fair value adjustments	3,388	2,581	2,753
Provision for uncollectable rental income	1,439	2,334	(2,289)
Early extinguishment of debt	—	—	4,271
Stock-based compensation expense	8,838	8,690	8,493
Other noncash interest expense, net	(1,149)	(1,477)	(1,098)
Other, net	266	(252)	1,314
Changes in operating assets and liabilities
Change in accounts receivable and deferred rent receivables	(870)	(404)	2,273
Change in other assets	(1,141)	(723)	109
Change in accounts payable and accrued expenses	765	(1,237)	15,331
Change in security deposits payable	181	655	443
Change in other liabilities and deferred credits	83	1,179	1,464
Net cash provided by operating activities	188,751	179,072	168,329
INVESTING ACTIVITIES
Acquisition of real estate, net	—	(45,166)	(204,511)
Capital expenditures	(82,980)	(113,781)	(104,588)
Leasing commissions	(6,907)	(7,374)	(3,142)
Purchase of marketable securities	—	—	(47,760)
Sale of marketable securities	—	—	47,723
Net cash used in investing activities	(89,887)	(166,321)	(312,278)
FINANCING ACTIVITIES
Issuance of secured notes payable	—	75,000	—
Repayment of secured notes payable	—	(111,000)	—
Proceeds from unsecured term loan	225,000	—	—
Proceeds from unsecured line of credit	—	36,000	—
Repayment of unsecured line of credit	(36,000)	—	(100,000)
Repayment of unsecured term loan	(150,000)	—	(155,375)
Proceeds from issuance of unsecured notes payable	—	—	494,675
Debt issuance costs	(2,145)	(3,697)	(5,075)
Distributions	(101,571)	(98,248)	(88,936)
Shares withheld for employee taxes	(831)	(759)	(865)
Net cash (used in) provided by financing activities	(65,547)	(102,704)	144,424
Net (decrease) increase in cash, cash equivalents	33,317	(89,953)	475
Cash and cash equivalents, beginning of year	49,571	139,524	139,049
Cash and cash equivalents, end of year	$82,888	$49,571	$139,524

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
We are a vertically integrated and self-administered REIT with 228 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2023, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2023, we owned land at three of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Total interest costs incurred	$72,479	$63,997	$61,578
Interest capitalized	$7,773	$5,765	$2,991
Interest expense, net	$64,706	$58,232	$58,587
Cash paid for interest, net of amounts capitalized	$62,003	$56,060	$50,970
Cash paid for income taxes	$1,427	$865	$356
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$16,103	$20,832	$18,697
Accrued leasing commissions	$1,726	$2,442	$2,628
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other property income was $3.7 million, $3.4 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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
At December 31, 2023 and December 31, 2022, our allowance for doubtful accounts was $1.4 million and $2.1 million, respectively. Total collectability related adjustments for rental income, which includes the allowance for doubtful accounts and deferred rent receivables, was $1.5 million, $2.3 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2023, 2022 and 2021, real estate depreciation expense was $106.3 million, $108.1 million and $102.0 million, respectively.

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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Accordingly, the reduction of estimated future cash flows could result in the recognition of an impairment charge on certain of our long-lived assets. Management has not identified indicators that the value of our real estate investments was impaired at December 31, 2023 or December 31, 2022. There were no impairment charges during the years ended December 31, 2023, 2022 and 2021.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2023 and December 31, 2022, we had $64.1 million and $39.9 million, respectively, in excess of the FDIC insured limit. At December 31, 2023 and December 31, 2022, we had $12.3 million and $0.5 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. As of December 31, 2023 and 2022, we had no restricted cash.
Other Assets
Other assets consist primarily of lease costs, lease incentives, acquired in-place leases and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third-party commissions related to obtaining a lease. Capitalized lease costs are amortized over the life of the related lease and included in depreciation and amortization expense on the statement of comprehensive income. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow. Therefore, we classify cash outflows for lease costs as an investing activity in our consolidated statements of cash flows.
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2023 and December 31, 2022 we had no investments in real estate joint ventures, and no other interests in VIEs to be evaluated for consolidated.
Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. For the grants of market-based restricted stock awards in December 2020 (the “2020 grant”), we measure stock-based compensation expense based on the fair value of the award on the grant date and recognize the expense ratably over the vesting period.

For the grants of performance and market-based restricted stock awards in December 2021 (the “2021 grant”), December 2022 (the "2022 grant"), and December 2023 (the "2023 grant"), we measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense ratably over the vesting period.
Modifications of stock-based compensation awards are treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified. For the year ended December 31, 2023, 2022 and 2021, we incurred incremental compensation cost of approximately $0.7 million, $1.4 million and $2.6 million respectively, related to the discretionary vesting of previously granted restricted stock awards that did not meet the original vesting criteria.
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

Recent Accounting Pronouncements

During the year ended December 31, 2023, we entered into the Amended and Restated Term Loan Agreement, which increased the aggregate unsecured borrowings from $150 million to $225 million and extended the maturity date of Term Loan B and Term Loan C from March 1, 2023 to January 5, 2025. The amended debt and related interest rate swap agreements are based on the applicable Secured Overnight Financing Rate (“SOFR”). As a result of these amendments, the Company applies ASU 2020-04, Reference Rate Reform (Topic 848) related to contract modifications and changes in critical terms, as qualifying changes were made to applicable debt and derivative contracts.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2023
Land	$254,016	$297,947	$72,668	$76,635	$701,266
Buildings	531,042	1,325,835	401,536	130,493	2,388,906
Land improvements	52,393	16,108	8,414	2,606	79,521
Tenant improvements	94,571	228,253	—	2,913	325,737
Furniture, fixtures, and equipment	1,321	6,123	20,323	18,069	45,836
Construction in progress (1)	7,306	189,417	3,676	103	200,502
	940,649	2,063,683	506,617	230,819	3,741,768
Accumulated depreciation	(377,117)	(449,360)	(145,384)	(64,592)	(1,036,453)
Net real estate	$563,532	$1,614,323	$361,233	$166,227	$2,705,315
December 31, 2022
Land	$254,016	$298,007	$72,668	$76,635	$701,326
Buildings	529,589	1,316,916	397,731	129,470	2,373,706
Land improvements	49,512	15,284	8,132	2,606	75,534
Tenant improvements	92,225	221,163	—	2,353	315,741
Furniture, fixtures, and equipment	1,290	5,530	19,059	15,427	41,306
Construction in progress (1)	7,471	151,734	3,739	912	163,856
	934,103	2,008,634	501,329	227,403	3,671,469
Accumulated depreciation	(354,884)	(393,155)	(130,336)	(58,538)	(936,913)
Net real estate	$579,219	$1,615,479	$370,993	$168,865	$2,734,556

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
The following table summarizes the operating results for Bel-Spring 520 included in the company's historical consolidated statement of operations for the period of acquisition through December 31, 2022 (in thousands):

Bel-Spring 520
Revenues	$2,512
Operating expenses	2,417
Operating income	95
Net income attributable to American Assets Trust, Inc.	$95
NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2023	December 31, 2022
In-place leases	$51,575	$58,119
Accumulated amortization	(32,977)	(34,593)
Above market leases	1,724	1,885
Accumulated amortization	(1,658)	(1,778)
Acquired lease intangible assets, net	$18,664	$23,633
Below market leases	$50,624	$52,832
Accumulated accretion	(34,087)	(33,168)
Acquired lease intangible liabilities, net	$16,537	$19,664

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of comprehensive income. Rental income (loss) includes net amortization from acquired above and below market leases of $3.1 million, $3.3 million and $3.2 million in 2023, 2022 and 2021, respectively. The remaining weighted-average amortization period as of December 31, 2023, is 5.2 years, 1.8 years and 10.9 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $9.5 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 7.1 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of in-place leases	$(4,928)	$(7,188)	$(6,664)
Amortization of above market leases	(41)	(41)	(34)
Amortization of below market leases	3,127	3,348	3,271
	$(1,842)	$(3,881)	$(3,427)
As of December 31, 2023, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2024	$4,490	$38	$2,731
2025	3,736	25	2,194
2026	3,387	3	1,776
2027	3,012	—	1,460
2028	2,801	—	1,121
Thereafter	1,172	—	7,255
	$18,598	$66	$16,537

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,627	$—	$2,627	$—	$2,411	$—	$2,411
Interest rate swap asset	$—	$7,963	$—	$7,963	$—	$9,986	$—	$9,986
Interest rate swap liability	$—	$—	$—	$—	$—	$196	$—	$196
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 5.4% to 6.8%.
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

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$74,669	$74,804	$74,578	$75,129
Unsecured term loan	$323,491	$325,000	$249,428	$250,000
Unsecured senior guaranteed notes	$798,772	$770,998	$798,362	$761,470
Senior unsecured notes, net	$492,694	$405,860	$491,663	$403,500
Unsecured line of credit	$—	$—	$34,057	$36,000

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasing commissions, net of accumulated amortization of $47,978 and $43,078, respectively	$36,721	$38,436
Interest rate swap asset	7,963	9,986
Acquired above market leases, net	66	107
Acquired in-place leases, net	18,598	23,526
Lease incentives, net of accumulated amortization of $1,205 and $1,012, respectively	1,232	1,296
Other intangible assets, net of accumulated amortization of $1,813 and $1,549, respectively	1,809	2,165
Debt issuance costs, net of accumulated amortization of $1,296 and $0, respectively	1,295	—
Right-of-use lease asset, net	21,503	23,921
Prepaid expenses, deposits and other	10,457	9,277
Total other assets	$99,644	$108,714
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of comprehensive income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Acquired below market leases, net	$16,537	$19,664
Prepaid rent and deferred revenue	17,261	17,971
Interest rate swap liability	—	196
Straight-line rent liability	10,666	12,746
Deferred compensation	2,627	2,411
Deferred tax liability	784	852
Lease liability	23,254	25,676
Other liabilities	58	61
Total other liabilities and deferred credits, net	$71,187	$79,577
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) 3.375% senior notes, (ii) senior guaranteed notes, (iii) third amended and restated credit facility, and (iv) amended and restated term loan agreement, each discussed below.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2023 and December 31, 2022 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2023	December 31, 2022	as of December 31, 2023
City Center Bellevue (1)	75,000	75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $542 and $452, respectively	(331)	(422)
Total Secured Notes Payable	$74,669	$74,578

(1)Interest only.

The Operating Partnership has provided a carve-out guarantee on the new mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of December 31, 2023, the Operating Partnership was in compliance with these financial covenants.
Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2023 and December 31, 2022 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2023	December 31, 2022	as of December 31, 2023
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	150,000	100,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	75,000	50,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(4)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
	1,625,000	1,550,000
Debt discount and issuance costs, net of accumulated amortization of $7,259 and $11,709, respectively	(10,042)	(10,547)
Total Unsecured Notes Payable	$1,614,958	$1,539,453

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
(3)The Operating Partnership entered into interest rate swap agreements that are intended to fix the effective interest rate associated with Term Loan B and Term Loan C, subject to adjustments based on our consolidated leverage ratio, at, 5.47% from January 5, 2023 to January 4, 2024 and at 5.57% from January 5, 2024 to January 4, 2025.
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

Scheduled principal payments on secured and unsecured notes payable as of December 31, 2023 are as follows (in thousands):

2024	$100,000
2025	425,000
2026	—
2027	425,000
2028	—
Thereafter	750,000
$1,700,000
3.375% Senior Notes

On January 26, 2021, the Operating Partnership issued $500 million of senior unsecured notes (the "3.375% Senior Notes") that mature February 1, 2031 and bear interest at 3.375% per annum. The 3.375% Senior Notes were priced at 98.935% of the principal amount with a yield to maturity of 3.502%. The net proceeds of the 3.375% Senior Notes, after the issuance discount, underwriting fees, and other costs were approximately $489.7 million, which were primarily used to (i) prepay our $150 million Senior Guaranteed Notes, Series A, with a make-whole payment (as defined in the Note Purchase Agreement for the Series A Notes) thereon of approximately $3.9 million, on January 26, 2021, (ii) repay our $100 million then outstanding balance under our then-existing revolver loan on January 26, 2021, (iii) fund the development of the La Jolla Commons III office building and (iv) for general corporate purposes.

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

On March 1, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $250 million of 4.29% Senior Guaranteed Notes, Series D, due March 1, 2027 (the "Series D Notes"). The Series D Notes were issued on March 1, 2017 and pay interest quarterly on the last day of January, April, July and October until their respective maturities.

On May 23, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 4.24% Senior Guaranteed Notes, Series E, due May 23, 2029 (the "Series E Notes"). The Series E Notes were issued on May 23, 2017 and pay interest semi-annually on the 23rd of May and November until their respective maturities.

On July 19, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 3.78% Senior Guaranteed Notes, Series F, due July 19, 2024 (the "Series F Notes"). The Series F Notes were issued on July 19, 2017 and pay interest semi-annually on the 31st of January and July until their respective maturities.

On July 30, 2019, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $150 million of 3.91% Senior Guaranteed Notes, Series G, due July 30, 2030 (the "Series G Notes" and collectively with the Series A Notes, Series B Notes, Series C Notes, Series D Notes, Series E Notes, and Series G Notes are referred to herein as, the “Notes".) The Series G Notes were issued on July 30, 2019 and pay interest semi-annually on the 30th of July and January until their maturity.
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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2023, the Operating Partnership was in compliance with all loan covenants.

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. Term Loan A matures on January 5, 2027, with no further extension options. As of December 31, 2023, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $1.30 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the year ended December 31, 2023, the weighted average interest rate on the Revolver Loan was 6.17%.
Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable SOFR, plus the applicable SOFR Adjustment and a spread which ranges from (a) 1.05%-1.50% (with respect to the Revolver Loan) and (b) 1.20% to 1.70% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10%-0.50% (with respect to the Revolver Loan) and (ii) 0.20% to 0.70% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. On January 14, 2022, the Operating Partnership entered into an interest rate swap agreement intended to fix the interest rate associated with the Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio.
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
The Third Amended and Restated Credit Facility also provides that our annual distributions may not exceed the greater of (1) 95% of our FFO or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, we may be precluded from making distributions other than those necessary to qualify and maintain our status as a REIT.
As of December 31, 2023, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

Amended and Restated Term Loan Agreement

On January 5, 2023, we entered into the amended and restated term loan agreement he (the “Amended and Restated Term Loan Agreement”), which amended and restated our then-existing term loan agreement. The Amended and Restated Term Loan Agreement provides to the Operating Partnership a term loan of $150 million (“Term Loan B”) and a term loan of $75 million (“Term Loan C”), each maturing on January 5, 2025, with one, twelve-month extension option, subject to certain conditions. As of December 31, 2023, the entirety of the principal amounts of Term Loan B and Term Loan C were outstanding,

Borrowings under the Amended and Restated Term Loan Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable SOFR, plus a SOFR adjustment and a spread (based on the Operating Partnership’s consolidated leverage ratio and applicable year of Term Loan B and Term Loan C) ranging from 1.20% to 1.90%, or (2) a base rate equal to the highest of (a) 0%, (b) the prime rate, (c) the federal funds rate plus 50 bps and (d) the one-month SOFR, plus a SOFR adjustment and 100 bps, plus, in each case, a spread (based on the Operating Partnership’s consolidated leverage ratio and applicable year of Term Loan B and Term Loan C) ranging from 0.20% to 0.90%. Additionally, the Operating Partnership may elect for borrowings to bear interest based on a ratings-based pricing grid based on the Operating Partnership’s then-applicable investment grade debt ratings under the terms set forth in the Amended and Restated Term Loan Agreement. Prior to entering into the Amended and Restated Term Loan Agreement, the Operating Partnership entered into interest rate swap agreements that are intended to fix the interest rate associated with Term Loan B and Term Loan C at approximately (1) 5.47% for the first year of Term Loan B and Term Loan C and (2) 5.57% for the second year of Term Loan B and Term Loan C, subject to adjustments based on the company’s consolidated leverage ratio.

The Amended and Restated Term Loan Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Term Loan Agreement, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest under Term Loan B or Term Loan C, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership, the company or their subsidiaries, the principal and accrued and unpaid interest and prepayment penalties on the outstanding Term Loan B or Term Loan C will become due and payable at the option of the lenders.

NOTE 8. DERIVATIVE AND HEDGING ACTIVITIES

Our objectives in using derivatives are to add stability to interest expense and to manage exposure to interest rate movement.  To accomplish these objectives, we use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The following is a summary of the terms of the interest rate swaps as of December 31, 2023 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$3,317
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$3,320
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$1,150
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$176
These forward-starting interest rate swap contracts are designed to fix the effective interest rates (1) associated with Term Loan A at 2.70% through its maturity date, subject to adjustments based on our consolidated leverage ratio, (2) associated with Term Loan B at 5.47% from January 5, 2023 to January 4, 2024 and at 5.57% from January 5, 2024 to January 4, 2025, subject to adjustments based on our consolidated debt ratio and (3) associated with Term Loan C at 5.47% from January 5, 2023 to January 4, 2024 and at 5.57% from January 5, 2024 to January 4, 2025, subject to adjustments based on our consolidated debt ratio. The forward-starting interest rate swap contracts associated with Term Loan A, Term Loan B, and Term Loan C each have accrual periods designed to match the respective tenors of these term loans.

We also previously entered into forward-starting interest rate swap contracts in connection with our Series D Notes (the “Series D Interest Rate Swaps”), which we subsequently settled. The Series D Interest Rate Swaps fixed the effective interest rate of the Series D Notes at 3.87% per annum. All of the forward-starting interest rate swap contracts that we have entered into have been deemed to be highly effective cash flow hedges and have been designated as accounting hedges.

In addition, we have entered into treasury lock contracts from time to time in connection with the Operating Partnership’s Notes to reduce their interest rate variability exposure. As a result of these treasury lock contracts (1) the effective interest rate of our Series E Notes is 4.18% per annum, (2) the effective interest rate of our Series F Notes is 3.85% per annum, and (3) the effective interest rate of our Series G Notes is 3.88% per annum. These treasury lock contracts have been deemed to be highly effective cash flow hedges and have been designated as accounting hedges. Any gains or losses incurred upon the settlement of these treasury lock contracts are included in accumulated other comprehensive income and are amortized to interest expense over the life of the related series of Notes.

The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded as accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. For the next twelve months, we estimate that $0.4 million will be reclassified as a decrease to interest expense.

The valuation of these derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis (1) reflects the contractual terms of the derivative, including the period to maturity, (2) considers the counterparty credit risk and (3) uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2023, the Operating Partnership had 16,181,537 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 78.8% of the Operating Partnership at December 31, 2023. The remaining 21.2% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2023, 2022 and 2021, no common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On December 3, 2021, we entered into a new ATM equity program, with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2023, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2023, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of December 31, 2023, we have no obligation to sell the remaining shares available for sale under the active ATM equity program.
Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2023. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2023, 2022 and 2021:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2021	$0.28	January 1, 2021 to March 31, 2021	March 25, 2021
Second Quarter 2021	$0.28	April 1, 2021 to June 30, 2021	June 24, 2021
Third Quarter 2021	$0.30	July 1, 2021 to September 30, 2021	September 23, 2021
Fourth Quarter 2021	$0.30	October 1, 2021 to December 31, 2021	December 23, 2021
First Quarter 2022	$0.32	January 1, 2022 to March 31, 2022	March 24, 2022
Second Quarter 2022	$0.32	April 1, 2022 to June 30, 2022	June 23, 2022
Third Quarter 2022	$0.32	July 1, 2022 to September 30, 2022	September 22, 2022
Fourth Quarter 2022	$0.32	October 1, 2022 to December 31, 2022	December 22, 2022
First Quarter 2023	$0.33	January 1, 2023 to March 31, 2023	March 23, 2023
Second Quarter 2023	$0.33	April 1, 2023 to June 30, 2023	June 22, 2023
Third Quarter 2023	$0.33	July 1, 2023 to September 30, 2023	September 21, 2023
Fourth Quarter 2023	$0.33	October 1, 2023 to December 31, 2023	December 21, 2023
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

	Year Ended December 31,
	2023		2022		2021
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.20	90.6%	$1.18	92.1%	$0.73	62.6%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.12	9.4%	0.10	7.9%	0.43	37.4%
Total	$1.32	100.0%	$1.28	100.0%	$1.16	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan, which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. In June 2020, at the annual shareholder meeting, the shareholders approved the Amended and Restated 2011 Equity Incentive Award Plan (the "Amended and Restated 2011 Plan"). An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the Amended and Restated 2011 Plan, and as of December 31, 2023, 1,965,554 shares of common stock remain available for future issuance.

The following shares of restricted common stock have been issued as of December 31, 2023:

Grant	Fair Value at Grant Date	Number
June 8, 2021 (1)	$38.59	5,184
December 9, 2021 (2)	24.27 - 25.17	224,635
June 7, 2022 (1)	32.94	6,072
December 7, 2022 (3)	18.53 - 19.52	319,610
June 5, 2023 (1)	19.33	10,348
December 7, 2023 (4)	14.65 - 15.54	290,541
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
(4)    Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2024, 2025 and 2026, subject to the employee's continued employment on those dates.
For the 2020 grants, the fair value of the awards was estimated using a Monte Carlo Simulation model. Our stock price, along with the stock prices of the group of peer REITs, is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the stock price of the company and the group REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the “derived service period” of the employee is determined with consideration of the risk free rate as of the grant date.
For the 2021 grants, 2022 grants, and 2023 grants, the fair value of the awards was estimated using a Monte Carlo Simulation model. For the 2021, 2022, and 2023 grants, vesting is subject to multiple vesting conditions as follows: (1) a service condition which requires continued employment of the employee as of each vesting date during the three-year vesting term for the employee to be eligible for vesting, (2) a performance condition with respect to our FFO per share for the FFO performance periods and (3) a market condition with respect to our relative total shareholder return performance over a one-year, two-year and three-year performance as compared to a pre-determined index. On each measurement date the performance condition and market condition performance will determine the number of shares that vest. We measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense over the vesting period. For the restricted stock grants that are time-vesting, issued to our non-employee directors, we estimate the stock compensation expense based on the fair value of the stock at the grant date.

The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2023:

	2023
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	574,044	$20.98
Granted	300,889	15.25
Vested	(206,587)	21.40
Forfeited	(82,481)	20.87
Balance at end of year	585,865	$17.95
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $8.8 million, $8.7 million and $8.5 million in noncash compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively, each of which is included in general and administrative expense on the statement of comprehensive income. Unrecognized compensation expense was $8.2 million at December 31, 2023, which will be recognized over a weighted-average period of 1.53 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2023, 2022 and 2021, we had a weighted average of approximately 573,344 shares, 489,765 shares and 485,202 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2023, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
    The calculation of diluted earnings per unit for the year ended December 31, 2023, 2022 and 2021 does not include 573,344, 489,765, and 485,202 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.

The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
NUMERATOR
Net income	$64,690	$55,877	$36,593
Less: Net income attributable to restricted shares	(761)	(648)	(564)
Less: Income attributable to unitholders in the Operating Partnership	(13,551)	(11,723)	(7,653)
Net income attributable to common stockholders—basic	$50,378	$43,506	$28,376
Income attributable to American Assets Trust, Inc. common stockholders—basic	$50,378	$43,506	$28,376
Plus: Income attributable to unitholders in the Operating Partnership	13,551	11,723	7,653
Net income attributable to common stockholders—diluted	$63,929	$55,229	$36,029
DENOMINATOR
Weighted average common shares outstanding—basic	60,158,976	60,048,970	59,990,740
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,340,513	76,230,507	76,172,277

Earnings per common share, basic	$0.84	$0.72	$0.47

Earnings per common share, diluted	$0.84	$0.72	$0.47

NOTE 11. INCOME TAXES
We elected to be taxed as a REIT and operate in a manner that allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. Our Operating Partnership is subject to state and local income taxes and our TRS is subject to federal and state income taxes.
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
A deferred tax asset is included in our consolidated balance sheets of $0.9 million and $0.7 million, and a deferred tax liability is included in our consolidated balance sheets of $0.8 million and $0.9 million as of December 31, 2023 and 2022, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other (expense) income on the consolidated statement of comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$86	$—	$—
State	1,191	1,063	483
Deferred:
Federal	(21)	8	118
State	(215)	(221)	137
Provision for income taxes (benefit)	$1,041	$850	$738

NOTE 12. COMMITMENTS AND CONTINGENCIES
Legal
We are sometimes involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.
We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. As of December 31, 2023, no litigation liabilities have been accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also, under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the properties due to certain matters relating to the tenants' operations at our properties.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.7 million based on operating performance through December 31, 2023.

Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and is currently in the final stages of remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next five to seven years years. The work performed is financed through an escrow account funded by the seller upon our purchase of the Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required costing more than the remaining escrow funds, we could be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties, representing 41.2% and 40.2% of our total revenue for the year ended December 31, 2023 and 2022, respectively, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 15.1% and 14.2% of total revenues for the year ended December 31, 2023 and 2022, respectively.
Tenants in the office industry accounted for 47.1% and 48.1% of total revenues for the years December 31, 2023 and 2022, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
Tenants in the retail industry accounted for 23.7% and 23.9% of total revenues for the years December 31, 2023 and 2022, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center combined accounted for 9.0% and 9.0% of total revenues for the years ended December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023 and 2022, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2023, Google LLC at The Landmark at One Market accounted for 9.3% of total annualized base rent. Three other tenants (LPL Holdings, Inc., Autodesk, Inc., and Smartsheet, Inc.) comprise 14.3% of our total annualized base rent at December 31, 2023, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2023 for our office properties, retail properties and the retail portion of our mixed-use property.
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
At December 31, 2023, our office, retail and mixed-use properties are located in five states: California, Washington, Oregon, Texas and Hawaii. At December 31, 2023, we had approximately 859 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California and Portland, Oregon, and we had 1,843 leases with residential tenants at December 31, 2023, excluding Santa Fe Park RV Resort.
As of December 31, 2023, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2024	$250,331
2025	237,495
2026	220,200
2027	192,128
2028	149,153
Thereafter	228,664
Total	$1,277,971
The above future minimum rentals exclude residential leases, which typically range from seven months to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.

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

Current annual payments under the operating leases are as follows, as of December 31, 2023 (in thousands):

Year Ending December 31,
2024	$3,428
2025	3,531
2026	3,584
2027	3,584
2028	3,584
Thereafter	8,959
Total lease payments	26,670
Imputed interest	(3,416)
Present value of lease liability	$23,254

Lease costs under the operating leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$3,713	$3,377
Sublease income	(3,664)	(3,416)
Total lease (income) cost	$49	$(39)

Weighted-average remaining lease term - operating leases (in years)	7.5
Weighted-average discount rate - operating leases	3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Year Ended December 31,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,328	$3,232

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Minimum rents
Office	$200,870	$196,793	$180,704
Retail	99,504	95,574	89,326
Multifamily	57,643	53,816	48,654
Mixed-Use	12,194	11,590	9,901
Percentage rent	3,625	4,004	4,337
Hotel revenue	42,881	38,115	24,935
Other	2,656	2,615	2,351
Total rental income	$419,373	$402,507	$360,208
Minimum rents include $3.9 million, $5.9 million and $14.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $3.1 million, $3.3 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Rental operating	$53,028	$47,832	$41,488
Hotel operating	29,380	25,833	17,518
Repairs and maintenance	22,639	22,222	18,113
Marketing	3,485	2,379	1,779
Rent	3,536	3,215	4,023
Hawaii excise tax	4,387	4,081	2,792
Management fees	2,346	2,083	1,267
Total rental expenses	$118,801	$107,645	$86,980

NOTE 15. OTHER (EXPENSE) INCOME
The principal components of other (expense) income, net are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest and investment income	$2,175	$225	$324
Income tax (expense) benefit	(1,041)	(850)	(738)
Other non-operating income (expense)	6,515	—	(4)
Total other income (expense)	$7,649	$(625)	$(418)
For the year ended December 31, 2023, other non-operating income income includes the net settlement payment of approximately $6.3 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property.

NOTE 16. RELATED PARTY TRANSACTIONS
During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Mr. Rady, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the leases of $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in rental income on the consolidated statements of comprehensive income.

At Torrey Reserve Campus, we lease space to EDisability, LLC, an entity majority owned and controlled by Mr. Rady. During the fourth quarter of 2020, we entered into a lease termination agreement with EDisability, LLC and entered into a new lease agreement for office space at Torrey Reserve Campus. Rents under the new lease agreement commenced on June 1, 2021 for an initial three years at an average rental rate of $0.1 million. Rent revenue recognized on the lease of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in rental income on the consolidated statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the years ending December 31, 2023, 2022 and 2021, we incurred approximately $0.2 million, $0.2 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2023, Mr. Rady and his affiliates owned approximately 16.6% of our outstanding common stock and 19.4% of our outstanding common units, which together represent an approximate 35.8% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.1 million, $1.3 million and $1.0 million were made for the years ended December 31, 2023, 2022 and 2021, respectively, and included in rental expenses on the statements of comprehensive income.
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

The following table represents operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Office
Property revenue	$207,856	$203,391	$186,366
Property expense	(61,339)	(57,478)	(50,233)
Segment profit	146,517	145,913	136,133
Total Retail
Property revenue	104,767	100,912	94,662
Property expense	(31,440)	(30,306)	(27,983)
Segment profit	73,327	70,606	66,679
Total Multifamily
Property revenue	61,830	58,139	52,315
Property expense	(28,025)	(26,256)	(23,211)
Segment profit	33,805	31,883	29,104
Total Mixed-Use
Property revenue	66,711	60,206	42,485
Property expense	(43,153)	(38,393)	(28,347)
Segment profit	23,558	21,813	14,138
Total segments’ profit	$277,207	$270,215	$246,054
 The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total segments' profit	$277,207	$270,215	$246,054
General and administrative	(35,960)	(32,143)	(29,879)
Depreciation and amortization	(119,500)	(123,338)	(116,306)
Interest expense, net	(64,706)	(58,232)	(58,587)
Loss on early extinguishment of debt	—	—	(4,271)
Other income (expense), net	7,649	(625)	(418)
Net income	64,690	55,877	36,593
Net income attributable to restricted shares	(761)	(648)	(564)
Net income attributable to unitholders in the Operating Partnership	(13,551)	(11,723)	(7,653)
Net income attributable to American Assets Trust, Inc. stockholders	$50,378	$43,506	$28,376

The following table shows net real estate and secured note payable balances for each of the segments, along with their capital expenditures for each year (in thousands):

	December 31, 2023	December 31, 2022
Net real estate
Office	$1,614,323	$1,615,479
Retail	563,532	579,219
Multifamily	361,233	370,993
Mixed-Use	166,227	168,865
	$2,705,315	$2,734,556
Secured Notes Payable (1)
Office	$75,000	$75,000
Retail	—	—
	$75,000	$75,000
Capital Expenditures (2)
Office	$71,336	$102,443
Retail	8,856	12,177
Multifamily	5,902	4,889
Mixed-Use	3,793	1,646
	$89,887	$121,155

(1)Excludes unamortized debt issuance costs of $0.3 million and $0.4 million as of December 31, 2023 and 2022, respectively.
(2)Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2023 and 2022 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total revenue	$112,491	$111,198	$109,721	$107,754
Operating income	29,399	31,139	31,492	29,716
Net income	13,492	15,135	15,397	20,666
Net income attributable to restricted shares	(193)	(189)	(190)	(189)
Net income attributable to unitholders in the Operating Partnership	(2,818)	(3,168)	(3,224)	(4,341)
Net income attributable to American Assets Trust, Inc. stockholders	$10,481	$11,778	$11,983	$16,136
Net income per share attributable to common stockholders - basic and diluted	$0.17	$0.20	$0.20	$0.27

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total revenue	$106,000	$111,023	$104,155	$101,470
Operating income	27,073	31,003	28,316	28,342
Net income	12,406	16,369	13,588	13,514
Net income attributable to restricted shares	(184)	(155)	(154)	(155)
Net income attributable to unitholders in the Operating Partnership	(2,593)	(3,442)	(2,852)	(2,836)
Net income attributable to American Assets Trust, Inc. stockholders	$9,629	$12,772	$10,582	$10,523
Net income per share attributable to common stockholders - basic and diluted	$0.16	$0.21	$0.18	$0.18

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2023 and 2022 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total revenue	$112,491	$111,198	$109,721	$107,754
Operating income	29,399	31,139	31,492	29,716
Net income	13,492	15,135	15,397	20,666
Net income attributable to restricted shares	(193)	(189)	(190)	(189)
Net income attributable to American Assets Trust, L.P. unit holders	$13,299	$14,946	$15,207	$20,477
Net income per unit attributable to unit holders - basic and diluted	$0.17	$0.20	$0.20	$0.27

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total revenue	$106,000	$111,023	$104,155	$101,470
Operating income	27,073	31,003	28,316	28,342
Net income	12,406	16,369	13,588	13,514
Net income attributable to restricted shares	(184)	(155)	(154)	(155)
Net income attributable to American Assets Trust, L.P. unit holders	$12,222	$16,214	$13,434	$13,359
Net income per unit attributable to common unit holders - basic and diluted	$0.16	$0.21	$0.18	$0.18

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)
NOTE 19. SUBSEQUENT EVENTS
On January 2, 2024, we entered into a settlement agreement relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego) in which we received a net settlement payment of approximately $10 million.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2023	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2023		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$29,607	$26,816	$138,481	$(76,918)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	13,706	4,200	13,706	(10,303)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	43,130	31,034	99,790	(56,949)	1994/2014	3/28/2003	35 years
Del Monte Center	—	27,412	87,570	34,082	27,117	121,947	(77,808)	1967/1984/2006	4/8/2004	35 years
Gateway Marketplace	—	17,363	21,644	1,127	17,363	22,771	(5,440)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	300	8,239	12,653	(4,384)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	28,217	597	27,620	(10,020)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	13,658	8,620	24,920	(20,309)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	157	14,006	10,961	(6,050)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	—	40,980	38,842	5,223	40,980	44,065	(18,096)	1973/2000/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	13,001	4,401	13,001	(9,140)	1997	9/16/1995	35 years
Waikele Center	—	55,593	126,858	44,909	70,644	156,716	(81,702)	1993/2008	9/16/2004	35 years
City Center Bellevue	75,000	25,135	190,998	55,397	25,135	246,395	(83,994)	1987	8/21/2012	40 years
Eastgate Office Park	—	35,822	82,737	8,554	35,822	91,291	(7,585)	1985	7/7/2021	40 years
Corporate Campus East III	—	23,203	55,992	3,478	23,203	59,470	(4,824)	1986	9/10/2021	40 years
Bel-Spring 520	—	13,744	30,339	1,171	13,744	31,510	(2,232)	1983	3/8/2022	40 years
First & Main	—	14,697	109,739	12,828	14,697	122,567	(45,395)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	34,954	34,575	176,150	(63,256)	1917/2000	6/30/2010	40 years
Lloyd Portfolio	—	18,660	61,401	104,774	11,845	172,990	(64,638)	1940-2015	7/1/2011	40 years
One Beach Street	—	15,332	18,017	41,655	15,332	59,672	(4,457)	1924/1972/1987/1992	1/24/2012	40 years
Solana Crossing:
Solana Crossing I-II	—	7,111	17,100	9,963	7,111	27,063	(9,742)	1982/2005	1/19/2011	40 years
Solana Crossing III-IV	—	7,298	27,887	7,939	7,298	35,826	(13,016)	1982/2005	1/19/2011	40 years
Solana Crossing Land	—	487	—	—	487	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	67,509	5,408	66,196	(28,969)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	—	3,263	—	35,967	4,309	34,921	(16,482)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	39,878	4,226	38,937	(20,103)	1996-1997	6/6/1989	40 years
Pacific VC	—	1,413	—	10,946	2,148	10,211	(6,705)	1998/2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,963	911	1,767	(1,153)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	8,012	682	7,330	(2,945)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	4,012	1,017	2,995	(999)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	16,403	2,188	14,215	(5,095)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	49,886	5,050	47,650	(9,921)	2018	5/9/1997	40 years
La Jolla Commons
La Jolla Commons I-II	—	62,312	393,662	12,201	62,312	405,863	(57,847)	2008-2014	6/20/2019	40 years
La Jolla Commons Land	—	20,446	—	112,718	20,446	112,718	—	N/A	6/20/2019	N/A
Imperial Beach Gardens	—	1,281	4,820	7,825	1,281	12,645	(9,405)	1959/2008	7/31/1985	30 years
Loma Palisades	—	14,000	16,570	40,087	14,052	56,605	(35,027)	1958/2001 - 2008/2021	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	2,282	2,744	6,822	(4,801)	1986	5/9/2001	30 years

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Encumbrance as of December 31, 2023	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2023		Accumulated Depreciation and Amortization	Year Built/ Renovated	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Santa Fe Park RV Resort	—	401	928	1,577	401	2,505	(1,762)	1971/2007-2008	6/1/1979	30 years
Pacific Ridge Apartments	—	47,971	178,497	4,223	47,971	182,720	(45,181)	2013	4/28/2017	30 years
Hassalo on Eighth - Multifamily	—	—	—	178,871	6,219	172,652	(49,208)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	2,085	45,995	77,028	(29,655)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	17,128	30,640	77,157	(34,937)	2008/2014/2020	1/19/2011	35 years
	$75,000	$666,352	$1,954,013	$1,121,403	$701,266	$3,040,502	$(1,036,453)
(1) For Federal tax purposes, the aggregate tax basis is approximately $2.5 billion as of December 31, 2023.

	Year Ended December 31,
	2023	2022	2021
Real estate assets
Balance, beginning of period	$3,671,469	3,529,371	3,246,874
Additions:
Property acquisitions	—	44,076	197,754
Improvements	78,249	116,613	93,455
Deductions:
Cost of Real Estate Sold	—	—	—
Other (1)	(7,950)	(18,591)	(8,712)
Balance, end of period	$3,741,768	$3,671,469	$3,529,371
Accumulated depreciation
Balance, beginning of period	$936,913	$847,390	$754,140
Additions—depreciation	106,306	108,118	101,962
Deductions:
Cost of Real Estate Sold	—	—	—
Other (2)	(6,766)	(18,595)	(8,712)
Balance, end of period	$1,036,453	$936,913	$847,390

(1)Other deductions for the years ended December 31, 2023, 2022 and 2021 represent the write-off of fully depreciated assets and certain incomplete development costs written off.
(2)Other deductions for the years ended December 31, 2023, 2022 and 2021 represent the write-off of fully depreciated assets.