Form 10-Q
period 2024-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2024-05-03
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

American Assets Trust, Inc. had 60,893,698 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2024.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2024 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2024, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,516,354	$3,502,251
Construction in progress	235,719	239,030
Held for development	487	487
	3,752,560	3,741,768
Accumulated depreciation	(1,061,670)	(1,036,453)
Real estate, net	2,690,890	2,705,315
Cash and cash equivalents	98,553	82,888
Accounts receivable, net	7,606	7,624
Deferred rent receivables, net	90,884	89,210
Other assets, net	100,266	99,644
TOTAL ASSETS	$2,988,199	$2,984,681
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,691	$74,669
Unsecured notes payable, net	1,615,608	1,614,958
Accounts payable and accrued expenses	65,292	61,312
Security deposits payable	8,862	8,880
Other liabilities and deferred credits, net	68,358	71,187
Total liabilities	1,832,811	1,831,006
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,894,491 and 60,895,786 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	609	609
Additional paid-in capital	1,470,823	1,469,206
Accumulated dividends in excess of net income	(281,183)	(280,239)
Accumulated other comprehensive income	9,304	8,282
Total American Assets Trust, Inc. stockholders’ equity	1,199,553	1,197,858
Noncontrolling interests	(44,165)	(44,183)
Total equity	1,155,388	1,153,675
TOTAL LIABILITIES AND EQUITY	$2,988,199	$2,984,681
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2024	2023
REVENUE:
Rental income	$105,021	$102,710
Other property income	5,674	5,044
Total revenue	110,695	107,754
EXPENSES:
Rental expenses	29,841	27,506
Real estate taxes	11,246	11,632
General and administrative	8,842	8,999
Depreciation and amortization	30,217	29,901
Total operating expenses	80,146	78,038
OPERATING INCOME	30,549	29,716
Interest expense, net	(16,255)	(15,729)
Other income, net	10,329	6,679
NET INCOME	24,623	20,666
Net income attributable to restricted shares	(196)	(189)
Net income attributable to unitholders in the Operating Partnership	(5,167)	(4,341)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$19,260	$16,136

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.32	$0.27
Weighted average shares of common stock outstanding - basic	60,309,921	60,144,609

Earnings per common share, diluted	$0.32	$0.27
Weighted average shares of common stock outstanding - diluted	76,491,458	76,326,146

DIVIDENDS DECLARED PER COMMON SHARE	$0.335	$0.330

COMPREHENSIVE INCOME
Net income	$24,623	$20,666
Other comprehensive income - unrealized income (loss) on swap derivatives during the period	1,392	(2,269)
Reclassification of amortization of forward-starting swap included in interest expense	(98)	(854)
Comprehensive income	25,917	17,543
Comprehensive income attributable to non-controlling interests	(5,439)	(3,677)
Comprehensive income attributable to American Assets Trust, Inc.	$20,478	$13,866
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2023	60,895,786	$609	$1,469,206	$(280,239)	$8,282	$(44,183)	$1,153,675
Net income	—	—	—	19,456	—	5,167	24,623
Forfeiture of restricted stock	(1,295)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,400)	—	(5,421)	(25,821)
Stock-based compensation	—	—	1,617	—	—	—	1,617
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	1,100	292	1,392
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(20)	(98)
Balance at March 31, 2024	60,894,491	$609	$1,470,823	$(281,183)	$9,304	$(44,165)	$1,155,388

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2022	60,718,653	$607	$1,461,201	$(251,167)	$10,624	$(35,740)	$1,185,525
Net income	—	—	—	16,325	—	4,341	20,666
Forfeiture of restricted stock	(818)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,037)	—	(5,340)	(25,377)
Stock-based compensation	—	—	2,035		—	—	2,035
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,786)	(483)	(2,269)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(673)	(181)	(854)
Balance at March 31, 2023	60,717,835	$607	$1,463,236	$(254,879)	$8,165	$(37,403)	$1,179,726

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$24,623	$20,666
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,150)	(3,155)
Depreciation and amortization	30,217	29,901
Amortization of debt issuance costs and debt discounts	835	884
Provision for uncollectable rental income	418	518
Stock-based compensation expense	1,617	2,035
Other noncash interest expense, net	(98)	(854)
Other, net	(556)	207
Changes in operating assets and liabilities
Change in accounts receivable	(227)	(926)
Change in other assets	(107)	(218)
Change in accounts payable and accrued expenses	979	2,464
Change in security deposits payable	(19)	140
Change in other liabilities and deferred credits	246	305
Net cash provided by operating activities	54,778	51,967
INVESTING ACTIVITIES
Capital expenditures	(10,939)	(24,518)
Leasing commissions	(2,353)	(1,177)
Net cash used in investing activities	(13,292)	(25,695)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	—	225,000
Repayment of unsecured line of credit	—	(36,000)
Repayment of unsecured term loan	—	(150,000)
Debt issuance costs	—	(2,138)
Dividends paid to common stock and unitholders	(25,821)	(25,377)
Shares withheld for employee taxes	—	—
Net cash (used in) / provided by financing activities	(25,821)	11,485
Net increase in cash and cash equivalents	15,665	37,757
Cash and cash equivalents, beginning of period	82,888	49,571
Cash and cash equivalents, end of period	$98,553	$87,328

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,516,354	$3,502,251
Construction in progress	235,719	239,030
Held for development	487	487
	3,752,560	3,741,768
Accumulated depreciation	(1,061,670)	(1,036,453)
Real estate, net	2,690,890	2,705,315
Cash and cash equivalents	98,553	82,888
Accounts receivable, net	7,606	7,624
Deferred rent receivables, net	90,884	89,210
Other assets, net	100,266	99,644
TOTAL ASSETS	$2,988,199	$2,984,681
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,691	$74,669
Unsecured notes payable, net	1,615,608	1,614,958
Accounts payable and accrued expenses	65,292	61,312
Security deposits payable	8,862	8,880
Other liabilities and deferred credits, net	68,358	71,187
Total liabilities	1,832,811	1,831,006
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	(47,190)	(46,936)
General partner's capital, 60,894,491 and 60,895,786 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,190,249	1,189,576
Accumulated other comprehensive income	12,329	11,035
Total capital	1,155,388	1,153,675
TOTAL LIABILITIES AND CAPITAL	$2,988,199	$2,984,681

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2024	2023
REVENUE:
Rental income	$105,021	$102,710
Other property income	5,674	5,044
Total revenue	110,695	107,754
EXPENSES:
Rental expenses	29,841	27,506
Real estate taxes	11,246	11,632
General and administrative	8,842	8,999
Depreciation and amortization	30,217	29,901
Total operating expenses	80,146	78,038
OPERATING INCOME	30,549	29,716
Interest expense, net	(16,255)	(15,729)
Other income, net	10,329	6,679
NET INCOME	24,623	20,666
Net income attributable to restricted shares	(196)	(189)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$24,427	$20,477

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.32	$0.27
Weighted average units outstanding - basic	76,491,458	76,326,146

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.32	$0.27
Weighted average units outstanding - diluted	76,491,458	76,326,146

DISTRIBUTIONS PER UNIT	$0.335	$0.330

COMPREHENSIVE INCOME
Net income	$24,623	$20,666
Other comprehensive income - unrealized income (loss) on swap derivatives during the period	1,392	(2,269)
Reclassification of amortization of forward-starting swap included in interest expense	(98)	(854)
Comprehensive income	25,917	17,543
Comprehensive income attributable to Limited Partners	(5,439)	(3,677)
Comprehensive income attributable to General Partner	$20,478	$13,866

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2023	16,181,537	$(46,936)	60,895,786	$1,189,576	$11,035	$1,153,675
Net income	—	5,167	—	19,456	—	24,623
Forfeiture of restricted units	—	—	(1,295)	—	—	—
Distributions	—	(5,421)	—	(20,400)	—	(25,821)
Stock-based compensation	—	—	—	1,617	—	1,617
Other comprehensive income - change in value of interest rate swap	—	—	—	—	1,392	1,392
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at March 31, 2024	16,181,537	$(47,190)	60,894,491	$1,190,249	$12,329	$1,155,388

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2022	16,181,537	$(39,127)	60,718,653	$1,210,641	$14,011	$1,185,525
Net income	—	4,341	—	16,325	—	20,666
Forfeiture of restricted units	—	—	(818)	—	—	—
Distributions	—	(5,340)	—	(20,037)	—	(25,377)
Stock-based compensation	—	—	—	2,035	—	2,035
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(2,269)	(2,269)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(854)	(854)
Balance at March 31, 2023	16,181,537	$(40,126)	60,717,835	$1,208,964	$10,888	$1,179,726

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$24,623	$20,666
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,150)	(3,155)
Depreciation and amortization	30,217	29,901
Amortization of debt issuance costs and debt discounts	835	884
Provision for uncollectable rental income	418	518
Stock-based compensation expense	1,617	2,035
Other noncash interest expense, net	(98)	(854)
Other, net	(556)	207
Changes in operating assets and liabilities
Change in accounts receivable	(227)	(926)
Change in other assets	(107)	(218)
Change in accounts payable and accrued expenses	979	2,464
Change in security deposits payable	(19)	140
Change in other liabilities and deferred credits	246	305
Net cash provided by operating activities	54,778	51,967
INVESTING ACTIVITIES
Capital expenditures	(10,939)	(24,518)
Leasing commissions	(2,353)	(1,177)
Net cash used in investing activities	(13,292)	(25,695)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	—	225,000
Repayment of unsecured line of credit	—	(36,000)
Repayment of unsecured notes payable	—	(150,000)
Debt issuance costs	—	(2,138)
Distributions	(25,821)	(25,377)
Net cash (used in) / provided by financing activities	(25,821)	11,485
Net increase in cash and cash equivalents	15,665	37,757
Cash and cash equivalents, beginning of period	82,888	49,571
Cash and cash equivalents, end of period	$98,553	$87,328

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2024
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
We are a full service, vertically integrated, and self-administered REIT with approximately 230 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2024, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2024, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
March 31, 2024
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
The accompanying consolidated financial statements of the company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2023.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Total interest costs incurred	$18,311	$17,571
Interest capitalized	$2,056	$1,842
Interest expense, net	$16,255	$15,729
Cash paid for interest, net of amounts capitalized	$21,178	$20,375
Cash paid for income taxes	$490	$392
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$18,254	$18,322
Accrued leasing commissions	$2,576	$2,443

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies during the three months ended March 31, 2024.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at March 31, 2024 and December 31, 2023 was approximately $1.4 million and $1.4 million, respectively.
Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The pronouncement requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. The pronouncement will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We are currently evaluating the impact this pronouncement will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This pronouncement requires enhanced income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This pronouncement is effective for annual periods in fiscal years beginning after December 15, 2024, and should be applied either prospectively or retrospectively. We are currently evaluating the impact this pronouncement will have on our disclosures.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
In-place leases	$51,456	$51,575
Accumulated amortization	(34,011)	(32,977)
Above market leases	1,724	1,724
Accumulated amortization	(1,668)	(1,658)
Acquired lease intangible assets, net	$17,501	$18,664
Below market leases	$50,561	$50,624
Accumulated accretion	(34,776)	(34,087)
Acquired lease intangible liabilities, net	$15,785	$16,537

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,622	$—	$2,622	$—	$2,627	$—	$2,627
Interest rate swap asset	$—	$9,355	$—	$9,355	$—	$7,963	$—	$7,963
Interest rate swap liability	$—	$—	$—	$—	$—	$—	$—	$—
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 5.7% to 6.5%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying values of our term loans set forth below are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR. A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,691	$74,115	$74,669	$74,804
Unsecured term loans, net	$323,781	$325,000	$323,491	$325,000
Unsecured senior guaranteed notes, net	$798,875	$769,152	$798,772	$770,998
Senior unsecured notes, net	$492,952	$406,635	$492,694	$405,860

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2024 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$3,738
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$3,899
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$1,352
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$366
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasing commissions, net of accumulated amortization of $49,662 and $47,978, respectively	$37,938	$36,721
Interest rate swap asset	9,355	7,963
Acquired above market leases, net	56	66
Acquired in-place leases, net	17,445	18,598
Lease incentives, net of accumulated amortization of $1,268 and $1,205, respectively	1,431	1,232
Other intangible assets, net of accumulated amortization of $1,896 and $1,813, respectively	1,723	1,809
Debt issuance costs, net of accumulated amortization of $1,458 and $1,296, respectively	1,133	1,295
Right-of-use lease asset, net	20,885	21,503
Prepaid expenses and other	10,300	10,457
Total other assets	$100,266	$99,644

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Acquired below market leases, net	$15,785	$16,537
Prepaid rent and deferred revenue	16,451	17,261
Deferred compensation	2,622	2,627
Deferred tax liability	784	784
Straight-line rent liability	10,041	10,666
Lease liability	22,621	23,254
Other liabilities	54	58
Total other liabilities and deferred credits, net	$68,358	$71,187
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of March 31, 2024 and December 31, 2023 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2024	December 31, 2023	as of March 31, 2024
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $565 and $542, respectively	(309)	(331)
Total Secured Notes Payable Outstanding	$74,691	$74,669

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of March 31, 2024, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2024 and December 31, 2023 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2024	December 31, 2023	as of March 31, 2024
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	150,000	150,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	75,000	75,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(4)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
	1,625,000	1,625,000
Debt discount and issuance costs, net of accumulated amortization of $7,910 and $7,259, respectively	(9,392)	(10,042)
Total Unsecured Notes Payable	$1,615,608	$1,614,958

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
The 3.375% Senior Notes include a number of customary financial covenants, including:
•A maximum aggregate debt ratio of 60%,

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

•A minimum debt service ratio of 1.5x,
•A maximum secured debt ratio of 40%,
•A minimum maintenance of total unencumbered assets of 150%.
As of March 31, 2024, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes covenants.

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of March 31, 2024, the Operating Partnership was in compliance with all loan covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. Term Loan A matures on January 5, 2027, with no further extension options. As of March 31, 2024, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $1.13 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the three months ended March 31, 2024, the weighted average interest rate on the Revolver Loan was 6.54%.
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
As of March 31, 2024, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

Amended and Restated Term Loan Agreement
On January 5, 2023, we entered into the amended and restated term loan agreement (the “Amended and Restated Term Loan Agreement”), which amended and restated our then-existing term loan agreement. The Amended and Restated Term Loan Agreement provides to the Operating Partnership a term loan of $150 million (“Term Loan B”) and a term loan of $75 million (“Term Loan C”), each maturing on January 5, 2025, with one, twelve-month extension option, subject to certain conditions. As of March 31, 2024, the entirety of the principal amounts of Term Loan B and Term Loan C were outstanding.
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
March 31, 2024
(Unaudited)

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
The Amended and Restated Term Loan Agreement contains a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. Subject to the terms of the Amended and Restated Term Loan Agreement, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal or interest under Term Loan B or Term Loan C, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership, the company or their subsidiaries, the principal and accrued and unpaid interest and prepayment penalties on the outstanding Term Loan B or Term Loan C will become due and payable at the option of the lenders.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at March 31, 2024. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2024, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended March 31, 2024 and 2023 does not include the weighted average of 585,210 and 573,253 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2024, no shares of common stock were sold through the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2024, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of March 31, 2024, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2024:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2024	$0.335	January 1, 2024 to March 31, 2024	March 21, 2024
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2024:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	585,865	$17.95
Granted	—	—
Vested	—	—
Forfeited	(1,295)	17.32
Nonvested at March 31, 2024	584,570	$17.95
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.6 million and $2.0 million in noncash compensation expense for the three months ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $7.1 million at March 31, 2024.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 585,210 and 573,253 for the three months ended March 31, 2024 and 2023, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2024 and 2023, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
NUMERATOR
Net income	$24,623	$20,666
Less: Net income attributable to restricted shares	(196)	(189)
Less: Income from operations attributable to unitholders in the Operating Partnership	(5,167)	(4,341)
Net income attributable to common stockholders—basic	$19,260	$16,136
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$19,260	$16,136
Plus: Income from operations attributable to unitholders in the Operating Partnership	5,167	4,341
Net income attributable to common stockholders—diluted	$24,427	$20,477
DENOMINATOR
Weighted average common shares outstanding—basic	60,309,921	60,144,609
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,491,458	76,326,146

Earnings per common share, basic	$0.32	$0.27
Earnings per common share, diluted	$0.32	$0.27

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
A deferred tax asset is included in our consolidated balance sheets of $0.9 million and $0.9 million, and a deferred tax liability is included in our consolidated balance sheets of $0.8 million and $0.8 million as of March 31, 2024 and December 31,

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

2023, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2024, we recorded income tax expense of $0.3 million. For the three months ended March 31, 2023, we recorded income tax expense of $0.3 million.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.9 million based on operating performance through March 31, 2024.
Our Del Monte Center property has ongoing environmental remediation related to ground water contamination. The environmental issue existed at purchase and remains in remediation. The final stages of the remediation will include routine, long term ground monitoring by the appropriate regulatory agency over the next several years. The work performed is financed through an escrow account funded by the seller upon purchase of Del Monte Center. We believe the funds in the escrow account are sufficient for the remaining work to be performed. However, if further work is required that costs more than the remaining escrow funds, we may be required to pay such overage, although we may have a contractual claim for such costs against the prior owner or our environmental remediation consultant.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 46.7% of total revenues for the three months ended March 31, 2024. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 23.5% of total revenues for the three months ended March 31, 2024. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the three months ended March 31, 2024 and 2023, no tenant accounted for more than 10% of our total rental revenue.
NOTE 12. LEASES
Lessor Operating Leases

We determine if an arrangement is a lease at inception. Our lease agreements are generally for real estate, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. We lease real estate under operating leases.
Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three years to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs. Our leases may also include variable lease payments in the form of percentage rents based on the tenant’s level of sales achieved in excess of a breakpoint threshold. Leases on apartments generally range from seven months to fifteen months, with a majority having 12-month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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
March 31, 2024
(Unaudited)

the quality and locations of our properties, has made our properties attractive to tenants. However, the residual value of a real estate property is still subject to various market-specific, asset-specific, and tenant-specific risks and characteristics.
As of March 31, 2024, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2024 (nine months ending December 31, 2024)	$187,854
2025	244,091
2026	229,790
2027	201,651
2028	158,207
Thereafter	246,380
Total	$1,267,973

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
As of March 31, 2024, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2024 (nine months ending December 31, 2024)	$2,584
2025	3,531
2026	3,584
2027	3,584
2028	3,584
Thereafter	8,959
Total lease payments	25,826
Imputed interest	(3,205)
Present value of lease liability	$22,621

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$970	$927
Sublease income	(859)	(1,003)
Total lease cost (income)	$111	$(76)

Weighted-average remaining lease term - operating leases (in years)	7.3
Weighted-average discount rate - operating leases	3.19%
Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$844	$820

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease rental income
Office	$49,635	$49,326
Retail	25,166	24,678
Multifamily	15,279	14,517
Mixed-use	2,981	2,950
Percentage rent	548	555
Hotel revenue	10,733	10,018
Other	679	666
Total rental income	$105,021	$102,710
Lease rental income includes $2.2 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Rental operating	$13,716	$12,440
Hotel operating	7,419	6,917
Repairs and maintenance	5,124	5,235
Marketing	1,029	508
Rent	925	883
Hawaii excise tax	1,035	971
Management fees	593	552
Total rental expenses	$29,841	$27,506

NOTE 14. OTHER INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest and investment income	$589	$434
Income tax expense	(260)	(270)
Other non-operating income	10,000	6,515
Total other income (expense), net	$10,329	$6,679

NOTE 15. RELATED PARTY TRANSACTIONS

During the third quarter of 2020, we entered into a lease with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, for office space at Torrey Point to replace a previously existing lease with AAI at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI lease of $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the three months ended March 31, 2024 and 2023, we incurred approximately $0.02 million and $0.1 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, are included in rental expenses on the consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Total Office
Property revenue	$51,682	$50,970
Property expense	(14,992)	(14,821)
Segment profit	36,690	36,149
Total Retail
Property revenue	26,026	25,627
Property expense	(8,301)	(7,704)
Segment profit	17,725	17,923
Total Multifamily
Property revenue	16,299	15,563
Property expense	(6,981)	(6,531)
Segment profit	9,318	9,032
Total Mixed-Use
Property revenue	16,688	15,594
Property expense	(10,813)	(10,082)
Segment profit	5,875	5,512
Total segments’ profit	$69,608	$68,616

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2024
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2024	2023
Total segments’ profit	$69,608	$68,616
General and administrative	(8,842)	(8,999)
Depreciation and amortization	(30,217)	(29,901)
Interest expense, net	(16,255)	(15,729)
Other income (expense), net	10,329	6,679
Net income	24,623	20,666
Net income attributable to restricted shares	(196)	(189)
Net income attributable to unitholders in the Operating Partnership	(5,167)	(4,341)
Net income attributable to American Assets Trust, Inc. stockholders	$19,260	$16,136
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	March 31, 2024	December 31, 2023
Net Real Estate
Office	$1,608,519	$1,614,323
Retail	558,801	563,532
Multifamily	358,743	361,233
Mixed-Use	164,827	166,227
	$2,690,890	$2,705,315
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes debt issuance costs of $0.3 million and $0.3 million for each of the periods ended March 31, 2024 and December 31, 2023, respectively.
Capital expenditures for each segment for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Capital Expenditures (1)
Office	$8,986	$20,725
Retail	2,779	2,525
Multifamily	1,200	1,313
Mixed-Use	327	1,132
	$13,292	$25,695

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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, or new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2023.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of March 31, 2024, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of March 31, 2024, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of March 31, 2024. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023. We have not made any material changes to these policies during the periods covered by this report, other than those described in Footnote 1.

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

Below is a summary of our same-store and redevelopment same-store composition for the three months ended March 31, 2024 and 2023. Bel-Spring 520 is classified as a same-store property when compared to the designation for the three months ended March 31, 2023, because the property was acquired on March 8, 2022. The 710 building at Lloyd Portfolio is classified as same-store property when compared to the designation for the three months ended March 31, 2023, because the property has been in operation for a full year since it was placed in service in November of 2022. One Beach Street continues to be identified as a same-store redevelopment property due to significant redevelopment activity.

Retail same-store net operating income decreased approximately 1.1% for the three months ended March 31, 2024 compared to the same period in 2023. Office same-store net operating income increased 1.6% for the three months ended March 31, 2024 compared to the same period in 2023.

	Three Months Ended March 31,
	2024	2023
Same-Store	30	29
Non-Same-Store	1	2
Total Properties	31	31

Redevelopment Same-Store	31	30

Total Development Properties	3	3

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

Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. Furthermore, we believe the locations of our properties and diversified portfolio will mitigate some of the potentially negative impact of the current economic environment. However, in 2020 through 2022, due to COVID-19, we saw a meaningful negative impact on certain of our tenants' operations and ability to pay rent, primarily in the retail sector. Any reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations.

During the three months ended March 31, 2024, we signed 18 office leases for a total of 124,605 square feet of office space including 80,434 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash basis and increase on a GAAP basis of 7.9% and 10.9%, respectively. New office leases for comparable spaces were signed for 22,658 square feet at an average rental rate increase on a cash and GAAP basis of 13.8% and 19.4%, respectively. Renewals for comparable office spaces were signed for 57,776 square feet at an average rental rate increase on a cash basis and increase on a GAAP basis of 6.0% and 8.3%, respectively. Tenant improvements and incentives were $38.22 per square foot of office space for comparable new leases for the three months ended March 31, 2024, mainly due to new tenants at Lloyd District and Torrey Reserve.

During the three months ended March 31, 2024, we signed 30 retail leases for a total of 109,414 square feet of retail space including 103,311 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 1.9% and 22.3%, respectively. New retail leases for comparable spaces were signed for 4,783 square feet at an average rental rate increase on a cash and GAAP basis of 36.4% and 0%, respectively. Renewals for comparable retail spaces were signed for 98,528 square feet at an average rental rate increase on a cash and GAAP basis of 0.7% and 15.7%, respectively. Tenant improvements and incentives were $41.14 per square foot of retail space for comparable new leases for the three months ended March 31, 2024, mainly due to new tenants at Del Monte Center and Solana Beach Towne Centre.

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

The leases signed in 2024 generally become effective over the following year, though some may not become effective until 2025 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $3.5 million and $9.6 million for the three months ended March 31, 2024 and 2023, respectively.

We capitalized external and internal costs related to other property improvements combined of $9.6 million and $12.4 million for the three months ended March 31, 2024 and 2023, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $2.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023
The following summarizes our consolidated results of operations for the three months ended March 31, 2024 compared to our consolidated results of operations for the three months ended March 31, 2023. As of March 31, 2024 and March 31, 2023, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2024 and March 31, 2023, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2024	2023
Revenues
Rental income	$105,021	$102,710	$2,311	2%
Other property income	5,674	5,044	630	12
Total property revenues	110,695	107,754	2,941	3
Expenses
Rental expenses	29,841	27,506	2,335	8
Real estate taxes	11,246	11,632	(386)	(3)
Total property expenses	41,087	39,138	1,949	5
Total property income	69,608	68,616	992	1
General and administrative	(8,842)	(8,999)	157	(2)
Depreciation and amortization	(30,217)	(29,901)	(316)	1
Interest expense, net	(16,255)	(15,729)	(526)	3
Other income (expense), net	10,329	6,679	3,650	55
Net income	24,623	20,666	3,957	19
Net income attributable to restricted shares	(196)	(189)	(7)	4
Net income attributable to unitholders in the Operating Partnership	(5,167)	(4,341)	(826)	19
Net income attributable to American Assets Trust, Inc. stockholders	$19,260	$16,136	$3,124	19%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $2.9 million to $110.7 million for the three months ended March 31, 2024 compared to $107.8 million for the three months ended March 31, 2023. The percentage leased was as follows for each segment as of March 31, 2024 and 2023:

	Percentage Leased(1)
	March 31,
	2024	2023
Office	86.4%	88.1%
Retail	94.4%	93.8%
Multifamily	92.8%	91.8%
Mixed-Use (2)	95.4%	95.0%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of March 31, 2024 or 2023, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of March 31, 2024 or 2023, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to new retail leases, higher average monthly base rents within the multifamily segment and an increase in occupancy and rate at Waikiki Beach Walk Embassy Suites™ and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $2.3 million, or 2%, to $105.0 million for the three months ended March 31, 2024 and March 31, 2023. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2024	2023			2024	2023
Office	$50,005	$49,692	$313	1	$50,005	$49,692	$313	1
Retail	25,783	25,312	471	2	25,783	25,312	471	2
Multifamily	15,375	14,605	770	5	15,375	14,605	770	5
Mixed-Use	13,858	13,101	757	6	13,858	13,101	757	6
	$105,021	$102,710	$2,311	2%	$105,021	$102,710	$2,311	2%

(1)For this table and tables following, the same-store portfolio excludes One Beach Street due to significant redevelopment and land held for development.
Total office rental revenue increased $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher annualized base rents at Torrey Reserve, Solana Crossing, Torrey Point and La Jolla Commons attributable to new leases and scheduled rent increases.
Total retail rental revenue increased $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to new tenant leases and scheduled rent increases. These increases were primarily related to Carmel Mountain Plaza, Waikele Center and Del Monte Center.
Multifamily revenue increased $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an overall increase in average monthly base rent, with a slight decrease in occupancy. Average monthly base rent and occupancy was $2,681 and 92.3%, respectively for the three months ended March 31, 2024 compared to $2,514 and 93.0%, respectively for the three months ended March 31, 2023.
Total mixed-use rental revenue increased $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in tourism, which led to an increase in average occupancy and revenue per available room to 89.8% and $320 for the three months ended March 31, 2024, respectively, compared to 81.9% and $302 for the three months ended March 31, 2023, respectively.

Other property income. Other property income increased $0.6 million, or 12%, to $5.7 million for the three months ended March 31, 2024 compared to $5.0 million for the three months ended March 31, 2023. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2024	2023			2024	2023
Office	$1,677	$1,278	$399	31	$1,670	$1,277	$393	31
Retail	243	315	(72)	(23)	243	315	(72)	(23)
Multifamily	924	958	(34)	(4)	924	958	(34)	(4)
Mixed-Use	2,830	2,493	337	14	2,830	2,493	337	14
	$5,674	$5,044	$630	12%	$5,667	$5,043	$624	12%
Office other property income increased by $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lease settlement fees received at Torrey Reserve.
Retail other property income decreased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lease settlement fees received at Solana Beach Towne Center and Hassalo on Eighth - Retail in 2023.
Mixed-use other property income increased by $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.9 million, or 5%, to $41.1 million, for the three months ended March 31, 2024 compared to $39.1 million for the three months ended March 31, 2023.
Rental Expenses. Rental expenses increased $2.3 million, or 8%, to $29.8 million for the three months ended March 31, 2024 compared to $27.5 million for the three months ended March 31, 2023. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2024	2023			2024	2023
Office	$10,135	$9,528	$607	6	$9,883	$9,338	$545	6
Retail	4,728	4,052	676	17	4,728	4,052	676	17
Multifamily	5,150	4,745	405	9	5,150	4,745	405	9
Mixed-Use	9,828	9,181	647	7	9,828	9,181	647	7
	$29,841	$27,506	$2,335	8%	$29,589	$27,316	$2,273	8%
Office rental expense increased $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in utilities expenses, janitorial expenses, security services and insurance expense.
Retail rental expense increased $0.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to $0.5 million written off in the first quarter for non-recurring costs incurred in prior periods relating to construction in progress for then-prospective construction at Waikele Center. Additionally, there was an increase in insurance expense and employee related costs.
Multifamily rental expense increased $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in insurance expense and employee related costs.
Mixed-use rental expense increased $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in hotel room expenses and employee related costs at the hotel portion of our mixed-use property.

Real Estate Taxes. Real estate taxes decreased $0.4 million, or 3%, to $11.2 million for the three months ended March 31, 2024 compared to $11.6 million for the three months ended March 31, 2023. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2024	2023			2024	2023
Office	$4,857	$5,293	$(436)	(8)	$4,807	$5,244	$(437)	(8)
Retail	3,573	3,652	(79)	(2)	3,573	3,652	(79)	(2)
Multifamily	1,831	1,786	45	3	1,831	1,786	45	3
Mixed-Use	985	901	84	9	985	901	84	9
	$11,246	$11,632	$(386)	(3)%	$11,196	$11,583	$(387)	(3)%
Office real estate taxes decreased $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a one-time real estate tax refund received at First & Main and a decrease in property tax assessments at City Center Bellevue.
Retail real estate taxes decreased $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in property tax assessment at Alamo Quarry Market.
Mixed-use real estate taxes increased $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in property tax assessment.
Property Operating Income
Property operating income increased $1.0 million, or 1%, to $69.6 million for the three months ended March 31, 2024, compared to $68.6 million for the three months ended March 31, 2023. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2024	2023			2024	2023
Office	$36,690	$36,149	$541	1	$36,985	$36,387	$598	2
Retail	17,725	17,923	(198)	(1)	17,725	17,923	(198)	(1)
Multifamily	9,318	9,032	286	3	9,318	9,032	286	3
Mixed-Use	5,875	5,512	363	7	5,875	5,512	363	7
	$69,608	$68,616	$992	1%	$69,903	$68,854	$1,049	2%
Total office property operating income increased $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher annualized base rents at Torrey Reserve, Solana Crossing, Torrey Point and La Jolla Commons. Additionally, there was an increase in other property income related to lease settlement fees received at Torrey Reserve and lower real estate taxes at City Center Bellevue and First & Main. These increases were offset by higher rental expenses related to utilities expense, janitorial expense, security services and insurance expense.
Total retail property operating income decreased $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increased rental expenses attributable to higher insurance expense, and employee-related costs, and $0.5 million written off in the first quarter for non-recurring costs incurred in prior periods relating to construction in progress for then-prospective construction at Waikele Center. These decreases were offset by higher rental revenue at Carmel Mountain Plaza, Waikele Center and Del Monte Center due to new tenant leases and scheduled rent increases.
Total multifamily property operating income increased $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher rental revenue due to an overall increase in average monthly base rent to $2,681 for the three months ended March 31, 2024 compared to $2,514 for the three months ended March 31, 2023. These increases were offset by higher rental expenses related to insurance expense and employee-related costs.

Total mixed-use property operating income increased $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increase in tourism, which led to an increase in average occupancy and revenue per available room to 89.8% and $320, respectively, for the three months ended March 31, 2024, compared to 81.9% and $302, respectively, for the three months ended March 31, 2023. This also led to an increase in other room rental income at the hotel portion of our mixed-use property. These increases were offset by higher hotel room expenses and employee related costs at the hotel portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses decreased $0.2 million, or 2%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to lower general legal expense and stock-based compensation expense, attributable to a decrease in the number of restricted stock awards granted as part of our 2023 grant. These decreases were offset by higher employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This was due to new building improvements and furniture and equipment assets placed into service in 2023.
Interest Expense, net. Interest expense increased $0.5 million, or 3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to higher interest on our $225 million Amended and Restated Term Loan Agreement and related amortization of loan fees. These increases were offset by an increase in capitalized interest related to our development projects.
Other Income (Expense), Net. Other income, net increased $3.7 million, or 55%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to the net settlement payment of approximately $10 million received during the first quarter of 2024 relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego), compared to the net settlement payment of approximately $6.3 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property.
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

As of March 31, 2024, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2024, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

In December 2023, the company, together with the Operating Partnership, filed a universal shelf registration statement on Form S-3ASR with the SEC, which became effective upon filing and which replaced the prior Form S-3ASR that was filed with the SEC in January 2021. The universal shelf registration statement may permit the company from time to time to offer and sell equity securities of the company.  However, there can be no assurance that the company will be able to complete any such offerings of securities.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.

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
We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. For the three months ended March 31, 2024, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2024, we held $98.6 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2024 and for the three months ending March 31, 2025 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In December 2023, the Operating Partnership, together with American Assets Trust, Inc., filed a universal shelf registration statement on Form S-3ASR with the SEC, which became effective upon filing and which replaced the prior Form S-3ASR that was filed with the SEC in January 2021. The universal shelf registration statement may permit the company from time to time to offer and sell equity securities of the company.  However, there can be no assurance that the company will be able to complete any such offerings of securities.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets, among others.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.

Cash Flows
Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023
Cash, cash equivalents, and restricted cash were $98.6 million and $87.3 million at March 31, 2024 and 2023, respectively.
Net cash provided by operating activities increased $2.8 million to $54.8 million for the three months ended March 31, 2024 compared to $52.0 million for the three months ended March 31, 2023. The increase in cash from operations was primarily due to the net settlement received relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego), increase in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities decreased $12.4 million to $13.3 million for the three months ended March 31, 2024 compared to $25.7 million for the three months ended March 31, 2023. The decrease in cash used was primarily due to the decrease in capital expenditures at La Jolla Commons III and One Beach Street as these projects have completed construction.
Net cash used by financing activities increased $37.3 million to $25.8 million for the three months ended March 31, 2024 compared to cash provided by financing activities of $11.5 million for the three months ended March 31, 2023. The increase in cash used in financing activities was primarily due to the term loan agreement that was amended and restated in 2023, among other things, to increase the fully drawn borrowings from $150 million to $225 million. This was partially offset by the repayment of the outstanding balance on the revolving line of credit.
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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2024 and 2023 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2024	2023
Net operating income	$69,608	$68,616
General and administrative	(8,842)	(8,999)
Depreciation and amortization	(30,217)	(29,901)
Interest expense, net	(16,255)	(15,729)
Other income (expense), net	10,329	6,679
Net income	$24,623	$20,666

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
The following table sets forth a reconciliation of our net income for the three months ended March 31, 2024 to FFO, the nearest GAAP equivalent (in thousands, except per share and share data):

Three Months Ended March 31,
2024
Funds from Operations (FFO)
Net income	$24,623
Plus: Real estate depreciation and amortization	30,217
Funds from operations	54,840
Less: Nonforfeitable dividends on incentive restricted stock awards	(192)
FFO attributable to common stock and units	$54,648
FFO per diluted share/unit	$0.71
Weighted average number of common shares and units, diluted (1)	76,500,185

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2024, we had $1.4 billion of fixed rate debt outstanding with an estimated fair value of $1.2 billion. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. If interest rates at March 31, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $38.0 million. If interest rates at March 31, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $51.3 million. Additionally, we consider $325.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of March 31, 2024 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At March 31, 2024, we had $325.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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

American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2024, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2024, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 3, 2024	Date:	May 3, 2024