Form 10-Q
period 2024-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2024-08-02
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

American Assets Trust, Inc. had 60,901,583 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2024.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2024 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2024, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
◦Debt;
◦Equity/Partners' Capital; and
◦Earnings Per Share/Unit; and

•Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of American Assets Trust, Inc. and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of American Assets Trust, Inc. have made the requisite certifications and American Assets Trust, Inc. and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,524,459	$3,502,251
Construction in progress	244,995	239,030
Held for development	487	487
	3,769,941	3,741,768
Accumulated depreciation	(1,087,473)	(1,036,453)
Real estate, net	2,682,468	2,705,315
Cash and cash equivalents	114,880	82,888
Accounts receivable, net	7,557	7,624
Deferred rent receivables, net	90,103	89,210
Other assets, net	97,924	99,644
TOTAL ASSETS	$2,992,932	$2,984,681
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,714	$74,669
Unsecured notes payable, net	1,616,259	1,614,958
Accounts payable and accrued expenses	70,222	61,312
Security deposits payable	8,951	8,880
Other liabilities and deferred credits, net	77,130	71,187
Total liabilities	1,847,276	1,831,006
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,901,583 and 60,895,786 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	609	609
Additional paid-in capital	1,472,569	1,469,206
Accumulated dividends in excess of net income	(289,486)	(280,239)
Accumulated other comprehensive income	8,557	8,282
Total American Assets Trust, Inc. stockholders’ equity	1,192,249	1,197,858
Noncontrolling interests	(46,593)	(44,183)
Total equity	1,145,656	1,153,675
TOTAL LIABILITIES AND EQUITY	$2,992,932	$2,984,681
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Rental income	$105,094	$103,901	$210,115	$206,611
Other property income	5,796	5,820	11,470	10,864
Total revenue	110,890	109,721	221,585	217,475
EXPENSES:
Rental expenses	29,505	28,711	59,346	56,216
Real estate taxes	10,843	11,086	22,089	22,718
General and administrative	8,737	8,609	17,579	17,608
Depreciation and amortization	31,011	29,823	61,228	59,724
Total operating expenses	80,096	78,229	160,242	156,266
OPERATING INCOME	30,794	31,492	61,343	61,209
Interest expense, net	(16,289)	(16,368)	(32,544)	(32,097)
Other income, net	789	273	11,118	6,951
NET INCOME	15,294	15,397	39,917	36,063
Net income attributable to restricted shares	(195)	(190)	(391)	(379)
Net income attributable to unitholders in the Operating Partnership	(3,195)	(3,224)	(8,362)	(7,565)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$11,904	$11,983	$31,164	$28,119

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.20	$0.20	$0.52	$0.47
Weighted average shares of common stock outstanding - basic	60,312,878	60,146,210	60,311,399	60,145,414

Earnings per common share, diluted	$0.20	$0.20	$0.52	$0.47
Weighted average shares of common stock outstanding - diluted	76,494,415	76,327,747	76,492,936	76,326,951

DIVIDENDS DECLARED PER COMMON SHARE	$0.335	$0.330	$0.670	$0.660

COMPREHENSIVE INCOME
Net income	$15,294	$15,397	$39,917	$36,063
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(850)	4,360	542	2,091
Reclassification of amortization of forward-starting swap included in interest expense	(99)	(98)	(197)	(952)
Comprehensive income	14,345	19,659	40,262	37,202
Comprehensive income attributable to non-controlling interests	(2,993)	(4,127)	(8,432)	(7,804)
Comprehensive income attributable to American Assets Trust, Inc.	$11,352	$15,532	$31,830	$29,398
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2023	60,895,786	$609	$1,469,206	$(280,239)	$8,282	$(44,183)	$1,153,675
Net income	—	—	—	19,456	—	5,167	24,623
Forfeiture of restricted stock	(1,295)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,400)	—	(5,421)	(25,821)
Stock-based compensation	—	—	1,617	—	—	—	1,617
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	1,100	292	1,392
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(20)	(98)
Balance at March 31, 2024	60,894,491	$609	$1,470,823	$(281,183)	$9,304	$(44,165)	$1,155,388
Net income	—	—	—	12,099	—	3,195	15,294
Issuance of restricted stock	9,180	—	—	—	—	—	—
Forfeiture of restricted stock	(2,088)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,402)	—	(5,421)	(25,823)
Stock-based compensation	—	—	1,746	—	—	—	1,746
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(669)	(181)	(850)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(21)	(99)
Balance at June 30, 2024	60,901,583	$609	$1,472,569	$(289,486)	$8,557	$(46,593)	$1,145,656

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2022	60,718,653	$607	$1,461,201	$(251,167)	$10,624	$(35,740)	$1,185,525
Net income	—	—	—	16,325	—	4,341	20,666
Forfeiture of restricted stock	(818)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,037)	—	(5,340)	(25,377)
Stock-based compensation	—	—	2,035		—	—	2,035
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,786)	(483)	(2,269)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(673)	(181)	(854)
Balance at March 31, 2023	60,717,835	$607	$1,463,236	$(254,879)	$8,165	$(37,403)	$1,179,726
Net income	—	—	—	12,173	—	3,224	15,397
Forfeiture of restricted stock	(3,553)	—	—	—	—	—	—
Issuance of restricted stock	10,348	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,039)	—	(5,340)	(25,379)
Stock-based compensation	—	—	2,110	—	—	—	2,110
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	3,436	924	4,360
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(77)	(21)	(98)
Balance at June 30, 2023	60,724,630	$607	$1,465,346	$(262,745)	$11,524	$(38,616)	$1,176,116

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$39,917	$36,063
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,997)	(4,950)
Depreciation and amortization	61,228	59,724
Amortization of debt issuance costs and debt discounts	1,670	1,718
Provision for uncollectible rental income	490	739
Stock-based compensation expense	3,363	4,145
Lease termination income	11,065	—
Other noncash interest expense, net	(197)	(952)
Other, net	131	432
Changes in operating assets and liabilities
Change in accounts receivable	(302)	(3)
Change in other assets	(1,768)	(1,374)
Change in accounts payable and accrued expenses	2,444	1,723
Change in security deposits payable	71	(19)
Change in other liabilities and deferred credits	(55)	872
Net cash provided by operating activities	114,060	98,118
INVESTING ACTIVITIES
Capital expenditures	(26,616)	(44,411)
Leasing commissions	(3,808)	(4,675)
Net cash used in investing activities	(30,424)	(49,086)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	—	225,000
Repayment of unsecured line of credit	—	(36,000)
Repayment of unsecured term loan	—	(150,000)
Debt issuance costs	—	(2,138)
Dividends paid to common stock and unitholders	(51,644)	(50,756)
Net cash used in financing activities	(51,644)	(13,894)
Net increase in cash and cash equivalents	31,992	35,138
Cash and cash equivalents, beginning of period	82,888	49,571
Cash and cash equivalents, end of period	$114,880	$84,709

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,524,459	$3,502,251
Construction in progress	244,995	239,030
Held for development	487	487
	3,769,941	3,741,768
Accumulated depreciation	(1,087,473)	(1,036,453)
Real estate, net	2,682,468	2,705,315
Cash and cash equivalents	114,880	82,888
Accounts receivable, net	7,557	7,624
Deferred rent receivables, net	90,103	89,210
Other assets, net	97,924	99,644
TOTAL ASSETS	$2,992,932	$2,984,681
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,714	$74,669
Unsecured notes payable, net	1,616,259	1,614,958
Accounts payable and accrued expenses	70,222	61,312
Security deposits payable	8,951	8,880
Other liabilities and deferred credits, net	77,130	71,187
Total liabilities	1,847,276	1,831,006
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	(49,416)	(46,936)
General partner's capital, 60,901,583 and 60,895,786 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,183,692	1,189,576
Accumulated other comprehensive income	11,380	11,035
Total capital	1,145,656	1,153,675
TOTAL LIABILITIES AND CAPITAL	$2,992,932	$2,984,681

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Rental income	$105,094	$103,901	$210,115	$206,611
Other property income	5,796	5,820	11,470	10,864
Total revenue	110,890	109,721	221,585	217,475
EXPENSES:
Rental expenses	29,505	28,711	59,346	56,216
Real estate taxes	10,843	11,086	22,089	22,718
General and administrative	8,737	8,609	17,579	17,608
Depreciation and amortization	31,011	29,823	61,228	59,724
Total operating expenses	80,096	78,229	160,242	156,266
OPERATING INCOME	30,794	31,492	61,343	61,209
Interest expense, net	(16,289)	(16,368)	(32,544)	(32,097)
Other income, net	789	273	11,118	6,951
NET INCOME	15,294	15,397	39,917	36,063
Net income attributable to restricted shares	(195)	(190)	(391)	(379)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$15,099	$15,207	$39,526	$35,684

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.20	$0.20	$0.52	$0.47
Weighted average units outstanding - basic	76,494,415	76,327,747	76,492,936	76,326,951

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.20	$0.20	$0.52	$0.47
Weighted average units outstanding - diluted	76,494,415	76,327,747	76,492,936	76,326,951

DISTRIBUTIONS PER UNIT	$0.335	$0.330	$0.670	$0.660

COMPREHENSIVE INCOME
Net income	$15,294	$15,397	$39,917	$36,063
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(850)	4,360	542	2,091
Reclassification of amortization of forward-starting swap included in interest expense	(99)	(98)	(197)	(952)
Comprehensive income	14,345	19,659	40,262	37,202
Comprehensive income attributable to Limited Partners	(2,993)	(4,127)	(8,432)	(7,804)
Comprehensive income attributable to General Partner	$11,352	$15,532	$31,830	$29,398

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2023	16,181,537	$(46,936)	60,895,786	$1,189,576	$11,035	$1,153,675
Net income	—	5,167	—	19,456	—	24,623
Forfeiture of restricted units	—	—	(1,295)	—	—	—
Distributions	—	(5,421)	—	(20,400)	—	(25,821)
Stock-based compensation	—	—	—	1,617	—	1,617
Other comprehensive income - change in value of interest rate swap	—	—	—	—	1,392	1,392
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at March 31, 2024	16,181,537	$(47,190)	60,894,491	$1,190,249	$12,329	$1,155,388
Net income	—	3,195	—	12,099	—	15,294
Issuance of restricted units	—	—	9,180	—	—	—
Forfeiture of restricted units	—	—	(2,088)	—	—	—
Distributions	—	(5,421)	—	(20,402)	—	(25,823)
Stock-based compensation	—	—	—	1,746	—	1,746
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(850)	(850)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(99)	(99)
Balance at June 30, 2024	16,181,537	$(49,416)	60,901,583	$1,183,692	$11,380	$1,145,656

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2022	16,181,537	$(39,127)	60,718,653	$1,210,641	$14,011	$1,185,525
Net income	—	4,341	—	16,325	—	20,666
Forfeiture of restricted units	—	—	(818)	—	—	—
Distributions	—	(5,340)	—	(20,037)	—	(25,377)
Stock-based compensation	—	—	—	2,035	—	2,035
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(2,269)	(2,269)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(854)	(854)
Balance at March 31, 2023	16,181,537	$(40,126)	60,717,835	$1,208,964	$10,888	$1,179,726
Net income	—	3,224	—	12,173	—	15,397
Issuance of restricted units	—	—	10,348	—	—	—
Forfeiture of restricted units	—	—	(3,553)	—	—	—
Distributions	—	(5,340)	—	(20,039)	—	(25,379)
Stock-based compensation	—	—	—	2,110	—	2,110
Other comprehensive income - change in value of interest rate swap	—	—	—	—	4,360	4,360
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at June 30, 2023	16,181,537	$(42,242)	60,724,630	$1,203,208	$15,150	$1,176,116

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$39,917	$36,063
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3,997)	(4,950)
Depreciation and amortization	61,228	59,724
Amortization of debt issuance costs and debt discounts	1,670	1,718
Provision for uncollectible rental income	490	739
Stock-based compensation expense	3,363	4,145
Lease termination income	11,065	—
Other noncash interest expense, net	(197)	(952)
Other, net	131	432
Changes in operating assets and liabilities
Change in accounts receivable	(302)	(3)
Change in other assets	(1,768)	(1,374)
Change in accounts payable and accrued expenses	2,444	1,723
Change in security deposits payable	71	(19)
Change in other liabilities and deferred credits	(55)	872
Net cash provided by operating activities	114,060	98,118
INVESTING ACTIVITIES
Capital expenditures	(26,616)	(44,411)
Leasing commissions	(3,808)	(4,675)
Net cash used in investing activities	(30,424)	(49,086)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	—	225,000
Repayment of unsecured line of credit	—	(36,000)
Repayment of unsecured notes payable	—	(150,000)
Debt issuance costs	—	(2,138)
Distributions	(51,644)	(50,756)
Net cash used in financing activities	(51,644)	(13,894)
Net increase in cash and cash equivalents	31,992	35,138
Cash and cash equivalents, beginning of period	82,888	49,571
Cash and cash equivalents, end of period	$114,880	$84,709

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2024
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
We are a full service, vertically integrated, and self-administered REIT with approximately 228 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2024, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2024, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2024
(Unaudited)

Basis of Presentation
Our consolidated financial statements include the accounts of the company, our Operating Partnership and our subsidiaries. The equity interests of other investors in our Operating Partnership are reflected as noncontrolling interests.
The company follows the Financial Accounting Standards Board (the "FASB") guidance for determining whether an entity is a variable interest entity (“VIE”), which requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. American Assets Trust, Inc. has concluded that the Operating Partnership is a VIE, and because American Assets Trust, Inc. has both the power and the rights to control the Operating Partnership, American Assets Trust, Inc. is the primary beneficiary and is required to continue to consolidate the Operating Partnership. Substantially all of the assets and liabilities of the company are related to the Operating Partnership VIE.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Total interest costs incurred	$36,706	$35,863
Interest capitalized	$4,162	$3,766
Interest expense, net	$32,544	$32,097
Cash paid for interest, net of amounts capitalized	$31,381	$30,458
Cash paid for income taxes	$763	$779
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$21,954	$17,223
Accrued leasing commissions	$2,342	$1,297

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies during the six months ended June 30, 2024.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at June 30, 2024 and December 31, 2023 was approximately $1.4 million and $1.4 million, respectively.
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
June 30, 2024
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
In-place leases	$51,354	$51,575
Accumulated amortization	(35,062)	(32,977)
Above market leases	1,408	1,724
Accumulated amortization	(1,360)	(1,658)
Acquired lease intangible assets, net	$16,340	$18,664
Below market leases	$50,561	$50,624
Accumulated accretion	(35,472)	(34,087)
Acquired lease intangible liabilities, net	$15,089	$16,537

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,721	$—	$2,721	$—	$2,627	$—	$2,627
Interest rate swap asset	$—	$8,506	$—	$8,506	$—	$7,963	$—	$7,963
Interest rate swap liability	$—	$—	$—	$—	$—	$—	$—	$—
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 5.8% to 6.6%.
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

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,714	$74,141	$74,669	$74,804
Unsecured term loans, net	$324,072	$325,000	$323,491	$325,000
Unsecured senior guaranteed notes, net	$798,977	$770,730	$798,772	$770,998
Senior unsecured notes, net	$493,210	$414,185	$492,694	$405,860

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
The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2024 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$3,558
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$3,561
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$1,069
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$318
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate the cash flow hedges in place will reduce interest expense by approximately $0.8 million.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasing commissions, net of accumulated amortization of $51,292 and $47,978, respectively	$37,013	$36,721
Interest rate swap asset	8,506	7,963
Acquired above market leases, net	48	66
Acquired in-place leases, net	16,292	18,598
Lease incentives, net of accumulated amortization of $1,230 and $1,205, respectively	1,513	1,232
Other intangible assets, net of accumulated amortization of $1,982 and $1,813, respectively	1,637	1,809
Debt issuance costs, net of accumulated amortization of $1,620 and $1,296, respectively	971	1,295
Right-of-use lease asset, net	20,260	21,503
Prepaid expenses and other	11,684	10,457
Total other assets	$97,924	$99,644

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Acquired below market leases, net	$15,089	$16,537
Prepaid rent and deferred revenue	27,644	17,261
Deferred compensation	2,721	2,627
Deferred tax liability	784	784
Straight-line rent liability	8,853	10,666
Lease liability	21,983	23,254
Other liabilities	56	58
Total other liabilities and deferred credits, net	$77,130	$71,187
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of June 30, 2024 and December 31, 2023 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2024	December 31, 2023	as of June 30, 2024
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $587 and $542, respectively	(286)	(331)
Total Secured Notes Payable Outstanding	$74,714	$74,669

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of June 30, 2024, the Operating Partnership was in compliance with these financial covenants.

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2024 and December 31, 2023 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2024	December 31, 2023	as of June 30, 2024
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	150,000	150,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	75,000	75,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series F	100,000	100,000	3.78%	(4)	July 19, 2024	(4)
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
	1,625,000	1,625,000
Debt discount and issuance costs, net of accumulated amortization of $8,561 and $7,259, respectively	(8,741)	(10,042)
Total Unsecured Notes Payable	$1,616,259	$1,614,958

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

(4)The Operating Partnership entered into a treasury lock contract on May 31, 2017, which was settled on June 23, 2017 at a loss of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.85% per annum. On July 18, 2024, we borrowed $100 million on our Revolver Loan (as defined below) to repay the entirety of our Series F Notes upon their maturity on July 19, 2024.
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

3.375% Senior Notes

On January 26, 2021, the Operating Partnership issued $500 million of senior unsecured notes (the “3.375% Senior Notes”) that mature February 1, 2031 and bear interest at 3.375% per annum. The 3.375% Senior Notes were priced at 98.935% of the principal amount with a yield to maturity of 3.502%. The net proceeds of the 3.375% Senior Notes, after the issuance discount, underwriting fees, and other costs were approximately $489.7 million, which were primarily used to (i) prepay our $150 million Senior Guaranteed Notes, Series A, with a make-whole payment (as defined in the Note Purchase Agreement for the Series A Notes) thereon of approximately $3.9 million, on January 26, 2021, (ii) repay our $100 million then outstanding balance under our then-existing revolver loan on January 26, 2021, (iii) fund the development of the La Jolla Commons III office building and (iv) for general corporate purposes.
The 3.375% Senior Notes include a number of customary financial covenants, including:
•A maximum aggregate debt ratio of 60%,
•A minimum debt service ratio of 1.5x,
•A maximum secured debt ratio of 40%,
•A minimum maintenance of total unencumbered assets of 150%.
As of June 30, 2024, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes covenants.

Senior Guaranteed Notes

On October 31, 2014, the Operating Partnership entered into a note purchase agreement (the “Note Purchase Agreement”) with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”). The Series A Notes were issued on October 31, 2014, the Series B Notes were issued on February 2, 2015 and the Series C Notes were issued on April 2, 2015. The Series A Notes, the Series B Notes and the Series C Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities. On January 26, 2021, we repaid the entirety of the $150.0 million Series A Notes with a make-whole payment (as defined in the Note Purchase Agreement) of approximately $3.9 million.

On March 1, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $250 million of 4.29% Senior Guaranteed Notes, Series D, due March 1, 2027 (the “Series D Notes”). The Series D Notes were issued on March 1, 2017 and pay interest quarterly on the last day of January, April, July and October until their respective maturities.
On May 23, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 4.24% Senior Guaranteed Notes, Series E, due May 23, 2029 (the “Series E Notes”). The Series E Notes were issued on May 23, 2017 and pay interest semi-annually on the 23rd of May and November until their respective maturities.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

On July 19, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 3.78% Senior Guaranteed Notes, Series F, due July 19, 2024 (the “Series F Notes”). The Series F Notes were issued on July 19, 2017 and pay interest semi-annually on the 31st of January and July until their respective maturities. On July 18, 2024, we borrowed $100 million on our Revolver Loan (as defined below) to repay the entirety of our Series F Notes upon their maturity on July 19, 2024.

On July 30, 2019, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $150 million of 3.91% Senior Guaranteed Notes, Series G, due July 30, 2030 (the “Series G Notes” and collectively with the Series A Notes, Series B Notes, Series C Notes, Series D Notes, Series E Notes, and Series G Notes are referred to herein as, the “Notes".) The Series G Notes were issued on July 30, 2019 and pay interest semi-annually on the 30th of July and January until their maturity.
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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of June 30, 2024, the Operating Partnership was in compliance with all loan covenants.

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. Term Loan A matures on January 5, 2027, with no further extension options. As of June 30, 2024, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $0.97 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the six months ended June 30, 2024, the weighted average interest rate on the Revolver Loan was 6.53%. On July 18, 2024, we borrowed $100 million on our Revolver Loan to repay the entirety of our Series F Notes upon their maturity on July 19, 2024.
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
June 30, 2024
(Unaudited)

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
As of June 30, 2024, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

Amended and Restated Term Loan Agreement
On January 5, 2023, we entered into the amended and restated term loan agreement (the “Amended and Restated Term Loan Agreement”), which amended and restated our then-existing term loan agreement. The Amended and Restated Term Loan Agreement provides to the Operating Partnership a term loan of $150 million (“Term Loan B”) and a term loan of $75 million (“Term Loan C”), each maturing on January 5, 2025, with one, twelve-month extension option, subject to certain conditions. As of June 30, 2024, the entirety of the principal amounts of Term Loan B and Term Loan C were outstanding.
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
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at June 30, 2024. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2024, no common units were converted into shares of our common stock.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
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
The calculation of diluted EPU for the three months ended June 30, 2024 and 2023 does not include the weighted average of 583,239 and 571,999 unvested outstanding Operating Partnership units, respectively, and for the six months ended June 30, 2024 and 2023 does not include the weighted average of 584,225 and 572,623 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the six months ended June 30, 2024, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2024, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of June 30, 2024, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2024:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2024	$0.335	January 1, 2024 to March 31, 2024	March 21, 2024
Second Quarter 2024	$0.335	April 1, 2024 to June 30, 2024	June 20, 2024
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	585,865	$17.95
Granted	9,180	21.79
Vested	(10,348)	19.33
Forfeited	(3,383)	16.80
Nonvested at June 30, 2024	581,314	$17.65
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.7 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $3.4 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $6.1 million at June 30, 2024.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 583,239 and 571,999 for the three months ended June 30, 2024 and 2023, respectively, and 584,225 and 572,623 for the six months ended June 30, 2024 and 2023, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2024 and 2023, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NUMERATOR
Net income	$15,294	$15,397	$39,917	$36,063
Less: Net income attributable to restricted shares	(195)	(190)	(391)	(379)
Less: Income from operations attributable to unitholders in the Operating Partnership	(3,195)	(3,224)	(8,362)	(7,565)
Net income attributable to common stockholders—basic	$11,904	$11,983	$31,164	$28,119
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$11,904	$11,983	$31,164	$28,119
Plus: Income from operations attributable to unitholders in the Operating Partnership	3,195	3,224	8,362	7,565
Net income attributable to common stockholders—diluted	$15,099	$15,207	$39,526	$35,684
DENOMINATOR
Weighted average common shares outstanding—basic	60,312,878	60,146,210	60,311,399	60,145,414
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,494,415	76,327,747	76,492,936	76,326,951

Earnings per common share, basic	$0.20	$0.20	$0.52	$0.47
Earnings per common share, diluted	$0.20	$0.20	$0.52	$0.47

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
A deferred tax asset is included in our consolidated balance sheets of $0.9 million and $0.9 million, and a deferred tax liability is included in our consolidated balance sheets of $0.8 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2024, we recorded income tax expense of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2023, we recorded income tax expense of $0.2 million and $0.5 million, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $8.1 million based on operating performance through June 30, 2024.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 46.5% of total revenues for the six months ended June 30, 2024. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 23.7% of total revenues for the six months ended June 30, 2024. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the six months ended June 30, 2024 and 2023, no tenant accounted for more than 10% of our total rental revenue.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

As of June 30, 2024, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2024 (six months ending December 31, 2024)	$123,201
2025	247,119
2026	233,890
2027	204,824
2028	158,540
Thereafter	249,046
Total	$1,216,620

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
As of June 30, 2024, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2024 (six months ending December 31, 2024)	$1,740
2025	3,531
2026	3,584
2027	3,584
2028	3,584
Thereafter	8,959
Total lease payments	24,982
Imputed interest	(2,999)
Present value of lease liability	$21,983

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$815	$927	$1,786	$1,854
Sublease income	(819)	(836)	(1,678)	(1,839)
Total lease cost (income)	$(4)	$91	$108	$15

Weighted-average remaining lease term - operating leases (in years)			7.0
Weighted-average discount rate - operating leases			3.19%
Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,689	$1,640

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease rental income
Office	$49,337	$50,269	$98,972	$99,595
Retail	25,266	24,707	50,432	49,385
Multifamily	15,306	14,146	30,585	28,663
Mixed-use	3,120	3,024	6,101	5,974
Percentage rent	793	605	1,341	1,160
Hotel revenue	10,639	10,491	21,372	20,509
Other	633	659	1,312	1,325
Total rental income	$105,094	$103,901	$210,115	$206,611
Lease rental income includes $0.4 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.6 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.7 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental operating	$13,452	$12,911	$27,167	$25,351
Hotel operating	7,335	7,343	14,754	14,260
Repairs and maintenance	5,707	5,411	10,831	10,646
Marketing	611	569	1,640	1,077
Rent	769	883	1,694	1,766
Hawaii excise tax	1,040	1,016	2,075	1,987
Management fees	591	578	1,185	1,129
Total rental expenses	$29,505	$28,711	$59,346	$56,216

NOTE 14. OTHER INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and investment income	$990	$460	$1,579	$893
Income tax expense	(201)	(187)	(461)	(457)
Other non-operating income	—	—	10,000	6,515
Total other income, net	$789	$273	$11,118	$6,951

NOTE 15. RELATED PARTY TRANSACTIONS

During the third quarter of 2020, we entered into a lease with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, for office space at Torrey Point to replace a previously existing lease with AAI at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI lease of $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the six months ended June 30, 2024 and 2023, we incurred approximately $0.0 million and $0.1 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, are included in rental expenses on the consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Office
Property revenue	$51,310	$52,219	$102,992	$103,189
Property expense	(14,945)	(14,894)	(29,937)	(29,714)
Segment profit	36,365	37,325	73,055	73,475
Total Retail
Property revenue	26,475	25,901	52,501	51,528
Property expense	(7,820)	(7,555)	(16,121)	(15,259)
Segment profit	18,655	18,346	36,380	36,269
Total Multifamily
Property revenue	16,391	15,193	32,690	30,756
Property expense	(6,825)	(6,786)	(13,806)	(13,317)
Segment profit	9,566	8,407	18,884	17,439
Total Mixed-Use
Property revenue	16,714	16,408	33,402	32,002
Property expense	(10,758)	(10,562)	(21,571)	(20,644)
Segment profit	5,956	5,846	11,831	11,358
Total segments’ profit	$70,542	$69,924	$140,150	$138,541

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segments’ profit	$70,542	$69,924	$140,150	$138,541
General and administrative	(8,737)	(8,609)	(17,579)	(17,608)
Depreciation and amortization	(31,011)	(29,823)	(61,228)	(59,724)
Interest expense, net	(16,289)	(16,368)	(32,544)	(32,097)
Other income (expense), net	789	273	11,118	6,951
Net income	15,294	15,397	39,917	36,063
Net income attributable to restricted shares	(195)	(190)	(391)	(379)
Net income attributable to unitholders in the Operating Partnership	(3,195)	(3,224)	(8,362)	(7,565)
Net income attributable to American Assets Trust, Inc. stockholders	$11,904	$11,983	$31,164	$28,119
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	June 30, 2024	December 31, 2023
Net Real Estate
Office	$1,606,293	$1,614,323
Retail	556,183	563,532
Multifamily	356,494	361,233
Mixed-Use	163,498	166,227
	$2,682,468	$2,705,315
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes debt issuance costs of $0.3 million and $0.3 million for each of the periods ended June 30, 2024 and December 31, 2023, respectively.
Capital expenditures for each segment for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital Expenditures (1)
Office	$12,683	$19,812	$21,669	$40,537
Retail	2,605	1,645	5,384	4,170
Multifamily	1,478	1,216	2,678	2,529
Mixed-Use	366	718	693	1,850
	$17,132	$23,391	$30,424	$49,086

(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2024
(Unaudited)

NOTE 18. SUBSEQUENT EVENT
On July 18, 2024, we borrowed $100 million on our Revolver Loan to repay the entirety of our Series F Notes upon their maturity on July 19, 2024.

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of June 30, 2024, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of June 30, 2024, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of June 30, 2024. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store and redevelopment same-store composition for the three and six months ended June 30, 2024 and 2023. Bel-Spring 520 is classified as a same-store property when compared to the designation for the three and six months ended June 30, 2023, because the property was acquired on March 8, 2022. The 710 building at Lloyd Portfolio is classified as same-store property when compared to the designation for the three and six months ended June 30, 2023, because the property has been in operation for a full year since it was placed in service in November of 2022. One Beach Street continues to be identified as a same-store redevelopment property due to significant redevelopment activity.

Retail same-store net operating income increased approximately 0.3% for the six months ended June 30, 2024 compared to the same period in 2023. Office same-store net operating income decreased 0.3% for the six months ended June 30, 2024 compared to the same period in 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Same-Store	30	30	30	29
Non-Same-Store	1	1	1	2
Total Properties	31	31	31	31

Redevelopment Same-Store	31	31	31	30

Total Development Properties	3	3	3	3

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

We intend to opportunistically pursue projects in our development pipeline, including future phases of La Jolla Commons, Lloyd Portfolio and development of multifamily units at Lomas Santa Fe Plaza, as well as other redevelopments at Waikele Center and One Beach Street. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

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

During the three months ended June 30, 2024, we signed 18 office leases for a total of 96,042 square feet of office space including 52,618 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash basis and increase on a GAAP basis of 5.2% and 14.5%, respectively. New office leases for comparable spaces were signed for 20,978 square feet at an average rental rate increase on a cash and GAAP basis of 4.1% and 26.4%, respectively. Renewals for comparable office spaces were signed for 31,640 square feet at an average rental rate increase on a cash basis and increase on a GAAP basis of 5.7% and 9.7%, respectively. Tenant improvements and incentives were $34.71 per square foot of office space for comparable new leases for the three months ended June 30, 2024, mainly due to a new tenant at First & Main.

During the three months ended June 30, 2024, we signed 19 retail leases for a total of 68,735 square feet of retail space including 64,127 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 5.8% and 34.4%, respectively. New retail leases for comparable spaces were signed for 1,064 square feet at an average rental rate increase on a cash and GAAP basis of 22.7% and 0%, respectively. Renewals for comparable retail spaces were signed for 63,063 square feet at an average rental rate increase on a cash and GAAP basis of 4.7% and 17.9%, respectively. Tenant improvements and incentives were $18.80 per square foot of retail space for comparable new leases for the three months ended June 30, 2024, mainly due to a new tenant at Waikiki Beach Walk Retail.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $4.8 million and $5.6 million for the three months ended June 30, 2024 and 2023, respectively, and $8.3 million and $15.3 million for the six months ended June 30, 2024 and 2023, respectively.

We capitalized external and internal costs related to other property improvements combined of $14.6 million and $13.2 million for the three months ended June 30, 2024 and 2023, respectively, and $24.1 million and $25.5 million for the six months ended June 30, 2024 and 2023, respectively
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $2.1 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023
The following summarizes our consolidated results of operations for the three months ended June 30, 2024 compared to our consolidated results of operations for the three months ended June 30, 2023. As of June 30, 2024 and June 30, 2023, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2024 and June 30, 2023, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2024	2023
Revenues
Rental income	$105,094	$103,901	$1,193	1%
Other property income	5,796	5,820	(24)	—
Total property revenues	110,890	109,721	1,169	1
Expenses
Rental expenses	29,505	28,711	794	3
Real estate taxes	10,843	11,086	(243)	(2)
Total property expenses	40,348	39,797	551	1
Total property income	70,542	69,924	618	1
General and administrative	(8,737)	(8,609)	(128)	1
Depreciation and amortization	(31,011)	(29,823)	(1,188)	4
Interest expense, net	(16,289)	(16,368)	79	—
Other income, net	789	273	516	189
Net income	15,294	15,397	(103)	(1)
Net income attributable to restricted shares	(195)	(190)	(5)	3
Net income attributable to unitholders in the Operating Partnership	(3,195)	(3,224)	29	(1)
Net income attributable to American Assets Trust, Inc. stockholders	$11,904	$11,983	$(79)	(1)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $1.2 million to $110.9 million for the three months ended June 30, 2024 compared to $109.7 million for the three months ended June 30, 2023. The percentage leased was as follows for each segment as of June 30, 2024 and 2023:

	Percentage Leased(1)
	June 30,
	2024	2023
Office	86.6%	87.4%
Retail	94.5%	94.6%
Multifamily	90.0%	85.9%
Mixed-Use (2)	95.7%	94.6%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of June 30, 2024 or 2023, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of June 30, 2024 or 2023, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to higher average monthly base rents within the multifamily segment, new tenant leases commenced within the retail segment and an increase in occupancy and rate at Waikiki Beach Walk Embassy Suites™ and factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $1.2 million, or 1%, to $105.1 million for the three months ended June 30, 2024 and June 30, 2023. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$49,636	$50,598	$(962)	(2)	$49,636	$50,598	$(962)	(2)
Retail	26,193	25,438	755	3	26,193	25,438	755	3
Multifamily	15,392	14,224	1,168	8	15,392	14,224	1,168	8
Mixed-Use	13,873	13,641	232	2	13,873	13,641	232	2
	$105,094	$103,901	$1,193	1%	$105,094	$103,901	$1,193	1%

(1)For this table and tables following, the same-store portfolio excludes One Beach Street due to significant redevelopment and land held for development.
Total office rental revenue decreased $1.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a decrease of $0.6 million in cost recoveries, partially due to prior year tax refunds received at La Jolla Commons and First & Main that were passed back to tenants, and a decrease of $0.4 million in rental revenue driven by lower occupancy and annualized base rents at Lloyd Portfolio.
Total retail rental revenue increased $0.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to new tenant leases and scheduled rent increases at Solana Beach Towne Center, Waikele Center and Del Monte Center. Additionally, there was an increase of $0.4 million in cost recoveries.
Multifamily revenue increased $1.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy. Average monthly base rent and occupancy was $2,730 and 90.8%, respectively for the three months ended June 30, 2024 compared to $2,587 and 87.7%, respectively for the three months ended June 30, 2023.
Total mixed-use rental revenue increased $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in tourism, which led to an increase in average occupancy and revenue per available room to 86.4% and $317 for the three months ended June 30, 2024, respectively, compared to 84.4% and $312 for the three months ended June 30, 2023, respectively.

Other property income. Other property income stayed flat at $5.8 million for the three months ended June 30, 2024 and three months ended June 30, 2023. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$1,674	$1,621	$53	3	$1,668	$1,615	$53	3
Retail	282	463	(181)	(39)	282	463	(181)	(39)
Multifamily	999	969	30	3	999	969	30	3
Mixed-Use	2,841	2,767	74	3	2,841	2,767	74	3
	$5,796	$5,820	$(24)	—%	$5,790	$5,814	$(24)	—%
Office other property income increased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to lease settlement fees received at Torrey Reserve Campus.
Retail other property income decreased by $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to lease termination fees received at Carmel Mountain Plaza in 2023.
Mixed-use other property income increased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in parking garage income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $0.6 million, or 1%, to $40.3 million, for the three months ended June 30, 2024 compared to $39.8 million for the three months ended June 30, 2023.
Rental Expenses. Rental expenses increased $0.8 million, or 3%, to $29.5 million for the three months ended June 30, 2024 compared to $28.7 million for the three months ended June 30, 2023. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$10,124	$9,877	$247	3	$9,771	$9,640	$131	1
Retail	4,467	4,178	289	7	4,467	4,178	289	7
Multifamily	5,141	5,000	141	3	5,141	5,000	141	3
Mixed-Use	9,773	9,656	117	1	9,773	9,656	117	1
	$29,505	$28,711	$794	3%	$29,152	$28,474	$678	2%
Office rental expense increased $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in janitorial expenses, security services and repairs and maintenance expense.
Retail rental expense increased $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in facilities services and repairs and maintenance expense.
Multifamily rental expense increased $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in insurance expense and facilities services.
Mixed-use rental expense increased $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in repairs and maintenance expense and employee related costs at the retail portion of our mixed-use property.

Real Estate Taxes. Real estate taxes decreased $0.2 million, or 2%, to $10.8 million for the three months ended June 30, 2024 compared to $11.1 million for the three months ended June 30, 2023. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$4,821	$5,017	$(196)	(4)	$4,771	$4,989	$(218)	(4)
Retail	3,353	3,377	(24)	(1)	3,353	3,377	(24)	(1)
Multifamily	1,684	1,786	(102)	(6)	1,684	1,786	(102)	(6)
Mixed-Use	985	906	79	9	985	906	79	9
	$10,843	$11,086	$(243)	(2)%	$10,793	$11,058	$(265)	(2)%
Office real estate taxes decreased $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to real estate tax refunds received at La Jolla Commons and First & Main.
Multifamily real estate taxes decreased $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due real estate tax refunds received at Pacific Ridge Apartments.
Mixed-use real estate taxes increased $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in property tax assessment.
Property Operating Income
Property operating income increased $0.6 million, or 1%, to $70.5 million for the three months ended June 30, 2024, compared to $69.9 million for the three months ended June 30, 2023. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$36,365	$37,325	$(960)	(3)	$36,762	$37,584	$(822)	(2)
Retail	18,655	18,346	309	2	18,655	18,346	309	2
Multifamily	9,566	8,407	1,159	14	9,566	8,407	1,159	14
Mixed-Use	5,956	5,846	110	2	5,956	5,846	110	2
	$70,542	$69,924	$618	1%	$70,939	$70,183	$756	1%
Total office property operating income decreased $1.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease of $0.6 million in cost recoveries, a decrease of $0.4 million in rental revenue driven by lower occupancy and annualized base rents at Lloyd Portfolio and an increase of $0.2 million in rental expenses related to janitorial expenses, security services and repairs and maintenance expense. These decreases were offset by an increase in other property income related to lease settlement fees received at Torrey Reserve Campus and lower real estate taxes due to tax refunds received at La Jolla Commons and First & Main.
Total retail property operating income increased $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher rental revenue at Solana Beach Towne Center, Waikele Center and Del Monte Center due to new tenant leases and scheduled rent increases and an increase in cost recoveries. These increases were offset by lower property income due to lease termination fees received at Carmel Mountain Plaza in 2023 and higher rental expenses attributable to facilities services and repairs and maintenance expense.
Total multifamily property operating income increased $1.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy. Average monthly base rent and occupancy was $2,730 and 90.8%, respectively, for the three months ended June 30, 2024 compared to $2,587 and 87.7%, respectively, for the three months ended June 30, 2023.
Total mixed-use property operating income increased $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increase in tourism, which led to an increase in average occupancy and revenue per available room to 86.4% and $317, respectively, for the three months ended June 30, 2024, compared to 84.4% and $312, respectively, for the three months ended June 30, 2023. There was also an increase in parking income at the retail portion of our mixed-use property. These increases were offset by higher real estate taxes due to an increase in property tax assessment.

Other
General and Administrative. General and administrative expenses increased $0.1 million, or 1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to higher employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits, offset by lower stock-based compensation expense, attributable to a decrease in the number of restricted stock awards granted as part of our 2023 grant.
Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 4%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was due to new building improvements and tenant improvement assets placed into service and acceleration of assets related to a tenant vacating their space early at Torrey Reserve Campus.
Interest Expense, net. Interest expense decreased $0.1 million, or less than 1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily due to an increase in capitalized interest related to our development projects offset by higher interest on our $225 million Amended and Restated Term Loan Agreement.
Other Income, net. Other income, net increased $0.5 million, or 189%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to interest and investment income attributed to higher yield on our average cash balance during the period.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following summarizes our consolidated results of operations for the six months ended June 30, 2024 compared to our consolidated results of operations for the six months ended June 30, 2023.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2024	2023
Revenues
Rental income	$210,115	$206,611	$3,504	2%
Other property income	11,470	10,864	606	6
Total property revenues	221,585	217,475	4,110	2
Expenses
Rental expenses	59,346	56,216	3,130	6
Real estate taxes	22,089	22,718	(629)	(3)
Total property expenses	81,435	78,934	2,501	3
Total property income	140,150	138,541	1,609	1
General and administrative	(17,579)	(17,608)	29	—
Depreciation and amortization	(61,228)	(59,724)	(1,504)	3
Interest expense, net	(32,544)	(32,097)	(447)	1
Other income, net	11,118	6,951	4,167	60
Net income	39,917	36,063	3,854	11
Net income attributable to restricted shares	(391)	(379)	(12)	3
Net income attributable to unitholders in the Operating Partnership	(8,362)	(7,565)	(797)	11
Net income attributable to American Assets Trust, Inc. stockholders	$31,164	$28,119	$3,045	11%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $4.1 million, or 2%, to $221.6 million for the six months ended June 30, 2024 compared to $217.5 million for the six months ended June 30, 2023. The percentage leased was as follows for each segment as of June 30, 2024 and 2023:

	Percentage Leased(1)
	June 30,
	2024	2023
Office	86.6%	87.4%
Retail	94.5%	94.6%
Multifamily	90.0%	85.9%
Mixed-Use (2)	95.7%	94.6%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of June 30, 2024 or 2023, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of June 30, 2024 or 2023, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $3.5 million, or 2%, to $210.1 million for the six months ended June 30, 2024 compared to $206.6 million for the six months ended June 30, 2023. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$99,641	$100,290	$(649)	(1)	$99,641	$100,290	$(649)	(1)
Retail	51,976	50,750	1,226	2	51,976	50,750	1,226	2
Multifamily	30,767	28,829	1,938	7	30,767	28,829	1,938	7
Mixed-Use	27,731	26,742	989	4	27,731	26,742	989	4
	$210,115	$206,611	$3,504	2%	$210,115	$206,611	$3,504	2%

(1)For this table and tables following, the same-store portfolio excludes One Beach Street due to significant redevelopment and land held for development.
Total office rental revenue decreased $0.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease of $0.9 million in cost recoveries at La Jolla Commons and First & Main as prior year tax refunds received were passed back to tenants. This decrease was offset by higher rental revenue of $0.3 million at La Jolla Commons, Torrey Reserve Campus and Solana Crossing driven by higher annualized rents offset by lower occupancy and annualized base rents at Lloyd Portfolio.
Retail rental revenue increased $1.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent. These increases are primarily related to Carmel Mountain Plaza, Solana Beach Towne Center, Alamo Quarry Market and Del Monte Center. Additionally, there was an increase in cost recoveries of $0.5 million.
Multifamily revenue increased $1.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy. Average monthly base rent and occupancy was $2,705 and 91.6% for the six months ended June 30, 2024 compared to $2,549 and 90.3% for the six months ended June 30, 2023.
Mixed-use rental revenue increased $1.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in tourism, which led to an increase in average occupancy and revenue per available room to 88.1% and $318 for the six months ended June 30, 2024, respectively, compared to 83.2% and $307 for the six months ended June 30, 2023, respectively.
Other property income. Other property income increased $0.6 million, or 6%, to $11.5 million for the six months ended June 30, 2024 compared to $10.9 million for the six months ended June 30, 2023. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$3,351	$2,899	$452	16	$3,338	$2,892	$446	15
Retail	525	778	(253)	(33)	525	778	(253)	(33)
Multifamily	1,923	1,927	(4)	—	1,923	1,927	(4)	—
Mixed-Use	5,671	5,260	411	8	5,671	5,260	411	8
	$11,470	$10,864	$606	6%	$11,457	$10,857	$600	6%
Office other property income increased $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lease settlement fees received at Torrey Reserve Campus.
Retail other property income decreased $0.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lease termination fees received at Carmel Mountain Plaza and Solana Beach Towne Center in 2023.

Total mixed-use other property income increased $0.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income at the hotel portion of our mixed-use property and increase in parking income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $2.5 million, or 3%, to $81.4 million for the six months ended June 30, 2024, compared to $78.9 million for the six months ended June 30, 2023. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $3.1 million, or 6%, to $59.3 million for the six months ended June 30, 2024, compared to $56.2 million for the six months ended June 30, 2023. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$20,259	$19,404	$855	4	$19,654	$18,978	$676	4
Retail	9,195	8,230	965	12	9,195	8,230	965	12
Multifamily	10,291	9,745	546	6	10,291	9,745	546	6
Mixed-Use	19,601	18,837	764	4	19,601	18,837	764	4
	$59,346	$56,216	$3,130	6%	$58,741	$55,790	$2,951	5%
Office rental expenses increased $0.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in repairs and maintenance services, utilities expenses, facility services and insurance expense.
Retail rental expenses increased $1.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to $0.5 million written off in the first quarter for non-recurring costs incurred in prior periods relating to construction in progress for then-prospective construction at Waikele Center. Additionally, there was an increase in security services, insurance expense and facilities services.
Multifamily rental expenses increased $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in facilities services, insurance expense and an increase in property-level personnel compensation expenses.
Total mixed-use rental expenses increased $0.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase of $0.6 million in hotel room related expenses, employee costs and excise tax expenses at the hotel portion of our mixed-use property. There was also an increase in rental expenses of $0.2 million at the retail portion of our mixed-use property related to excise tax and employee costs.
Real Estate Taxes. Real estate tax expense remained largely unchanged at $22.1 million for both the six months ended June 30, 2024, and the six months ended June 30, 2023. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$9,678	$10,310	$(632)	(6)	$9,578	$10,233	$(655)	(6)
Retail	6,926	7,029	(103)	(1)	6,926	7,029	(103)	(1)
Multifamily	3,515	3,572	(57)	(2)	3,515	3,572	(57)	(2)
Mixed-Use	1,970	1,807	163	9	1,970	1,807	163	9
	$22,089	$22,718	$(629)	(3)%	$21,989	$22,641	$(652)	(3)%
Office real estate taxes decreased $0.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to real estate tax refunds received at La Jolla Commons and First & Main, offset by higher tax consultant fees related to these refunds.

Retail real estate taxes decreased $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a real estate tax refund received at Del Monte Center.
Multifamily real estate taxes decreased $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to tax refunds received at Pacific Ridge Apartments.
Mixed-use real estate taxes increased $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in property tax assessment.
Property Operating Income
Property operating income increased $1.6 million, or 1%, to $140.2 million for the six months ended June 30, 2024, compared to $138.5 million for the six months ended June 30, 2023. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2024	2023			2024	2023
Office	$73,055	$73,475	$(420)	(1)	$73,747	$73,971	$(224)	—
Retail	36,380	36,269	111	—	36,380	36,269	111	—
Multifamily	18,884	17,439	1,445	8	18,884	17,439	1,445	8
Mixed-Use	11,831	11,358	473	4	11,831	11,358	473	4
	$140,150	$138,541	$1,609	1%	$140,842	$139,037	$1,805	1%
Total office property operating income decreased $0.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher operating expenses related to utilities expenses, repairs and facilities services and insurance expense. Additionally, there was a decrease due to lower cost recoveries. These decreases were partially offset by higher annualized base rents at Torrey Reserve Campus, La Jolla Commons and Solana Crossing, lease settlement fees received at Torrey Reserve Campus and lower real estate taxes due to refunds received at La Jolla Commons and First & Main.
Total retail property operating income increased $0.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent and an increase in cost recoveries. These increases were partially offset by higher facilities services and insurance expense, and $0.5 million written off in the first quarter of 2024 for non-recurring costs incurred in prior periods relating to construction in progress for then-prospective construction at Waikele Center.
Total multifamily property operating income increased $1.4 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy to $2,705 and 91.6%, respectively, for the six months ended June 30, 2024 compared to $2,549 and 90.3%, respectively, for the six months ended June 30, 2023. This increase was partially offset by higher insurance expenses, facilities services and personnel compensation expenses.
Total mixed-use property operating income increased $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the Waikiki Beach Walk hotel portion of our mixed use property, which had an increase in average occupancy and revenue per available room of 88.1% and $318 for the six months ended June 30, 2024, respectively, compared to 83.2% and $307 for the six months ended June 30, 2023, respectively. This increase was partially offset by higher rental expenses related to room expenses, personnel costs, facilities expenses and excise tax expenses.
Other
General and Administrative. General and administrative expenses stayed flat at $17.6 million for the six months ended June 30, 2024 and six months ended June 30, 2023. This was primarily due to higher employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits, offset by lower legal fees and stock-based compensation expense, attributable to a decrease in the number of restricted stock awards granted as part of our 2023 grant.
Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 3%, to $61.2 million for the six months ended June 30, 2024, compared to $59.7 million for the six months ended June 30, 2023. This was due to new building improvements and tenant improvement assets placed into service in 2024 and acceleration of assets related to a tenant vacating their space early at Torrey Reserve Campus.

Interest Expense, net. Interest expense increased $0.4 million, or 1%, to $32.5 million for the six months ended June 30, 2024 compared to $32.1 million for the six months ended June 30, 2023. This increase was primarily due to higher interest on our $225 million Amended and Restated Term Loan Agreement, partially offset by an increase in capitalized interest related to our development projects.
Other Income, net. Other income, net increased $4.2 million, or 60%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily due to the net settlement payment of approximately $10.0 million received during the first quarter of 2024 relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego), compared to the net settlement payment of approximately $6.3 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property and an increase of $0.6 million in interest and investment income attributed to higher yield on our average cash balance during the period.
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

As of June 30, 2024, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2024, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. For the three months ended June 30, 2024, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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

Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2024, we held $114.9 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2024 and for the first half of 2025 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023
Cash, cash equivalents, and restricted cash were $114.9 million and $84.7 million at June 30, 2024 and 2023, respectively.
Net cash provided by operating activities increased $15.9 million to $114.1 million for the six months ended June 30, 2024 compared to $98.1 million for the six months ended June 30, 2023. The increase in cash from operations was primarily due to the net settlement received relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego), lease termination fees received which will be recognized in the third quarter of 2024, increase in rental revenue and changes in operating assets and liabilities.

Net cash used in investing activities decreased $18.7 million to $30.4 million for the six months ended June 30, 2024 compared to $49.1 million for the six months ended June 30, 2023. The decrease in cash used was primarily due to the decrease in capital expenditures at La Jolla Commons III and One Beach Street as these projects have completed construction.
Net cash used in financing activities increased $37.7 million to $51.6 million for the six months ended June 30, 2024 compared to cash used in financing activities of $13.9 million for the six months ended June 30, 2023. The increase in cash used in financing activities was primarily due to the term loan agreement that was amended and restated in 2023, among other things, to increase the fully drawn borrowings from $150 million to $225 million. This was partially offset by the repayment of the outstanding balance on the revolving line of credit.
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

The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2024 and 2023 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net operating income	$70,542	$69,924	$140,150	$138,541
General and administrative	(8,737)	(8,609)	(17,579)	(17,608)
Depreciation and amortization	(31,011)	(29,823)	(61,228)	(59,724)
Interest expense, net	(16,289)	(16,368)	(32,544)	(32,097)
Other income, net	789	273	11,118	6,951
Net income	$15,294	$15,397	$39,917	$36,063

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
The following table sets forth a reconciliation of our net income for the three and six months ended June 30, 2024 to FFO, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Funds from Operations (FFO)
Net income	$15,294	$39,917
Plus: Real estate depreciation and amortization	31,011	61,228
Funds from operations	46,305	101,145
Less: Nonforfeitable dividends on incentive restricted stock awards	(192)	(384)
FFO attributable to common stock and units	$46,113	$100,761
FFO per diluted share/unit	$0.60	$1.32
Weighted average number of common shares and units, diluted (1)	76,495,008	76,493,569
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through February 2031) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2024, we had $1.4 billion of fixed rate debt outstanding with an estimated fair value of $1.3 billion. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. If interest rates at June 30, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $31.9 million. If interest rates at June 30, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $53.3 million. Additionally, we consider $325.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of June 30, 2024 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At June 30, 2024, we had $325.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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

American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2024, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2024, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	August 2, 2024	Date:	August 2, 2024