Form 10-Q
period 2024-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2024-11-01
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

American Assets Trust, Inc. had 60,901,583 shares of common stock, par value $0.01 per share, outstanding as of November 1, 2024.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2024 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2024, American Assets Trust, Inc. owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,564,563	$3,502,251
Construction in progress	205,692	239,030
Held for development	487	487
	3,770,742	3,741,768
Accumulated depreciation	(1,098,477)	(1,036,453)
Real estate, net	2,672,265	2,705,315
Cash and cash equivalents	533,004	82,888
Accounts receivable, net	8,809	7,624
Deferred rent receivables, net	89,772	89,210
Other assets, net	92,468	99,644
TOTAL ASSETS	$3,396,318	$2,984,681
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,736	$74,669
Unsecured notes payable, net	2,034,843	1,614,958
Accounts payable and accrued expenses	74,067	61,312
Security deposits payable	9,111	8,880
Other liabilities and deferred credits, net	65,600	71,187
Total liabilities	2,258,357	1,831,006
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 60,901,583 and 60,895,786 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	609	609
Additional paid-in capital	1,474,554	1,469,206
Accumulated dividends in excess of net income	(293,037)	(280,239)
Accumulated other comprehensive income	4,475	8,282
Total American Assets Trust, Inc. stockholders’ equity	1,186,601	1,197,858
Noncontrolling interests	(48,640)	(44,183)
Total equity	1,137,961	1,153,675
TOTAL LIABILITIES AND EQUITY	$3,396,318	$2,984,681
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Rental income	$105,549	$105,494	$315,664	$312,105
Other property income	17,261	5,704	28,731	16,568
Total revenue	122,810	111,198	344,395	328,673
EXPENSES:
Rental expenses	31,361	29,912	90,707	86,128
Real estate taxes	11,044	11,399	33,133	34,117
General and administrative	9,068	8,880	26,647	26,488
Depreciation and amortization	33,529	29,868	94,757	89,592
Total operating expenses	85,002	80,059	245,244	236,325
OPERATING INCOME	37,808	31,139	99,151	92,348
Interest expense, net	(18,229)	(16,325)	(50,773)	(48,422)
Other income, net	1,739	321	12,857	7,272
NET INCOME	21,318	15,135	61,235	51,198
Net income attributable to restricted shares	(194)	(189)	(585)	(568)
Net income attributable to unitholders in the Operating Partnership	(4,467)	(3,168)	(12,829)	(10,733)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$16,657	$11,778	$47,821	$39,897

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.28	$0.20	$0.79	$0.66
Weighted average shares of common stock outstanding - basic	60,320,269	60,150,681	60,314,377	60,147,189

Earnings per common share, diluted	$0.28	$0.20	$0.79	$0.66
Weighted average shares of common stock outstanding - diluted	76,501,806	76,332,218	76,495,914	76,328,726

DIVIDENDS DECLARED PER COMMON SHARE	$0.335	$0.330	$1.005	$0.990

COMPREHENSIVE INCOME
Net income	$21,318	$15,135	$61,235	$51,198
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(3,733)	768	(3,191)	2,859
Other comprehensive income - unrealized (loss) on treasury locks during the period	(1,345)	—	(1,345)	—
Reclassification of amortization of forward-starting swap included in interest expense	(98)	(99)	(295)	(1,051)
Comprehensive income	16,142	15,804	56,404	53,006
Comprehensive income attributable to non-controlling interests	(3,373)	(3,310)	(11,805)	(11,114)
Comprehensive income attributable to American Assets Trust, Inc.	$12,769	$12,494	$44,599	$41,892
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2023	60,895,786	$609	$1,469,206	$(280,239)	$8,282	$(44,183)	$1,153,675
Net income	—	—	—	19,456	—	5,167	24,623
Forfeiture of restricted stock	(1,295)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,400)	—	(5,421)	(25,821)
Stock-based compensation	—	—	1,617	—	—	—	1,617
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	1,100	292	1,392
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(20)	(98)
Balance at March 31, 2024	60,894,491	$609	$1,470,823	$(281,183)	$9,304	$(44,165)	$1,155,388
Net income	—	—	—	12,099	—	3,195	15,294
Issuance of restricted stock	9,180	—	—	—	—	—	—
Forfeiture of restricted stock	(2,088)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,402)	—	(5,421)	(25,823)
Stock-based compensation	—	—	1,746	—	—	—	1,746
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(669)	(181)	(850)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(21)	(99)
Balance at June 30, 2024	60,901,583	$609	$1,472,569	$(289,486)	$8,557	$(46,593)	$1,145,656
Net income	—	—	—	16,851	—	4,467	21,318
Dividends declared and paid	—	—	—	(20,402)	—	(5,420)	(25,822)
Stock-based compensation	—	—	1,985	—	—	—	1,985
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,944)	(789)	(3,733)
Other comprehensive loss - unrealized loss on treasury locks	—	—	—	—	(1,061)	(284)	(1,345)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(77)	(21)	(98)
Balance at September 30, 2024	60,901,583	$609	$1,474,554	$(293,037)	$4,475	$(48,640)	$1,137,961

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2022	60,718,653	$607	$1,461,201	$(251,167)	$10,624	$(35,740)	$1,185,525
Net income	—	—	—	16,325	—	4,341	20,666
Forfeiture of restricted stock	(818)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,037)	—	(5,340)	(25,377)
Stock-based compensation	—	—	2,035		—	—	2,035
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,786)	(483)	(2,269)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(673)	(181)	(854)
Balance at March 31, 2023	60,717,835	$607	$1,463,236	$(254,879)	$8,165	$(37,403)	$1,179,726
Net income	—	—	—	12,173	—	3,224	15,397
Forfeiture of restricted stock	(3,553)	—	—	—	—	—	—
Issuance of restricted stock	10,348	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,039)	—	(5,340)	(25,379)
Stock-based compensation	—	—	2,110	—	—	—	2,110
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	3,436	924	4,360
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(77)	(21)	(98)
Balance at June 30, 2023	60,724,630	$607	$1,465,346	$(262,745)	$11,524	$(38,616)	$1,176,116
Net income	—	—	—	11,967	—	3,168	15,135
Dividends declared and paid	—	—	—	(20,039)	—	(5,340)	(25,379)
Stock-based compensation	—	—	2,109	—	—	—	2,109
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	605	163	768
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(21)	(99)
Balance at September 30, 2023	60,724,630	$607	$1,467,455	$(270,817)	$12,051	$(40,646)	$1,168,650

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$61,235	$51,198
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,329)	(6,167)
Depreciation and amortization	94,757	89,592
Amortization of debt issuance costs and debt discounts	2,558	2,553
Provision for uncollectible rental income	1,095	1,088
Stock-based compensation expense	5,348	6,254
Settlement of treasury locks	(1,345)	—
Other noncash interest expense, net	(295)	(1,051)
Other, net	1,305	(588)
Changes in operating assets and liabilities
Change in accounts receivable	(1,659)	(847)
Change in other assets	(2,584)	(2,062)
Change in accounts payable and accrued expenses	10,881	9,126
Change in security deposits payable	230	252
Change in other liabilities and deferred credits	267	557
Net cash provided by operating activities	166,464	149,905
INVESTING ACTIVITIES
Capital expenditures	(51,051)	(64,229)
Leasing commissions	(5,712)	(5,999)
Net cash used in investing activities	(56,763)	(70,228)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	—	225,000
Repayment of unsecured term loan	—	(150,000)
Proceeds from unsecured line of credit	100,000	—
Repayment of unsecured line of credit	(100,000)	(36,000)
Proceeds from unsecured notes payable	523,273	—
Repayment of unsecured notes payable	(100,000)	—
Debt issuance costs	(5,392)	(2,145)
Dividends paid to common stock and unitholders	(77,466)	(76,135)
Net cash provided by (used in) financing activities	340,415	(39,280)
Net increase in cash and cash equivalents	450,116	40,397
Cash and cash equivalents, beginning of period	82,888	49,571
Cash and cash equivalents, end of period	$533,004	$89,968

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,564,563	$3,502,251
Construction in progress	205,692	239,030
Held for development	487	487
	3,770,742	3,741,768
Accumulated depreciation	(1,098,477)	(1,036,453)
Real estate, net	2,672,265	2,705,315
Cash and cash equivalents	533,004	82,888
Accounts receivable, net	8,809	7,624
Deferred rent receivables, net	89,772	89,210
Other assets, net	92,468	99,644
TOTAL ASSETS	$3,396,318	$2,984,681
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,736	$74,669
Unsecured notes payable, net	2,034,843	1,614,958
Accounts payable and accrued expenses	74,067	61,312
Security deposits payable	9,111	8,880
Other liabilities and deferred credits, net	65,600	71,187
Total liabilities	2,258,357	1,831,006
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	(50,369)	(46,936)
General partner's capital, 60,901,583 and 60,895,786 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,182,126	1,189,576
Accumulated other comprehensive income	6,204	11,035
Total capital	1,137,961	1,153,675
TOTAL LIABILITIES AND CAPITAL	$3,396,318	$2,984,681

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Rental income	$105,549	$105,494	$315,664	$312,105
Other property income	17,261	5,704	28,731	16,568
Total revenue	122,810	111,198	344,395	328,673
EXPENSES:
Rental expenses	31,361	29,912	90,707	86,128
Real estate taxes	11,044	11,399	33,133	34,117
General and administrative	9,068	8,880	26,647	26,488
Depreciation and amortization	33,529	29,868	94,757	89,592
Total operating expenses	85,002	80,059	245,244	236,325
OPERATING INCOME	37,808	31,139	99,151	92,348
Interest expense, net	(18,229)	(16,325)	(50,773)	(48,422)
Other income, net	1,739	321	12,857	7,272
NET INCOME	21,318	15,135	61,235	51,198
Net income attributable to restricted shares	(194)	(189)	(585)	(568)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$21,124	$14,946	$60,650	$50,630

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.28	$0.20	$0.79	$0.66
Weighted average units outstanding - basic	76,501,806	76,332,218	76,495,914	76,328,726

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.28	$0.20	$0.79	$0.66
Weighted average units outstanding - diluted	76,501,806	76,332,218	76,495,914	76,328,726

DISTRIBUTIONS PER UNIT	$0.335	$0.330	$1.005	$0.990

COMPREHENSIVE INCOME
Net income	$21,318	$15,135	$61,235	$51,198
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(3,733)	768	(3,191)	2,859
Other comprehensive income - unrealized (loss) on treasury locks during the period	(1,345)	—	(1,345)	—
Reclassification of amortization of forward-starting swap included in interest expense	(98)	(99)	(295)	(1,051)
Comprehensive income	16,142	15,804	56,404	53,006
Comprehensive income attributable to Limited Partners	(3,373)	(3,310)	(11,805)	(11,114)
Comprehensive income attributable to General Partner	$12,769	$12,494	$44,599	$41,892

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2023	16,181,537	$(46,936)	60,895,786	$1,189,576	$11,035	$1,153,675
Net income	—	5,167	—	19,456	—	24,623
Forfeiture of restricted units	—	—	(1,295)	—	—	—
Distributions	—	(5,421)	—	(20,400)	—	(25,821)
Stock-based compensation	—	—	—	1,617	—	1,617
Other comprehensive income - change in value of interest rate swap	—	—	—	—	1,392	1,392
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at March 31, 2024	16,181,537	$(47,190)	60,894,491	$1,190,249	$12,329	$1,155,388
Net income	—	3,195	—	12,099	—	15,294
Issuance of restricted units	—	—	9,180	—	—	—
Forfeiture of restricted units	—	—	(2,088)	—	—	—
Distributions	—	(5,421)	—	(20,402)	—	(25,823)
Stock-based compensation	—	—	—	1,746	—	1,746
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(850)	(850)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(99)	(99)
Balance at June 30, 2024	16,181,537	$(49,416)	60,901,583	$1,183,692	$11,380	$1,145,656
Net income	—	4,467	—	16,851	—	21,318
Distributions	—	(5,420)	—	(20,402)	—	(25,822)
Stock-based compensation	—	—	—	1,985	—	1,985
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(3,733)	(3,733)
Other comprehensive income - unrealized loss on treasury locks	—	—	—	—	(1,345)	(1,345)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at September 30, 2024	16,181,537	$(50,369)	60,901,583	$1,182,126	$6,204	$1,137,961

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2022	16,181,537	$(39,127)	60,718,653	$1,210,641	$14,011	$1,185,525
Net income	—	4,341	—	16,325	—	20,666
Forfeiture of restricted units	—	—	(818)	—	—	—
Distributions	—	(5,340)	—	(20,037)	—	(25,377)
Stock-based compensation	—	—	—	2,035	—	2,035
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(2,269)	(2,269)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(854)	(854)
Balance at March 31, 2023	16,181,537	$(40,126)	60,717,835	$1,208,964	$10,888	$1,179,726
Net income	—	3,224	—	12,173	—	15,397
Issuance of restricted units	—	—	10,348	—	—	—
Forfeiture of restricted units	—	—	(3,553)	—	—	—
Distributions	—	(5,340)	—	(20,039)	—	(25,379)
Stock-based compensation	—	—	—	2,110	—	2,110
Other comprehensive income - change in value of interest rate swap	—	—	—	—	4,360	4,360
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at June 30, 2023	16,181,537	$(42,242)	60,724,630	$1,203,208	$15,150	$1,176,116
Net income	—	3,168	—	11,967	—	15,135
Forfeiture of restricted units	—	—	—	—	—	—
Distributions	—	(5,340)	—	(20,039)	—	(25,379)
Stock-based compensation	—	—	—	2,109	—	2,109
Other comprehensive income - change in value of interest rate swap	—	—	—	—	768	768
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(99)	(99)
Balance at September 30, 2023	16,181,537	$(44,414)	60,724,630	$1,197,245	$15,819	$1,168,650

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$61,235	$51,198
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,329)	(6,167)
Depreciation and amortization	94,757	89,592
Amortization of debt issuance costs and debt discounts	2,558	2,553
Provision for uncollectible rental income	1,095	1,088
Stock-based compensation expense	5,348	6,254
Settlement of treasury locks	(1,345)	—
Other noncash interest expense, net	(295)	(1,051)
Other, net	1,305	(588)
Changes in operating assets and liabilities
Change in accounts receivable	(1,659)	(847)
Change in other assets	(2,584)	(2,062)
Change in accounts payable and accrued expenses	10,881	9,126
Change in security deposits payable	230	252
Change in other liabilities and deferred credits	267	557
Net cash provided by operating activities	166,464	149,905
INVESTING ACTIVITIES
Capital expenditures	(51,051)	(64,229)
Leasing commissions	(5,712)	(5,999)
Net cash used in investing activities	(56,763)	(70,228)
FINANCING ACTIVITIES
Proceeds from unsecured term loan	—	225,000
Repayment of unsecured term loan	—	(150,000)
Proceeds from unsecured line of credit	100,000	—
Repayment of unsecured line of credit	(100,000)	(36,000)
Proceeds from unsecured notes payable	523,273	—
Repayment of unsecured notes payable	(100,000)	—
Debt issuance costs	(5,392)	(2,145)
Distributions	(77,466)	(76,135)
Net cash provided by (used in) financing activities	340,415	(39,280)
Net increase in cash and cash equivalents	450,116	40,397
Cash and cash equivalents, beginning of period	82,888	49,571
Cash and cash equivalents, end of period	$533,004	$89,968

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
As of September 30, 2024, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2024, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2024
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Total interest costs incurred	$56,681	$54,167
Interest capitalized	$5,908	$5,745
Interest expense, net	$50,773	$48,422
Cash paid for interest, net of amounts capitalized	$54,047	$51,976
Cash paid for income taxes	$1,035	$1,122
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$17,081	$17,040
Accrued leasing commissions	$2,622	$2,086

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies during the nine months ended September 30, 2024.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at September 30, 2024 and December 31, 2023 was approximately $1.6 million and $1.4 million, respectively.
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
September 30, 2024
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
In-place leases	$50,077	$51,575
Accumulated amortization	(34,943)	(32,977)
Above market leases	432	1,724
Accumulated amortization	(394)	(1,658)
Acquired lease intangible assets, net	$15,172	$18,664
Below market leases	$48,732	$50,624
Accumulated accretion	(34,302)	(34,087)
Acquired lease intangible liabilities, net	$14,430	$16,537

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,847	$—	$2,847	$—	$2,627	$—	$2,627
Interest rate swap asset	$—	$4,773	$—	$4,773	$—	$7,963	$—	$7,963
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 5.2% to 5.6%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying values of our term loans set forth below are deemed to be at fair value since the outstanding debt is directly tied to the monthly Secured Overnight Financing Rate (“SOFR”). A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,736	$75,405	$74,669	$74,804
Unsecured term loans, net	$324,362	$325,000	$323,491	$325,000
Unsecured senior guaranteed notes, net	$699,073	$680,206	$798,772	$770,998
Senior notes, net	$1,011,408	$969,628	$492,694	$405,860

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2024 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$2,168
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$2,171
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$373
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$61
Prior to the issuance of the 6.150% Senior Notes, the Operating Partnership entered into a treasury lock contract on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. As a result of the loss on these treasury lock contracts and the debt discount, the effective rate on our 6.150% Senior Notes is 6.209% per annum. The treasury lock contracts have been deemed to be highly effective cash flow hedges and have been designated as accounting hedges. Any gains or losses incurred upon the settlement of these treasury lock contracts are included in accumulated other comprehensive income and are amortized to interest expense over the life of the 6.150% Senior Notes.
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate the cash flow hedges in place will reduce interest expense by approximately $0.9 million.
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
NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasing commissions, net of accumulated amortization of $51,815 and $47,978, respectively	$36,581	$36,721
Interest rate swap asset	4,773	7,963
Acquired above market leases, net	38	66
Acquired in-place leases, net	15,134	18,598
Lease incentives, net of accumulated amortization of $1,144 and $1,205, respectively	2,057	1,232
Other intangible assets, net of accumulated amortization of $2,004 and $1,813, respectively	1,647	1,809
Debt issuance costs, net of accumulated amortization of $1,782 and $1,296, respectively	809	1,295
Right-of-use lease asset, net	19,630	21,503
Prepaid expenses and other	11,799	10,457
Total other assets	$92,468	$99,644

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Acquired below market leases, net	$14,430	$16,537
Prepaid rent and deferred revenue	17,994	17,261
Deferred compensation	2,847	2,627
Deferred tax liability	784	784
Straight-line rent liability	8,183	10,666
Lease liability	21,313	23,254
Other liabilities	49	58
Total other liabilities and deferred credits, net	$65,600	$71,187
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) senior notes, (ii) senior guaranteed notes, (iii) third amended and restated credit facility, and (iv) amended and restated term loan agreement, each discussed below.
Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of September 30, 2024 and December 31, 2023 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2024	December 31, 2023	as of September 30, 2024
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $610 and $542, respectively	(264)	(331)
Total Secured Notes Payable Outstanding	$74,736	$74,669

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of September 30, 2024, the Operating Partnership was in compliance with these financial covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2024 and December 31, 2023 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2024	December 31, 2023	as of September 30, 2024
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	150,000	150,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	75,000	75,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series F (4)	—	100,000	3.78%	(4)	July 19, 2024
Senior Guaranteed Notes, Series B	100,000	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	—	6.15%	(8)	October 1, 2034
	2,050,000	1,625,000
Debt discount and issuance costs, net of accumulated amortization of $8,981 and $7,259, respectively	(15,157)	(10,042)
Total Unsecured Notes Payable	$2,034,843	$1,614,958

(1)The Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.7% through its maturity date, subject to adjustments based on our consolidated leverage ratio.
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
(8)The Operating Partnership entered into a treasury lock contract on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 6.209% per annum.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

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

On September 17, 2024, the Operating Partnership issued $525 million of senior unsecured notes (the “6.150% Senior Notes”) that mature October 1, 2034, and bear interest at 6.150% per annum. The 6.150% Senior Notes were priced at 99.671% of the principal amount with a yield to maturity of 6.194%. The net proceeds of the 6.150% Senior Notes, after the issuance discount, underwriting fees, and other costs, were approximately $518.2 million, and were initially used to repay the $100 million then outstanding balance under our Revolver Loan on September 19, 2024. We expect the remaining net proceeds to be primarily used for repayment of our Series B Notes and Series C Notes (as defined below), in each case at or prior to maturity, and for working capital and for general corporate purposes.

Prior to the issuance of the 6.150% Senior Notes, the Operating Partnership entered into a treasury lock contract on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. As a result of the loss on these treasury lock contracts and the debt discount, the effective rate on our 6.150% Senior Notes is 6.209% per annum. The treasury lock contracts have been deemed to be highly effective cash flow hedges and have been designated as accounting hedges. Any gains or losses incurred upon the settlement of these treasury lock contracts are included in accumulated other comprehensive income and are amortized to interest expense over the life of the 6.150% Senior Notes.
The 3.375% Senior Notes and the 6.150% Senior Notes include a number of customary financial covenants, including:
•A maximum aggregate debt ratio of 60%,
•A minimum debt service ratio of 1.5x,
•A maximum secured debt ratio of 40%,
•A minimum maintenance of total unencumbered assets of 150%.
As of September 30, 2024, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.15% Senior Notes covenants.

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
September 30, 2024
(Unaudited)

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of September 30, 2024, the Operating Partnership was in compliance with all loan covenants.

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. Term Loan A matures on January 5, 2027, with no further extension options. As of September 30, 2024, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $0.81 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the nine months ended September 30, 2024, the weighted average interest rate on the Revolver Loan was 6.52%. On July 18, 2024, we borrowed $100 million on our Revolver Loan to repay the entirety of our Series F Notes upon their maturity on July 19, 2024. With the proceeds of our 6.15% Senior Notes, we repaid in full the $100 million outstanding balance on our Revolver Loan on September 19, 2024.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

Borrowings under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable SOFR, plus the applicable SOFR Adjustment and a spread which ranges from (a) 1.05% to 1.50% (with respect to the Revolver Loan) and (b) 1.20% to 1.70% (with respect to Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.10% to 0.50% (with respect to the Revolver Loan) and (ii) 0.20% to 0.70% (with respect to Term Loan A), in each case based on our consolidated leverage ratio. On January 14, 2022, the Operating Partnership entered into an interest rate swap agreement intended to fix the interest rate associated with the Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio.
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
As of September 30, 2024, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

Amended and Restated Term Loan Agreement
On January 5, 2023, we entered into the amended and restated term loan agreement (the “Amended and Restated Term Loan Agreement”), which amended and restated our then-existing term loan agreement. The Amended and Restated Term Loan Agreement provides to the Operating Partnership a term loan of $150 million (“Term Loan B”) and a term loan of $75 million (“Term Loan C”), each maturing on January 5, 2025, with one, twelve-month extension option, subject to certain conditions. As of September 30, 2024, the entirety of the principal amounts of Term Loan B and Term Loan C were outstanding.
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
September 30, 2024
(Unaudited)

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
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.2% of the ownership interests in our Operating Partnership at September 30, 2024. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2024, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended September 30, 2024 and 2023 does not include the weighted average of 581,314 and 573,949 unvested outstanding Operating Partnership units, respectively, and for the nine months ended September 30, 2024 and 2023 does not include the weighted average of 583,247 and 573,070 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the nine months ended September 30, 2024, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2024, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of September 30, 2024, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2024:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2024	$0.335	January 1, 2024 to March 31, 2024	March 21, 2024
Second Quarter 2024	$0.335	April 1, 2024 to June 30, 2024	June 20, 2024
Third Quarter 2024	$0.335	July 1, 2024 to September 30, 2024	September 19, 2024
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	585,865	$17.95
Granted	9,180	21.79
Vested	(10,348)	19.33
Forfeited	(3,383)	16.80
Nonvested at September 30, 2024	581,314	$17.65
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.0 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $4.7 million at September 30, 2024.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 581,314 and 573,949 for the three months ended September 30, 2024 and 2023, respectively, and 583,247 and 573,070 for the nine months ended September 30, 2024 and 2023, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2024 and 2023, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NUMERATOR
Net income	$21,318	$15,135	$61,235	$51,198
Less: Net income attributable to restricted shares	(194)	(189)	(585)	(568)
Less: Income from operations attributable to unitholders in the Operating Partnership	(4,467)	(3,168)	(12,829)	(10,733)
Net income attributable to common stockholders—basic	$16,657	$11,778	$47,821	$39,897
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$16,657	$11,778	$47,821	$39,897
Plus: Income from operations attributable to unitholders in the Operating Partnership	4,467	3,168	12,829	10,733
Net income attributable to common stockholders—diluted	$21,124	$14,946	$60,650	$50,630
DENOMINATOR
Weighted average common shares outstanding—basic	60,320,269	60,150,681	60,314,377	60,147,189
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,501,806	76,332,218	76,495,914	76,328,726

Earnings per common share, basic	$0.28	$0.20	$0.79	$0.66
Earnings per common share, diluted	$0.28	$0.20	$0.79	$0.66

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
A deferred tax asset is included in our consolidated balance sheets of $0.8 million and $0.9 million, and a deferred tax liability is included in our consolidated balance sheets of $0.8 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively, in relation to real estate asset basis differences of property subject to state taxes based on income and certain prepaid expenses of our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2024, we recorded income tax expense of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2023, we recorded income tax expense of $0.3 million and $0.8 million, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $8.1 million based on operating performance through September 30, 2024.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 47.6% of total revenues for the nine months ended September 30, 2024. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 23.3% of total revenues for the nine months ended September 30, 2024. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the nine months ended September 30, 2024 and 2023, no tenant accounted for more than 10% of our total rental revenue.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

As of September 30, 2024, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2024 (three months ending December 31, 2024)	$57,370
2025	252,268
2026	240,732
2027	212,770
2028	165,991
Thereafter	283,059
Total	$1,212,190

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
As of September 30, 2024, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2024 (three months ending December 31, 2024)	$870
2025	3,531
2026	3,584
2027	3,584
2028	3,584
Thereafter	8,959
Total lease payments	24,112
Imputed interest	(2,799)
Present value of lease liability	$21,313

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$970	$932	$2,756	$2,786
Sublease income	(880)	(978)	(2,558)	(2,648)
Total lease cost (income)	$90	$(46)	$198	$138

Weighted-average remaining lease term - operating leases (in years)			6.8
Weighted-average discount rate - operating leases			3.19%
Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,559	$2,484

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease rental income
Office	$48,310	$50,212	$147,282	$149,807
Retail	25,856	24,766	76,288	74,151
Multifamily	15,225	14,106	45,810	42,769
Mixed-use	3,219	2,955	9,320	8,929
Percentage rent	845	905	2,186	2,065
Hotel revenue	11,446	11,893	32,818	32,402
Other	648	657	1,960	1,982
Total rental income	$105,549	$105,494	$315,664	$312,105
Lease rental income includes $0.4 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.6 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental operating	$14,355	$13,428	$41,522	$38,779
Hotel operating	7,799	7,675	22,553	21,935
Repairs and maintenance	5,974	5,652	16,805	16,298
Marketing	504	491	2,144	1,568
Rent	925	885	2,619	2,651
Hawaii excise tax	1,164	1,147	3,239	3,134
Management fees	640	634	1,825	1,763
Total rental expenses	$31,361	$29,912	$90,707	$86,128

NOTE 14. OTHER INCOME, NET
The principal components of other income, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and investment income	$1,972	$614	$3,551	$1,507
Income tax expense	(235)	(293)	(696)	(750)
Other non-operating income	2	—	10,002	6,515
Total other income, net	$1,739	$321	$12,857	$7,272

NOTE 15. RELATED PARTY TRANSACTIONS

During the third quarter of 2020, we entered into a lease with American Assets, Inc. ("AAI"), an entity owned and controlled by Ernest Rady, our Chief Executive Officer and Chairman of the Board, for office space at Torrey Point to replace a previously existing lease with AAI at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI lease of $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the nine months ended September 30, 2024 and 2023, we incurred approximately $0.1 million and $0.1 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income or capitalized as debt financing costs, if applicable, in accordance with accounting principals.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.8 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively, are included in rental expenses on the consolidated statements of comprehensive income.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Office
Property revenue	$61,058	$51,948	$164,050	$155,137
Property expense	(15,514)	(15,361)	(45,451)	(45,075)
Segment profit	45,544	36,587	118,599	110,062
Total Retail
Property revenue	27,695	26,143	80,196	77,671
Property expense	(7,888)	(7,504)	(24,009)	(22,763)
Segment profit	19,807	18,639	56,187	54,908
Total Multifamily
Property revenue	16,330	15,152	49,020	45,908
Property expense	(7,523)	(7,262)	(21,329)	(20,579)
Segment profit	8,807	7,890	27,691	25,329
Total Mixed-Use
Property revenue	17,727	17,955	51,129	49,957
Property expense	(11,480)	(11,184)	(33,051)	(31,828)
Segment profit	6,247	6,771	18,078	18,129
Total segments’ profit	$80,405	$69,887	$220,555	$208,428

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2024
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segments’ profit	$80,405	$69,887	$220,555	$208,428
General and administrative	(9,068)	(8,880)	(26,647)	(26,488)
Depreciation and amortization	(33,529)	(29,868)	(94,757)	(89,592)
Interest expense, net	(18,229)	(16,325)	(50,773)	(48,422)
Other income (expense), net	1,739	321	12,857	7,272
Net income	21,318	15,135	61,235	51,198
Net income attributable to restricted shares	(194)	(189)	(585)	(568)
Net income attributable to unitholders in the Operating Partnership	(4,467)	(3,168)	(12,829)	(10,733)
Net income attributable to American Assets Trust, Inc. stockholders	$16,657	$11,778	$47,821	$39,897
The following table shows net real estate and secured note payable balances for each of the segments (in thousands):

	September 30, 2024	December 31, 2023
Net Real Estate
Office	$1,601,961	$1,614,323
Retail	554,196	563,532
Multifamily	353,914	361,233
Mixed-Use	162,194	166,227
	$2,672,265	$2,705,315
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes debt issuance costs of $0.3 million and $0.3 million for each of the periods ended September 30, 2024 and December 31, 2023, respectively.
Capital expenditures for each segment for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital Expenditures (1)
Office	$20,261	$16,105	$41,930	$56,642
Retail	4,267	1,628	9,651	5,798
Multifamily	1,582	1,977	4,260	4,506
Mixed-Use	229	1,432	922	3,282
	$26,339	$21,142	$56,763	$70,228

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of September 30, 2024, our portfolio was comprised of twelve retail shopping centers; twelve office properties; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of September 30, 2024, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.8% of our Operating Partnership as of September 30, 2024. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store and redevelopment same-store composition for the three and nine months ended September 30, 2024 and 2023. Bel-Spring 520 is classified as a same-store property when compared to the designation for the nine months ended September 30, 2023, because the property was acquired on March 8, 2022. The 710 building within the Lloyd Portfolio is classified as same-store property when compared to the designation for the three and nine months ended September 30, 2023, because the property has been in operation for a full year since it was placed in service in November of 2022. One Beach Street continues to be identified as a same-store redevelopment property due to significant redevelopment activity. Additionally, this property was placed into operations on August 1, 2024, approximately one year after completing renovations.

Retail same-store net operating income increased approximately 2.3% for the nine months ended September 30, 2024 compared to the same period in 2023. Office same-store net operating income increased 8.1% for the nine months ended September 30, 2024 compared to the same period in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Same-Store	30	30	30	29
Non-Same-Store	1	1	1	2
Total Properties	31	31	31	31

Redevelopment Same-Store	31	31	31	30

Total Development Properties	3	3	3	3

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

During the three months ended September 30, 2024, we signed 14 office leases for a total of 105,746 square feet of office space including 57,935 square feet of comparable renewal office space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash basis and increase on a GAAP basis of 7.8% and 16.4%, respectively. New office leases for comparable spaces were signed for 16,671 square feet at an average rental rate increase on a cash and GAAP basis of 18.3% and 15.7%, respectively. Renewals for comparable office spaces were signed for 41,264 square feet at an average rental rate increase on a cash basis and GAAP basis of 3.8% and 16.7%, respectively. Tenant improvements and incentives were $62.04 per square foot of office space for comparable new leases for the three months ended September 30, 2024, mainly due to new tenants at Torrey Reserve Campus and City Center Bellevue.

During the three months ended September 30, 2024, we signed 23 retail leases for a total of 133,499 square feet of retail space including 125,308 square feet of comparable renewal retail space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 4.4% and 18.7%, respectively. New retail leases for comparable spaces were signed for 505 square feet at an average rental rate decrease on a cash basis of 1.0% and increase on a GAAP basis of 5%. Renewals for comparable retail spaces were signed for 124,803 square feet at an average rental rate increase on a cash and GAAP basis of 4.5% and 18.8%, respectively. There were no tenant improvements or incentives on retail space for comparable new leases during the three months ended September 30, 2024.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $4.6 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively, and $12.9 million and $19.9 million for the nine months ended September 30, 2024 and 2023, respectively.

We capitalized external and internal costs related to other property improvements combined of $15.0 million and $15.0 million for the three months ended September 30, 2024 and 2023, respectively, and $39.1 million and $40.6 million for the nine months ended September 30, 2024 and 2023, respectively
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $1.7 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $5.9 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023
The following summarizes our consolidated results of operations for the three months ended September 30, 2024 compared to our consolidated results of operations for the three months ended September 30, 2023. As of September 30, 2024 and September 30, 2023, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2024 and September 30, 2023, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2024	2023
Revenues
Rental income	$105,549	$105,494	$55	—%
Other property income	17,261	5,704	11,557	203
Total property revenues	122,810	111,198	11,612	10
Expenses
Rental expenses	31,361	29,912	1,449	5
Real estate taxes	11,044	11,399	(355)	(3)
Total property expenses	42,405	41,311	1,094	3
Total property income	80,405	69,887	10,518	15
General and administrative	(9,068)	(8,880)	(188)	2
Depreciation and amortization	(33,529)	(29,868)	(3,661)	12
Interest expense, net	(18,229)	(16,325)	(1,904)	12
Other income, net	1,739	321	1,418	442
Net income	21,318	15,135	6,183	41
Net income attributable to restricted shares	(194)	(189)	(5)	3
Net income attributable to unitholders in the Operating Partnership	(4,467)	(3,168)	(1,299)	41
Net income attributable to American Assets Trust, Inc. stockholders	$16,657	$11,778	$4,879	41%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $11.6 million to $122.8 million for the three months ended September 30, 2024 compared to $111.2 million for the three months ended September 30, 2023. The percentage leased was as follows for each segment as of September 30, 2024 and 2023:

	Percentage Leased(1)
	September 30,
	2024	2023
Office	87.0%	86.8%
Retail	94.5%	94.4%
Multifamily	90.3%	89.5%
Mixed-Use (2)	96.3%	95.1%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of September 30, 2024 or 2023, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of September 30, 2024 or 2023, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue stayed flat at $105.5 million for the three months ended September 30, 2024 and September 30, 2023. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$48,642	$50,542	$(1,900)	(4)	$48,642	$50,542	$(1,900)	(4)
Retail	26,810	25,748	1,062	4	26,810	25,748	1,062	4
Multifamily	15,289	14,179	1,110	8	15,289	14,179	1,110	8
Mixed-Use	14,808	15,025	(217)	(1)	14,808	15,025	(217)	(1)
	$105,549	$105,494	$55	—%	$105,549	$105,494	$55	—%

(1)For this table and tables following, the same-store portfolio excludes One Beach Street due to significant redevelopment and land held for development.
Total office rental revenue decreased $1.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease of $1.2 million in rental revenue driven by lower occupancy and annualized base rents at Lloyd Portfolio, lower occupancy at Torrey Reserve Campus, and a decrease of $0.8 million in cost recoveries due to changes in tenant base years, a decrease in recoverable property expenses, and prior year tax refunds received that were passed back to tenants.
Total retail rental revenue increased $1.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to new tenant leases and scheduled rent increases at Solana Beach Towne Center, Carmel Country Plaza and Del Monte Center. Additionally, there was an increase of $0.4 million in cost recoveries.
Multifamily revenue increased $1.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy. Average monthly base rent and occupancy was $2,733 and 90.1%, respectively for the three months ended September 30, 2024 compared to $2,572 and 88.5%, respectively for the three months ended September 30, 2023.
Total mixed-use rental revenue decreased $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in average occupancy of 83.8% for the three months ended September 30, 2024, compared to 89.3% for the three months ended September 30, 2023. This decrease was partially offset by an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents.
Other property income. Other property income increased $11.6 million, or 203% to $17.3 million for the three months ended September 30, 2024 compared to $5.7 million for the three months ended September 30, 2023. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$12,416	$1,406	$11,010	783	$12,403	$1,400	$11,003	786
Retail	885	395	490	124	885	395	490	124
Multifamily	1,041	973	68	7	1,041	973	68	7
Mixed-Use	2,919	2,930	(11)	—	2,919	2,930	(11)	—
	$17,261	$5,704	$11,557	203%	$17,248	$5,698	$11,550	203%
Office other property income increased by $11.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a lease termination fee received at Torrey Reserve Campus.
Retail other property income increased by $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to lease termination fees received at Alamo Quarry Market.
Multifamily other property income increased by $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in utilities meter income.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.1 million, or 3%, to $42.4 million, for the three months ended September 30, 2024 compared to $41.3 million for the three months ended September 30, 2023.
Rental Expenses. Rental expenses increased $1.4 million, or 5%, to $31.4 million for the three months ended September 30, 2024 compared to $29.9 million for the three months ended September 30, 2023. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$11,014	$10,081	$933	9	$10,542	$9,809	$733	7
Retail	4,275	4,196	79	2	4,275	4,196	79	2
Multifamily	5,634	5,435	199	4	5,634	5,435	199	4
Mixed-Use	10,438	10,200	238	2	10,438	10,200	238	2
	$31,361	$29,912	$1,449	5%	$30,889	$29,640	$1,249	4%
Office rental expense increased $0.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in utilities expense, insurance expense and repairs and maintenance expense.
Retail rental expense increased $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in facilities services and marketing expense.
Multifamily rental expense increased $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in insurance expense, utilities expense and facilities services.
Mixed-use rental expense increased $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in repairs and maintenance expense and employee related costs at the retail portion of our mixed-use property and an increase in room-related expenses at the hotel portion of our mixed-use property.
Real Estate Taxes. Real estate taxes decreased $0.4 million, or 3%, to $11.0 million for the three months ended September 30, 2024 compared to $11.4 million for the three months ended September 30, 2023. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$4,500	$5,280	$(780)	(15)	$4,363	$5,209	$(846)	(16)
Retail	3,613	3,308	305	9	3,613	3,308	305	9
Multifamily	1,889	1,827	62	3	1,889	1,827	62	3
Mixed-Use	1,042	984	58	6	1,042	984	58	6
	$11,044	$11,399	$(355)	(3)%	$10,907	$11,328	$(421)	(4)%
Office real estate taxes decreased $0.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to real estate tax refunds received at La Jolla Commons.
Retail real estate taxes increased $0.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in property tax assessment at Alamo Quarry Market and tax refunds received at Del Monte Center during the three months ended September 30, 2023.
Multifamily real estate taxes increased $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in property tax assessments at Pacific Ridge Apartments.
Mixed-use real estate taxes increased $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in property tax assessment.

Property Operating Income
Property operating income increased $10.5 million, or 15%, to $80.4 million for the three months ended September 30, 2024, compared to $69.9 million for the three months ended September 30, 2023. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$45,544	$36,587	$8,957	24	$46,140	$36,924	$9,216	25
Retail	19,807	18,639	1,168	6	19,807	18,639	1,168	6
Multifamily	8,807	7,890	917	12	8,807	7,890	917	12
Mixed-Use	6,247	6,771	(524)	(8)	6,247	6,771	(524)	(8)
	$80,405	$69,887	$10,518	15%	$81,001	$70,224	$10,777	15%
Total office property operating income increased $9.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a $11.0 million in lease termination fee received at Torrey Reserve Campus and lower real estate taxes due to tax refunds received at La Jolla Commons. These increases were offset by a decrease of $1.2 million in rental revenue driven primarily by lower occupancy and annualized base rents at Lloyd Portfolio, lower occupancy at Torrey Reserve Campus, a decrease in cost recoveries, and an increase in rental expenses related to utilities expenses, insurance expense and repairs and maintenance expense.
Total retail property operating income increased $1.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to higher rental revenue at Solana Beach Towne Center, Carmel Country Plaza and Del Monte Center due to new tenant leases, scheduled rent increases and an increase in cost recoveries. These increases were offset by higher real estate tax expense and rental expenses attributable to facilities services and marketing expense.
Total multifamily property operating income increased $0.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy. Average monthly base rent and occupancy was $2,733 and 90.1%, respectively, for the three months ended September 30, 2024 compared to $2,572 and 88.5%, respectively, for the three months ended September 30, 2023.
Total mixed-use property operating income decreased $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in occupancy of 83.8% for the three months ended September 30, 2024, compared to 89.3%. There was also an increase in rental expenses and real estate taxes due to an increase in property tax assessment.
Other
General and Administrative. General and administrative expenses increased $0.2 million, or 2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was primarily due to higher employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits, offset by lower legal expenses and stock-based compensation expense, attributable to a decrease in the number of restricted stock awards granted as part of our 2023 grant.
Depreciation and Amortization. Depreciation and amortization expense increased $3.7 million, or 12%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was due to the acceleration of assets related to a tenant vacating their space early at Torrey Reserve Campus. Additionally, the increase was also due to new building improvement assets with One Beach Street placed into operations as of August 1, 2024 and new tenant improvement and leasing commission assets placed into service.
Interest Expense, net. Interest expense increased $1.9 million, or 12%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was primarily due to the closing of our 6.150% Senior Notes on September 17, 2024 and the $100 million draw on our Revolver Loan on July 18, 2024 which was subsequently repaid on September 19, 2024. These increases were partially offset by a decrease in interest expense related to the maturity and repayment of our Series F Notes on July 19, 2024.
Other Income, net. Other income, net increased $1.4 million, or 442%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was primarily due to interest and investment income attributed to higher yield on our average cash balance during the period.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The following summarizes our consolidated results of operations for the nine months ended September 30, 2024 compared to our consolidated results of operations for the nine months ended September 30, 2023.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2024	2023
Revenues
Rental income	$315,664	$312,105	$3,559	1%
Other property income	28,731	16,568	12,163	73
Total property revenues	344,395	328,673	15,722	5
Expenses
Rental expenses	90,707	86,128	4,579	5
Real estate taxes	33,133	34,117	(984)	(3)
Total property expenses	123,840	120,245	3,595	3
Total property income	220,555	208,428	12,127	6
General and administrative	(26,647)	(26,488)	(159)	1
Depreciation and amortization	(94,757)	(89,592)	(5,165)	6
Interest expense, net	(50,773)	(48,422)	(2,351)	5
Other income, net	12,857	7,272	5,585	77
Net income	61,235	51,198	10,037	20
Net income attributable to restricted shares	(585)	(568)	(17)	3
Net income attributable to unitholders in the Operating Partnership	(12,829)	(10,733)	(2,096)	20
Net income attributable to American Assets Trust, Inc. stockholders	$47,821	$39,897	$7,924	20%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $15.7 million, or 5%, to $344.4 million for the nine months ended September 30, 2024 compared to $328.7 million for the nine months ended September 30, 2023. The percentage leased was as follows for each segment as of September 30, 2024 and 2023:

	Percentage Leased(1)
	September 30,
	2024	2023
Office	87.0%	86.8%
Retail	94.5%	94.4%
Multifamily	90.3%	89.5%
Mixed-Use (2)	96.3%	95.1%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of September 30, 2024 or 2023, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of September 30, 2024 or 2023, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $3.6 million, or 1%, to $315.7 million for the nine months ended September 30, 2024 compared to $312.1 million for the nine months ended September 30, 2023. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$148,283	$150,832	$(2,549)	(2)	$148,283	$150,832	$(2,549)	(2)
Retail	78,786	76,498	2,288	3	78,786	76,498	2,288	3
Multifamily	46,056	43,008	3,048	7	46,056	43,008	3,048	7
Mixed-Use	42,539	41,767	772	2	42,539	41,767	772	2
	$315,664	$312,105	$3,559	1%	$315,664	$312,105	$3,559	1%

(1)For this table and tables following, the same-store portfolio excludes One Beach Street due to significant redevelopment and land held for development.
Total office rental revenue decreased $2.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease of $1.6 million in cost recoveries due to changes in tenant base years, a decrease in recoverable property expenses, prior year tax refunds received that were passed back to tenants, and a decrease of $0.9 million in rental revenue driven primarily by lower occupancy and annualized base rents at Lloyd Portfolio.
Retail rental revenue increased $2.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent. These increases are primarily related to Carmel Mountain Plaza, Solana Beach Towne Center, Alamo Quarry Market and Del Monte Center. Additionally, there was an increase in cost recoveries of $0.9 million.
Multifamily revenue increased $3.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy. Average monthly base rent and occupancy was $2,714 and 91.1% for the nine months ended September 30, 2024 compared to $2,557 and 89.7% for the nine months ended September 30, 2023.
Mixed-use rental revenue increased $0.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in average occupancy to 86.7% for the nine months ended September 30, 2024, compared to 85.3% for the nine months ended September 30, 2023. There was also an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents.
Other property income. Other property income increased $12.2 million, or 73%, to $28.7 million for the nine months ended September 30, 2024 compared to $16.6 million for the nine months ended September 30, 2023. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$15,767	$4,305	$11,462	266	$15,741	$4,292	$11,449	267
Retail	1,410	1,173	237	20	1,410	1,173	237	20
Multifamily	2,964	2,900	64	2	2,964	2,900	64	2
Mixed-Use	8,590	8,190	400	5	8,590	8,190	400	5
	$28,731	$16,568	$12,163	73%	$28,705	$16,555	$12,150	73%
Office other property income increased $11.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a $11.0 million lease termination fee and $0.5 million lease settlement fee received at Torrey Reserve Campus.
Retail other property income increased $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to lease termination fees received at Alamo Quarry Market and Solana Beach

Towne Center in 2024, offset by the lease termination fees received at Carmel Mountain Plaza and Southbay Market Place in 2023.
Total multifamily other property income increased $0.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in utilities meter income.
Total mixed-use other property income increased $0.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increased tourism and hotel occupancy which led to an increase in other room rental income at the hotel portion of our mixed-use property and increase in parking income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.6 million, or 3%, to $123.8 million for the nine months ended September 30, 2024, compared to $120.2 million for the nine months ended September 30, 2023. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $4.6 million, or 5%, to $90.7 million for the nine months ended September 30, 2024, compared to $86.1 million for the nine months ended September 30, 2023. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$31,273	$29,485	$1,788	6	$30,196	$28,787	$1,409	5
Retail	13,470	12,426	1,044	8	13,470	12,426	1,044	8
Multifamily	15,925	15,180	745	5	15,925	15,180	745	5
Mixed-Use	30,039	29,037	1,002	3	30,039	29,037	1,002	3
	$90,707	$86,128	$4,579	5%	$89,630	$85,430	$4,200	5%
Office rental expenses increased $1.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in repairs and maintenance services, utilities expenses, facilities services and insurance expense.
Retail rental expenses increased $1.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to $0.5 million written off in the three months ended March 31, 2024 for non-recurring costs incurred in prior periods relating to construction in progress for then-prospective construction at Waikele Center. Additionally, there was an increase in utilities expense, insurance expense and facilities services.
Multifamily rental expenses increased $0.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in facilities services, insurance expense and an increase in property-level personnel compensation expenses.
Total mixed-use rental expenses increased $1.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase of $0.7 million in hotel room related expenses, employee costs and excise tax expenses at the hotel portion of our mixed-use property. There was also an increase in rental expenses of $0.3 million at the retail portion of our mixed-use property related to excise tax and employee costs.

Real Estate Taxes. Real estate tax expense decreased $1.0 million, or (3)% to $33.1 million for the nine months ended September 30, 2024, compared to $34.1 million for the nine months ended September 30, 2023. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$14,178	$15,590	$(1,412)	(9)	$13,941	$15,442	$(1,501)	(10)
Retail	10,539	10,337	202	2	10,539	10,337	202	2
Multifamily	5,404	5,399	5	—	5,404	5,399	5	—
Mixed-Use	3,012	2,791	221	8	3,012	2,791	221	8
	$33,133	$34,117	$(984)	(3)%	$32,896	$33,969	$(1,073)	(3)%
Office real estate taxes decreased $1.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to real estate tax refunds received at La Jolla Commons and First & Main, offset by higher tax consultant fees related to these refunds.
Retail real estate taxes increased $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to real estate tax refunds received at Carmel Mountain Plaza and Alamo Quarry Market during 2023.
Mixed-use real estate taxes increased $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in property tax assessment.
Property Operating Income
Property operating income increased $12.1 million, or 6%, to $220.6 million for the nine months ended September 30, 2024, compared to $208.4 million for the nine months ended September 30, 2023. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2024	2023			2024	2023
Office	$118,599	$110,062	$8,537	8	$119,887	$110,895	$8,992	8
Retail	56,187	54,908	1,279	2	56,187	54,908	1,279	2
Multifamily	27,691	25,329	2,362	9	27,691	25,329	2,362	9
Mixed-Use	18,078	18,129	(51)	—	18,078	18,129	(51)	—
	$220,555	$208,428	$12,127	6%	$221,843	$209,261	$12,582	6%
Total office property operating income increased $8.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a $11.0 million lease termination fee received at Torrey Reserve Campus and lower real estate taxes due to tax refunds received at La Jolla Commons and First & Main. These increases were offset by a decrease in rental revenue driven by lower occupancy and annualized base rents at Lloyd Portfolio, a decrease in cost recoveries, and an increase in rental expenses related to utilities expenses, insurance expense and repairs and maintenance expense.
Total retail property operating income increased $1.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent and an increase in cost recoveries. These increases were partially offset by higher facilities services and insurance expense, and $0.5 million written off in the three months ended March 31, 2024 for non-recurring costs incurred in prior periods relating to construction in progress for then-prospective construction at Waikele Center.
Total multifamily property operating income increased $2.4 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy to $2,714 and 91.1%, respectively, for the nine months ended September 30, 2024 compared to $2,557 and 89.7%, respectively, for the nine months ended September 30, 2023. This increase was partially offset by higher insurance expenses, facilities services and personnel compensation expenses.

Total mixed-use property operating income decreased $0.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in real estate taxes and higher rental expenses related to room expenses, personnel costs, facilities expenses and excise tax expenses. This was partially offset by an increase in revenue at the Waikiki Beach Walk hotel portion of our mixed use property, as average occupancy increased to 86.7% for the nine months ended September 30, 2024, compared to 85.3% for the nine months ended September 30, 2023, respectively.
Other
General and Administrative. General and administrative expenses increased $0.2 million, or 1%, to $26.6 million for the nine months ended September 30, 2024, compared to $26.5 million for the nine months ended September 30, 2023. This was primarily due to higher employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits, offset by lower legal fees and stock-based compensation expense, attributable to a decrease in the number of restricted stock awards granted as part of our 2023 grant.
Depreciation and Amortization. Depreciation and amortization expense increased $5.2 million, or 6%, to $94.8 million for the nine months ended September 30, 2024, compared to $89.6 million for the nine months ended September 30, 2023. This was due to the acceleration of assets related to a tenant vacating their space early at Torrey Reserve Campus. Additionally, the increase was also due to new building improvement assets with One Beach Street placed into operations as of August 1, 2024 and new tenant improvement and leasing commission assets placed into service.
Interest Expense, net. Interest expense increased $2.4 million, or 5%, to $50.8 million for the nine months ended September 30, 2024 compared to $48.4 million for the nine months ended September 30, 2023. This increase was primarily due to the closing of our 6.150% Senior Notes on September 17, 2024, the $100 million draw on our Revolver Loan on July 18, 2024, which was subsequently repaid on September 19, 2024, and higher interest on our $225 million Amended and Restated Term Loan Agreement. These increases were partially offset by a decrease in interest expense related to the maturity and repayment of our Series F Notes on July 19, 2024.
Other Income, net. Other income, net increased $5.6 million, or 77%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was primarily due to the net settlement payment of approximately $10.0 million received during the three months ended March 31, 2024 relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego), compared to the net settlement payment of approximately $6.3 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property and an increase in interest and investment income attributed to higher yield on our average cash balance during the period.
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

As of September 30, 2024, the company owned an approximate 78.8% partnership interest in the Operating Partnership. The remaining approximately 21.2% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2024, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. For the three months ended September 30, 2024, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of September 30, 2024, we held $533.0 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2024 and for the nine months ending September 30, 2025 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023
Cash, cash equivalents, and restricted cash were $533.0 million and $90.0 million at September 30, 2024 and 2023, respectively.
Net cash provided by operating activities increased $16.6 million to $166.5 million for the nine months ended September 30, 2024 compared to $149.9 million for the nine months ended September 30, 2023. The increase in cash from operations was primarily due to the net settlement received relating to the building specifications for one of the existing buildings at our office project in University Town Center (San Diego), increase in lease termination fees, rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities decreased $13.5 million to $56.8 million for the nine months ended September 30, 2024 compared to $70.2 million for the nine months ended September 30, 2023. The decrease in cash used was primarily due to the decrease in capital expenditures at La Jolla Commons III and One Beach Street as these projects have completed construction.
Net cash provided in financing activities increased $379.7 million to $340.4 million for the nine months ended September 30, 2024 compared to cash used in financing activities of $39.3 million for the nine months ended September 30, 2023. The increase in cash provided in financing activities was primarily due to the proceeds received from the issuance of the 6.15% Senior Notes, partially offset by the repayment of the then-outstanding $100 million on our Revolver Loan. The $100 million draw on our Revolver Loan was used to repay the entirety of our Series F Notes upon maturity on July 19, 2024.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2024 and 2023 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net operating income	$80,405	$69,887	$220,555	$208,428
General and administrative	(9,068)	(8,880)	(26,647)	(26,488)
Depreciation and amortization	(33,529)	(29,868)	(94,757)	(89,592)
Interest expense, net	(18,229)	(16,325)	(50,773)	(48,422)
Other income, net	1,739	321	12,857	7,272
Net income	$21,318	$15,135	$61,235	$51,198

Funds from Operations
We calculate funds from operations (“FFO”), in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real-estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table sets forth a reconciliation of our net income for the three and nine months ended September 30, 2024 to FFO, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Funds from Operations (FFO)
Net income	$21,318	$61,235
Plus: Real estate depreciation and amortization	33,529	94,757
Funds from operations	54,847	155,992
Less: Nonforfeitable dividends on incentive restricted stock awards	(192)	(576)
FFO attributable to common stock and units	$54,655	$155,416
FFO per diluted share/unit	$0.71	$2.03
Weighted average number of common shares and units, diluted (1)	76,505,676	76,499,208
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2024, we had $1.8 billion of fixed rate debt outstanding with an estimated fair value of $1.7 billion. If interest rates at September 30, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $68.6 million. If interest rates at September 30, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $93.4 million. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. Additionally, we consider $325.0 million related to Term Loan A, Term Loan B and Term Loan C outstanding as of September 30, 2024 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At September 30, 2024, we had $325.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.

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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2024, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2024, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

On August 29, 2024, Adam Wyll, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Wyll 10b5-1 Plan”). The Wyll 10b5-1 Plan provides for the sale of a number of shares of common stock that Mr. Wyll currently owns equal to 54% of the gross shares from certain performance-based restricted stock units (the “Wyll PRSUs”) granted under our Amended and Restated 2011 Equity Incentive Award Plan that are scheduled to vest in December 2024. The sale of shares pursuant to the Wyll 10b5-1 Plan is intended to satisfy tax withholding obligations upon vesting of the Wyll PRSUs. Since the applicable tax withholding obligations upon vesting of the Wyll PRSUs will vary based on certain performance-based measurements and the market price of our common stock at the time of vesting, the number of shares to be sold pursuant to the Wyll 10b5-1 Plan is indeterminable. Shares may be sold under the Wyll 10b5-1 Plan from December 1, 2024 until December 31, 2024.
During the three months ended September 30, 2024, no other officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Exhibit No.	Description

4.1(1)
Officers’ Certificate, dated September 17, 2024, pursuant to Sections 102, 201, 301 and 303 of the Indenture, dated as of January 26, 2021, among American Assets Trust, L.P., as issuer, American Assets Trust, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, establishing a series of securities entitled “6.150% Senior Notes due 2034,” including the form of 6.150% Senior Note due 2034 and the form of related guarantee.

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

(1)    Previously filed by American Assets Trust, Inc. and American Assets Trust, L.P. as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2024.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ERNEST RADY		/s/ ERNEST RADY
Ernest Rady		Ernest Rady
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	November 1, 2024	Date:	November 1, 2024