Form 10-K
period 2024-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2025-02-12
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 28, 2024 was $1.180 billion.
The number of American Assets Trust, Inc.’s common shares outstanding on February 11, 2025 was 61,138,238.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to American Assets Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a REIT and is the sole general partner of the Operating Partnership. As of December 31, 2024, American Assets Trust, Inc. owned an approximate 78.9% partnership interest in the Operating Partnership. The remaining 21.1% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2024

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
•the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus and the actions taken by government authorities and others related thereto, including the ability of our company, our properties and our tenants to operate;
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
•Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have become more common, which may reduce the demand for office space and cause a reduction of rental rates and property valuation at our office properties on a temporary and/or prolonged basis.
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
•Our third amended and restated credit facility, note purchase agreements and amended and restated term loan agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
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

•Potential losses from fires, earthquakes, floods or other natural disasters in California, Washington, Oregon and Hawaii may not be fully covered by insurance.
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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of December 31, 2024, our portfolio is comprised of twelve office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2024, we owned land at three of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii.
American Assets Trust, Inc. is a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.9% of our Operating Partnership as of December 31, 2024. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

•Broad Real Estate Expertise with Office, Retail and Multifamily Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the office, retail and multifamily asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Chief Executive Officer (through December 31, 2024) and Executive Chairman (effective January 1, 2025), Adam Wyll, our President and Chief Operating Officer (through December 31, 2024) and President and Chief Executive Officer (effective January 1, 2025), and Robert Barton, our Chief Financial Officer and the other members of senior management, each have over 30 years of commercial real estate experience (or 25 years in the case of Mr. Wyll).
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
Human Capital
At December 31, 2024, we had 226 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in the ownership, operation, acquisition, and development of our high quality office, retail, multifamily and mixed-use properties and tenant relationships. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We also provide all employees with a wide range of professional development experiences, both formal and informal.
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
We are committed to cultivating a diverse culture of inclusion that we believe makes a positive difference in our employees’ lives and we actively work to improve workplace diversity, equity and inclusion. As of December 31, 2024, our employees were:
•44.2% female; 55.3% male; and 0.5% non-binary; and
•55.8% ethnically diverse (i.e., Asian, African American, Hispanic or Latino and other (Native Hawaiian/ Pacific Islander and two or more of the foregoing)).

Tax Status
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT for federal income tax purposes. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders (excluding any net capital gains).
Insurance
We carry comprehensive general liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy or standalone policy, in addition to other coverages, such as trademark, cyber and pollution coverage, that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including losses caused by riots or war. Some of our policies, like those covering losses due to terrorism, hail, flood, named storm, fire and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all our properties except our property located in San Antonio, Texas are subject to an increased risk of earthquakes. While we carry earthquake insurance on all of our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may self-insure, reduce or discontinue casualty, earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds applicable policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future if the costs associated with property and casualty renewals become higher than anticipated or insurance carriers no longer offer certain coverage.
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
Segments
We operate in four business segments: office, retail, multifamily and mixed-use. Information related to our business segments for 2024, 2023 and 2022 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.

Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2024, 2023 or 2022. LPL Holdings, Inc. at La Jolla Commons accounted for approximately 12.3%, 13.2% and 13.2% of total office segment revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Google LLC at The Landmark at One Market accounted for approximately 12.3%, 10.4% and 12.7% of total office segment revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
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
In 2024, approximately 53% of our net operating income was from our office properties. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have become more common, particularly as a result of the pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, which may adversely affect our financial condition, results of operations and cash flow.

We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At February 11, 2025, we had total debt outstanding of $1.70 billion, excluding debt issuance costs, a portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2024, we also had a third amended and restated credit facility with a capacity of $500 million, consisting of a revolving line of credit of $400 million and an unsecured term loan of $100 million (Term Loan A). On September 17, 2024, the Operating Partnership issued $525 million of senior unsecured notes (6.150% Senior Notes), the net proceeds of which were used to repay $300 million of debt maturities and the remaining of which will be used for general working capital and for corporate purposes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
As of December 31, 2024, the three largest tenants in our office portfolio - Google LLC, LPL Holdings, Inc. and Autodesk, Inc. - represented approximately 31.5% of the total annualized base rent in our office portfolio in the aggregate, and 14.0%, 10.6% and 6.9%, respectively, of the annualized base rent generated by our office properties. Google LLC is a subsidiary of Alphabet, Inc. and provides internet related products and services. LPL Holdings, Inc. is a subsidiary of LPL Financial Holdings, Inc. and provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions in the United States. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

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
As of December 31, 2024, our largest anchor tenants were Lowe's, Sprouts Farmers Market and Marshalls, which together represented approximately 10.1% of our total annualized base rent of our retail portfolio in the aggregate, and 5.1%, 2.7% and 2.3%, respectively, of the annualized base rent generated by our retail properties.
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
As of December 31, 2024, leases representing 7.1% of the square footage and 7.5% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2025, and an additional 10.9% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
Our third amended and restated credit facility, note purchase agreements and amended and restated term loan agreement restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
Our third amended and restated credit facility, note purchase agreements and amended and restated term loan agreement contain customary negative covenants and other financial and operating covenants that, among other things:
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
Our third amended and restated credit facility, the notes issued under our note purchase agreements, our amended and restated term loan agreement, our 3.375% senior notes due 2031 and our 6.150% senior notes due 2034 represent unsecured indebtedness. The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
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
A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, inflation, high interest rate environments, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers (including Amazon.com) and other online businesses and communicable diseases. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline. We also might be susceptible to weakness in retail real estate as a result of trends relating to consumers preference to utilize e-commerce in lieu of in-person shopping experiences.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS Lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $8.2 million based on operating performance through December 31, 2024. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders and unitholders.

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
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Rady, Wyll and Barton who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.
Effective January 1, 2025, Mr. Rady transitioned from the company’s Chief Executive Officer to its Executive Chairman, and Mr. Wyll was appointed by our board of directors to the role of President and Chief Executive Officer. Mr. Wyll has held multiple positions on the company’s executive management team, including President and Chief Operating Officer from July 2021 until his appointment as President and Chief Executive Officer; Executive Vice President and Chief Operating Officer from 2019 to 2021; and Senior Vice President and General Counsel from the completion of our public offering in January 2022 until November 2019. Mr. Wyll brings to his role more than 25 years of experience in commercial real estate, acquisitions and dispositions, structured finance, leasing, and corporate and securities matters.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us and negotiating with tenants and build-to-suite prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.
Mr. Rady is involved in outside businesses, which may interfere with his ability to devote time and attention to our business and affairs.
We rely on our senior management team, including Mr. Rady, for the day-to-day operations of our business. Our employment agreement with Mr. Rady requires him to devote a substantial portion of his business time and attention to our business. Mr. Rady continues to serve as the chairman of the board of directors and president of American Assets, Inc. and chairman of the board of directors of Insurance Company of the West. As such, Mr. Rady has certain ongoing duties to American Assets, Inc., Insurance Company of the West and other business ventures that could require a portion of his time and attention. Although we expect that Mr. Rady will continue to devote a majority of his business time and attention to us, we cannot accurately predict the amount of time and attention that will be required of Mr. Rady to perform such ongoing duties. To the extent that Mr. Rady is required to dedicate time and attention to American Assets, Inc. and/or Insurance Company of the West, his ability to devote a majority of his business time and attention to our business and affairs may be limited and could adversely affect our operations.
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
Potential losses from earthquakes, fires, floods or other natural disasters may not be fully covered by insurance.
Many of the properties we currently own are located in areas especially subject to earthquakes, fires, floods and other natural disasters. While we carry earthquake, flood and property insurance on all of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses caused by such natural disasters and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue certain insurance policies on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of a natural disaster, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, tornadoes, wildfires, and sea-level rise due to climate change, and other natural disasters. At December 31, 2024, 57.1% of the gross leaseable area of our portfolio is located in the State of California. Additionally, 14.1%, 13.4%, and 8.1% of the gross leaseable area of our portfolio is located in the States of Washington, Oregon and Texas, respectively, and we have a meaningful presence in Oahu, Hawaii. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and/or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.

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
As of December 31, 2024, Mr. Rady and his affiliates owned approximately 16.5% of our outstanding common stock and 19.3% of our outstanding common units, which together represent an approximate 35.7% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.

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
In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2024, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 22.9% of our outstanding common units and approximately 22.8% of our outstanding common stock, which together represent an approximate 38.9% beneficial interest in our company on a fully diluted basis.
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
We have elected to be taxed as a REIT and believe we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:
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
The impact of a future pandemic could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders and could also have a material adverse effect on the market value of our securities in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

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
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Director of IT and Legal Department or external experts as part of the Board’s continuing education on topics that impact public companies.
Our Response Team is responsible for assessing and managing our material risks from cybersecurity threats, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Response Team includes our President and Chief Operating Officer (and current President and Chief Executive Officer effective January 1, 2025), our Executive Vice President and Chief Financial Officer, our Director of IT, our Business Systems Manager, our Corporate Controller and our Director of Internal Audit. The Response Team members' relevant experience includes overseeing IT departments, reviewing existing security measures, and implementing solutions to mitigate security risks that may pose threats to a business.

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

ITEM 2.PROPERTIES
Our Portfolio
As of December 31, 2024, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.3 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2024, we owned land at three of our properties that we classified as held for development or construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Most Recent Renovation	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent Per Leased Square Foot
OFFICE PROPERTIES
La Jolla Commons (2)	San Diego, CA	2008/2014	725,439	98.5%	$46,530,658	$65.12
Torrey Reserve Campus	San Diego, CA	1996/2022	551,005	79.1	23,840,979	54.70
Torrey Point	San Diego, CA	2017	94,854	99.6	5,954,067	63.02
Solana Crossing	Solana Beach, CA	1982/2022	224,009	77.4	8,218,550	47.40
The Landmark at One Market (3)	San Francisco, CA	1917/2000	422,426	98.5	40,876,013	98.24
One Beach Street	San Francisco, CA	1924/2024	100,270	—	—	—
First & Main	Portland, OR	2010	362,633	94.2	11,163,267	32.68
Lloyd Portfolio	Portland, OR	1940/2022	568,270	82.1	14,987,738	32.12
City Center Bellevue	Bellevue, WA	1987/2023	498,606	91.4	26,320,549	57.76
14Acres (4)	Bellevue, WA	1985/2024	276,060	62.0	6,800,550	39.73
Timber Ridge (5)	Bellevue, WA	1986	160,509	87.2	6,471,011	46.23
Timber Springs (6)	Bellevue, WA	1983	93,295	59.2	2,626,198	47.55
Subtotal / Weighted Average Office Portfolio (7)			4,077,376	85.0%	$193,789,580	$55.92

RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	78,098	91.8%	$4,200,992	$58.60
Carmel Mountain Plaza (8)	San Diego, CA	1994/2020	528,416	99.4	14,738,486	28.06
South Bay Marketplace (8)	San Diego, CA	1997/2018	132,877	97.8	2,524,203	19.42
Gateway Marketplace	San Diego, CA	1997/2016	127,861	98.7	2,533,074	20.07
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	208,297	96.3	6,588,028	32.84
Solana Beach Towne Centre	Solana Beach, CA	1973/2004	246,651	95.9	7,098,293	30.01
Del Monte Center (8)	Monterey, CA	1967/2018	673,155	82.8	10,475,471	18.79
Geary Marketplace	Walnut Creek, CA	2012	35,159	100.0	1,236,025	35.16
The Shops at Kalakaua	Honolulu, HI	1971/2006	11,893	100.0	1,194,000	100.40
Waikele Center	Waipahu, HI	1993/2008	418,611	99.5	12,740,116	30.59
Alamo Quarry Market (8)	San Antonio, TX	1997/1999	588,148	99.8	15,780,519	26.88
Hassalo on Eighth - Retail (9)	Portland, OR	2015	44,236	57.5	847,389	33.31
Subtotal / Weighted Average Retail Portfolio (7)			3,093,402	94.5%	$79,956,596	$27.35
Total / Weighted Average Retail and Office Portfolio (7)			7,170,778	89.1%	$273,746,176	$42.85
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Net Rentable Square Feet	Percent Leased	Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail	Honolulu, HI	2006	93,925	90.5%	$10,004,777	$117.70

Hotel Portion	Location	Year Built/ Renovated	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2020	369	85.9%	$370.96	$318.61

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Units	Percentage Leased	Annualized Base Rent	Average Monthly Base Rent per Leased Unit
Loma Palisades	San Diego, CA	1958/2022	548	96.0%	$17,699,328	$2,804
Imperial Beach Gardens	Imperial Beach, CA	1959/2023	160	93.1	4,926,204	2,756
Mariner’s Point	Imperial Beach, CA	1986	88	94.3	2,393,256	2,403
Santa Fe Park RV Resort (10)	San Diego, CA	1971/2008	124	70.2	1,646,532	1,576
Pacific Ridge Apartments	San Diego, CA	2013	533	97.0	24,201,228	3,901
Hassalo on Eighth - Multifamily (9)	Portland, OR	2015	657	87.4	11,496,168	1,668
Total / Weighted Average Multifamily			2,110	91.8%	$62,362,716	$2,683

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) under commenced leases for the month ended December 31, 2024 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. The foregoing notwithstanding:
a.The annualized base rent for La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $36,379,330 to our estimate of annual triple net operating expenses of $10,151,328 for an estimated annualized base rent on a modified gross lease basis of $46,530,658 for La Jolla Commons.
b.The annualized base rent for 14Acres has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $4,815,832 to our estimate of annual triple net operating expenses of $1,984,718 for an estimated annualized base rent on a modified gross lease basis of $6,800,550 for 14Acres.
c.The annualized base rent for Timber Ridge has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $4,541,907 to our estimate of annual triple net operating expenses of $1,929,104 for an estimated annualized base rent on a modified gross lease basis of $6,471,011 for Timber Ridge.
d.The annualized base rent for Timber Springs has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $1,889,523 to our estimate of annual triple net operating expenses of $736,675 for an estimated annualized base rent on a modified gross lease basis of $2,626,198 for Timber Springs.
(2)Data for La Jolla Commons does not include La Jolla Commons - Tower III, which remains under development. However, as of December 31, 2024, 38,130 out of 206,231 rentable square feet, or 18.5%, of La Jolla Commons - Tower III has been leased.
(3)This property contains 422,426 net rentable square feet consisting of The Landmark at One Market (378,206 net rentable square feet) as well as a separate long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2026, which we have the option to extend until 2031 pursuant to one remaining five-year extension option.
(4)14Acres was formerly known as Eastgate Office Park.
(5)Timber Ridge was formerly known as Corporate Campus East III.
(6)Timber Springs was formerly known as Bel-Spring 520.
(7)Lease data for signed but not commenced leases as of December 31, 2024 is in the following table:

	Leased Square Feet		Annualized Base	Pro Forma Annualized
	Under Signed But	Annualized	Rent per	Base Rent per
	Not Commenced Leases (a)	Base Rent (b)	Leased Square Foot (b)	Leased Square Foot (c)
Office Portfolio	$73,609	$3,381,430	$45.94	$56.92
Retail Portfolio	11,238	767,399	$68.29	$27.62
Total Retail and Office Portfolio	$84,847	$4,148,829	$48.90	$43.51

(a)    Office portfolio leases signed but not commenced of 44,374, 8,764, and 20,471 are expected to commence during the first and second quarters of 2025, and the first quarter of 2026, respectively. Retail portfolio leases signed but not commenced of 1,898, 4,374, and 4,966 square feet are expected to commence during the first, second, and fourth quarters of 2025, respectively.
(b)     Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for signed but not commenced leases as of December 31, 2024 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage for signed by not commenced leases.
(c)     Pro forma annualized base rent is calculated by dividing annualized base rent for commenced leases and for signed but not commenced leases as of December 31, 2024, by square footage under lease as of December 31, 2024.

(8)Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$1,028,160
South Bay Marketplace	1	2,824	$114,552
Del Monte Center	1	212,500	$96,000
Alamo Quarry Market	3	20,694	$423,455
(9)The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.
(10)The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 120 RV spaces and four apartments.
In the tables above:
•The net rentable square feet for each of our retail properties and the retail portion of our mixed-use property is the sum of (1) the square footages of existing leases, plus (2) for available space, the field-verified square footage. The net rentable square feet for each of our office properties is the sum of (a) the square footages of existing leases, plus (b) for available space, management's estimate of net rentable square feet based, in part, on past leases. The net rentable square feet included in such office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 2017 measurement guidelines. Net rentable square footage may be adjusted from the prior period to reflect re-measurement of leased space at the properties.
•Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under leases as of December 31, 2024, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2024. Percentage leased for our multifamily properties is calculated as total units rented as of December 31, 2024, divided by total units available, expressed as a percentage.
•Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2024, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2024. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2024 for our retail and office portfolio equaled approximately $10.3 million for the year ended December 31, 2024. Total abatements for leases in effect as of December 31, 2024 for our mixed-use portfolio equaled approximately $0.1 million for the year ended December 31, 2024. Total abatements for leases in effect as of December 31, 2024 for our multifamily portfolio equaled approximately $1.7 million for the year ended December 31, 2024.
•Units represent the total number of units available for sale or rent at December 31, 2024.
•Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2024, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2024, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2024 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
•Average monthly base rent per leased unit represents the average monthly base rent per leased units as of December 31, 2024.

Tenant Diversification
At December 31, 2024, our operating portfolio had approximately 798 leases with office and retail tenants, of which 16 expired on December 31, 2024 and 22 had not yet commenced as of such date. Our residential properties had 1,849 leases with residential tenants at December 31, 2024, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 66 leases with retailers. Only one tenant or affiliated group of tenants accounted for more than 9.5% of our annualized base rent as of December 31, 2024 for our office, retail and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined office, retail and retail portion of our mixed-use property portfolios as of December 31, 2024.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
Google LLC	The Landmark at One Market	12/31/2029	253,198	3.5%	$27,117,548	9.5%
LPL Holdings, Inc.	La Jolla Commons	4/30/2029	421,001	5.8	20,467,738	7.2
Autodesk, Inc.	The Landmark at One Market	12/31/2027 12/31/2028	138,615	1.9	13,330,960	4.7
Smartsheet, Inc.	City Center Bellevue	12/31/2026 4/30/2029	123,041	1.7	7,168,221	2.5
Illumina, Inc.	La Jolla Commons	10/31/2027	73,176	1.0	4,937,503	1.7
VMware, Inc	City Center Bellevue	3/31/2028	75,000	1.0	4,673,061	1.6
Lowe's	Waikele Center	5/31/2028	155,000	2.1	4,092,000	1.4
Clearesult Operating, LLC	First & Main	4/30/2025	101,848	1.4	3,588,009	1.3
Industrious	City Center Bellevue	4/30/2033 3/31/2034	55,256	0.8	3,301,447	1.2
State of Oregon: Department of Environmental Quality	Lloyd Portfolio	10/31/2031	87,787	1.2	3,113,766	1.1
Top technology tenant (2)	Del Monte Center La Jolla Commons	1/31/2028 8/31/2030	47,826	0.7	2,813,083	1.0
Genentech, Inc	Lloyd Portfolio	10/31/2026	66,852	0.9	2,479,993	0.9
Internal Revenue Service	First & Main	8/31/2030	63,648	0.9	2,189,700	0.8
Sprouts Farmers Market	Solana Beach Towne Centre Geary Marketplace Carmel Mountain Plaza	6/30/2029 9/30/2032 3/31/2035	71,431	1.0	2,174,838	0.8
Perkins Coie, LLP	Torrey Reserve Campus	12/31/2028	36,980	0.5	2,032,036	0.7
Veterans Benefits Administration	First & Main	8/31/2030	73,001	1.0	1,997,006	0.7
Troutman Pepper Locke, LLP	First & Main Torrey Reserve Campus	1/31/2031 3/31/2035	32,380	0.4	1,848,457	0.7
Marshalls	Carmel Mountain Plaza Solana Beach Towne Centre	1/31/2029 1/31/2035	68,055	0.9	1,822,561	0.6
Nordstrom Rack	Carmel Mountain Plaza Alamo Quarry Market	9/30/2027 10/31/2027	69,047	1.0	1,804,269	0.6
US Bank	La Jolla Commons Lomas Sante Fe Plaza	8/31/2027 8/31/2027	40,858	0.6	1,776,987	0.6
Databricks, Inc.	City Center Bellevue	11/30/2027 1/31/2028	45,344	0.6	1,612,897	0.6
Vons	Lomas Santa Fe Plaza	12/31/2027	49,895	0.7	1,609,086	0.6
PIMCO	La Jolla Commons	3/31/2034	24,464	0.3	1,585,267	0.6
Banner Corporation	Timber Ridge	10/31/2027	43,766	0.6	1,575,576	0.6
At Home Stores	Carmel Mountain Plaza	7/31/2029	107,870	1.5	1,545,367	0.5
TOTAL			2,325,339	32.0%	$120,657,376	42.5%

(1)Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2024 for the applicable lease(s) by (ii) 12.
(2)Name withheld at tenant's request.

Geographic Diversification
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2024. Our six multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	10	2,917,507	40.2%
Northern California	4	1,231,010	16.9
Washington	4	1,028,470	14.2
Oregon	3	975,139	13.4
Texas	1	588,148	8.1
Hawaii (2)	3	524,429	7.2
Total	25	7,264,703	100.0%

(1)Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2024 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Office	12	$153,544	52.9%
Retail	12	76,532	26.4%
Mixed-Use	1	36,583	12.6%
Multifamily	6	23,469	8.1%
Total	31	$290,128	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2024, plus available space, for each of the ten calendar years beginning January 1, 2025 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space excludes the space from 16 leases that terminated on December 31, 2024. In 2025, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot (2)
Available	792,263	10.9%	$—	—%	$—
Month to Month	106,848	1.5	1,065,424	0.4	9.97
2025	519,137	7.1	20,270,482	7.5	39.05
2026	658,869	9.1	27,756,754	10.3	42.13
2027	909,297	12.5	39,296,727	14.6	43.22
2028	1,298,243	17.9	46,517,500	17.3	35.83
2029	1,315,088	18.1	70,684,509	26.3	53.75
2030	422,622	5.8	17,152,763	6.4	40.59
2031	376,707	5.2	15,211,002	5.7	40.38
2032	193,731	2.7	6,646,566	2.5	34.31
2033	119,422	1.6	6,117,646	2.3	51.23
2034	266,020	3.7	11,070,436	4.1	41.62
Thereafter	199,466	2.7	7,159,319	4.3	35.89
Signed Leases Not Commenced	86,990	1.2	—	—	—
Total:	7,264,703	100.0%	$268,949,128	100.0%	$37.02

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2024 for the leases expiring during the applicable period, by 12.
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

PART II
ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
American Assets Trust, Inc. Market Information and Holders
Shares of American Assets Trust, Inc.'s common stock are listed on the NYSE under the symbol “AAT”. On February 4, 2025, we had 80 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. As of February 4, 2025, we had 20 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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
Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2024.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, S&P 600 Real Estate Index from December 31, 2019 through December 31, 2024. The stock price performance graph assumes that an investor invested $100 in each of American Assets Trust, Inc. and these indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of American Assets Trust, Inc. shares of common stock.

Total Return Performance
250
200
150
100
50
0
Index Value
American Assets Trust, Inc.
S&P 500 Index
S&P 600 Real Estate Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas, and Hawaii. As of December 31, 2024, our portfolio was comprised of twelve office properties; twelve retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and six multifamily properties. Additionally, as of December 31, 2024, we owned land at three of our properties that we classified as held for development or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon, and Oahu, Hawaii. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.9% of our Operating Partnership as of December 31, 2024. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

We intend to opportunistically pursue projects in our development pipeline including future phases of Lloyd Portfolio, other redevelopments at Waikele Center, as well as multifamily development opportunities within our existing portfolio, namely at Lomas Santa Fe Plaza, Solana Beach Towne Centre and Carmel Mountain Plaza. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition. We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

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

Below is a summary of our same-store composition for the years ended December 31, 2024, 2023 and 2022. For the year ended December 31, 2024, when compared to the designations for the year ended December 31, 2023, Timber Springs is classified as a same-store property for the year ended December 31, 2024, because the property was acquired on March 8, 2022. The 710 building within the Lloyd Portfolio is classified as a same-store property when compared to the designation for the year ended December 31, 2023, because the property has been in operation for a full year since it was placed in service in November 2022. One Beach Street continues to be identified as a same-store redevelopment property due to significant redevelopment activity. Additionally, this property was placed into operations on August 1, 2024, approximately one year after completing renovations.

For the year ended December 31, 2023, when compared to the designations for the year ended December 31, 2022, 14Acres and Timber Ridge were reclassified to same-store properties because these properties were acquired on July 7, 2021 and September 10, 2021, respectively. Timber Springs is classified as non-same store since it was acquired on March 8, 2022. One Beach Street continues to be identified as a same-store redevelopment property due to significant construction activity.

	December 31,
	2024	2023	2022
Same-Store	30	29	27
Non-Same Store	1	2	4
Total Properties	31	31	31

Redevelopment Same-Store	31	30	28

Total Development Properties	3	3	3

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Office Leases. Our office portfolio included twelve properties with a total of approximately 4.1 million rentable square feet available for lease as of December 31, 2024. As of December 31, 2024, these properties were 85.0% leased. For the year ended December 31, 2024, the office segment contributed 47.1% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2024, we signed 67 office leases for 398,506 square feet with an average rent of $52.32 per square foot during the initial year of the lease term. Of the leases, 45 represent comparable leases where there was a prior tenant, with an increase of 6.0% in cash basis rent and an increase of 13.0% in straight-line rent compared to the prior leases.
Retail Leases. Our retail portfolio included twelve properties with a total of approximately 3.1 million rentable square feet available for lease as of December 31, 2024. As of December 31, 2024, these properties were 94.5% leased. For the year ended December 31, 2024, the retail segment contributed 23.8%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected as rental income in the statements of operations.
During the year ended December 31, 2024, we signed 95 retail leases for 428,981 square feet with an average rent of $38.32 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 80 represent comparable leases where there was a prior tenant, with an increase of 4.5% in cash basis rent and an increase of 25.0% in straight-line rent compared to the prior leases.

Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,110 units (including 120 RV spaces) available for lease as of December 31, 2024. As of December 31, 2024, these properties were 91.8% leased. For the year ended December 31, 2024, the multifamily segment contributed 14.3% of our total revenue. Our multifamily leases, other than at our RV resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per leased unit as of December 31, 2024 was $2,683, compared to $2,619 at December 31, 2023.
Mixed-Use Property Revenue. Our mixed-use property consists of approximately 94,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2024, the retail portion of the property was 90.5% leased, and for the year ended December 31, 2024, the hotel had an average occupancy of 85.9%. For the year ended December 31, 2024, the mixed-use segment contributed 14.8%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the twelve months ended December 31, 2024, we signed 67 office leases for a total of 398,506 square feet of office space including 247,551 square feet of comparable space leases, at an average rental rate increase of 6.0% on a cash basis and an average rental increase of 13.0% on a straight-line basis. New office leases for comparable spaces were signed for 84,435 square feet at an average rental rate increase of 8.0% on a cash basis and an average rental rate increase of 18.5% on a straight-line basis. Renewals for comparable office spaces were signed for 163,116 square feet at an average rental rate increase of 5.0% on a cash basis and increase of 10.4% on a straight-line basis. Tenant improvements and incentives were $37.05 per square foot of office space for comparable new leases for the twelve months ended December 31, 2024. There were $25.15 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2024.

During the twelve months ended December 31, 2024, we signed 95 retail leases for a total of 428,981 square feet of retail space including 392,350 square feet of comparable space leases, at an average rental rate increase of 4.5% on a cash basis and an average rental increase of 25.0% on a straight-line basis. New retail leases for comparable spaces were signed for 9,294 square feet at an average rental rate increase of 16.0% on a cash basis and an average rental rate increase of 669.3% on a straight-line basis (due to the modification of prior tenants' rent to cash-basis, which precluded straight-line rent for comparison). Renewals for comparable retail spaces were signed for 383,056 square feet at an average rental rate increase of 4.0% on a cash basis and an increase of 18.1% on a straight-line basis. Tenant improvements and incentives were $32.36 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2024. There were $2.68 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2024.

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

The leases signed in 2024 will typically become effective in 2025, though some may not become effective until 2026. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.
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

We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic trends, changes in tenants' payment patterns, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement when evaluating the adequacy of the allowance for doubtful accounts. If our assessment of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

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

We capitalized external and internal costs related to both development and redevelopment activities combined of $16.3 million and $24.0 million for the years ended December 31, 2024 and 2023, respectively.

We capitalized external and internal costs related to other property improvements combined of $52.2 million and $54.2 million for the years ended December 31, 2024 and 2023, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $7.5 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively.

Segment capital expenditures for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	Year Ended December 31, 2024

Segment	Tenant Improvements and Leasing Commissions	Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$23,048	$18,329	$41,377	$1,979	$13,364	$56,720
Retail Portfolio	9,158	4,410	13,568	—	—	13,568
Multifamily Portfolio	—	5,637	5,637	—	—	5,637
Mixed-Use Portfolio	425	1,057	1,482	—	—	1,482
Total	$32,631	$29,433	$62,064	$1,979	$13,364	$77,407

	Year Ended December 31, 2023

Segment	Tenant Improvements and Leasing Commissions	Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$15,010	$21,665	$36,675	$7,251	$27,410	$71,336
Retail Portfolio	5,668	3,188	8,856	—	—	8,856
Multifamily Portfolio	—	5,902	5,902	—	—	5,902
Mixed-Use Portfolio	512	3,281	3,793	—	—	3,793
Total	$21,190	$34,036	$55,226	$7,251	$27,410	$89,887

The increase in tenant improvements and leasing commissions for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to tenant buildouts at La Jolla Commons, Lloyd Portfolio, Del Monte Center, City Center Bellevue and Alamo Quarry Market during the year ended December 31, 2024, partially offset by tenant buildouts completed at Torrey Reserve Campus, Torrey Point and Carmel Mountain Plaza during the year ended December 31, 2023.
The decrease in capital expenditures for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to the renovations completed at City Center Bellevue and La Jolla Commons during the year ended December 31, 2023, partially offset by an increase at Alamo Quarry Market during the year ended December 31, 2024.
The decrease in new development expenditures for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to costs incurred for the development of Tower 3 at La Jolla Commons during the year ended December 31, 2023. The decrease in redevelopment expenditures for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily related to the majority completion of the One Beach Street redevelopment during the year ended December 31, 2023.
Our capital expenditures for the year ending December 31, 2025 will depend upon acquisition opportunities, the level of improvements and renovations on existing properties and the timing and cost of development of our held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in the year ending December 31, 2025 to decrease from the year ending December 31, 2024 as we reached completion of the development activities at La Jolla Commons in the year ended December 31, 2024.
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
No impairment charges were recorded for the years ended December 31, 2024, 2023 or 2022.
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

Property Acquisitions and Dispositions
2024 Acquisitions and Dispositions
During the year ended December 31, 2024, there were no acquisitions or dispositions.
2023 Acquisitions and Dispositions
During the year ended December 31, 2023, there were no acquisitions or dispositions.
2022 Acquisitions and Dispositions
On March 8, 2022, we acquired Timber Springs, consisting of an approximately 93,000 square feet, multi-tenant office campus in Bellevue, Washington. The purchase price was approximately $45.5 million, less seller credits of approximately $0.1 million of future rent abatement, approximately $0.6 million of contractual tenant improvements and closing costs of approximately $0.1 million.
The property was acquired with cash on hand.
During the year ended December 31, 2022, there were no dispositions.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
For our discussion related to the results of operations and liquidity and capital resources for the year ended December 31, 2023 compared to the year ended December 31, 2022 please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2023 Form 10-K, filed with the Securities and Exchange Commission on February 14, 2024.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following summarizes our consolidated results of operations for the year ended December 31, 2024 compared to our consolidated results of operations for the year ended December 31, 2023. As of December 31, 2024, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.3 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2024, we owned land at three of our properties that we classified as held for development or construction in progress. As of December 31, 2023, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.3 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2023, we owned land at three of our properties that we classified as held for development or construction in progress.

The following table sets forth selected data from our consolidated statements of comprehensive income for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Change	%
Revenues
Rental income	$423,611	$419,373	$4,238	1%
Other property income	34,244	21,791	12,453	57
Total property revenues	457,855	441,164	16,691	4
Expenses
Rental expenses	123,503	118,801	4,702	4
Real estate taxes	44,224	45,156	(932)	(2)
Total property expenses	167,727	163,957	3,770	2
Net operating income	290,128	277,207	12,921	5
General and administrative	(35,468)	(35,960)	492	(1)
Depreciation and amortization	(125,461)	(119,500)	(5,961)	5
Interest expense, net	(74,527)	(64,706)	(9,821)	15
Other income, net	18,147	7,649	10,498	(137)
Net income	72,819	64,690	8,129	13
Net income attributable to restricted shares	(787)	(761)	(26)	3
Net income attributable to unitholders in the Operating Partnership	(15,234)	(13,551)	(1,683)	12
Net income attributable to American Assets Trust, Inc. stockholders	$56,798	$50,378	$6,420	13%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $16.7 million, or 4%, to $457.9 million for the year ended December 31, 2024, compared to $441.2 million for the year ended December 31, 2023. The percentage leased was as follows for each segment as of December 31, 2024 and 2023:

	Percentage Leased (1) Year Ended December 31,
	2024	2023
Office	85.0%	86.0%
Retail	94.5%	94.3%
Multifamily	91.8%	92.3%
Mixed-Use (2)	90.5%	95.1%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2024 or December 31, 2023, as applicable.
(2)    Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $4.2 million, or 1%, to $423.6 million for the year ended December 31, 2024, compared to $419.4 million for the year ended December 31, 2023. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2024	2023	Change	%	2024	2023	Change	%
Office	$198,601	$202,248	$(3,647)	(2)%	$198,573	$202,248	$(3,675)	(2)%
Retail	107,397	103,355	4,042	4	107,397	103,355	4,042	4
Multifamily	61,448	57,973	3,475	6	61,448	57,973	3,475	6
Mixed-Use	56,165	55,797	368	1	56,165	55,797	368	1
	$423,611	$419,373	$4,238	1%	$423,583	$419,373	$4,210	1%

(1)For this table and tables following, the same-store portfolio excludes One Beach Street due to significant redevelopment and land held for development.
Total office rental revenue decreased $3.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease of $1.8 million in cost recoveries due to changes in tenant base years, a decrease in recoverable property expenses, prior year tax refunds received that were refunded to tenants, and a decrease in rental revenue driven primarily by tenant move-outs at Lloyd Portfolio and Timber Springs and lower occupancy at Solana Crossing.
Total retail rental revenue increased $4.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent. These increases are primarily related to Carmel Mountain Plaza, Solana Beach Towne Center, Alamo Quarry Market and Del Monte Center. Additionally, there was an increase of $1.5 million in cost recoveries.
Multifamily rental revenue increased $3.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an overall increase in average monthly base rent and an increase in occupancy. Average monthly base rent and occupancy was $2,718 and 91.0% for the year ended December 31, 2024, compared to $2,581 and 90.0% for the year ended December 31, 2023.
Mixed-use rental revenue increased $0.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in rental revenue at the retail portion of our mixed-use property, largely attributable to an increase in cost recoveries and new tenant leases commencing at higher base rents. Additionally, there was a minimal increase in rental revenue at the Waikiki Beach Walk hotel portion of our mixed-use property, due to a slight increase in average occupancy to 85.9% for the year ended December 31, 2024 compared to 85.2% for the year ended December 31, 2023.
Other property income. Other property income increased $12.5 million, or 57%, to $34.2 million for the year ended December 31, 2024, compared to $21.8 million for the year ended December 31, 2023. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2024	2023	Change	%	2024	2023	Change	%
Office	$17,177	$5,608	$11,569	206%	$17,146	$5,590	$11,556	207%
Retail	1,643	1,412	231	16	1,643	1,412	231	16
Multifamily	3,924	3,857	67	2	3,924	3,857	67	2
Mixed-Use	11,500	10,914	586	5	11,500	10,914	586	5
	$34,244	$21,791	$12,453	57%	$34,213	$21,773	$12,440	57%
Total office other property income increased $11.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an approximately $11.0 million lease termination fee and and an approximately $0.6 million lease settlement fee received at Torrey Reserve Campus.
Retail other property income increased $0.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lease termination fees received at Alamo Quarry Market and Solana Beach Towne Center in 2024, offset by lease termination fees received at Carmel Mountain Plaza and Southbay Marketplace in 2023.
Multifamily other property income increased $0.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in utilities meter income, partially offset by lower security deposits earned.

Mixed-use other property income increased $0.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in other room rental income at the hotel portion of our mixed-use property and an increase in parking garage income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.8 million, or 2%, to $167.7 million for the year ended December 31, 2024, compared to $164.0 million for the year ended December 31, 2023. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $4.7 million, or 4%, to $123.5 million for the year ended December 31, 2024, compared to $118.8 million for the year ended December 31, 2023. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2024	2023	Change	%	2024	2023	Change	%
Office	$43,181	$40,627	$2,554	6%	$41,618	$39,592	$2,026	5%
Retail	18,578	18,008	570	3	18,578	18,008	570	3
Multifamily	21,603	20,788	815	4	21,603	20,788	815	4
Mixed-Use	40,141	39,378	763	2	40,141	39,378	763	2
	$123,503	$118,801	$4,702	4%	$121,940	$117,766	$4,174	4%
Total office rental expenses increased $2.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in facilities services, repairs and maintenance services, utilities expenses and insurance expenses.
Total retail rental expenses increased $0.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in facilities services, utilities expenses and insurance expenses.
Multifamily rental expenses increased $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in facilities services, utilities expenses, insurance expenses and an increase in property-level personnel compensation expenses.
Mixed-use rental expenses increased $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase of $0.4 million in hotel room expenses, personnel expenses and excise tax expenses at the hotel portion of our mixed-use property during the period. There was also an increase in rental expenses of $0.4 million at the retail portion of our mixed-use property related to excise taxes, employee costs and facilities expenses.
Real Estate Taxes. Real estate tax expense decreased $0.9 million, or 2%, to $44.2 million for the year ended December 31, 2024, compared to $45.2 million for the year ended December 31, 2023. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2024	2023	Change	%	2024	2023	Change	%
Office	$19,053	$20,712	$(1,659)	(8)%	$18,631	$20,514	$(1,883)	(9)%
Retail	13,930	13,432	498	4	13,930	13,432	498	4
Multifamily	7,186	7,237	(51)	(1)	7,186	7,237	(51)	(1)
Mixed-Use	4,055	3,775	280	7	4,055	3,775	280	7
	$44,224	$45,156	$(932)	(2)%	$43,802	$44,958	$(1,156)	(3)%
Total office real estate taxes decreased $1.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to real estate tax refunds received at La Jolla Commons and First & Main, offset by higher tax consultant fees incurred in connection with obtaining these refunds.

Retail real estate taxes increased $0.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in property tax assessment at Alamo Quarry Market and real estate tax refunds received at Carmel Mountain Plaza during 2023.
Multifamily real estate taxes decreased $0.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a tax refund received at Pacific Ridge Apartments during 2024, partially offset by higher property tax assessments across all multifamily properties.
Mixed-use real estate taxes increased $0.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in property tax assessment.
Property Operating Income.
Property operating income increased $12.9 million, or 5%, to $290.1 million for the year ended December 31, 2024, compared to $277.2 million for the year ended December 31, 2023. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2024	2023	Change	%	2024	2023	Change	%
Office	$153,544	$146,517	$7,027	5%	$155,470	$147,732	$7,738	5%
Retail	76,532	73,327	3,205	4	76,532	73,327	3,205	4
Multifamily	36,583	33,805	2,778	8	36,583	33,805	2,778	8
Mixed-Use	23,469	23,558	(89)	—	23,469	23,558	(89)	—
	$290,128	$277,207	$12,921	5%	$292,054	$278,422	$13,632	5%
Total office property operating income increased $7.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an approximately $11.0 million lease termination fee received at Torrey Reserve Campus and lower real estate taxes due to tax refunds received at La Jolla Commons and First & Main. These increases were offset by a decrease in rental revenue driven by lower rental rates at Lloyd Portfolio and Timber Springs, lower occupancy at Solana Crossing, a decrease in cost recoveries, and an increase in rental expenses related to utilities expenses, insurance expenses and repairs and maintenance expenses.
Retail property operating income increased $3.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to new tenant leases signed, scheduled rent increases and tenants previously on alternate rent reverting back to basic monthly rent. These increases were partially offset by an increase in rental expenses related to facilities services, utilities expenses and insurance expenses.
Multifamily property operating income increased $2.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an overall increase in average occupancy and monthly base rent of 91.0% and $2,718, respectively for the year ended December 31, 2024 compared to 90.0% and $2,581, respectively for the year ended December 31, 2023. These increases were partially offset by higher utilities expenses, insurance expenses and facilities expenses.
Mixed-use property operating income decreased $0.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher rental expenses related to room expenses, personnel costs, facilities expenses and real estate taxes. These decreases were partially offset by higher room rental income at the hotel portion of our mixed use property and higher parking garage income at the retail portion of our mixed use property.
Other
General and administrative. General and administrative expenses decreased $0.5 million, or 1%, to $35.5 million for the year ended December 31, 2024, compared to $36.0 million for the year ended December 31, 2023. This was primarily due to lower legal fees related to prior settlements and stock-based compensation expense attributable to a decrease in the number of restricted stock awards granted as part of our 2023 and 2024 grants. These decreases were offset by higher employee-related costs, including, without limitation, with respect to base pay for certain salaried and hourly workers and benefits.

Depreciation and amortization. Depreciation and amortization expense increased $6.0 million, or 5%, to $125.5 million for the year ended December 31, 2024, compared to $119.5 million for the year ended December 31, 2023. This was due to the acceleration of assets related to a tenant vacating their space early at Torrey Reserve Campus. Additionally, the increase was also due to new building improvement assets with One Beach Street placed into operations as of August 1, 2024, and new tenant improvement assets placed into service at La Jolla Commons and Alamo Quarry Market.
Interest expense, net. Interest expense, net increased $9.8 million, or 15%, to $74.5 million for the year ended December 31, 2024 compared to $64.7 million for the year ended December 31, 2023. This increase was primarily due to the issuance of our 6.150% Senior Notes on September 17, 2024, the $100 million draw on our Revolver Loan on July 18, 2024, which was subsequently repaid on September 19, 2024, and higher interest on our $225 million Amended and Restated Term Loan Agreement. These increases were partially offset by a decrease in interest expense related to the maturity and repayment of our Series F Notes on July 19, 2024 and Series B Notes on December 2, 2024.
Other Income, Net. Other income, net increased $10.5 million, or 137%, to other income, net of $18.1 million for the year ended December 31, 2024 compared to other income, net of $7.6 million for the year ended December 31, 2023. This increase was primarily due to an increase of $6.9 million in interest and investment income attributable to a higher yield on our average cash balance. Additionally, there was an increase related to the litigation income of approximately $10.0 million received in 2024 relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego), compared to the litigation income of approximately $6.5 million received in 2023 related to certain building systems at our Hassalo on Eighth property.
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

As of December 31, 2024, the company owned an approximate 78.9% partnership interest in the Operating Partnership. The remaining 21.1% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2024, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On December 3, 2021, the company entered into a new at-the-market, or ATM, equity program with five sales agents under which the company may, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $250.0 million, or the 2021 ATM Program. The sales of shares of the company's common stock made through the 2021 ATM Program are to be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2024, the company had not issued any shares of common stock under the 2021 ATM Program.
The company intends to use the net proceeds from any issuances of common stock under the 2021 ATM Program to fund development or redevelopment activities, repay amounts outstanding from time to time under our third amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2024, the company had the capacity to issue up to an additional $250.0 million in shares of common stock under the 2021 ATM Program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. The company has no obligation to sell the remaining shares available for sale under the 2021 ATM Program.

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

Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2024 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness (1)	$2,025,000	$325,000	$—	$425,000	$—	$100,000	$1,175,000
Interest payments	532,348	80,413	76,555	66,349	59,268	57,148	192,615
Operating lease	23,242	3,531	3,584	3,584	3,584	3,584	5,375
Tenant-related commitments	42,565	36,971	5,017	100	477	—	—
Construction-related commitments	12,302	12,302	—	—	—	—	—
Total	$2,635,457	$458,217	$85,156	$495,033	$63,329	$160,732	$1,372,990
(1)Term Loan B, Term Loan C and Series C Notes, totaling $325 million in the aggregate, were repaid in full without penalty or premium, subsequent to the year ended December 31, 2024.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
Total cash, cash equivalents, and restricted cash were $425.7 million and $82.9 million at December 31, 2024 and 2023, respectively.
Net cash provided by operating activities increased $18.4 million to $207.1 million for the year ended December 31, 2024, compared to $188.8 million for the year ended December 31, 2023. The increase in cash from operations was primarily due to the net settlement received relating to the building specifications for one of the existing buildings at our office project in University Town Center (San Diego), an increase in lease termination fees and rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities decreased $12.5 million to $77.4 million for the year ended December 31, 2024, compared to $89.9 million for the year ended December 31, 2023. The decrease in cash used was primarily due to the decrease in capital expenditures at La Jolla Commons III and One Beach Street as these projects have completed construction, offset by an increase in tenant improvement expenditures related to new office and retail leasing activity.
Net cash provided by financing activities increased $278.6 million to $213.1 million for the year ended December 31, 2024, compared to net cash used by financing activities of $65.5 million for the year ended December 31, 2023. The increase in cash provided in financing activities was primarily due to the proceeds received from the issuance of the 6.150% Senior Notes, partially offset by the repayment of the then-outstanding $100 million on our Revolver Loan and repayment in entirety of our Series B Notes on December 2, 2024. The $100 million draw on our Revolver Loan was used to repay the entirety of our Series F Notes upon their maturity on July 19, 2024.
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
The following is a reconciliation of our NOI to net income for the years ended December 31, 2024, 2023 and 2022 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net operating income	$290,128	$277,207	$270,215
General and administrative	(35,468)	(35,960)	(32,143)
Depreciation and amortization	(125,461)	(119,500)	(123,338)
Interest expense, net	(74,527)	(64,706)	(58,232)
Other income (expense), net	18,147	7,649	(625)
Net income	$72,819	$64,690	$55,877

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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2024, 2023 and 2022 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2024	2023	2022
Net income	$72,819	$64,690	$55,877
Plus: Real estate depreciation and amortization	125,461	119,500	123,338
Funds from operations, as defined by NAREIT	$198,280	$184,190	$179,215
Less: Nonforfeitable dividends on restricted stock awards	(754)	(749)	(641)
FFO attributable to common stock and units	$197,526	$183,441	$178,574
FFO per diluted share/unit	$2.58	$2.40	$2.34
Weighted average number of common shares and units, diluted (1)	76,514,433	76,346,772	76,233,814

(1)For the years ended December 31, 2024, 2023 and 2022 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2024, we had $1.7 billion of fixed-rate debt outstanding with an estimated fair value of $1.6 billion. If interest rates at December 31, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $51.7 million. If interest rates at December 31, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $100.7 million. Additionally, we consider our $325 million debt outstanding as of December 31, 2024, related to Term Loan A, Term Loan B and Term Loan C, to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At December 31, 2024, we had $325.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of our overall borrowing program. See the discussion under Note 8 to the accompanying consolidated financial statements for details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change, nor would there be a change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2024.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
On August 29, 2024, Adam Wyll, our President and then Chief Operating Officer (and current President and Chief Executive Officer effective January 1, 2025), adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Wyll 10b5-1 Plan”). The Wyll 10b5-1 Plan provided for the sale of a number of shares of common stock that Mr. Wyll then owned equal to 54% of the gross shares from certain performance-based restricted stock units (the “Wyll PRSUs”) granted under our Amended and Restated 2011 Equity Incentive Award Plan that were scheduled to vest in December 2024. The sale of shares pursuant to the Wyll 10b5-1 Plan was intended to satisfy tax withholding obligations upon vesting of the Wyll PRSUs. The Wyll 10b5-1 Plan terminated on December 31, 2024.
During the year ended December 31, 2024, no other officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEMS 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “Delinquent - Section 16(a) Reports” is included herein as Item 15.

ITEM 11.EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2025 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 15.DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2024, our named executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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
4.2(5)
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

4.3*	Description of Securities
10.1(6)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(6)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated 2011 Equity Incentive Award Plan
10.4(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.5*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)
10.7*	Amended and Restated Independent Director Compensation Policy effective January 1, 2025
10.8(6)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.9(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.10(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.11(6)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.12(7)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of December 5, 2019
10.13(8)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.14(8)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.15(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.16*	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated January 1, 2025
10.17*	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated January 1, 2025
10.18(9)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
10.19(10)
Joinder and First Amendment to Term Loan Agreement, dated as of May 2, 2016, among American Assets Trust, Inc., the American Assets Trust, L.P., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent

10.20(11)	Note Purchase Agreement, dated as of March 1, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series D)
10.21(12)	Note Purchase Agreement, dated as of May 23, 2017 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

Exhibit No.	Description
10.22(12)
Second Amendment to the Amended and Restated Credit Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other entities named therein

10.23(12)
Second Amendment to the Term Loan Agreement dated as of May 23, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P., the lenders from time to time party thereto, U.S. Bank National Association, as Administrative Agent, and the other entities named therein

10.24(12)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as if October 31, 2014, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

10.25(12)
First Amendment, dated as of May 23, 2017, to the Note Purchase Agreement, dated as of March 1, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series E)

10.26(13)	Note Purchase Agreement, dated as of July 19, 2017, by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series F)
10.27(14)
Second Amended and Restated Credit Agreement dated January 9, 2018, by and among American Assets Trust, Inc., American Assets Trust, L.P., Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.28(14)
Third Amendment to Term Loan Agreement dated January 9, 2018, by and among the American Assets Trust, Inc., American Assets Trust, L.P., each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent.

10.29(15)
First Amendment to Second Amended and Restated Credit Agreement dated January 9, 2019, by and among the American Assets Trust, Inc., American Assets Trust, L.P., Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.30(16)	Note Purchase Agreement, dated as of July 30, 2019, by and among American Assets Trust, Inc., American Assets Trust, L.P., and the purchasers named therein.
10.31(17)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Wells Fargo Securities, LLC
10.32(17)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and BofA Securities, Inc.
10.33(17)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Jefferies LLC
10.34(17)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and Mizuho Securities USA LLC
10.35(17)	Equity Distribution Agreement, dated December 3, 2021, by and among American Assets Trust, Inc., American Assets Trust, L.P., and BTIG, LLC
10.36(18)
Third Amended and Restated Credit Agreement dated January 5, 2022, by and among American Assets Trust, Inc., American Assets Trust, L.P., Bank of America, N.A., as Administrative Agent, and other entities named therein.

10.37(19)
Amended and Restated Term Loan Agreement dated January 5, 2023, by and among American Assets Trust, Inc., American Assets Trust, L.P., each lender from time-to-time party thereto, and U.S. Bank National Association, as Administrative Agent.

19.1*	Insider Trading Compliance Program
21.1*	List of Subsidiaries of American Assets Trust, Inc.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm for American Assets Trust, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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

Exhibit No.	Description
97(20)	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(7)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2020.
(8)    Incorporated herein by reference to American Assets Trust, Inc’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.
(9)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2014.
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
(20)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 7th day of February, 2025.

American Assets Trust, Inc.	American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ADAM WYLL	/s/ ADAM WYLL
Adam Wyll	Adam Wyll
President and Chief Executive Officer	President and Chief Executive Officer
(Principal Executive Officer)	(Principal Executive Officer)

/s/ ROBERT F. BARTON	/s/ ROBERT F. BARTON
Robert F. Barton Executive Vice President and Chief Financial Officer	Robert F. Barton Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)	(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ADAM WYLL	President and Chief Executive Officer	February 11, 2025
Adam Wyll

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 11, 2025
Robert F. Barton

/s/ ERNEST RADY	Executive Chairman	February 11, 2025
Ernest Rady

/s/ JOY L. SCHAEFER	Director	February 11, 2025
Joy L. Schaefer

/s/ NINA TRAN	Director	February 11, 2025
Nina Tran

/s/ THOMAS S. OLINGER	Director	February 11, 2025
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 11, 2025
Robert S. Sullivan

Item 8 and Item 16(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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
The Company’s net real estate properties, inclusive of real estate assets held for sale, totaled $2.66 billion as of December 31, 2024. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2024.

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
February 11, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 16(a) and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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
February 11, 2025

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
The Company’s net real estate properties, inclusive of real estate assets held for sale, totaled $2.66 billion as of December 31, 2024. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2024.

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

San Diego, California
February 11, 2025

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2024	December 31, 2023
ASSETS
Real estate, at cost
Operating real estate	$3,449,009	$3,353,735
Construction in progress	176,868	238,482
Held for development	487	487
	3,626,364	3,592,704
Accumulated depreciation	(1,038,878)	(958,645)
Net real estate	2,587,486	2,634,059
Cash and cash equivalents	425,659	82,888
Accounts receivable, net	6,905	6,486
Deferred rent receivables, net	88,059	87,995
Other assets, net	87,737	99,030
Real estate assets held for sale	77,519	74,223
TOTAL ASSETS	$3,273,365	$2,984,681
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,759	$74,669
Unsecured notes payable, net	1,935,756	1,614,958
Accounts payable and accrued expenses	63,693	60,958
Security deposits payable	8,896	8,778
Other liabilities and deferred credits	62,588	69,739
Liabilities related to real estate assets held for sale	3,352	1,904
Total liabilities	2,149,044	1,831,006
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 61,138,238 and 60,895,786 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	611	609
Additional paid-in capital	1,474,869	1,469,206
Accumulated dividends in excess of net income	(304,339)	(280,239)
Accumulated other comprehensive income	4,760	8,282
Total American Assets Trust, Inc. stockholders' equity	1,175,901	1,197,858
Noncontrolling interests	(51,580)	(44,183)
Total equity	1,124,321	1,153,675
TOTAL LIABILITIES AND EQUITY	$3,273,365	$2,984,681
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2024	2023	2022
REVENUE:
Rental income	$423,611	$419,373	$402,507
Other property income	34,244	21,791	20,141
Total revenue	457,855	441,164	422,648
EXPENSES:
Rental expenses	123,503	118,801	107,645
Real estate taxes	44,224	45,156	44,788
General and administrative	35,468	35,960	32,143
Depreciation and amortization	125,461	119,500	123,338
Total operating expenses	328,656	319,417	307,914
OPERATING INCOME	129,199	121,747	114,734
Interest expense, net	(74,527)	(64,706)	(58,232)
Other income (expense), net	18,147	7,649	(625)
NET INCOME	72,819	64,690	55,877
Net income attributable to restricted shares	(787)	(761)	(648)
Net income attributable to unitholders in the Operating Partnership	(15,234)	(13,551)	(11,723)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$56,798	$50,378	$43,506
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.94	$0.84	$0.72
Weighted average shares of common stock outstanding - basic	60,333,055	60,158,976	60,048,970
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.94	$0.84	$0.72
Weighted average shares of common stock outstanding - diluted	76,514,592	76,340,513	76,230,507

COMPREHENSIVE INCOME
Net income	$72,819	$64,690	$55,877
Other comprehensive (loss) income - unrealized (loss) income on swap derivatives during the period	(2,748)	(1,827)	11,319
Other comprehensive (loss) - unrealized loss on treasury locks during the period	(1,345)	—	—
Reclassification of amortization of forward starting swap included in interest expense, net	(377)	(1,149)	(1,477)
Comprehensive income	68,349	61,714	65,719
Comprehensive income attributable to noncontrolling interest	(14,286)	(12,917)	(13,813)
Comprehensive income attributable to American Assets Trust, Inc.	$54,063	$48,797	$51,906

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2021	60,525,580	$605	$1,453,272	$(217,785)	$2,872	$(28,841)	1,210,123
Net income	—	—	—	44,154	—	11,723	55,877
Issuance of restricted stock	325,682	3	(3)	—	—	—	—
Forfeiture of restricted stock	(106,796)	(1)	1	—	—	—	—
Dividends declared and paid	—	—	—	(77,536)	—	(20,712)	(98,248)
Stock-based compensation	—	—	8,690	—	—	—	8,690
Shares withheld for employee taxes	(25,813)		(759)	—	—	—	(759)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	8,916	2,403	11,319
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(1,164)	(313)	(1,477)
Balance at December 31, 2022	60,718,653	607	1,461,201	(251,167)	10,624	(35,740)	1,185,525
Net income	—	—	—	51,139	—	13,551	64,690
Issuance of restricted stock	300,889	3	(3)	—	—	—	—
Forfeiture of restricted stock	(82,481)	(1)	1	—	—	—	—
Dividends declared and paid	—	—	—	(80,211)	—	(21,360)	(101,571)
Stock-based compensation	—	—	8,838	—	—	—	8,838
Shares withheld for employee taxes	(41,275)	—	(831)	—	—	—	(831)
Other comprehensive income - change in values of interest rate swaps	—	—	—	—	(1,437)	(390)	(1,827)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(905)	(244)	(1,149)
Balance at December 31, 2023	60,895,786	609	1,469,206	(280,239)	8,282	(44,183)	1,153,675
Net income	—	—	—	57,585	—	15,234	72,819
Issuance of restricted stock	303,648	3	(3)	—	—	—	—
Forfeiture of restricted stock	(10,397)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(81,685)	—	(21,683)	(103,368)
Stock-based compensation	—	—	7,110	—	—	—	7,110
Shares withheld for employee taxes	(50,799)	(1)	(1,444)	—	—	—	(1,445)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,164)	(584)	(2,748)
Other comprehensive loss - unrealized loss on treasury locks	—	—	—	—	(1,061)	(284)	(1,345)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(297)	(80)	(377)
Balance at December 31, 2024	61,138,238	$611	$1,474,869	$(304,339)	$4,760	$(51,580)	$1,124,321

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$72,819	$64,690	$55,877
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,781)	(7,239)	(11,489)
Depreciation and amortization	125,461	119,500	123,338
Amortization of debt issuance costs and debt discounts	3,652	3,388	2,581
Provision for uncollectable rental income	1,517	1,439	2,334
Stock-based compensation expense	7,110	8,838	8,690
Settlement of treasury locks	(1,345)	—	—
Other noncash interest expense, net	(377)	(1,149)	(1,477)
Other, net	1,161	266	(252)
Changes in operating assets and liabilities
Change in accounts receivable	(1,787)	(870)	(404)
Change in other assets	(1,266)	(1,141)	(723)
Change in accounts payable and accrued expenses	5,577	765	(1,237)
Change in security deposits payable	140	181	655
Change in other liabilities and deferred credits	225	83	1,179
Net cash provided by operating activities	207,106	188,751	179,072
INVESTING ACTIVITIES
Acquisition of real estate, net	—	—	(45,166)
Capital expenditures	(70,205)	(82,980)	(113,781)
Leasing commissions	(7,202)	(6,907)	(7,374)
Net cash used in investing activities	(77,407)	(89,887)	(166,321)
FINANCING ACTIVITIES
Proceeds from secured notes payable	—	—	75,000
Repayment of secured notes payable	—	—	(111,000)
Proceeds from unsecured line of credit	100,000	—	36,000
Repayment of unsecured line of credit	(100,000)	(36,000)	—
Proceeds from unsecured term loan	—	225,000	—
Repayment of unsecured term loan	—	(150,000)	—
Proceeds from unsecured notes payable	523,273	—	—
Repayment of unsecured notes payable	(200,000)	—	—
Debt issuance costs	(5,388)	(2,145)	(3,697)
Dividends paid to common stock and unitholders	(103,368)	(101,571)	(98,248)
Shares withheld for employee taxes	(1,445)	(831)	(759)
Net cash provided by (used in) financing activities	213,072	(65,547)	(102,704)
Net increase (decrease) in cash, cash equivalents	342,771	33,317	(89,953)
Cash and cash equivalents, beginning of year	82,888	49,571	139,524
Cash and cash equivalents, end of year	$425,659	$82,888	$49,571

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2024	2023

ASSETS
Real estate, at cost
Operating real estate	$3,449,009	$3,353,735
Construction in progress	176,868	238,482
Held for development	487	487
	3,626,364	3,592,704
Accumulated depreciation	(1,038,878)	(958,645)
Net real estate	2,587,486	2,634,059
Cash and cash equivalents	425,659	82,888
Accounts receivable, net	6,905	6,486
Deferred rent receivables, net	88,059	87,995
Other assets, net	87,737	99,030
Real estate assets held for sale	77,519	74,223
TOTAL ASSETS	$3,273,365	$2,984,681
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,759	$74,669
Unsecured notes payable, net	1,935,756	1,614,958
Accounts payable and accrued expenses	63,693	60,958
Security deposits payable	8,896	8,778
Other liabilities and deferred credits	62,588	69,739
Liabilities related to real estate assets held for sale	3,352	1,904
Total liabilities	2,149,044	1,831,006
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	(53,385)	(46,936)
General partner's capital, 61,138,238 and 60,895,786 units issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,171,141	1,189,576
Accumulated other comprehensive income	6,565	11,035
Total capital	1,124,321	1,153,675
TOTAL LIABILITIES AND CAPITAL	$3,273,365	$2,984,681

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2024	2023	2022
REVENUE:
Rental income	$423,611	$419,373	$402,507
Other property income	34,244	21,791	20,141
Total revenue	457,855	441,164	422,648
EXPENSES:
Rental expenses	123,503	118,801	107,645
Real estate taxes	44,224	45,156	44,788
General and administrative	35,468	35,960	32,143
Depreciation and amortization	125,461	119,500	123,338
Total operating expenses	328,656	319,417	307,914
OPERATING INCOME	129,199	121,747	114,734
Interest expense, net	(74,527)	(64,706)	(58,232)
Other income (expense), net	18,147	7,649	(625)
NET INCOME	72,819	64,690	55,877
Net income attributable to restricted shares	(787)	(761)	(648)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$72,032	$63,929	$55,229
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.94	$0.84	$0.72
Weighted average units outstanding, basic	76,514,592	76,340,513	76,230,507
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.94	$0.84	$0.72
Weighted average units outstanding, diluted	76,514,592	76,340,513	76,230,507

DISTRIBUTIONS PER UNIT	$1.34	$1.32	$1.28

COMPREHENSIVE INCOME
Net income	$72,819	$64,690	$55,877
Other comprehensive (loss) income - unrealized (loss) income on swap derivatives during the period	(2,748)	(1,827)	11,319
Other comprehensive (loss) - unrealized (loss) on treasury locks during the period	(1,345)	—	—
Reclassification of amortization of forward starting swaps included in interest expense, net	(377)	(1,149)	(1,477)
Comprehensive income	68,349	61,714	65,719
Comprehensive income attributable to Limited Partners	(14,286)	(12,917)	(13,813)
Comprehensive income attributable to General Partner	$54,063	$48,797	$51,906

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2021	16,181,537	$(30,138)	60,525,580	$1,236,092	$4,169	$1,210,123
Net income	—	11,723	—	44,154	—	55,877
Issuance of restricted units	—	—	325,682	—	—	—
Forfeiture of restricted units	—	—	(106,796)	—	—	—
Distributions	—	(20,712)	—	(77,536)	—	(98,248)
Stock-based compensation	—	—	—	8,690	—	8,690
Units withheld for employee taxes	—	—	(25,813)	(759)	—	(759)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	11,319	11,319
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,477)	(1,477)
Balance at December 31, 2022	16,181,537	(39,127)	60,718,653	1,210,641	14,011	1,185,525
Net income	—	13,551	—	51,139	—	64,690
Issuance of restricted units	—	—	300,889	—	—	—
Forfeiture of restricted units	—	—	(82,481)	—	—	—
Distributions	—	(21,360)	—	(80,211)	—	(101,571)
Stock-based compensation	—	—	—	8,838	—	8,838
Units withheld for employee taxes	—	—	(41,275)	(831)	—	(831)
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(1,827)	(1,827)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,149)	(1,149)
Balance at December 31, 2023	16,181,537	(46,936)	60,895,786	1,189,576	11,035	1,153,675
Net income	—	15,234	—	57,585	—	72,819
Issuance of restricted units	—	—	303,648	—	—	—
Forfeiture of restricted units	—	—	(10,397)	—	—	—
Distributions	—	(21,683)	—	(81,685)	—	(103,368)
Stock-based compensation	—	—	—	7,110	—	7,110
Units withheld for employee taxes	—	—	(50,799)	(1,445)	—	(1,445)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,748)	(2,748)
Other comprehensive loss - unrealized loss on treasury locks	—	—	—	—	(1,345)	(1,345)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(377)	(377)
Balance at December 31, 2024	16,181,537	$(53,385)	61,138,238	$1,171,141	$6,565	$1,124,321

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$72,819	$64,690	$55,877
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(5,781)	(7,239)	(11,489)
Depreciation and amortization	125,461	119,500	123,338
Amortization of debt issuance costs and debt discounts	3,652	3,388	2,581
Provision for uncollectable rental income	1,517	1,439	2,334
Stock-based compensation expense	7,110	8,838	8,690
Settlement of treasury locks	(1,345)	—	—
Other noncash interest expense, net	(377)	(1,149)	(1,477)
Other, net	1,161	266	(252)
Changes in operating assets and liabilities
Change in accounts receivable and deferred rent receivables	(1,787)	(870)	(404)
Change in other assets	(1,266)	(1,141)	(723)
Change in accounts payable and accrued expenses	5,577	765	(1,237)
Change in security deposits payable	140	181	655
Change in other liabilities and deferred credits	225	83	1,179
Net cash provided by operating activities	207,106	188,751	179,072
INVESTING ACTIVITIES
Acquisition of real estate, net	—	—	(45,166)
Capital expenditures	(70,205)	(82,980)	(113,781)
Leasing commissions	(7,202)	(6,907)	(7,374)
Net cash used in investing activities	(77,407)	(89,887)	(166,321)
FINANCING ACTIVITIES
Proceeds from secured notes payable	—	—	75,000
Repayment of secured notes payable	—	—	(111,000)
Proceeds from unsecured line of credit	100,000	—	36,000
Repayment of unsecured line of credit	(100,000)	(36,000)	—
Proceeds from unsecured term loan	—	225,000	—
Repayment of unsecured term loan	—	(150,000)	—
Proceeds from unsecured notes payable	523,273	—	—
Repayment of unsecured notes payable	(200,000)	—	—
Debt issuance costs	(5,388)	(2,145)	(3,697)
Distributions	(103,368)	(101,571)	(98,248)
Shares withheld for employee taxes	(1,445)	(831)	(759)
Net cash provided by (used in) financing activities	213,072	(65,547)	(102,704)
Net increase (decrease) in cash, cash equivalents	342,771	33,317	(89,953)
Cash and cash equivalents, beginning of year	82,888	49,571	139,524
Cash and cash equivalents, end of year	$425,659	$82,888	$49,571

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
We are a vertically integrated and self-administered REIT with 226 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2024, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2024, we owned land at three of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Alamo Quarry Market
Carmel Mountain Plaza	Del Monte Center (held for sale)	Hassalo on Eighth - Retail
South Bay Marketplace	Geary Marketplace
Lomas Santa Fe Plaza	The Shops at Kalakaua
Solana Beach Towne Centre	Waikele Center

Office
La Jolla Commons	One Beach Street	14Acres (formerly known as Eastgate Office Park)
Torrey Reserve Campus	First & Main	Timber Ridge (formerly known as Corporate Campus East III)
Torrey Point	Lloyd Portfolio
Solana Crossing	City Center Bellevue	Timber Springs (formerly known as Bel-Spring 520)
The Landmark at One Market

Multifamily
Loma Palisades	Hassalo on Eighth - Multifamily
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

Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Total interest costs incurred	$82,030	$72,479	$63,997
Interest capitalized	$7,503	$7,773	$5,765
Interest expense, net	$74,527	$64,706	$58,232
Cash paid for interest, net of amounts capitalized	$64,413	$62,003	$56,060
Cash paid for income taxes	$1,247	$1,427	$865
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$14,396	$16,103	$20,832
Accrued leasing commissions	$2,197	$1,726	$2,442
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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other property income was $3.8 million, $3.7 million and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic trends, tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credits held with respect to tenants, and the ability of the tenant to perform under the terms of their lease agreement when evaluating the adequacy of the allowance for doubtful accounts. If our assessment of these factors indicates that it is no longer probable that we will be able to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.
At December 31, 2024 and December 31, 2023, our allowance for doubtful accounts was $2.0 million and $1.4 million, respectively. Total collectability related adjustments for rental income, which includes the allowance for doubtful accounts and deferred rent receivables, was $1.5 million, $1.5 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2024, 2023 and 2022, real estate depreciation expense was $111.7 million, $106.3 million and $108.1 million, respectively.
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
Real Estate Held for Sale
The company classifies long-lived assets or a disposal group to be sold as held for sale during the period when all the necessary criteria are met. The criteria includes (i) management, having the authority to approve the action, commits to a plan to sell the asset or the disposal group, (ii) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated, (iv) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Held for sale properties are evaluated quarterly to ensure that properties continue to meet the held for sale criteria. If properties are required to be reclassified from held for sale to held for use due to changes to a plan of sale, they are recorded at the lower of fair value or the carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. Properties that do not meet the held for sale criteria are accounted for as operating properties.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the company reports the assets and liabilities of the disposal group, if material, in the line items “real estate assets held for sale” and “liabilities related to real estate assets held for sale”, as applicable, on the consolidated balance sheets. A long-lived asset or disposal group that is classified as held for sale is measured at the lower of its cost or estimated fair value less any costs to sell. The fair values of assets held for sale are assessed each reporting period and changes in such fair values are reported as an adjustment to the carrying value of the asset or disposal group with an offset on the consolidated statements of income, to the extent that any subsequent changes in fair value do not exceed the cost basis of the asset or disposal group. Any loss resulting from the transfer of long-lived assets or disposal groups to assets held for sale is recognized in the period during which the held for sale criteria are met.
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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Accordingly, the reduction of estimated future cash flows could result in the recognition of an impairment charge on certain of our long-lived assets. Management has not identified indicators that the value of our real estate investments was impaired at December 31, 2024 or December 31, 2023. There were no impairment charges during the years ended December 31, 2024, 2023 and 2022.

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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2024 and December 31, 2023, we had $350.7 million and $64.1 million, respectively, in excess of the FDIC insured limit. At December 31, 2024 and December 31, 2023, we had $71.2 million and $12.3 million, respectively, in money market funds that are not FDIC insured.
Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. As of December 31, 2024 and 2023, we had no restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At

December 31, 2024 and December 31, 2023 we had no investments in real estate joint ventures, and no other interests in VIEs to be evaluated for consolidated.
Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. For the grants of performance and market-based restricted stock awards in December 2022 (the “2022 grant”), December 2023 (the “2023 grant”), and December 2024 (the “2024 grant”), we measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense ratably over the vesting period.
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
Deferred Compensation
Our Operating Partnership has adopted the American Assets Trust Executive Deferral Plan V (“EDP V”) and the American Assets Trust Executive Deferral Plan VI (“EDP VI”). These plans were adopted by our Operating Partnership as successor plans to those deferred compensation plans maintained by American Assets, Inc. (“AAI”) in which certain employees of AAI, who were transferred to us in connection with the Offering (the “Transferred Participants”), participated prior to the Offering. EDP V and EDP VI contain substantially the same terms and conditions as these predecessor plans. AAI transferred to our Operating Partnership the Transferred Participants' account balances under the predecessor plans. These transferred account balances represent amounts deferred by the Transferred Participants prior to the Offering while they were employed by AAI.
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

Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that requires the quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. We retrospectively adopted ASU 2023-07 during the year ended December 31, 2024. While the adoption has no impact on our financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements, see Note 17 Segment Reporting.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. This pronouncement requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and should be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2024
Land	$226,899	$297,947	$72,668	$76,635	$674,149
Buildings	446,775	1,407,244	407,297	130,594	2,391,910
Land improvements	40,658	16,779	8,515	2,606	68,558
Tenant improvements	78,126	240,099	—	3,020	321,245
Furniture, fixtures, and equipment	629	6,241	12,273	13,019	32,162
Construction in progress (1)	3,302	132,742	1,685	611	138,340
	796,389	2,101,052	502,438	226,485	3,626,364
Accumulated depreciation	(318,352)	(503,594)	(151,422)	(65,510)	(1,038,878)
Net real estate (2)	$478,037	$1,597,458	$351,016	$160,975	$2,587,486
December 31, 2023
Land	$226,899	$297,947	$72,668	$76,635	$674,149
Buildings	445,001	1,325,835	401,536	130,493	2,302,865
Land improvements	39,256	16,108	8,414	2,606	66,384
Tenant improvements	72,938	228,253	—	2,913	304,104
Furniture, fixtures, and equipment	734	6,123	20,323	18,069	45,249
Construction in progress (1)	6,757	189,417	3,676	103	199,953
	791,585	2,063,683	506,617	230,819	3,592,704
Accumulated depreciation	(299,309)	(449,360)	(145,384)	(64,592)	(958,645)
Net real estate (2)	$492,276	$1,614,323	$361,233	$166,227	$2,634,059

(1)     Land related to held for development and construction in progress is included in the Held for Development and Construction in Progress classifications on the consolidated balance sheets.
(2)     Excludes net real estate assets held for sale

Real Estate Assets Held for Sale

As of December 31, 2024, the company had one property under contract for sale, classified as held for sale. The following table presents the assets associated with the property classified as held for sale (in thousands):

	December 31, 2024	December 31, 2023
Assets
Buildings and improvements	$100,567	$99,765
Land	27,117	27,117
Tenant improvements	24,758	21,633
Construction in Progress	1,692	549
Accumulated depreciation	(80,435)	(77,808)
Net real estate assets	73,699	71,256
Other Assets	3,820	2,968
Real estate assets held for sale	$77,519	$74,223

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2024	December 31, 2023
In-place leases	$49,813	$51,488
Accumulated amortization	(35,798)	(32,891)
Above market leases	432	1,724
Accumulated amortization	(403)	(1,658)
Acquired lease intangible assets, net	$14,044	$18,663
Below market leases	$42,420	$44,038
Accumulated accretion	(29,344)	(28,425)
Acquired lease intangible liabilities, net	$13,076	$15,613

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of comprehensive income. Rental income (loss) includes net amortization from acquired above and below market leases of $2.7 million, $3.1 million and $3.3 million in 2024, 2023 and 2022, respectively. The remaining weighted-average amortization period as of December 31, 2024, is 4.5 years, 0.9 years and 11.3 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $8.1 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 7.1 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of in-place leases	$(4,583)	$(4,928)	$(7,188)
Amortization of above market leases	(38)	(41)	(41)
Amortization of below market leases	2,721	3,127	3,348
	$(1,900)	$(1,842)	$(3,881)
As of December 31, 2024, the amortization for acquired leases during the next five years and thereafter (excluding the real estate assets held for sale), assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2025	$3,767	$26	$2,046
2026	3,263	3	1,630
2027	3,012	—	1,315
2028	2,801	—	1,011
2029	773	—	661
Thereafter	399	—	6,413
	$14,015	$29	$13,076

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,968	$—	$2,968	$—	$2,627	$—	$2,627
Interest rate swap asset	$—	$5,215	$—	$5,215	$—	$7,963	$—	$7,963
Interest rate swap liability	$—	$—	$—	$—	$—	$—	$—	$—
The fair value of our secured notes payable and unsecured notes payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable, using rates ranging from 5.8% to 6.8%.

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

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$74,759	$74,231	$74,669	$74,804
Unsecured term loan	$324,739	$325,000	$323,491	$325,000
Unsecured senior guaranteed notes	$599,172	$571,543	$798,772	$770,998
Senior unsecured notes, net	$1,011,845	$959,234	$492,694	$405,860

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasing commissions, net of accumulated amortization of $51,068 and $46,415, respectively	$34,862	$36,257
Interest rate swap asset	5,215	7,963
Acquired above market leases, net	29	66
Acquired in-place leases, net	14,015	18,597
Lease incentives, net of accumulated amortization of $1,171 and $1,198, respectively	1,760	1,174
Other intangible assets, net of accumulated amortization of $2,062 and $1,813, respectively	1,560	1,809
Debt issuance costs on line of credit, net of accumulated amortization of $1,943 and $1,296, respectively	648	1,295
Right-of-use lease asset, net	18,993	21,503
Prepaid expenses, deposits and other	10,655	10,366
Total other assets	$87,737	$99,030
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of comprehensive income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Acquired below market leases, net	$13,076	$15,613
Prepaid rent and deferred revenue	17,408	16,747
Straight-line rent liability	7,692	10,656
Deferred compensation	2,968	2,627
Deferred tax liability	781	784
Lease liability	20,638	23,254
Other liabilities	25	58
Total other liabilities and deferred credits, net	$62,588	$69,739
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.

NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) 3.375% and 6.150% senior notes, (ii) senior guaranteed notes, (iii) third amended and restated credit facility, and (iv) amended and restated term loan agreement, each discussed below.
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2024 and December 31, 2023 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2024	December 31, 2023	as of December 31, 2024
City Center Bellevue (1)	75,000	75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $632 and $542, respectively	(241)	(331)
Total Secured Notes Payable	$74,759	$74,669

(1)Interest only.

The Operating Partnership has provided a carve-out guarantee on the new mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of December 31, 2024, the Operating Partnership was in compliance with these financial covenants.
Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2024 and December 31, 2023 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2024	December 31, 2023	as of December 31, 2024
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	150,000	150,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	75,000	75,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series F (4)	—	100,000	3.78%	(4)	July 19, 2024
Senior Guaranteed Notes, Series B (5)	—	100,000	4.45%		February 2, 2025
Senior Guaranteed Notes, Series C (6)	100,000	100,000	4.50%		April 1, 2025
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(7)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(8)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(9)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	—	6.15%	(10)	October 1, 2034
	1,950,000	1,625,000
Debt discount and issuance costs, net of accumulated amortization of $9,890 and $7,259, respectively	(14,244)	(10,042)
Total Unsecured Notes Payable	$1,935,756	$1,614,958

(1)The Operating Partnership has entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.70% through its maturity date, subject to adjustments based on our consolidated leverage ratio.
(2)On January 5, 2023, we extended Term Loan B and Term Loan C to a maturity date of January 5, 2025 with one, twelve-month extension option and increased the fully drawn borrowings thereunder to $150 million and $75 million, respectively. On January 2, 2025, we repaid the entirety of Term Loan B and Term Loan C.
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
(5)The Senior B Notes were prepaid in full on December 2, 2024, without penalty or premium.
(6)The Senior C Notes were prepaid in full on February 3, 2025, without penalty or premium.
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
(10)The Operating Partnership entered into a treasury lock contract on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 6.209% per annum.

Scheduled principal payments on secured and unsecured notes payable as of December 31, 2024 are as follows (in thousands):

2025 (1)	$325,000
2026	—
2027	425,000
2028	—
2029	100,000
Thereafter	1,175,000
$2,025,000
(1)Term Loan B, Term Loan C and Series C Notes, totaling $325 million in the aggregate, were repaid in full without penalty or premium, subsequent to the year ended December 31, 2024.
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

On September 17, 2024, the Operating Partnership issued $525 million of senior unsecured notes (the “6.150% Senior Notes”) that mature October 1, 2034, and bear interest at 6.150% per annum. The 6.150% Senior Notes were priced at 99.671% of the principal amount with a yield to maturity of 6.194%. The net proceeds of the 6.150% Senior Notes, after the issuance discount, underwriting fees, and other costs, were approximately $518.2 million. To date, the net proceeds were used to repay the $100 million then outstanding balance under our Revolver Loan on September 19, 2024, our Series B Notes in the amount of $100 million on December 2, 2024 and our Series C Notes in the amount of $100 million on February 3, 2025. The remaining net proceeds will be used for working capital and general corporate purposes.

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
As of December 31, 2024, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.15% Senior Notes covenants.

Senior Guaranteed Notes

On October 31, 2014, the Operating Partnership entered into a note purchase agreement (the "Note Purchase Agreement") with a group of institutional purchasers that provided for the private placement of an aggregate of $350 million of senior guaranteed notes, of which (i) $150 million are designated as 4.04% Senior Guaranteed Notes, Series A, due October 31, 2021 (the “Series A Notes”), (ii) $100 million are designated as 4.45% Senior Guaranteed Notes, Series B, due February 2, 2025 (the “Series B Notes”) and (iii) $100 million are designated as 4.50% Senior Guaranteed Notes, Series C, due April 1, 2025 (the “Series C Notes”). The Series A Notes were issued on October 31, 2014, the Series B Notes were issued on February 2, 2015 and the Series C Notes were issued on April 2, 2015. The Series A Notes, the Series B Notes and the Series C Notes will pay interest quarterly on the last day of January, April, July and October until their respective maturities. On January 26, 2021, we repaid the entirety of the $150.0 million Series A Notes with a make-whole payment (as defined in the Note Purchase Agreement) of approximately $3.9 million. On December 2, 2024, we repaid the entirety of the $100 million Series B Notes. On February 3, 2025, we repaid the entirety of the $100 million Series C Notes.

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

On July 19, 2017, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $100 million of 3.78% Senior Guaranteed Notes, Series F, due July 19, 2024 (the "Series F Notes"). The Series F Notes were issued on July 19, 2017 and pay interest semi-annually on the 31st of January and July until their respective maturities. On July 18, 2024, we borrowed $100 million on our Revolver Loan to repay the entirety of our $100 million Series F Notes upon their maturity on July 19, 2024.

On July 30, 2019, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $150 million of 3.91% Senior Guaranteed Notes, Series G, due July 30, 2030 (the "Series G Notes" and collectively with the Series A Notes, Series B Notes, Series C Notes, Series D Notes, Series E Notes, Series F Notes and Series G Notes are referred to herein as, the “Notes".) The Series G Notes were issued on July 30, 2019 and pay interest semi-annually on the 30th of July and January until their maturity.
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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2024, the Operating Partnership was in compliance with all loan covenants.

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. Term Loan A matures on January 5, 2027, with no further extension options. As of December 31, 2024, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $0.65 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the year ended December 31, 2024, the weighted average interest rate on the Revolver Loan was 6.37%.
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
As of December 31, 2024, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

Amended and Restated Term Loan Agreement

On January 5, 2023, we entered into the amended and restated term loan agreement he (the “Amended and Restated Term Loan Agreement”), which amended and restated our then-existing term loan agreement. The Amended and Restated Term Loan Agreement provides to the Operating Partnership a term loan of $150 million (“Term Loan B”) and a term loan of $75 million (“Term Loan C”), each maturing on January 5, 2025, with one, twelve-month extension option, subject to certain conditions. As of December 31, 2024, the entirety of the principal amounts of Term Loan B and Term Loan C were outstanding. On January 2, 2025, we repaid the entirety of Term Loan B and Term Loan C.

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
The following is a summary of the terms of the interest rate swaps as of December 31, 2024 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$2,571
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$2,573
Wells Fargo Bank, N.A.	$150,000	1/5/2023	1/5/2025	$69
Mizuho Capital Markets LLC	$75,000	1/5/2023	1/5/2025	$2
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

The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded as accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. For the next twelve months, we estimate that $1.0 million will be reclassified as a decrease to interest expense.

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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2024, the Operating Partnership had 16,181,537 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 78.9% of the Operating Partnership at December 31, 2024. The remaining 21.1% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2024, 2023 and 2022, no common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On December 3, 2021, we entered into a new ATM equity program, with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2024, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2024, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of December 31, 2024, we have no obligation to sell the remaining shares available for sale under the active ATM equity program.
Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2024. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2024, 2023 and 2022:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2022	$0.320	January 1, 2022 to March 31, 2022	March 24, 2022
Second Quarter 2022	$0.320	April 1, 2022 to June 30, 2022	June 23, 2022
Third Quarter 2022	$0.320	July 1, 2022 to September 30, 2022	September 22, 2022
Fourth Quarter 2022	$0.320	October 1, 2022 to December 31, 2022	December 22, 2022
First Quarter 2023	$0.330	January 1, 2023 to March 31, 2023	March 23, 2023
Second Quarter 2023	$0.330	April 1, 2023 to June 30, 2023	June 22, 2023
Third Quarter 2023	$0.330	July 1, 2023 to September 30, 2023	September 21, 2023
Fourth Quarter 2023	$0.330	October 1, 2023 to December 31, 2023	December 21, 2023
First Quarter 2024	$0.335	January 1, 2024 to March 31, 2024	March 21, 2024
Second Quarter 2024	$0.335	April 1, 2024 to June 30, 2024	June 20, 2024
Third Quarter 2024	$0.335	July 1, 2024 to September 30, 2024	September 19, 2024
Fourth Quarter 2024	$0.335	October 1, 2024 to December 31, 2024	December 19, 2024
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

	Year Ended December 31,
	2024		2023		2022
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$1.09	81.5%	$1.20	90.6%	$1.18	92.1%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.25	18.5%	0.12	9.4%	0.10	7.9%
Total	$1.34	100.0%	$1.32	100.0%	$1.28	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan, which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. In June 2020, at the annual shareholder meeting, the shareholders approved the Amended and Restated 2011 Equity Incentive Award Plan (the "Amended and Restated 2011 Plan"). An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the Amended and Restated 2011 Plan, and as of December 31, 2024, 1,672,303 shares of common stock remain available for future issuance.

The following shares of restricted common stock have been issued as of December 31, 2024:

Grant	Fair Value at Grant Date	Number
June 7, 2022 (1)	32.94	6,072
December 7, 2022 (2)	18.53 - 19.52	319,610
June 5, 2023 (1)	19.33	10,348
December 7, 2023 (3)	14.65 - 15.54	290,541
June 3, 2024 (1)	21.79	9,180
December 4, 2024 (4)	19.83 - 20.79	236,052
December 4, 2024 (5)	28.47	58,416
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
(4)    Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2025, 2026 and 2027, subject to the employee's continued employment on those dates.
(5)    Time-based restricted common stock issued to Mr. Wyll related to his transition to Chief Executive Officer, which are eligible to vest in substantially equal one-third tranches on December 4, 2025, December 4, 2026 and December 4, 2027, subject to Mr. Wyll's continued employment on those dates.

For the 2022, 2023, and 2024 grants, the fair value of the awards was estimated using a Monte Carlo Simulation model. For the 2022, 2023, and 2024 grants, vesting is subject to multiple vesting conditions as follows: (1) a service condition which requires continued employment of the employee as of each vesting date during the three-year vesting term for the employee to be eligible for vesting, (2) a performance condition with respect to our FFO per share for the FFO performance periods and (3) a market condition with respect to our relative total shareholder return performance over a one-year, two-year and three-year performance as compared to a pre-determined index. On each measurement date the performance condition and market condition performance will determine the number of shares that vest. We measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense over the vesting period. For the restricted stock grants that are time-vesting, issued to our non-employee directors, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2024:

	2024
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	585,865	$17.95
Granted	303,648	21.93
Vested	(278,178)	19.15
Forfeited	(10,397)	18.30
Balance at end of year	600,938	$19.40
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $7.1 million, $8.8 million and $8.7 million in noncash compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively, each of which is included in general and administrative expense on the statement of comprehensive income. Unrecognized compensation expense was $9.4 million at December 31, 2024, which will be recognized over a weighted-average period of 1.60 years.

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2024, 2023 and 2022, we had a weighted average of approximately 583,512 shares, 573,344 shares and 489,765 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2024, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
    The calculation of diluted earnings per unit for the year ended December 31, 2024, 2023 and 2022 does not include 583,512, 573,344, and 489,765 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive.
The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
NUMERATOR
Net income	$72,819	$64,690	$55,877
Less: Net income attributable to restricted shares	(787)	(761)	(648)
Less: Income attributable to unitholders in the Operating Partnership	(15,234)	(13,551)	(11,723)
Net income attributable to common stockholders—basic	$56,798	$50,378	$43,506
Income attributable to American Assets Trust, Inc. common stockholders—basic	$56,798	$50,378	$43,506
Plus: Income attributable to unitholders in the Operating Partnership	15,234	13,551	11,723
Net income attributable to common stockholders—diluted	$72,032	$63,929	$55,229
DENOMINATOR
Weighted average common shares outstanding—basic	60,333,055	60,158,976	60,048,970
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,514,592	76,340,513	76,230,507

Earnings per common share, basic	$0.94	$0.84	$0.72

Earnings per common share, diluted	$0.94	$0.84	$0.72

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
A deferred tax asset is included in our consolidated balance sheets of $1.0 million and $0.9 million, and a deferred tax liability is included in our consolidated balance sheets of $0.8 million and $0.8 million as of December 31, 2024 and 2023, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$31	$86	$—
State	962	1,191	1,063
Deferred:
Federal	—	(21)	8
State	(107)	(215)	(221)
Provision for income taxes	$886	$1,041	$850

NOTE 12. COMMITMENTS AND CONTINGENCIES
Legal
We are sometimes involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.
We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. As of December 31, 2024, no litigation liabilities have been accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also, under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the properties due to certain matters relating to the tenants' operations at our properties.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $8.2 million based on operating performance through December 31, 2024.

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
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Fifteen of our consolidated properties, representing 43.2% and 41.2% of our total revenue for the year ended December 31, 2024 and 2023, respectively, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 14.8% and 15.1% of total revenues for the year ended December 31, 2024 and 2023, respectively.
Tenants in the office industry accounted for 47.1% and 47.1% of total revenues for the years December 31, 2024 and 2023, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
Tenants in the retail industry accounted for 23.8% and 23.7% of total revenues for the years December 31, 2024 and 2023, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center combined accounted for 8.8% and 9.0% of total revenues for the years ended December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2024, Google LLC at The Landmark at One Market accounted for 9.5% of total annualized base rent. Three other tenants (LPL Holdings, Inc., Autodesk, Inc., and Smartsheet, Inc.) comprise 14.4% of our total annualized base rent at December 31, 2024, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2024 for our office properties, retail properties and the retail portion of our mixed-use property.
NOTE 13. LEASES
Lessor Operating Leases

We determine if an arrangement is a lease at inception. Our lease agreements are generally for real estate, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. We lease real estate under operating leases.
Our leases with office, retail, mixed-use and residential tenants are classified as operating leases. Leases at our office and retail properties and the retail portion of our mixed-use property generally range from three years to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for cost recoveries for the tenant’s share of certain operating costs. Our leases may also include variable lease payments in the form of percentage rents based on the tenant’s level of sales achieved in excess of a breakpoint threshold. Leases on apartments generally range from seven months to fifteen months, with a majority having 12 month lease terms. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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
At December 31, 2024, our office, retail and mixed-use properties are located in five states: California, Washington, Oregon, Texas and Hawaii. At December 31, 2024, we had approximately 864 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California and Portland, Oregon, and we had 1,849 leases with residential tenants at December 31, 2024, excluding Santa Fe Park RV Resort.
As of December 31, 2024, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property (excluding the real estate assets held for sale) are as follows for the years ended December 31 (in thousands):

2025	$246,612
2026	237,403
2027	211,390
2028	167,064
2029	109,389
Thereafter	181,947
Total	$1,153,805
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
At The Landmark at One Market, we lease, as lessee, a building adjacent to The Landmark at One Market under an operating lease effective through June 30, 2026, which we have the option to extend until 2031 by way of the remaining five years extension option (the "Annex Lease"). The lease payments under the extension option provided for under the Annex Lease will be equal to the fair rental value at the time the extension option is exercised. The extension option is included in the calculation of the right-of-use asset and lease liability as we are reasonably certain of exercising the extension option. In March 2020, we exercised a five-year extension option to extend the Annex Lease through June 30, 2026, which was memorialized in a lease amendment executed in August 2020 that additionally modified other certain lease payment terms.
Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments.

Current annual payments under the operating leases are as follows, as of December 31, 2024 (in thousands):

Year Ending December 31,
2025	$3,531
2026	3,584
2027	3,584
2028	3,584
2029	3,584
Thereafter	5,375
Total lease payments	23,242
Imputed interest	(2,604)
Present value of lease liability	$20,638

Lease costs under the operating leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$3,727	$3,713
Sublease income	(3,445)	(3,664)
Total lease (income) cost	$282	$49

Weighted-average remaining lease term - operating leases (in years)	6.5
Weighted-average discount rate - operating leases	3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,428	$3,328

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through December 31, 2029. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Minimum rents
Office	$197,256	$200,870	$196,793
Retail	102,848	99,504	95,574
Multifamily	61,112	57,643	53,816
Mixed-Use	12,359	12,194	11,590
Percentage rent	4,353	3,625	4,004
Hotel revenue	43,030	42,881	38,115
Other	2,652	2,656	2,615
Total rental income	$423,611	$419,373	$402,507
Minimum rents include $3.1 million, $3.9 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $2.7 million, $3.1 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, to recognize the amortization of above and below market leases.
The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental operating	$56,810	$53,028	$47,832
Hotel operating	29,903	29,380	25,833
Repairs and maintenance	23,214	22,639	22,222
Marketing	3,054	3,485	2,379
Rent	3,585	3,536	3,215
Hawaii excise tax	4,516	4,387	4,081
Management fees	2,421	2,346	2,083
Total rental expenses	$123,503	$118,801	$107,645

NOTE 15. OTHER (EXPENSE) INCOME
The principal components of other (expense) income, net are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest and investment income	$9,031	$2,175	$225
Income tax (expense) benefit	(886)	(1,041)	(850)
Other non-operating income (expense)	10,002	6,515	—
Total other income (expense)	$18,147	$7,649	$(625)
For the year ended December 31, 2024, other non-operating income includes the net settlement payment of approximately $10.0 million received on January 2, 2024 related to building specifications for one of the existing buildings at our office project in University Town Center (San Diego). For the year ended December 31, 2023, other non-operating income includes the settlement payment of approximately $6.5 million received on January 3, 2023 related to certain building systems at our Hassalo on Eighth property.

NOTE 16. RELATED PARTY TRANSACTIONS
During the first quarter of 2019, we terminated the lease agreement with American Assets, Inc. ("AAI"), an entity owned and controlled by Mr. Rady, and entered into a new lease agreement with AAI for office space at Torrey Reserve Campus. Rents commenced on March 1, 2019 for an initial lease term of three years at an average annual rental rate of $0.2 million. During the third quarter of 2020, we entered into a new lease with AAI for office space at Torrey Point to replace its existing lease at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the leases of $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in rental income on the consolidated statements of comprehensive income.

At Torrey Reserve Campus, we lease space to Ensight, Inc, or Ensight (formerly EDisability, LLC), an entity majority owned and controlled by Mr. Rady. During the fourth quarter of 2020, we entered into a lease termination agreement with Ensight and entered into a new lease agreement for office space at Torrey Reserve Campus. Rents under the new lease agreement commenced on June 1, 2021 for an initial three years at an average rental rate of $0.1 million. During the first quarter of 2024, we entered into a lease amendment with Ensight for a two-year extension term at an average annual rental rate of $0.1 million. Rent revenue recognized on the lease of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in rental income on the consolidated statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the years ending December 31, 2024, 2023 and 2022, we incurred approximately $0.2 million, $0.2 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2024, Mr. Rady and his affiliates owned approximately 16.5% of our outstanding common stock and 19.3% of our outstanding common units, which together represent an approximate 35.7% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.1 million, $1.1 million and $1.3 million were made for the years ended December 31, 2024, 2023 and 2022, respectively, and included in rental expenses on the statements of comprehensive income.
NOTE 17. SEGMENT REPORTING
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The pronouncement requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss. For the year ended December 31, 2024, the CODM for the company is comprised of our executive management team: Mr. Rady, our Chief Executive Officer (through December 31, 2024) and Executive Chairman (effective January 1, 2025), Mr. Wyll, our President and Chief Operating Officer (through December 31, 2024), and Chief Executive Officer (effective January 1, 2025) and Mr. Barton, our Chief Financial Officer.
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
We operate in four reportable business segments: the acquisition, redevelopment, ownership and management of retail real estate, office real estate, multifamily real estate and mixed-use real estate. The products for our retail segment primarily include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our office segment primarily include rental of office space and other tenant services, including tenant reimbursements, parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services. The products of our mixed-use segment include rental of retail space and other tenant services, including tenant reimbursements, parking and storage space rental and operation of a 369-room all-suite hotel.

Regular reportable segment updates are provided directly to the CODM. These updates include the performance of our segments based on segment profit which is defined as property revenue less property expenses, and this serves as the profit or loss measure used by the CODM for performance assessment and resource allocation. We consider segment profit to be an appropriate supplemental measure to net income because it assists both investors and the CODM in understanding the core operations of our properties. Segment profit provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate and the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing a perspective on operations not immediately apparent from net income.
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
A significant segment expense is a category of expenses and amounts regularly provided to the CODM that is included in the calculation of each reported measure of segment profit or loss. Further, the CODM will use this measure to assess segment performance in deciding how to allocate resources. Significant expenses included in the reportable segment profit or loss measure are presented by rental expenses and real estate taxes for each reportable segment. Rental expenses includes facilities service expense, utilities expense, repairs and maintenance expense, insurance expense and other costs.
The following table represents the significant segment expenses and operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Office
Property revenue	$215,778	$207,856	$203,391
Rental Expenses	43,181	40,627	36,985
Real Estate Taxes	19,053	20,712	20,493
Property expense	62,234	61,339	57,478
Segment profit	153,544	146,517	145,913
Total Retail
Property revenue	109,040	104,767	100,912
Rental Expenses	18,578	18,008	16,631
Real Estate Taxes	13,930	13,432	13,675
Property expense	32,508	31,440	30,306
Segment profit	76,532	73,327	70,606
Total Multifamily
Property revenue	65,372	61,830	58,139
Rental Expenses	21,603	20,788	19,152
Real Estate Taxes	7,186	7,237	7,104
Property expense	28,789	28,025	26,256
Segment profit	36,583	33,805	31,883
Total Mixed-Use
Property revenue	67,665	66,711	60,206
Rental Expenses	40,141	39,378	34,877
Real Estate Taxes	4,055	3,775	3,516
Property expense	44,196	43,153	38,393
Segment profit	23,469	23,558	21,813
Total segments’ profit	$290,128	$277,207	$270,215

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total segments' profit	$290,128	$277,207	$270,215
General and administrative	(35,468)	(35,960)	(32,143)
Depreciation and amortization	(125,461)	(119,500)	(123,338)
Interest expense, net	(74,527)	(64,706)	(58,232)
Loss on early extinguishment of debt	—	—	—
Other income (expense), net	18,147	7,649	(625)
Net income	72,819	64,690	55,877
Net income attributable to restricted shares	(787)	(761)	(648)
Net income attributable to unitholders in the Operating Partnership	(15,234)	(13,551)	(11,723)
Net income attributable to American Assets Trust, Inc. stockholders	$56,798	$50,378	$43,506
The following table shows net real estate and secured note payable balances for each of the reportable segments, along with their capital expenditures for each year (in thousands):

	December 31, 2024	December 31, 2023
Net real estate
Office	$1,597,458	$1,614,323
Retail (1)	478,037	492,276
Multifamily	351,016	361,233
Mixed-Use	160,975	166,227
	$2,587,486	$2,634,059
Secured Notes Payable (2)
Office	$75,000	$75,000
Retail	—	—
	$75,000	$75,000
Capital Expenditures (3)
Office	$56,720	$71,336
Retail	13,568	8,856
Multifamily	5,637	5,902
Mixed-Use	1,482	3,793
	$77,407	$89,887
(1)Excludes the real estate assets held for sale.
(2)Excludes unamortized debt issuance costs of $0.2 million and $0.3 million as of December 31, 2024 and 2023, respectively.
(3)Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2024 and 2023 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total revenue	$113,460	$122,810	$110,890	$110,695
Operating income	30,048	37,808	30,794	30,549
Net income	11,584	21,318	15,294	24,623
Net income attributable to restricted shares	(202)	(194)	(195)	(196)
Net income attributable to unitholders in the Operating Partnership	(2,405)	(4,467)	(3,195)	(5,167)
Net income attributable to American Assets Trust, Inc. stockholders	$8,977	$16,657	$11,904	$19,260
Net income per share attributable to common stockholders - basic and diluted	$0.15	$0.28	$0.20	$0.32

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total revenue	$112,491	$111,198	$109,721	$107,754
Operating income	29,399	31,139	31,492	29,716
Net income	13,492	15,135	15,397	20,666
Net income attributable to restricted shares	(193)	(189)	(190)	(189)
Net income attributable to unitholders in the Operating Partnership	(2,818)	(3,168)	(3,224)	(4,341)
Net income attributable to American Assets Trust, Inc. stockholders	$10,481	$11,778	$11,983	$16,136
Net income per share attributable to common stockholders - basic and diluted	$0.17	$0.20	$0.20	$0.27

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2024 and 2023 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total revenue	$113,460	$122,810	$110,890	$110,695
Operating income	30,048	37,808	30,794	30,549
Net income	11,584	21,318	15,294	24,623
Net income attributable to restricted shares	(202)	(194)	(195)	(196)
Net income attributable to American Assets Trust, L.P. unit holders	$11,382	$21,124	$15,099	$24,427
Net income per unit attributable to unit holders - basic and diluted	$0.15	$0.28	$0.20	$0.32

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total revenue	$112,491	$111,198	$109,721	$107,754
Operating income	29,399	31,139	31,492	29,716
Net income	13,492	15,135	15,397	20,666
Net income attributable to restricted shares	(193)	(189)	(190)	(189)
Net income attributable to American Assets Trust, L.P. unit holders	$13,299	$14,946	$15,207	$20,477
Net income per unit attributable to common unit holders - basic and diluted	$0.17	$0.20	$0.20	$0.27

NOTE 19. SUBSEQUENT EVENTS
On January 2, 2025, we repaid in full the $225 million outstanding balance on our Term Loan B and Term Loan C under the Amended and Restated Term Loan Agreement.
On February 3, 2025, we repaid in full the $100 million outstanding balance on our Series C Notes under the Note Purchase Agreement.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2024	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2024		Accumulated Depreciation and Amortization	Year Built/ Most Recent Renovation	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$33,816	$26,816	$142,690	$(81,971)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	14,094	4,200	14,094	(10,787)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	43,388	31,034	100,048	(60,361)	1994/2020	3/28/2003	35 years
Gateway Marketplace	—	17,363	21,644	1,175	17,363	22,819	(6,264)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	297	8,239	12,650	(4,789)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	27,886	597	27,289	(11,071)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	14,043	8,620	25,305	(21,007)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	157	14,006	10,961	(6,362)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	—	40,980	38,842	5,413	40,980	44,255	(19,609)	1973/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	13,022	4,401	13,022	(9,544)	1997/2018	9/16/1995	35 years
Waikele Center	—	55,593	126,858	44,549	70,644	156,356	(86,587)	1993/2008	9/16/2004	35 years
City Center Bellevue	75,000	25,135	190,998	56,692	25,135	247,690	(91,763)	1987/2023	8/21/2012	40 years
14Acres	—	35,822	82,737	15,776	35,822	98,513	(10,680)	1985/2024	7/7/2021	40 years
Timber Ridge	—	23,203	55,992	4,417	23,203	60,409	(7,044)	1986	9/10/2021	40 years
Timber Springs	—	13,744	30,339	1,783	13,744	32,122	(3,365)	1983	3/8/2022	40 years
First & Main	—	14,697	109,739	12,950	14,697	122,689	(49,372)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	34,966	34,575	176,162	(70,137)	1917/2000	6/30/2010	40 years
Lloyd Portfolio	—	18,660	61,401	111,153	11,845	179,369	(72,353)	1940/2022	7/1/2011	40 years
One Beach Street	—	15,332	18,017	43,525	15,332	61,542	(5,091)	1924/2024	1/24/2012	40 years
Solana Crossing:
Solana Crossing I-II	—	7,111	17,100	10,549	7,111	27,649	(10,602)	1982/2022	1/19/2011	40 years
Solana Crossing III-IV	—	7,298	27,887	9,660	7,298	37,547	(14,358)	1982/2022	1/19/2011	40 years
Solana Crossing Land	—	487	—	—	487	—	—	N/A	1/19/2011	N/A
Torrey Reserve Campus:
Torrey Plaza	—	4,095	—	63,357	5,408	62,044	(29,687)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	—	3,263	—	38,118	4,309	37,072	(18,317)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	38,918	4,226	37,977	(20,197)	1996-1997	6/6/1989	40 years
Pacific VC	—	1,413	—	10,939	2,148	10,204	(7,022)	1998-2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,963	911	1,767	(1,209)	1996-1997	6/6/1989	40 years
Torrey Reserve Building 6	—	—	—	6,833	682	6,151	(1,922)	2013	6/6/1989	40 years
Torrey Reserve Building 5	—	—	—	3,573	1,017	2,556	(598)	2014	6/6/1989	40 years
Torrey Reserve Building 13 & 14	—	—	—	16,631	2,188	14,443	(5,674)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	49,900	5,050	47,664	(12,140)	2018	5/9/1997	40 years
La Jolla Commons
La Jolla Commons I-II	—	62,312	393,662	18,804	62,312	412,466	(71,999)	2008/2014	6/20/2019	40 years
La Jolla Commons Land	—	20,446	—	127,070	20,446	127,070	(63)	N/A	6/20/2019	N/A
Imperial Beach Gardens	—	1,281	4,820	8,873	1,281	13,693	(8,808)	1959/2023	7/31/1985	30 years
Loma Palisades	—	14,000	16,570	39,635	14,052	56,153	(34,564)	1958/2022	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	1,945	2,744	6,485	(4,608)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	1,516	401	2,444	(1,768)	1971/2008	6/1/1979	30 years

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2024	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2024		Accumulated Depreciation and Amortization	Year Built/ Most Recent Renovation	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Pacific Ridge Apartments	—	47,971	178,497	1,492	47,971	179,989	(48,549)	2013	4/28/2017	30 years
Hassalo on Eighth - Multifamily	—	—	—	177,226	6,219	171,007	(53,126)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	2,304	45,995	77,247	(32,022)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	12,573	30,640	72,602	(33,488)	2008/2020	1/19/2011	35 years
	$75,000	$638,940	$1,866,443	$1,120,981	$674,149	$2,952,215	$(1,038,878)
The table above excludes the real estate assets held for sale as of December 31, 2024
(1) For Federal tax purposes, the aggregate tax basis is approximately $2.5 billion as of December 31, 2024, excluding the real estate assets held for sale.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Real estate assets
Balance, beginning of period	$3,741,768	3,671,469	3,529,371
Additions:
Property acquisitions	—	—	44,076
Improvements	68,484	78,249	116,613
Deductions:
Real estate assets held for sale	(154,134)	—	—
Other (1)	(29,754)	(7,950)	(18,591)
Balance, end of period	$3,626,364	$3,741,768	$3,671,469
Accumulated depreciation
Balance, beginning of period	$1,036,453	$936,913	$847,390
Additions—depreciation	111,727	106,306	108,118
Deductions:
Real estate assets held for sale	(80,435)	—	—
Other (2)	(28,867)	(6,766)	(18,595)
Balance, end of period	$1,038,878	$1,036,453	$936,913

(1)Other deductions for the years ended December 31, 2024, 2023 and 2022 represent the write-off of fully depreciated assets and certain incomplete development costs written off.
(2)Other deductions for the years ended December 31, 2024, 2023 and 2022 represent the write-off of fully depreciated assets.