Form 10-Q
period 2025-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2025-05-02
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

American Assets Trust, Inc. had 61,134,730 shares of common stock, par value $0.01 per share, outstanding as of May 2, 2025.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2025 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2025, American Assets Trust, Inc. owned an approximate 78.9% partnership interest in the Operating Partnership. The remaining approximately 21.1% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,521,083	$3,449,009
Construction in progress	185,202	176,868
Held for development	487	487
	3,706,772	3,626,364
Accumulated depreciation	(1,064,424)	(1,038,878)
Real estate, net	2,642,348	2,587,486
Cash and cash equivalents	143,915	425,659
Accounts receivable, net	7,104	6,905
Deferred rent receivables, net	87,170	88,059
Other assets, net	87,251	87,737
Real estate assets held for sale	—	77,519
TOTAL ASSETS	$2,967,788	$3,273,365
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,782	$74,759
Unsecured notes payable, net	1,611,299	1,935,756
Accounts payable and accrued expenses	57,763	63,693
Security deposits payable	8,913	8,896
Other liabilities and deferred credits, net	62,671	62,588
Liabilities related to real estate assets held for sale	—	3,352
Total liabilities	1,815,428	2,149,044
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 61,134,730 and 61,138,238 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	611	611
Additional paid-in capital	1,476,539	1,474,869
Accumulated dividends in excess of net income	(282,387)	(304,339)
Accumulated other comprehensive income	3,617	4,760
Total American Assets Trust, Inc. stockholders’ equity	1,198,380	1,175,901
Noncontrolling interests	(46,020)	(51,580)
Total equity	1,152,360	1,124,321
TOTAL LIABILITIES AND EQUITY	$2,967,788	$3,273,365
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2025	2024
REVENUE:
Rental income	$102,951	$105,021
Other property income	5,656	5,674
Total revenue	108,607	110,695
EXPENSES:
Rental expenses	30,300	29,841
Real estate taxes	11,005	11,246
General and administrative	9,312	8,842
Depreciation and amortization	30,494	30,217
Total operating expenses	81,111	80,146
Gain on sale of real estate	44,476	—
OPERATING INCOME	71,972	30,549
Interest expense, net	(18,780)	(16,255)
Other income, net	915	10,329
NET INCOME	54,107	24,623
Net income attributable to restricted shares	(203)	(196)
Net income attributable to unitholders in the Operating Partnership	(11,369)	(5,167)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$42,535	$19,260

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.70	$0.32
Weighted average shares of common stock outstanding - basic	60,537,300	60,309,921

Earnings per common share, diluted	$0.70	$0.32
Weighted average shares of common stock outstanding - diluted	76,718,837	76,491,458

DIVIDENDS DECLARED PER COMMON SHARE	$0.340	$0.335

COMPREHENSIVE INCOME
Net income	$54,107	$24,623
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(1,192)	1,392
Reclassification of amortization of forward-starting swap included in interest expense	(258)	(98)
Comprehensive income	52,657	25,917
Comprehensive income attributable to non-controlling interests	(11,062)	(5,439)
Comprehensive income attributable to American Assets Trust, Inc.	$41,595	$20,478
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2024	61,138,238	$611	$1,474,869	$(304,339)	$4,760	$(51,580)	$1,124,321
Net income	—	—	—	42,738	—	11,369	54,107
Forfeiture of restricted stock	(3,508)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,786)	—	(5,502)	(26,288)
Stock-based compensation	—	—	1,670	—	—	—	1,670
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	(939)	(253)	(1,192)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2025	61,134,730	$611	$1,476,539	$(282,387)	$3,617	$(46,020)	$1,152,360

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2023	60,895,786	$609	$1,469,206	$(280,239)	$8,282	$(44,183)	$1,153,675
Net income	—	—	—	19,456	—	5,167	24,623
Forfeiture of restricted stock	(1,295)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,400)	—	(5,421)	(25,821)
Stock-based compensation	—	—	1,617	—	—	—	1,617
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	1,100	292	1,392
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(20)	(98)
Balance at March 31, 2024	60,894,491	$609	$1,470,823	$(281,183)	$9,304	$(44,165)	$1,155,388

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$54,107	$24,623
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	116	(3,150)
Depreciation and amortization	30,494	30,217
Amortization of debt issuance costs and debt discounts	728	835
Provision for uncollectible rental income	(10)	418
Gain on sale of real estate	(44,476)	—
Stock-based compensation expense	1,670	1,617
Other noncash interest expense, net	(258)	(98)
Other, net	731	(556)
Changes in operating assets and liabilities
Change in accounts receivable	1,432	(227)
Change in other assets	(682)	(107)
Change in accounts payable and accrued expenses	(7,492)	979
Change in security deposits payable	(219)	(19)
Change in other liabilities and deferred credits	728	246
Net cash provided by operating activities	36,869	54,778
INVESTING ACTIVITIES
Acquisition of real estate	(67,879)	—
Capital expenditures	(16,445)	(10,939)
Proceeds from sale of real estate, net of selling costs	117,784	—
Leasing commissions	(785)	(2,353)
Net cash provided by (used in) investing activities	32,675	(13,292)
FINANCING ACTIVITIES
Repayment of unsecured term loan	(225,000)	—
Repayment of unsecured notes payable	(100,000)	—
Dividends paid to common stock and unitholders	(26,288)	(25,821)
Net cash used in financing activities	(351,288)	(25,821)
Net (decrease) increase in cash and cash equivalents	(281,744)	15,665
Cash and cash equivalents, beginning of period	425,659	82,888
Cash and cash equivalents, end of period	$143,915	$98,553

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,521,083	$3,449,009
Construction in progress	185,202	176,868
Held for development	487	487
	3,706,772	3,626,364
Accumulated depreciation	(1,064,424)	(1,038,878)
Real estate, net	2,642,348	2,587,486
Cash and cash equivalents	143,915	425,659
Accounts receivable, net	7,104	6,905
Deferred rent receivables, net	87,170	88,059
Other assets, net	87,251	87,737
Real estate assets held for sale	—	77,519
TOTAL ASSETS	$2,967,788	$3,273,365
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,782	$74,759
Unsecured notes payable, net	1,611,299	1,935,756
Accounts payable and accrued expenses	57,763	63,693
Security deposits payable	8,913	8,896
Other liabilities and deferred credits, net	62,671	62,588
Liabilities related to real estate assets held for sale	—	3,352
Total liabilities	1,815,428	2,149,044
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	(47,518)	(53,385)
General partner's capital, 61,134,730 and 61,138,238 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,194,763	1,171,141
Accumulated other comprehensive income	5,115	6,565
Total capital	1,152,360	1,124,321
TOTAL LIABILITIES AND CAPITAL	$2,967,788	$3,273,365

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2025	2024
REVENUE:
Rental income	$102,951	$105,021
Other property income	5,656	5,674
Total revenue	108,607	110,695
EXPENSES:
Rental expenses	30,300	29,841
Real estate taxes	11,005	11,246
General and administrative	9,312	8,842
Depreciation and amortization	30,494	30,217
Total operating expenses	81,111	80,146
Gain on sale of real estate	44,476	—
OPERATING INCOME	71,972	30,549
Interest expense, net	(18,780)	(16,255)
Other income, net	915	10,329
NET INCOME	54,107	24,623
Net income attributable to restricted shares	(203)	(196)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$53,904	$24,427

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.70	$0.32
Weighted average units outstanding - basic	76,718,837	76,491,458

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.70	$0.32
Weighted average units outstanding - diluted	76,718,837	76,491,458

DISTRIBUTIONS PER UNIT	$0.340	$0.335

COMPREHENSIVE INCOME
Net income	$54,107	$24,623
Other comprehensive income - unrealized (loss) income on swap derivatives during the period	(1,192)	1,392
Reclassification of amortization of forward-starting swap included in interest expense	(258)	(98)
Comprehensive income	52,657	25,917
Comprehensive income attributable to Limited Partners	(11,062)	(5,439)
Comprehensive income attributable to General Partner	$41,595	$20,478

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2024	16,181,537	$(53,385)	61,138,238	$1,171,141	$6,565	$1,124,321
Net income	—	11,369	—	42,738	—	54,107
Forfeiture of restricted units	—	—	(3,508)	—	—	—
Distributions	—	(5,502)	—	(20,786)	—	(26,288)
Stock-based compensation	—	—	—	1,670	—	1,670
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(1,192)	(1,192)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2025	16,181,537	$(47,518)	61,134,730	$1,194,763	$5,115	$1,152,360

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2023	16,181,537	$(46,936)	60,895,786	$1,189,576	$11,035	$1,153,675
Net income	—	5,167	—	19,456	—	24,623
Forfeiture of restricted units	—	—	(1,295)	—	—	—
Distributions	—	(5,421)	—	(20,400)	—	(25,821)
Stock-based compensation	—	—	—	1,617	—	1,617
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	1,392	1,392
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at March 31, 2024	16,181,537	$(47,190)	60,894,491	$1,190,249	$12,329	$1,155,388

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$54,107	$24,623
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	116	(3,150)
Depreciation and amortization	30,494	30,217
Amortization of debt issuance costs and debt discounts	728	835
Provision for uncollectible rental income	(10)	418
Gain on sale of real estate	(44,476)	—
Stock-based compensation expense	1,670	1,617
Other noncash interest expense, net	(258)	(98)
Other, net	731	(556)
Changes in operating assets and liabilities
Change in accounts receivable	1,432	(227)
Change in other assets	(682)	(107)
Change in accounts payable and accrued expenses	(7,492)	979
Change in security deposits payable	(219)	(19)
Change in other liabilities and deferred credits	728	246
Net cash provided by operating activities	36,869	54,778
INVESTING ACTIVITIES
Acquisition of real estate	(67,879)	—
Capital expenditures	(16,445)	(10,939)
Proceeds from sale of real estate, net of selling costs	117,784	—
Leasing commissions	(785)	(2,353)
Net cash provided by (used in) investing activities	32,675	(13,292)
FINANCING ACTIVITIES
Repayment of unsecured term loan	(225,000)	—
Repayment of unsecured notes payable	(100,000)	—
Distributions	(26,288)	(25,821)
Net cash used in financing activities	(351,288)	(25,821)
Net (decrease) increase in cash and cash equivalents	(281,744)	15,665
Cash and cash equivalents, beginning of period	425,659	82,888
Cash and cash equivalents, end of period	$143,915	$98,553

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
As of March 31, 2025, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2025, we owned land at three of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

Office
La Jolla Commons	One Beach Street	14Acres (formerly known as Eastgate Office Park)
Torrey Reserve Campus	First & Main	Timber Ridge (formerly known as Corporate Campus East III)
Torrey Point	Lloyd Portfolio
Solana Crossing	City Center Bellevue	Timber Springs (formerly known as Bel-Spring 520)
The Landmark at One Market

Retail
Carmel Country Plaza	Gateway Marketplace	Hassalo on Eighth - Retail
Carmel Mountain Plaza	Geary Marketplace
South Bay Marketplace	The Shops at Kalakaua
Lomas Santa Fe Plaza	Waikele Center
Solana Beach Towne Centre	Alamo Quarry Market

Multifamily
Loma Palisades	Hassalo on Eighth - Multifamily
Imperial Beach Gardens	Genesee Park
Mariner's Point
Santa Fe Park RV Resort
Pacific Ridge Apartments

Mixed-Use
Waikiki Beach Walk Retail and Embassy Suites™ Hotel

Held for Development and/or Construction in Progress
La Jolla Commons – Land
Solana Crossing – Land
Lloyd Portfolio – Construction in Progress

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
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
The accompanying consolidated financial statements of the company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2024.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Total interest costs incurred	$20,210	$18,311
Interest capitalized	$1,430	$2,056
Interest expense, net	$18,780	$16,255
Cash paid for interest, net of amounts capitalized	$33,996	$21,178
Cash paid for income taxes	$335	$490
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$12,283	$18,254
Accrued leasing commissions	$4,207	$2,576

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our significant accounting policies during the three months ended March 31, 2025.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at March 31, 2025 and December 31, 2024 was approximately $1.6 million and $2.0 million, respectively.

Other revenue recognition policies
When we enter into a transaction to sell a property or a portion of a property, we evaluate the recognition of the sale under ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” to determine whether and when control transfers and how to measure the associated gain or loss. We determine the transaction price based on the consideration we expect to receive. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of a gain recognized will not occur. We analyze the risk of a significant gain reversal and if necessary limit the amount of variable consideration recognized in order to mitigate this risk. The estimation of variable consideration requires us to make assumptions and apply significant judgment.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that requires the quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. We retrospectively adopted ASU 2023-07 during the year ended December 31, 2024. While the adoption has no impact on our financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements (see Note 17 Segment Reporting).

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

NOTE 2. REAL ESTATE
Acquisitions
On February 28, 2025, we acquired Genesee Park in San Diego, California, consisting of a 192-unit apartment community. The purchase price was $67.9 million, excluding closing costs of approximately $0.1 million.
The property was acquired with cash on hand, primarily from the proceeds received on the sale of Del Monte Center on February 25, 2025.
The financial information set forth below summarizes the company’s purchase price allocation for Genesee Park during the three months ended March 31, 2025 (in thousands):

Genesee Park
Land	$27,125
Building	38,101
Land improvements	1,156
Furniture, fixtures, and equipment	274
Total real estate	66,656
Lease intangibles	1,373
Prepaid expenses and other assets	114
Assets acquired	$68,143
Security deposits payable	(236)
Other liabilities and deferred credits	(28)
Liabilities assumed	$(264)

The following table summarizes the operating results for Genesee Park included in the company's historical consolidated statement of operations for the period of acquisition through March 31, 2025 (in thousands):

Genesee Park
Revenues	$359
Operating expenses	518
Operating income	(159)
Other income, net	$2
Net income attributable to American Assets Trust, Inc.	$(157)

Dispositions
On February 25, 2025, we sold Del Monte Center, which is located in Monterey, California and was previously included in our retail segment. The sale price of this property was $123.5 million, less closing costs and prorations, resulting in net proceeds of approximately $117.8 million. Accordingly, we recorded a gain on sale of approximately $44.5 million for the three months ended March 31, 2025.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
In-place leases	$51,120	$49,813
Accumulated amortization	(36,976)	(35,798)
Above market leases	432	432
Accumulated amortization	(413)	(403)
Acquired lease intangible assets, net	$14,163	$14,044
Below market leases	$42,420	$42,420
Accumulated accretion	(29,904)	(29,344)
Acquired lease intangible liabilities, net	$12,516	$13,076

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$2,945	$—	$2,945	$—	$2,968	$—	$2,968
Interest rate swap asset	$—	$4,024	$—	$4,024	$—	$5,215	$—	$5,215
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 6.7% to 7.0%.
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

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,782	$72,977	$74,759	$74,231
Unsecured term loans, net	$99,771	$100,000	$324,739	$325,000
Unsecured senior guaranteed notes, net	$499,248	$476,830	$599,172	$571,543
Senior notes, net	$1,012,280	$965,742	$1,011,845	$959,234
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
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2025 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$2,011
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$2,013
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate the cash flow hedges in place will reduce interest expense by approximately $1.0 million.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasing commissions, net of accumulated amortization of $52,593 and $51,068, respectively	$35,629	$34,862
Interest rate swap asset	4,024	5,215
Acquired above market leases, net	19	29
Acquired in-place leases, net	14,144	14,015
Lease incentives, net of accumulated amortization of $1,239 and $1,171, respectively	2,870	1,760
Other intangible assets, net of accumulated amortization of $2,144 and $2,062, respectively	1,475	1,560
Debt issuance costs on line of credit, net of accumulated amortization of $2,105 and $1,943, respectively	486	648
Right-of-use lease asset, net	18,350	18,993
Prepaid expenses and other	10,254	10,655
Total other assets	$87,251	$87,737

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Acquired below market leases, net	$12,516	$13,076
Prepaid rent and deferred revenue	19,232	17,408
Deferred compensation	2,945	2,968
Deferred tax liability	781	781
Straight-line rent liability	7,224	7,692
Lease liability	19,955	20,638
Other liabilities	18	25
Total other liabilities and deferred credits, net	$62,671	$62,588
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of March 31, 2025 and December 31, 2024 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2025	December 31, 2024	as of March 31, 2025
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $655 and $632, respectively	(218)	(241)
Total Secured Notes Payable Outstanding	$74,782	$74,759

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of March 31, 2025, the Operating Partnership was in compliance with these financial covenants.

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2025 and December 31, 2024 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2025	December 31, 2024	as of March 31, 2025
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	—	150,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	—	75,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series C	—	100,000	4.50%		April 1, 2025	(4)
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	525,000	6.15%	(8)	October 1, 2034
	1,625,000	1,950,000
Debt discount and issuance costs, net of accumulated amortization of $10,433 and $9,890, respectively	(13,701)	(14,244)
Total Unsecured Notes Payable	$1,611,299	$1,935,756

(1)The Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.70% through its maturity date, subject to adjustments based on our consolidated leverage ratio.
(2)On January 2, 2025, we repaid the entirety of Term Loan B and Term Loan C.
(3)The Operating Partnership entered into interest rate swap agreements that are intended to fix the effective interest rate associated with Term Loan B and Term Loan C, subject to adjustments based on our consolidated leverage ratio, at, 5.47% from January 5, 2023 to January 4, 2024 and at 5.57% from January 5, 2024 to January 4, 2025.
(4)The Senior C Notes were prepaid in full on February 3, 2025, without penalty or premium.
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
March 31, 2025
(Unaudited)

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
(8)The Operating Partnership entered into a treasury lock contracts on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. The treasury lock contracts were deemed to be a highly effective cash flow hedges, accordingly, the effective interest rate is approximately 6.209% per annum.

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

On September 17, 2024, the Operating Partnership issued $525 million of senior unsecured notes (the “6.150% Senior Notes”) that mature October 1, 2034, and bear interest at 6.150% per annum. The 6.150% Senior Notes were priced at 99.671% of the principal amount with a yield to maturity of 6.194%. The net proceeds of the 6.150% Senior Notes, after the issuance discount, underwriting fees, and other costs, were approximately $518.2 million. To date, the net proceeds were used to repay the $100 million then outstanding balance under our Revolver Loan on September 19, 2024, our Series B Notes in the amount of $100 million on December 2, 2024, and our Series C Notes in the amount of $100 million on February 3, 2025. The remaining net proceeds are intended to be used for working capital and general corporate purposes.

Prior to the issuance of the 6.150% Senior Notes, the Operating Partnership entered into treasury lock contracts on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. As a result of the loss on these treasury lock contracts and the debt discount, the effective rate on our 6.150% Senior Notes is 6.209% per annum. The treasury lock contracts have been deemed to be highly effective cash flow hedges and have been designated as accounting hedges. Any gains or losses incurred upon the settlement of these treasury lock contracts are included in accumulated other comprehensive income and are amortized to interest expense over the life of the 6.150% Senior Notes.
The 3.375% Senior Notes and the 6.150% Senior Notes include a number of customary financial covenants, including:
•A maximum aggregate debt ratio of 60%,
•A minimum debt service ratio of 1.5x,
•A maximum secured debt ratio of 40%,
•A minimum maintenance of total unencumbered assets of 150%.
As of March 31, 2025, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.15% Senior Notes covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

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

On July 30, 2019, the Operating Partnership entered into a Note Purchase Agreement for the private placement of $150 million of 3.91% Senior Guaranteed Notes, Series G, due July 30, 2030 (the “Series G Notes” and collectively with the Series D Notes and Series E Notes are referred to herein as, the “Notes”.) The Series G Notes were issued on July 30, 2019 and pay interest semi-annually on the 30th of July and January until their maturity.
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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of March 31, 2025, the Operating Partnership was in compliance with all loan covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. Term Loan A matures on January 5, 2027, with no further extension options. As of March 31, 2025, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $0.5 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the three months ended March 31, 2025, the weighted average interest rate on the Revolver Loan was 5.35%.
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
As of March 31, 2025, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

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
March 31, 2025
(Unaudited)

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.1% of the ownership interests in our Operating Partnership at March 31, 2025. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2025, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended March 31, 2025 and 2024 does not include the weighted average of 599,868 and 585,210 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market ("ATM") equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2025, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2025, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of March 31, 2025, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2025:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2025	$0.340	January 1, 2025 to March 31, 2025	March 20, 2025
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2025:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	600,938	$19.40
Granted	—	—
Vested	—	—
Forfeited	(3,508)	17.67
Nonvested at March 31, 2025	597,430	$19.41
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.7 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $8.3 million at March 31, 2025.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 599,868 and 585,210 for the three months ended March 31, 2025 and 2024, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2025 and 2024, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
NUMERATOR
Net income	$54,107	$24,623
Less: Net income attributable to restricted shares	(203)	(196)
Less: Income from operations attributable to unitholders in the Operating Partnership	(11,369)	(5,167)
Net income attributable to common stockholders—basic	$42,535	$19,260
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$42,535	$19,260
Plus: Income from operations attributable to unitholders in the Operating Partnership	11,369	5,167
Net income attributable to common stockholders—diluted	$53,904	$24,427
DENOMINATOR
Weighted average common shares outstanding—basic	60,537,300	60,309,921
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,718,837	76,491,458

Earnings per common share, basic	$0.70	$0.32
Earnings per common share, diluted	$0.70	$0.32

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
A deferred tax asset is included in our consolidated balance sheets of $1.0 million and $1.0 million, and a deferred tax liability is included in our consolidated balance sheets of $0.8 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2025, we recorded income tax expense of $0.4 million. For the three months ended March 31, 2024, we recorded income tax expense of $0.3 million.
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
March 31, 2025
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
Commitments
See Note 13 Leases for description of our leases, as a lessee.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $8.2 million based on operating performance through March 31, 2025.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Sixteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 46.8% of total revenues for the three months ended March 31, 2025. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 22.7% of total revenues for the three months ended March 31, 2025. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the three months ended March 31, 2025 and 2024, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

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
As of March 31, 2025, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2025 (nine months ending December 31, 2025)	$184,004
2026	242,095
2027	218,970
2028	175,482
2029	116,968
Thereafter	217,546
Total	$1,155,065

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
March 31, 2025
(Unaudited)

Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments.
As of March 31, 2025, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2025 (nine months ending December 31, 2025)	$2,662
2026	3,584
2027	3,584
2028	3,584
2029	3,584
Thereafter	5,375
Total lease payments	22,373
Imputed interest	(2,418)
Present value of lease liability	$19,955

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$910	$970
Sublease income	(860)	(859)
Total lease cost	$50	$111

Weighted-average remaining lease term - operating leases (in years)	6.3
Weighted-average discount rate - operating leases	3.19%
Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$870	$844

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease rental income
Office	$48,861	$49,635
Retail	24,742	25,166
Multifamily	15,820	15,279
Mixed-use	3,356	2,981
Percentage rent	(385)	548
Hotel revenue	9,908	10,733
Other	649	679
Total rental income	$102,951	$105,021
Minimum rents include $0.4 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental operating	$14,617	$13,716
Hotel operating	7,348	7,419
Repairs and maintenance	5,269	5,124
Marketing	573	1,029
Rent	909	925
Hawaii excise tax	1,005	1,035
Management fees	579	593
Total rental expenses	$30,300	$29,841

NOTE 15. OTHER INCOME
The principal components of other income, net are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest and investment income	$1,332	$589
Income tax expense	(417)	(260)
Other non-operating income	—	10,000
Total other income	$915	$10,329
For the three months ended March 31, 2024, other non-operating income includes the net settlement payment of approximately $10.0 million received on January 2, 2024 related to building specifications for one of the existing buildings at our office project in University Town Center (San Diego).

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS

During the third quarter of 2020, we entered into a lease with American Assets, Inc. ("AAI"), an entity owned and controlled by Mr. Rady, our Executive Chairman, for office space at Torrey Point to replace a previously existing lease with AAI at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI lease of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, is included in rental income on the statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
NOTE 17. SEGMENT REPORTING
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The pronouncement requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss. For the three months ended March 31, 2025, the CODM for the company was comprised of our President and Chief Executive Officer and our Chief Financial Officer.
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
The following table represents the significant segment expenses and operating activity within our reportable segments (in thousands):

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Total Office
Property revenue	$50,881	$51,682
Rental expenses	10,874	10,135
Real estate taxes	4,826	4,857
Property expense	15,700	14,992
Segment profit	35,181	36,690
Total Retail
Property revenue	24,648	26,026
Rental expenses	4,186	4,728
Real estate taxes	3,229	3,573
Property expense	7,415	8,301
Segment profit	17,233	17,725
Total Multifamily
Property revenue	16,831	16,299
Rental expenses	5,349	5,150
Real estate taxes	1,908	1,831
Property expense	7,257	6,981
Segment profit	9,574	9,318
Total Mixed-Use
Property revenue	16,247	16,688
Rental expenses	9,891	9,828
Real estate taxes	1,042	985
Property expense	10,933	10,813
Segment profit	5,314	5,875
Total segments’ profit	$67,302	$69,608
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segments’ profit	$67,302	$69,608
General and administrative	(9,312)	(8,842)
Depreciation and amortization	(30,494)	(30,217)
Interest expense, net	(18,780)	(16,255)
Gain on sale of real estate	44,476	—
Other income (expense), net	915	10,329
Net income	54,107	24,623
Net income attributable to restricted shares	(203)	(196)
Net income attributable to unitholders in the Operating Partnership	(11,369)	(5,167)
Net income attributable to American Assets Trust, Inc. stockholders	$42,535	$19,260

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2025
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the reportable segments (in thousands):

	March 31, 2025	December 31, 2024
Net Real Estate
Office	$1,593,384	$1,597,458
Retail	474,314	478,037
Multifamily	414,326	351,016
Mixed-Use	160,324	160,975
	$2,642,348	$2,587,486
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes unamortized debt issuance costs of $0.2 million and $0.2 million for each of the periods ended March 31, 2025 and December 31, 2024, respectively.
Capital expenditures for each segment for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Capital Expenditures (1)
Office	$14,311	$8,986
Retail	1,449	2,779
Multifamily	491	1,200
Mixed-Use	979	327
	$17,230	$13,292

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
•general economic conditions, including the impact of tariffs and other trade restrictions;
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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of March 31, 2025, our portfolio was comprised of twelve office properties; eleven retail shopping centers a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and seven multifamily properties. Additionally, as of March 31, 2025, we owned land at three of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.9% of our Operating Partnership as of March 31, 2025. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions
On February 28, 2025, we acquired Genesee Park in San Diego, California, consisting of a 192-unit apartment community. The purchase price was $67.9 million, excluding closing costs and prorations. We acquired the property with cash on hand, primarily from the proceeds received from the sale of Del Monte Center.
Dispositions
On February 25, 2025, we sold Del Monte Center, which is located in Monterey, California and was previously included in our retail segment. The sale price of this property of approximately $123.5 million, less closing costs and prorations, resulted in net proceeds of approximately $117.8 million. Accordingly, we recorded a gain on the sale of approximately $44.5 million for the three months ended March 31, 2025.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024. We have not made any material changes to these policies during the periods covered by this report.

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

Below is a summary of our same-store and redevelopment same-store composition for the three months ended March 31, 2025 and 2024. One Beach Street continues to be identified as a same-store redevelopment property due to significant redevelopment activity. Additionally, this property was placed into operations on August 1, 2024, approximately one year after completing renovations. Del Monte Center was removed as a same-store and redevelopment same-store property when compared to the designations for the three months ended March 31, 2024, as it was sold on February 25, 2025. Genesee Park is classified as a non-same-store property, as it was acquired on February 28, 2025.

Retail same-store net operating income increased approximately 5.0% for the three months ended March 31, 2025 compared to the same period in 2024. Office same-store net operating income decreased 2.9% for the three months ended March 31, 2025 compared to the same period in 2024.

	Three Months Ended March 31,
	2025	2024
Same-Store	29	30
Non-Same-Store	2	1
Total Properties	31	31

Redevelopment Same-Store	30	31

Total Development Properties	3	3

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

We intend to opportunistically pursue projects in our development pipeline, including future phases of Lloyd Portfolio, other redevelopments at Waikele Center, as well as multifamily development opportunities within our existing portfolio, namely at Lomas Santa Fe Plaza, Solana Beach Towne Centre, Carmel Mountain Plaza and Genesee Park. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition.

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

During the three months ended March 31, 2025, we signed 19 office leases for a total of 139,616 square feet of office space including 44,422 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 7.8% and 15.2%, respectively. New office leases for comparable spaces were signed for 1,913 square feet at an average rental rate increase on a cash and GAAP basis of 4.4% and 0.6%, respectively. Renewals for comparable office spaces were signed for 42,509 square feet at an average rental rate increase on a cash and GAAP basis of 8.0% and 16.0%, respectively. There were no new tenant improvements or incentives on office space for comparable new leases during the three months ended March 31, 2025.

During the three months ended March 31, 2025, we signed 16 retail leases for a total of 157,644 square feet of retail space including 155,944 square feet of renewals for comparable space leases, at an average rental rate increase on a cash and GAAP basis of 13.3% and 21.0%, respectively. There were no new retail leases, tenant improvements, or incentives on retail space for comparable new leases during the three months ended March 31, 2025.

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

The leases signed in 2025 generally become effective over the following year, though some may not become effective until 2026 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.
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

We capitalized external and internal costs related to both development and redevelopment activities combined of $2.0 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively.

We capitalized external and internal costs related to other property improvements combined of $12.3 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to development activities of $1.4 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
The following summarizes our consolidated results of operations for the three months ended March 31, 2025 compared to our consolidated results of operations for the three months ended March 31, 2024. As of March 31, 2025, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,302 residential units (including 120 RV spaces) and a 369-room hotel. As of March 31, 2024, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2025 and March 31, 2024, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2025	2024
Revenues
Rental income	$102,951	$105,021	$(2,070)	(2)%
Other property income	5,656	5,674	(18)	—
Total property revenues	108,607	110,695	(2,088)	(2)
Expenses
Rental expenses	30,300	29,841	459	2
Real estate taxes	11,005	11,246	(241)	(2)
Total property expenses	41,305	41,087	218	1
Net operating income	67,302	69,608	(2,306)	(3)
General and administrative	(9,312)	(8,842)	(470)	5
Depreciation and amortization	(30,494)	(30,217)	(277)	1
Interest expense, net	(18,780)	(16,255)	(2,525)	16
Gain on sale of real estate	44,476	—	44,476	100
Other income, net	915	10,329	(9,414)	(91)
Net income	54,107	24,623	29,484	120
Net income attributable to restricted shares	(203)	(196)	(7)	4
Net income attributable to unitholders in the Operating Partnership	(11,369)	(5,167)	(6,202)	120
Net income attributable to American Assets Trust, Inc. stockholders	$42,535	$19,260	$23,275	121%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $2.1 million to $108.6 million for the three months ended March 31, 2025 compared to $110.7 million for the three months ended March 31, 2024. The percentage leased was as follows for each segment as of March 31, 2025 and 2024:

	Percentage Leased(1)
	March 31,
	2025	2024
Office	85.5%	86.4%
Retail	97.4%	94.4%
Multifamily	90.0%	92.8%
Mixed-Use (2)	89.3%	95.4%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of March 31, 2025 or 2024, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of March 31, 2025 or 2024, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $2.1 million, or 2%, to $103.0 million for the three months ended March 31, 2025 compared to $105.0 million for the three months ended March 31, 2024. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2025	2024			2025	2024
Office	$49,188	$50,005	$(817)	(2)	$49,113	$50,005	$(892)	(2)
Retail	24,425	25,783	(1,358)	(5)	22,776	22,300	476	2
Multifamily	15,921	15,375	546	4	15,564	15,375	189	1
Mixed-Use	13,417	13,858	(441)	(3)	13,417	13,858	(441)	(3)
	$102,951	$105,021	$(2,070)	(2)%	$100,870	$101,538	$(668)	(1)%

(1)For this table and tables following, the same-store portfolio excludes: (i) One Beach Street (office) due to significant redevelopment; (ii) Del Monte Center (retail), which was sold on February 25, 2025; (iii) Genesee Park (multifamily), which was acquired on February 28, 2025 and (iv) land held for development.
Total office rental revenue decreased $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to lower occupancy and annualized base rents at Torrey Reserve Campus, lower occupancy at Lloyd Portfolio, and a decrease in cost recoveries of $0.2 million due to changes in tenant base years, a decrease in recoverable property expenses, and prior year tax refunds received that were passed back to tenants.
Same-store retail rental revenue increased $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to new tenant leases and scheduled rent increases at Alamo Quarry Market and Solana Beach Towne Center. Additionally, there was an increase of $0.2 million in cost recoveries.
Same-store multifamily revenue increased $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an overall increase in average monthly base rent and a slight decrease in occupancy. Same-store average monthly base rent and occupancy was $2,777 and 90.5%, for the three months ended March 31, 2025, respectively, compared to $2,681 and 92.3%, for the three months ended March 31, 2024, respectively.
Total mixed-use rental revenue decreased $0.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 84.6% and $298 for the three months ended March 31, 2025, respectively, compared to 89.8% and $320 for the three months ended March 31, 2024, respectively. This decrease was partially offset by an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents.
Other property income. Other property income stayed flat at $5.7 million for the three months ended March 31, 2025 and March 31, 2024. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2025	2024			2025	2024
Office	$1,693	$1,677	$16	1	$1,674	$1,670	$4	—
Retail	223	243	(20)	(8)	231	241	(10)	(4)
Multifamily	910	924	(14)	(2)	907	924	(17)	(2)
Mixed-Use	2,830	2,830	—	—	2,830	2,830	—	—
	$5,656	$5,674	$(18)	—%	$5,642	$5,665	$(23)	—%
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $0.2 million, or 1%, to $41.3 million, for the three months ended March 31, 2025 compared to $41.1 million for the three months ended March 31, 2024.

Rental Expenses. Rental expenses increased $0.5 million, or 2%, to $30.3 million for the three months ended March 31, 2025 compared to $29.8 million for the three months ended March 31, 2024. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2025	2024			2025	2024
Office	$10,874	$10,135	$739	7	$10,310	$9,883	$427	4
Retail	4,186	4,728	(542)	(11)	3,365	3,736	(371)	(10)
Multifamily	5,349	5,150	199	4	5,202	5,150	52	1
Mixed-Use	9,891	9,828	63	1	9,891	9,828	63	1
	$30,300	$29,841	$459	2%	$28,768	$28,597	$171	1%
Office rental expense increased $0.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a $0.3 million increase at La Jolla Commons Tower III related to new operations and amenities and a $0.4 million increase related to higher utilities expense and insurance expense.
Retail rental expense decreased $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to $0.5 million written off in the first quarter of 2024 for non-recurring costs relating to construction in progress for then-prospective construction at Waikele Center and a $0.2 million decrease due to the sale of Del Monte Center in the first quarter of 2025. These decreases were partially offset by an increase in facilities services and utilities expense.
Multifamily rental expense increased $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the acquisition of Genesee Park and an overall increase in insurance expense across our other multifamily properties.
Mixed-use rental expense increased $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in repairs and maintenance expense and facilities services at the retail portion of our mixed-use property.
Real Estate Taxes. Real estate taxes decreased $0.2 million, or 2%, to $11.0 million for the three months ended March 31, 2025 compared to $11.2 million for the three months ended March 31, 2024. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2025	2024			2025	2024
Office	$4,826	$4,857	$(31)	(1)	$4,581	$4,807	$(226)	(5)
Retail	3,229	3,573	(344)	(10)	3,311	3,253	58	2
Multifamily	1,908	1,831	77	4	1,880	1,831	49	3
Mixed-Use	1,042	985	57	6	1,042	985	57	6
	$11,005	$11,246	$(241)	(2)%	$10,814	$10,876	$(62)	(1)%
Same-store office real estate taxes decreased $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in property tax assessments at City Center Bellevue, 14Acres and Timber Ridge, partially offset by an increase at First & Main due to real estate tax refunds received during the three months ended March 31, 2024.
Retail real estate taxes decreased $0.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to real estate tax refunds received at Del Monte Center during the three months ended March 31, 2024.
Multifamily real estate taxes increased $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the acquisition of Genesee Park and an increase in property tax assessments at Pacific Ridge Apartments.
Mixed-use real estate taxes increased $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in property tax assessments.

Property Net Operating Income
Property net operating income decreased $2.3 million, or 3%, to $67.3 million for the three months ended March 31, 2025, compared to $69.6 million for the three months ended March 31, 2024. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2025	2024			2025	2024
Office	$35,181	$36,690	$(1,509)	(4)	$35,896	$36,985	$(1,089)	(3)
Retail	17,233	17,725	(492)	(3)	16,331	15,552	779	5
Multifamily	9,574	9,318	256	3	9,389	9,318	71	1
Mixed-Use	5,314	5,875	(561)	(10)	5,314	5,875	(561)	(10)
	$67,302	$69,608	$(2,306)	(3)%	$66,930	$67,730	$(800)	(1)%
Total office net operating income decreased $1.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease of $0.8 million in rental revenue driven primarily by lower occupancy and annualized base rents at Torrey Reserve Campus, lower occupancy at Lloyd Portfolio, a decrease in cost recoveries, and an increase in rental expenses related to the operations and amenities at La Jolla Commons Tower III and overall increase in utilities expense and insurance expense.
Same-store retail net operating income increased $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to new tenant leases and scheduled rent increases at Alamo Quarry Market and Solana Beach Towne Center and an increase in cost recoveries. Additionally there was a decrease in rental expenses due to $0.5 million written off in the first quarter of 2024 for non-recurring costs relating to construction in progress for then-prospective construction at Waikele Center, partially offset by an increase in facilities and utilities expenses.
Same-store multifamily net operating income increased $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an overall increase in average monthly base rent and a slight decrease in occupancy. Same-store average monthly base rent and occupancy was $2,777 and 90.5%, for the three months ended March 31, 2025, respectively, compared to $2,681 and 92.3%, for the three months ended March 31, 2024, respectively. These increases were offset by higher insurance expense across our same-store multifamily properties.
Total mixed-use net operating income decreased $0.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 84.6% and $298 for the three months ended March 31, 2025, respectively, compared to 89.8% and $320 for the three months ended March 31, 2024, respectively. This decrease was partially offset by an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents.
Other
General and Administrative. General and administrative expenses increased $0.5 million, or 5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to higher employee-related costs, including, without limitation, with respect to base pay and benefits for certain salaried and hourly workers.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was due to the new building improvement assets at One Beach Street placed into operations as of August 1, 2024 and the building improvement assets at 14Acres completed at the end of 2024. These increases were partially offset by lower depreciation expense at Del Monte Center, which was sold on February 25, 2025.
Interest Expense, net. Interest expense increased $2.5 million, or 16%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to the closing of our 6.150% Senior Notes on September 17, 2024 and partially offset by a decrease in interest expense related to the maturity and repayment of our Series F Notes on July 19, 2024, Term Loan B and Term Loan C on January 2, 2025 and Series C Notes on February 3, 2025.
Gain on sale of real estate. Gain on sale of real estate of $44.5 million during the period relates to our sale of Del Monte Center on February 25, 2025.

Other Income, net. Other income, net decreased $9.4 million, or 91%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease was primarily due to the net settlement payment of approximately $10 million received during the first quarter of 2024 relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego). This decrease was partially offset by an increase in interest and investment income attributed to a higher yield on our average cash balance during the period.
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

As of March 31, 2025, the company owned an approximate 78.9% partnership interest in the Operating Partnership. The remaining approximately 21.1% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2025, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

On December 3, 2021, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. For the three months ended March 31, 2025, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2025, we held $143.9 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2025 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
Cash, cash equivalents, and restricted cash were $143.9 million and $98.6 million at March 31, 2025 and 2024, respectively.
Net cash provided by operating activities decreased $17.9 million to $36.9 million for the three months ended March 31, 2025 compared to $54.8 million for the three months ended March 31, 2024. The decrease in cash from operations was primarily due to the net settlement received during the first quarter of 2024 relating to the building specifications for one of the existing buildings at our office project in University Town Center (San Diego), and a decrease in rental revenue and changes in operating assets and liabilities.
Net cash provided by investing activities increased $46.0 million to $32.7 million for the three months ended March 31, 2025 compared to cash used in investing activities of $13.3 million for the three months ended March 31, 2024. The increase in cash provided was primarily due to the proceeds from the sale of Del Monte Center, offset by the use of cash for the acquisition of Genesee Park and an increase in capital expenditures related to new office tenant improvement projects and continuous efforts to build out La Jolla Commons.
Net cash used in financing activities increased $325.5 million to $351.3 million for the three months ended March 31, 2025 compared to $25.8 million for the three months ended March 31, 2024. The increase in cash used in financing activities was primarily due to the repayment of the $225 million aggregate outstanding balance on our Term Loan B and Term Loan C on January 2, 2025 and the repayment of the $100 million outstanding balance on our Series C Notes, on February 3, 2025.

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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2025 and 2024 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2025	2024
Net operating income	$67,302	$69,608
General and administrative	(9,312)	(8,842)
Depreciation and amortization	(30,494)	(30,217)
Interest expense, net	(18,780)	(16,255)
Gain on sale of real estate	44,476	—
Other income, net	915	10,329
Net income	$54,107	$24,623

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
The following table sets forth a reconciliation of our net income for the three months ended March 31, 2025 to FFO, the nearest GAAP equivalent (in thousands, except per share and share data):

Three Months Ended March 31,
2025
Funds from Operations (FFO)
Net income	$54,107
Plus: Real estate depreciation and amortization	30,494
Less: Gain on sale of real estate	(44,476)
Funds from operations	40,125
Less: Nonforfeitable dividends on incentive restricted stock awards	(180)
FFO attributable to common stock and units	$39,945
FFO per diluted share/unit	$0.52
Weighted average number of common shares and units, diluted (1)	76,719,191

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2025, we had $1.6 billion of fixed rate debt outstanding with an estimated fair value of $1.5 billion. If interest rates at March 31, 2025 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $61.9 million. If interest rates at March 31, 2025 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $85.9 million. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. Additionally, we consider $100.0 million related to Term Loan A outstanding as of March 31, 2025 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At March 31, 2025, we had $100.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2025, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2025, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, except as noted below:

Changes in Trade Policies, Including the Imposition of Tariffs, Could Adversely Affect Our Tenants, Ability to Lease Space, Development Activities, and Operating Costs

Changes in international trade policies and the implementation or expansion of tariffs or other trade restrictions could adversely affect our business, financial condition, and results of operations. Tariffs imposed on consumer goods could negatively impact the operations and profitability of some of our tenants, potentially affecting their ability to meet rent obligations or renew leases. Tariffs may further impact our ability to lease unoccupied space by affecting market demand. Tariffs on construction materials, appliances, fixtures, and other goods used in the development, renovation, and maintenance of our properties may lead to increased project costs and delays. To the extent that our tenants or service providers are adversely affected by such trade policies, or if our own property-related costs increase materially, our financial performance could be adversely impacted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ADAM WYLL		/s/ ADAM WYLL
Adam Wyll		Adam Wyll
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 2, 2025	Date:	May 2, 2025