Form 10-Q
period 2025-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2025-10-31
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

American Assets Trust, Inc. had 61,152,542 shares of common stock, par value $0.01 per share, outstanding as of October 31, 2025.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2025 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2025, American Assets Trust, Inc. owned an approximate 78.9% partnership interest in the Operating Partnership. The remaining approximately 21.1% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,668,738	$3,449,009
Construction in progress	73,727	176,868
Held for development	487	487
	3,742,952	3,626,364
Accumulated depreciation	(1,116,022)	(1,038,878)
Real estate, net	2,626,930	2,587,486
Cash and cash equivalents	138,714	425,659
Accounts receivable, net	7,819	6,905
Deferred rent receivables, net	85,827	88,059
Other assets, net	82,765	87,737
Real estate assets held for sale	—	77,519
TOTAL ASSETS	$2,942,055	$3,273,365
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,827	$74,759
Unsecured notes payable, net	1,612,228	1,935,756
Accounts payable and accrued expenses	69,581	63,693
Security deposits payable	9,323	8,896
Other liabilities and deferred credits, net	61,705	62,588
Liabilities related to real estate assets held for sale	—	3,352
Total liabilities	1,827,664	2,149,044
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 61,152,542 and 61,138,238 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	612	611
Additional paid-in capital	1,480,025	1,474,869
Accumulated dividends in excess of net income	(313,594)	(304,339)
Accumulated other comprehensive income	2,111	4,760
Total American Assets Trust, Inc. stockholders’ equity	1,169,154	1,175,901
Noncontrolling interests	(54,763)	(51,580)
Total equity	1,114,391	1,124,321
TOTAL LIABILITIES AND EQUITY	$2,942,055	$3,273,365
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Rental income	$102,222	$105,549	$306,243	$315,664
Other property income	7,356	17,261	19,875	28,731
Total revenue	109,578	122,810	326,118	344,395
EXPENSES:
Rental expenses	31,768	31,361	91,746	90,707
Real estate taxes	11,529	11,044	33,179	33,133
General and administrative	9,500	9,068	27,662	26,647
Depreciation and amortization	32,014	33,529	95,290	94,757
Total operating expenses	84,811	85,002	247,877	245,244
Gain on sale of real estate	—	—	44,476	—
OPERATING INCOME	24,767	37,808	122,717	99,151
Interest expense, net	(19,773)	(18,229)	(58,337)	(50,773)
Other income, net	927	1,739	2,769	12,857
NET INCOME	5,921	21,318	67,149	61,235
Net income attributable to restricted shares	(207)	(194)	(616)	(585)
Net income attributable to unitholders in the Operating Partnership	(1,205)	(4,467)	(14,033)	(12,829)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$4,509	$16,657	$52,500	$47,821

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.07	$0.28	$0.87	$0.79
Weighted average shares of common stock outstanding - basic	60,546,480	60,320,269	60,541,335	60,314,377

Earnings per common share, diluted	$0.07	$0.28	$0.87	$0.79
Weighted average shares of common stock outstanding - diluted	76,728,017	76,501,806	76,722,872	76,495,914

DIVIDENDS DECLARED PER COMMON SHARE	$0.340	$0.335	$1.020	$1.005

COMPREHENSIVE INCOME
Net income	$5,921	$21,318	$67,149	$61,235
Other comprehensive income - unrealized loss on swap derivatives during the period	(626)	(3,733)	(2,586)	(3,191)
Other comprehensive income - unrealized loss on treasury locks during the period	—	(1,345)	—	(1,345)
Reclassification of amortization of forward-starting swap included in interest expense	(258)	(98)	(774)	(295)
Comprehensive income	5,037	16,142	63,789	56,404
Comprehensive income attributable to non-controlling interests	(1,019)	(3,373)	(13,322)	(11,805)
Comprehensive income attributable to American Assets Trust, Inc.	$4,018	$12,769	$50,467	$44,599
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2024	61,138,238	$611	$1,474,869	$(304,339)	$4,760	$(51,580)	$1,124,321
Net income	—	—	—	42,738	—	11,369	54,107
Forfeiture of restricted stock	(3,508)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,786)	—	(5,502)	(26,288)
Stock-based compensation	—	—	1,670	—	—	—	1,670
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(939)	(253)	(1,192)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2025	61,134,730	$611	$1,476,539	$(282,387)	$3,617	$(46,020)	$1,152,360
Net income	—	—	—	5,662	—	1,459	7,121
Issuance of restricted stock	17,812	1	—	—	—	—	1
Dividends declared and paid	—	—	—	(20,793)	—	(5,501)	(26,294)
Stock-based compensation	—	—	1,683	—	—	—	1,683
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(605)	(163)	(768)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(203)	(55)	(258)
Balance at June 30, 2025	61,152,542	$612	$1,478,222	$(297,518)	$2,809	$(50,280)	$1,133,845
Net income	—	—	—	4,716	—	1,205	5,921
Dividends declared and paid	—	—	—	(20,792)	—	(5,502)	(26,294)
Stock-based compensation	—	—	1,803	—	—	—	1,803
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(494)	(132)	(626)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at September 30, 2025	61,152,542	$612	$1,480,025	$(313,594)	$2,111	$(54,763)	$1,114,391

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2023	60,895,786	$609	$1,469,206	$(280,239)	$8,282	$(44,183)	$1,153,675
Net income	—	—	—	19,456	—	5,167	24,623
Forfeiture of restricted stock	(1,295)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,400)	—	(5,421)	(25,821)
Stock-based compensation	—	—	1,617	—	—	—	1,617
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	1,100	292	1,392
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(20)	(98)
Balance at March 31, 2024	60,894,491	$609	$1,470,823	$(281,183)	$9,304	$(44,165)	$1,155,388
Net income	—	—	—	12,099	—	3,195	15,294
Issuance of restricted stock	9,180	—	—	—	—	—	—
Forfeiture of restricted stock	(2,088)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,402)	—	(5,421)	(25,823)
Stock-based compensation	—	—	1,746	—	—	—	1,746
Shares withheld for employee taxes	—	—	—	—	—	—	—
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(669)	(181)	(850)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(78)	(21)	(99)
Balance at June 30, 2024	60,901,583	$609	$1,472,569	$(289,486)	$8,557	$(46,593)	$1,145,656
Net income	—	—	—	16,851	—	4,467	21,318
Dividends declared and paid	—	—	—	(20,402)	—	(5,420)	(25,822)
Stock-based compensation	—	—	1,985	—	—	—	1,985
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,944)	(789)	(3,733)
Other comprehensive loss - unrealized loss on treasury locks	—	—	—	—	(1,061)	(284)	(1,345)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(77)	(21)	(98)
Balance at September 30, 2024	60,901,583	$609	$1,474,554	$(293,037)	$4,475	$(48,640)	$1,137,961

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$67,149	$61,235
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3)	(5,329)
Depreciation and amortization	95,290	94,757
Amortization of debt issuance costs and debt discounts	2,173	2,558
Provision for uncollectible rental income	389	1,095
Gain on sale of real estate	(44,476)	—
Stock-based compensation expense	5,156	5,348
Settlement of treasury locks	—	(1,345)
Other noncash interest expense, net	(774)	(295)
Other, net	2,066	1,305
Changes in operating assets and liabilities
Change in accounts receivable	465	(1,659)
Change in other assets	(2,184)	(2,584)
Change in accounts payable and accrued expenses	823	10,881
Change in security deposits payable	191	230
Change in other liabilities and deferred credits	280	267
Net cash provided by operating activities	126,545	166,464
INVESTING ACTIVITIES
Acquisition of real estate	(67,879)	—
Capital expenditures	(54,687)	(51,051)
Proceeds from sale of real estate, net of selling costs	117,784	—
Leasing commissions	(4,832)	(5,712)
Net cash used in investing activities	(9,614)	(56,763)
FINANCING ACTIVITIES
Proceeds from unsecured line of credit	—	100,000
Repayment of unsecured line of credit	—	(100,000)
Repayment of unsecured term loan	(225,000)	—
Proceeds from unsecured notes payable	—	523,273
Repayment of unsecured notes payable	(100,000)	(100,000)
Debt issuance costs	—	(5,392)
Dividends paid to common stock and unitholders	(78,876)	(77,466)
Net cash (used in) provided by financing activities	(403,876)	340,415
Net (decrease) increase in cash and cash equivalents	(286,945)	450,116
Cash and cash equivalents, beginning of period	425,659	82,888
Cash and cash equivalents, end of period	$138,714	$533,004
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,668,738	$3,449,009
Construction in progress	73,727	176,868
Held for development	487	487
	3,742,952	3,626,364
Accumulated depreciation	(1,116,022)	(1,038,878)
Real estate, net	2,626,930	2,587,486
Cash and cash equivalents	138,714	425,659
Accounts receivable, net	7,819	6,905
Deferred rent receivables, net	85,827	88,059
Other assets, net	82,765	87,737
Real estate assets held for sale	—	77,519
TOTAL ASSETS	$2,942,055	$3,273,365
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,827	$74,759
Unsecured notes payable, net	1,612,228	1,935,756
Accounts payable and accrued expenses	69,581	63,693
Security deposits payable	9,323	8,896
Other liabilities and deferred credits, net	61,705	62,588
Liabilities related to real estate assets held for sale	—	3,352
Total liabilities	1,827,664	2,149,044
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	(55,857)	(53,385)
General partner's capital, 61,152,542 and 61,138,238 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,167,043	1,171,141
Accumulated other comprehensive income	3,205	6,565
Total capital	1,114,391	1,124,321
TOTAL LIABILITIES AND CAPITAL	$2,942,055	$3,273,365

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Rental income	$102,222	$105,549	$306,243	$315,664
Other property income	7,356	17,261	19,875	28,731
Total revenue	109,578	122,810	326,118	344,395
EXPENSES:
Rental expenses	31,768	31,361	91,746	90,707
Real estate taxes	11,529	11,044	33,179	33,133
General and administrative	9,500	9,068	27,662	26,647
Depreciation and amortization	32,014	33,529	95,290	94,757
Total operating expenses	84,811	85,002	247,877	245,244
Gain on sale of real estate	—	—	44,476	—
OPERATING INCOME	24,767	37,808	122,717	99,151
Interest expense, net	(19,773)	(18,229)	(58,337)	(50,773)
Other income, net	927	1,739	2,769	12,857
NET INCOME	5,921	21,318	67,149	61,235
Net income attributable to restricted shares	(207)	(194)	(616)	(585)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$5,714	$21,124	$66,533	$60,650

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.07	$0.28	$0.87	$0.79
Weighted average units outstanding - basic	76,728,017	76,501,806	76,722,872	76,495,914

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.07	$0.28	$0.87	$0.79
Weighted average units outstanding - diluted	76,728,017	76,501,806	76,722,872	76,495,914

DISTRIBUTIONS PER UNIT	$0.340	$0.335	$1.020	$1.005

COMPREHENSIVE INCOME
Net income	$5,921	$21,318	$67,149	$61,235
Other comprehensive income - unrealized loss on swap derivatives during the period	(626)	(3,733)	(2,586)	(3,191)
Other comprehensive income - unrealized (loss) on treasury locks during the period	—	(1,345)	—	(1,345)
Reclassification of amortization of forward-starting swap included in interest expense	(258)	(98)	(774)	(295)
Comprehensive income	5,037	16,142	63,789	56,404
Comprehensive income attributable to Limited Partners	(1,019)	(3,373)	(13,322)	(11,805)
Comprehensive income attributable to General Partner	$4,018	$12,769	$50,467	$44,599

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2024	16,181,537	$(53,385)	61,138,238	$1,171,141	$6,565	$1,124,321
Net income	—	11,369	—	42,738	—	54,107
Forfeiture of restricted units	—	—	(3,508)	—	—	—
Distributions	—	(5,502)	—	(20,786)	—	(26,288)
Stock-based compensation	—	—	—	1,670	—	1,670
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,192)	(1,192)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2025	16,181,537	$(47,518)	61,134,730	$1,194,763	$5,115	$1,152,360
Net income	—	1,459	—	5,662	—	7,121
Issuance of restricted units	—	—	17,812	1	—	1
Distributions	—	(5,501)	—	(20,793)	—	(26,294)
Stock-based compensation	—	—	—	1,683	—	1,683
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(768)	(768)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at June 30, 2025	16,181,537	$(51,560)	61,152,542	$1,181,316	$4,089	$1,133,845
Net income	—	1,205	—	4,716	—	5,921
Distributions	—	(5,502)	—	(20,792)	—	(26,294)
Stock-based compensation	—	—	—	1,803	—	1,803
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(626)	(626)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at September 30, 2025	16,181,537	$(55,857)	61,152,542	$1,167,043	$3,205	$1,114,391

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2023	16,181,537	$(46,936)	60,895,786	$1,189,576	$11,035	$1,153,675
Net income	—	5,167	—	19,456	—	24,623
Forfeiture of restricted units	—	—	(1,295)	—	—	—
Distributions	—	(5,421)	—	(20,400)	—	(25,821)
Stock-based compensation	—	—	—	1,617	—	1,617
Other comprehensive income - change in value of interest rate swap	—	—	—	—	1,392	1,392
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at March 31, 2024	16,181,537	$(47,190)	60,894,491	$1,190,249	$12,329	$1,155,388
Net income	—	3,195	—	12,099	—	15,294
Issuance of restricted units	—	—	9,180	—	—	—
Forfeiture of restricted units	—	—	(2,088)	—	—	—
Distributions	—	(5,421)	—	(20,402)	—	(25,823)
Stock-based compensation	—	—	—	1,746	—	1,746
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(850)	(850)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(99)	(99)
Balance at June 30, 2024	16,181,537	$(49,416)	60,901,583	$1,183,692	$11,380	$1,145,656
Net income	—	4,467	—	16,851	—	21,318
Distributions	—	(5,420)	—	(20,402)	—	(25,822)
Stock-based compensation	—	—	—	1,985	—	1,985
Other comprehensive income - change in value of interest rate swap	—	—	—	—	(3,733)	(3,733)
Other comprehensive income - unrealized loss on treasury locks	—	—	—	—	(1,345)	(1,345)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(98)	(98)
Balance at September 30, 2024	16,181,537	$(50,369)	60,901,583	$1,182,126	$6,204	$1,137,961

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$67,149	$61,235
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(3)	(5,329)
Depreciation and amortization	95,290	94,757
Amortization of debt issuance costs and debt discounts	2,173	2,558
Provision for uncollectible rental income	389	1,095
Gain on sale of real estate	(44,476)	—
Stock-based compensation expense	5,156	5,348
Settlement of treasury locks	—	(1,345)
Other noncash interest expense, net	(774)	(295)
Other, net	2,066	1,305
Changes in operating assets and liabilities
Change in accounts receivable	465	(1,659)
Change in other assets	(2,184)	(2,584)
Change in accounts payable and accrued expenses	823	10,881
Change in security deposits payable	191	230
Change in other liabilities and deferred credits	280	267
Net cash provided by operating activities	126,545	166,464
INVESTING ACTIVITIES
Acquisition of real estate	(67,879)	—
Capital expenditures	(54,687)	(51,051)
Proceeds from sale of real estate, net of selling costs	117,784	—
Leasing commissions	(4,832)	(5,712)
Net cash used in investing activities	(9,614)	(56,763)
FINANCING ACTIVITIES
Proceeds from unsecured line of credit	—	100,000
Repayment of unsecured line of credit	—	(100,000)
Repayment of unsecured term loan	(225,000)	—
Proceeds from unsecured notes payable	—	523,273
Repayment of unsecured notes payable	(100,000)	(100,000)
Debt issuance costs	—	(5,392)
Distributions	(78,876)	(77,466)
Net cash (used in) provided by financing activities	(403,876)	340,415
Net (decrease) increase in cash and cash equivalents	(286,945)	450,116
Cash and cash equivalents, beginning of period	425,659	82,888
Cash and cash equivalents, end of period	$138,714	$533,004

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2025
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
We are a full service, vertically integrated, and self-administered REIT with approximately 231 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of September 30, 2025, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2025, we owned land at two of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2025
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Total interest costs incurred	$59,767	$56,681
Interest capitalized	$1,430	$5,908
Interest expense, net	$58,337	$50,773
Cash paid for interest, net of amounts capitalized	$72,664	$54,047
Cash paid for income taxes	$689	$1,035
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$16,025	$17,081
Accrued leasing commissions	$4,367	$2,622

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our significant accounting policies during the nine months ended September 30, 2025.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The provision for doubtful accounts at September 30, 2025 and December 31, 2024 was approximately $1.4 million and $2.0 million, respectively.

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
September 30, 2025
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
September 30, 2025
(Unaudited)

NOTE 2. REAL ESTATE
Acquisitions
On February 28, 2025, we acquired Genesee Park in San Diego, California, consisting of a 192-unit apartment community. The purchase price was $67.9 million, excluding closing costs of approximately $0.1 million.
The property was acquired with cash on hand, primarily from the proceeds received on the sale of Del Monte Center on February 25, 2025.
The financial information set forth below summarizes the company’s purchase price allocation for Genesee Park during the nine months ended September 30, 2025 (in thousands):

Genesee Park
Land	$27,125
Building	38,101
Land improvements	1,156
Furniture, fixtures, and equipment	274
Total real estate	66,656
Lease intangibles	1,373
Prepaid expenses and other assets	114
Assets acquired	$68,143
Security deposits payable	(236)
Other liabilities and deferred credits	(28)
Liabilities assumed	$(264)

The following table summarizes the operating results for Genesee Park included in the company's historical consolidated statement of operations for the period of acquisition through September 30, 2025 (in thousands):

Genesee Park
Revenues	$2,695
Operating expenses	3,669
Operating income	(974)
Other income, net	2
Net income attributable to American Assets Trust, Inc.	$(972)

Dispositions
On February 25, 2025, we sold Del Monte Center, which is located in Monterey, California and was previously included in our retail segment. The sale price of this property was $123.5 million, less closing costs and prorations, resulting in net proceeds of approximately $117.8 million. Accordingly, we recorded a gain on sale of approximately $44.5 million for the nine months ended September 30, 2025.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
In-place leases	$48,817	$49,813
Accumulated amortization	(37,771)	(35,798)
Above market leases	432	432
Accumulated amortization	(426)	(403)
Acquired lease intangible assets, net	$11,052	$14,044
Below market leases	$38,606	$42,420
Accumulated accretion	(27,285)	(29,344)
Acquired lease intangible liabilities, net	$11,321	$13,076

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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$3,230	$—	$3,230	$—	$2,968	$—	$2,968
Interest rate swap asset	$—	$2,629	$—	$2,629	$—	$5,215	$—	$5,215
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 6.6% to 6.9%.
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

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,827	$73,499	$74,759	$74,231
Unsecured term loans, net	$99,837	$100,000	$324,739	$325,000
Unsecured senior guaranteed notes, net	$499,374	$481,278	$599,172	$571,543
Senior notes, net	$1,013,017	$994,078	$1,011,845	$959,234
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
The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2025 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$1,313
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$1,316
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
September 30, 2025
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
NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasing commissions, net of accumulated amortization of $54,178 and $51,068, respectively	$35,363	$34,862
Interest rate swap asset	2,629	5,215
Acquired above market leases, net	6	29
Acquired in-place leases, net	11,046	14,015
Lease incentives, net of accumulated amortization of $1,247 and $1,171, respectively	2,325	1,760
Other intangible assets, net of accumulated amortization of $2,291 and $2,062, respectively	1,574	1,560
Debt issuance costs on line of credit, net of accumulated amortization of $2,429 and $1,943, respectively	162	648
Right-of-use lease asset, net	17,946	18,993
Prepaid expenses and other	11,714	10,655
Total other assets	$82,765	$87,737

NOTE 7. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Acquired below market leases, net	$11,321	$13,076
Prepaid rent and deferred revenue	19,830	17,408
Deferred compensation	3,230	2,968
Deferred tax liability	773	781
Straight-line rent liability	7,026	7,692
Lease liability	19,493	20,638
Other liabilities	32	25
Total other liabilities and deferred credits, net	$61,705	$62,588
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of September 30, 2025 and December 31, 2024 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2025	December 31, 2024	as of September 30, 2025
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $700 and $632, respectively	(173)	(241)
Total Secured Notes Payable Outstanding	$74,827	$74,759

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of September 30, 2025, the Operating Partnership was in compliance with these financial covenants.

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2025 and December 31, 2024 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2025	December 31, 2024	as of September 30, 2025
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	—	150,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	—	75,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series C	—	100,000	4.50%		April 1, 2025	(4)
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	525,000	6.15%	(8)	October 1, 2034
	1,625,000	1,950,000
Debt discount and issuance costs, net of accumulated amortization of $8,186 and $9,890, respectively	(12,772)	(14,244)
Total Unsecured Notes Payable	$1,612,228	$1,935,756

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
September 30, 2025
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
As of September 30, 2025, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.15% Senior Notes covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of September 30, 2025, the Operating Partnership was in compliance with all loan covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan initially matures on January 5, 2026, subject to two, six-month extension options. Term Loan A matures on January 5, 2027, with no further extension options. As of September 30, 2025, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $0.2 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the nine months ended September 30, 2025, the weighted average interest rate on the Revolver Loan was 5.53%.
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
As of September 30, 2025, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

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
September 30, 2025
(Unaudited)

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.1% of the ownership interests in our Operating Partnership at September 30, 2025. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2025, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended September 30, 2025 and 2024 does not include the weighted average of 606,062 and 581,314 unvested outstanding Operating Partnership units, respectively, and for the nine months ended September 30, 2025 and 2024 does not include the weighted average of 602,093 and 583,247 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market (“ATM”) equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the nine months ended September 30, 2025, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2025, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of September 30, 2025, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2025:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2025	$0.340	January 1, 2025 to March 31, 2025	March 20, 2025
Second Quarter 2025	$0.340	April 1, 2025 to June 30, 2025	June 18, 2025
Third Quarter 2025	$0.340	July 1, 2025 to September 30, 2025	September 18, 2025
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2025:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	600,938	$19.40
Granted	17,812	20.21
Vested	(9,180)	21.79
Forfeited	(3,508)	17.67
Nonvested at September 30, 2025	606,062	$19.39
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $5.2 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $5.4 million at September 30, 2025.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 606,062 and 581,314 for the three months ended September 30, 2025 and 2024, respectively, and 602,093 and 583,247 for the nine months ended September 30, 2025 and 2024, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and nine months ended September 30, 2025 and 2024, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NUMERATOR
Net income	$5,921	$21,318	$67,149	$61,235
Less: Net income attributable to restricted shares	(207)	(194)	(616)	(585)
Less: Income from operations attributable to unitholders in the Operating Partnership	(1,205)	(4,467)	(14,033)	(12,829)
Net income attributable to common stockholders—basic	$4,509	$16,657	$52,500	$47,821
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$4,509	$16,657	$52,500	$47,821
Plus: Income from operations attributable to unitholders in the Operating Partnership	1,205	4,467	14,033	12,829
Net income attributable to common stockholders—diluted	$5,714	$21,124	$66,533	$60,650
DENOMINATOR
Weighted average common shares outstanding—basic	60,546,480	60,320,269	60,541,335	60,314,377
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,728,017	76,501,806	76,722,872	76,495,914

Earnings per common share, basic	$0.07	$0.28	$0.87	$0.79
Earnings per common share, diluted	$0.07	$0.28	$0.87	$0.79

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
A deferred tax asset is included in our consolidated balance sheets of $1.0 million and $1.0 million, and a deferred tax liability is included in our consolidated balance sheets of $0.8 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2025, we recorded income tax expense of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2024, we recorded income tax expense of $0.2 million and $0.7 million, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $8.0 million based on operating performance through September 30, 2025.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Sixteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 47.2% of total revenues for the nine months ended September 30, 2025. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 21.7% of total revenues for the nine months ended September 30, 2025. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the nine months ended September 30, 2025 and 2024, no tenant accounted for more than 10% of our total rental revenue.
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
As of September 30, 2025, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2025 (three months ending December 31, 2025)	$57,799
2026	252,343
2027	236,610
2028	191,687
2029	131,993
Thereafter	278,031
Total	$1,148,463

The above future minimum rentals exclude residential leases, which typically range from seven months to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

Lessee Operating Leases
We determine if an arrangement is a lease at inception. Our lease agreements are generally for real estate, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. We lease real estate under operating leases.
At The Landmark at One Market, we lease, as lessee, a building adjacent to The Landmark at One Market under an operating lease effective through June 30, 2031 (the “Annex Lease”). We exercised the final extension option which was effective as of July 1, 2025. The lease payments under the Annex Lease are equal to the fair rental value at the time the extension option is exercised.
Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments.
As of September 30, 2025, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2025 (three months ending December 31, 2025)	$896
2026	3,584
2027	3,637
2028	3,746
2029	3,859
Thereafter	5,991
Total lease payments	21,713
Imputed interest	(2,220)
Present value of lease liability	$19,493

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$956	$970	$2,775	$2,756
Sublease income	(851)	(880)	(2,569)	(2,558)
Total lease cost (income)	$105	$90	$206	$198

Weighted-average remaining lease term - operating leases (in years)			5.8
Weighted-average discount rate - operating leases			3.19%
Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,636	$2,559

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease rental income
Office	$49,085	$48,310	$146,065	$147,282
Retail	22,307	25,856	69,197	76,288
Multifamily	16,242	15,225	48,417	45,810
Mixed-use	3,326	3,219	9,888	9,320
Percentage rent	521	845	505	2,186
Hotel revenue	10,110	11,446	30,266	32,818
Other	631	648	1,905	1,960
Total rental income	$102,222	$105,549	$306,243	$315,664
Minimum rents include $0.9 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental operating	$14,684	$14,355	$43,027	$41,522
Hotel operating	7,467	7,799	22,301	22,553
Repairs and maintenance	6,426	5,974	17,319	16,805
Marketing	571	504	1,677	2,144
Rent	954	925	2,525	2,619
Hawaii excise tax	1,077	1,164	3,131	3,239
Management fees	589	640	1,766	1,825
Total rental expenses	$31,768	$31,361	$91,746	$90,707

NOTE 15. OTHER INCOME
The principal components of other income, net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and investment income	$1,083	$1,972	$3,460	$3,551
Income tax expense	(156)	(235)	(691)	(696)
Other non-operating income	—	2	—	10,002
Total other income	$927	$1,739	$2,769	$12,857
For the nine months ended September 30, 2024, other non-operating income includes the net settlement payment of approximately $10.0 million received on January 2, 2024 related to building specifications for one of the existing buildings at our office project in University Town Center (San Diego).

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

NOTE 16. RELATED PARTY TRANSACTIONS

During the third quarter of 2020, the company entered into a lease with American Assets, Inc. (“AAI”), an entity owned and controlled by Mr. Rady, our Executive Chairman, for office space at Torrey Point to replace a previously existing lease with AAI at Torrey Reserve Campus. Rents commenced on March 1, 2021 for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the AAI lease of $0.2 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, is included in rental income on the statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. ("AAIA"), an entity owned and controlled by Mr. Rady. For the nine months ended September 30, 2025 and 2024, we incurred approximately $0.1 million and $0.1 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.9 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
NOTE 17. SEGMENT REPORTING
For the three and nine months ended September 30, 2025, the CODM for the company was comprised of our President and Chief Executive Officer and our Chief Financial Officer.
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
September 30, 2025
(Unaudited)

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
The following table represents the significant segment expenses and operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Office
Property revenue	$52,293	$61,058	$153,992	$164,050
Rental expenses	11,813	11,014	33,091	31,273
Real estate taxes	5,380	4,500	15,415	14,178
Property expense	17,193	15,514	48,506	45,451
Segment profit	35,100	45,544	105,486	118,599
Total Retail
Property revenue	23,131	27,695	70,787	80,196
Rental expenses	3,422	4,275	10,964	13,470
Real estate taxes	3,102	3,613	8,899	10,539
Property expense	6,524	7,888	19,863	24,009
Segment profit	16,607	19,807	50,924	56,187
Total Multifamily
Property revenue	17,404	16,330	51,663	49,020
Rental expenses	6,490	5,634	17,741	15,925
Real estate taxes	1,981	1,889	5,714	5,404
Property expense	8,471	7,523	23,455	21,329
Segment profit	8,933	8,807	28,208	27,691
Total Mixed-Use
Property revenue	16,750	17,727	49,676	51,129
Rental expenses	10,043	10,438	29,950	30,039
Real estate taxes	1,066	1,042	3,151	3,012
Property expense	11,109	11,480	33,101	33,051
Segment profit	5,641	6,247	16,575	18,078
Total segments’ profit	$66,281	$80,405	$201,193	$220,555

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2025
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segments’ profit	$66,281	$80,405	$201,193	$220,555
General and administrative	(9,500)	(9,068)	(27,662)	(26,647)
Depreciation and amortization	(32,014)	(33,529)	(95,290)	(94,757)
Interest expense, net	(19,773)	(18,229)	(58,337)	(50,773)
Gain on sale of real estate	—	—	44,476	—
Other income, net	927	1,739	2,769	12,857
Net income	5,921	21,318	67,149	61,235
Net income attributable to restricted shares	(207)	(194)	(616)	(585)
Net income attributable to unitholders in the Operating Partnership	(1,205)	(4,467)	(14,033)	(12,829)
Net income attributable to American Assets Trust, Inc. stockholders	$4,509	$16,657	$52,500	$47,821
The following table shows net real estate and secured note payable balances for each of the reportable segments (in thousands):

	September 30, 2025	December 31, 2024
Net Real Estate
Office	$1,588,085	$1,597,458
Retail	472,969	478,037
Multifamily	408,395	351,016
Mixed-Use	157,481	160,975
	$2,626,930	$2,587,486
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes unamortized debt issuance costs of $0.2 million and $0.2 million for each of the periods ended September 30, 2025 and December 31, 2024, respectively.
Capital expenditures for each segment for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital Expenditures (1)
Office	$13,185	$20,261	$47,354	$41,930
Retail	4,500	4,267	7,146	9,651
Multifamily	1,110	1,582	3,072	4,260
Mixed-Use	438	229	1,947	922
	$19,233	$26,339	$59,519	$56,763

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
•the potential impact of a prolonged government shutdown;
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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of September 30, 2025, our portfolio was comprised of twelve office properties; eleven retail shopping centers a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and seven multifamily properties. Additionally, as of September 30, 2025, we owned land at two of our properties that we classified as held for development and/or construction in progress. La Jolla Commons - Land, related to the build-out of La Jolla Commons III, was previously classified as held for development. The build out of La Jolla Commons III is now complete and the building, inclusive of the land, was placed in operations as of April 1, 2025. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.9% of our Operating Partnership as of September 30, 2025. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Acquisitions
On February 28, 2025, we acquired Genesee Park in San Diego, California, consisting of a 192-unit apartment community. The purchase price was $67.9 million, excluding closing costs and prorations. We acquired the property with cash on hand, primarily from the proceeds received from the sale of Del Monte Center.
Dispositions
On February 25, 2025, we sold Del Monte Center, which is located in Monterey, California and was previously included in our retail segment. The sale price of this property of approximately $123.5 million, less closing costs and prorations, resulted in net proceeds of approximately $117.8 million. Accordingly, we recorded a gain on the sale of approximately $44.5 million for the nine months ended September 30, 2025.
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

Below is a summary of our same-store and redevelopment same-store composition for the three and nine months ended September 30, 2025 and 2024. One Beach Street continues to be identified as a same-store redevelopment property due to significant redevelopment activity. Additionally, this property was placed into operations on August 1, 2024, approximately one year after completing renovations. Del Monte Center was removed as a same-store and redevelopment same-store property when compared to the designations for the three and nine months ended September 30, 2024, as it was sold on February 25, 2025. Genesee Park is classified as a non-same-store property because it was acquired on February 28, 2025, and thus has not been owned for the comparable period. La Jolla Commons III is classified as non-same store when compared to the designations for the three and nine months ended September 30, 2024, as it was placed in operations on April 1, 2025. La Jolla Commons III is a part of the La Jolla Commons office project, and not a stand-alone property.

Retail same-store operating income increased approximately 2.3% for the nine months ended September 30, 2025 compared to the same period in 2024. Office same-store operating income decreased 9.5% for the nine months ended September 30, 2025 compared to the same period in 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Same-Store	29	30	29	30
Non-Same-Store	2	1	2	1
Total Properties	31	31	31	31

Redevelopment Same-Store	30	31	30	31

Total Development Properties	2	3	2	3

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

During the three months ended September 30, 2025, we signed 20 office leases for a total of 181,455 square feet of office space including 121,810 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 9.3% and 18.6%, respectively. New office leases for comparable spaces were signed for 62,781 square feet at an average rental rate increase on a cash and GAAP basis of 7.6% and 20.1%, respectively. Renewals for comparable office spaces were signed for 59,029 square feet at an average rental rate increase on a cash and GAAP basis of 12.0% and 16.5%, respectively. Tenant improvements and incentives were $14.49 per square foot of office space for comparable new leases for the three months ended September 30, 2025, mainly due to new tenants at City Center Bellevue.

During the three months ended September 30, 2025, we signed 29 retail leases for a total of 125,022 square feet of retail space including 111,903 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 4.4% and 21.0%, respectively. New retail leases for comparable spaces were signed for 2,000 square feet at an average rental rate decrease on a cash basis of 7.0%. Renewals for comparable retail spaces were signed for 109,903 square feet at an average rental rate increase on a cash and GAAP basis of 4.8% and 15.4%, respectively. Tenant improvements and incentives were $117.50 per square foot of retail space for comparable new leases for the three months ended September 30, 2025, mainly due to a new tenant at Lomas Santa Fe Plaza.

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

We capitalized external and internal costs related to new development, redevelopment, expansion and repositioning activities combined of $5.4 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and $16.0 million and $12.9 million for the nine months ended September 30, 2025 and 2024, respectively.

We capitalized external and internal costs related to other property improvements combined of $15.6 million and $15.0 million for the three months ended September 30, 2025 and 2024, respectively, and $40.7 million and $39.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. Since the build out of La Jolla Commons III is now complete and the building, inclusive of the land, was placed in operations as of April 1, 2025, there were no capitalized interest costs related to development activities for the three months ended September 30, 2025. We capitalized interest costs related to development activities of $1.7 million for the three months ended September 30, 2024 and $1.4 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024
The following summarizes our consolidated results of operations for the three months ended September 30, 2025 compared to our consolidated results of operations for the three months ended September 30, 2024. As of September 30, 2025, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 6.8 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,302 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2025, we owned land at two of our properties that we classified as held for development and/or construction in progress. As of September 30, 2024, our operating portfolio was comprised of 31 retail, office, multifamily and mixed-use properties with an aggregate of approximately 7.2 million rentable square feet of retail and office space, including the retail portion of our mixed-use property, 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2024, we owned land at three of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2025	2024
Revenues
Rental income	$102,222	$105,549	$(3,327)	(3)%
Other property income	7,356	17,261	(9,905)	(57)
Total property revenues	109,578	122,810	(13,232)	(11)
Expenses
Rental expenses	31,768	31,361	407	1
Real estate taxes	11,529	11,044	485	4
Total property expenses	43,297	42,405	892	2
Total property operating income	66,281	80,405	(14,124)	(18)
General and administrative	(9,500)	(9,068)	(432)	5
Depreciation and amortization	(32,014)	(33,529)	1,515	(5)
Interest expense, net	(19,773)	(18,229)	(1,544)	8
Other income, net	927	1,739	(812)	(47)
Net income	5,921	21,318	(15,397)	(72)
Net income attributable to restricted shares	(207)	(194)	(13)	7
Net income attributable to unitholders in the Operating Partnership	(1,205)	(4,467)	3,262	(73)
Net income attributable to American Assets Trust, Inc. stockholders	$4,509	$16,657	$(12,148)	(73)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $13.2 million to $109.6 million for the three months ended September 30, 2025 compared to $122.8 million for the three months ended September 30, 2024. The percentage leased was as follows for each segment as of September 30, 2025 and 2024:

	Percentage Leased(1)
	September 30,
	2025	2024
Office	81.9%	87.0%
Retail	97.9%	94.5%
Multifamily	89.7%	90.3%
Mixed-Use (2)	95.0%	96.3%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of September 30, 2025 or 2024, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of September 30, 2025 or 2024, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $3.3 million, or 3%, to $102.2 million for the three months ended September 30, 2025 compared to $105.5 million for the three months ended September 30, 2024. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$49,423	$48,642	$781	2	$49,086	$48,642	$444	1
Retail	22,867	26,810	(3,943)	(15)	22,863	22,824	39	—
Multifamily	16,317	15,289	1,028	7	15,115	15,289	(174)	(1)
Mixed-Use	13,615	14,808	(1,193)	(8)	13,615	14,808	(1,193)	(8)
	$102,222	$105,549	$(3,327)	(3)%	$100,679	$101,563	$(884)	(1)%

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
Same-store office rental revenue increased $0.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in cost recoveries due to changes in tenant base years and tax refunds received in 2024 that were passed back to tenants. This increase was offset by lower occupancy at Torrey Reserve Campus and First & Main.
Retail rental revenue decreased $3.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the sale of Del Monte Center on February 25, 2025.
Same-store multifamily revenue decreased $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an overall decrease in occupancy offset by a slight increase in average monthly base rent. Same-store average monthly base rent and occupancy was $2,746 and 89.3%, for the three months ended September 30, 2025, respectively, compared to $2,733 and 90.1%, for the three months ended September 30, 2024, respectively.
Total mixed-use rental revenue decreased $1.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 78.3% and $298 for the three months ended September 30, 2025, respectively, compared to 83.8% and $337 for the three months ended September 30, 2024, respectively. This decrease was partially offset by an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents and an increase in cost recoveries.
Other property income. Other property income decreased $9.9 million, or 57%, to $7.4 million for the three months ended September 30, 2025 compared to $17.3 million for the three months ended September 30, 2024. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$2,870	$12,416	$(9,546)	(77)	$2,858	$12,403	$(9,545)	(77)
Retail	264	885	(621)	(70)	260	894	(634)	(71)
Multifamily	1,087	1,041	46	4	1,076	1,041	35	3
Mixed-Use	3,135	2,919	216	7	3,135	2,919	216	7
	$7,356	$17,261	$(9,905)	(57)%	$7,329	$17,257	$(9,928)	(58)%
Office other property income decreased $9.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to $11.0 million in lease termination fees received at Torrey Reserve in 2024. This decrease was partially offset by $1.1 million in lease termination fees received at 14Acres in 2025 and an increase in parking garage income of $0.3 million at City Center Bellevue, First & Main and La Jolla Commons.

Retail other property income decreased $0.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to lease termination fees received at Alamo Quarry Market and Solana Beach Towne Center in 2024.
Mixed-use other property income increased $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to lease settlement fees received at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $0.9 million, or 2%, to $43.3 million for the three months ended September 30, 2025 compared to $42.4 million for the three months ended September 30, 2024.
Rental Expenses. Rental expenses increased $0.4 million, or 1%, to $31.8 million for the three months ended September 30, 2025 compared to $31.4 million for the three months ended September 30, 2024. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$11,813	$11,014	$799	7	$10,984	$10,542	$442	4
Retail	3,422	4,275	(853)	(20)	3,414	3,234	180	6
Multifamily	6,490	5,634	856	15	5,969	5,634	335	6
Mixed-Use	10,043	10,438	(395)	(4)	10,043	10,438	(395)	(4)
	$31,768	$31,361	$407	1%	$30,410	$29,848	$562	2%
Office rental expense increased $0.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase at La Jolla Commons Tower III related to new operations and amenities. Same-store office rental expense increased $0.4 million due to an increase in facilities services expense, utilities expense and repairs and maintenance expense.
Retail rental expense decreased $0.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the sale of Del Monte Center in the first quarter of 2025. Same-store retail rental expense increased $0.2 million due to an increase in repairs and maintenance expense, marketing expense and facilities services expense.
Multifamily rental expense increased $0.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the acquisition of Genesee Park. Same-store multifamily rental expense increased $0.3 million due to an overall increase in facilities services expense and repairs and maintenance expense across most of our other multifamily properties.
Mixed-use rental expense decreased $0.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease in room related expenses at the hotel portion of our mixed-use property, partially offset by an increase in utilities expense and facilities services expense at the retail portion of our mixed-use property.

Real Estate Taxes. Real estate taxes increased $0.5 million, or 4%, to $11.5 million for the three months ended September 30, 2025 compared to $11.0 million for the three months ended September 30, 2024. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$5,380	$4,500	$880	20	$4,737	$4,363	$374	9
Retail	3,102	3,613	(511)	(14)	3,102	3,287	(185)	(6)
Multifamily	1,981	1,889	92	5	1,896	1,889	7	—
Mixed-Use	1,066	1,042	24	2	1,066	1,042	24	2
	$11,529	$11,044	$485	4%	$10,801	$10,581	$220	2%
Same-store office real estate taxes increased $0.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to real estate tax refunds received at La Jolla Commons I and II during the three months ended September 30, 2024, partially offset by a decrease in property tax assessments at City Center Bellevue, 14Acres and Timber Ridge.
Same-store retail real estate taxes decreased $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease in property tax assessments and an increase in real estate tax refunds received at Alamo Quarry Market.
Multifamily real estate taxes increased $0.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the acquisition of Genesee Park.
Property Operating Income
Property operating income decreased $14.1 million, or 18%, to $66.3 million for the three months ended September 30, 2025, compared to $80.4 million for the three months ended September 30, 2024. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$35,100	$45,544	$(10,444)	(23)	$36,223	$46,140	$(9,917)	(21)
Retail	16,607	19,807	(3,200)	(16)	16,607	17,197	(590)	(3)
Multifamily	8,933	8,807	126	1	8,326	8,807	(481)	(5)
Mixed-Use	5,641	6,247	(606)	(10)	5,641	6,247	(606)	(10)
	$66,281	$80,405	$(14,124)	(18)%	$66,797	$78,391	$(11,594)	(15)%
Same-store office operating income decreased $9.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to $11.0 million in lease termination fees received at Torrey Reserve in 2024 and an increase in rental expenses related to facilities services expense, utilities expense and repairs and maintenance expense. This decrease was partially offset by $1.1 million in lease termination fees received at 14Acres in 2025, an increase in parking garage income and an increase in cost recoveries.
Same-store retail operating income decreased $0.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to lease termination fees received at Alamo Quarry Market and Solana Beach Towne Center in 2024 and an increase in rental expenses related to repairs and maintenance expense, marketing expense and facilities services expense.
Same-store multifamily operating income decreased $0.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease in occupancy and average monthly base rent. Same-store average monthly base rent and occupancy was $2,746 and 89.3%, respectively, for the three months ended September 30, 2025, compared to $2,733 and 90.1%, respectively, for the three months ended September 30, 2024. Additionally, there was an increase in facilities services expense and repairs and maintenance expense across most of our other multifamily properties.

Total mixed-use operating income decreased $0.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 78.3% and $298, respectively, for the three months ended September 30, 2025, compared to 83.8% and $337, respectively, for the three months ended September 30, 2024. This decrease was partially offset by lower room related expenses at the hotel portion of our mixed-use property, an increase in lease settlement fees and an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents.
Other
General and Administrative. General and administrative expenses increased $0.4 million, or 5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily due to higher corporate legal expenses, consulting fees and employee-related costs, including, without limitation, with respect to base pay and benefits for certain salaried and hourly workers.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.5 million, or (5)%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily due to lower depreciation expense at Torrey Reserve Campus due to asset acceleration for a tenant vacating their space early in 2024 and Del Monte Center, which was sold on February 25, 2025. These decreases were offset by an increase of $0.8 million related to the recent acquisition of Genesee Park on February 28, 2025, and $1.0 million related to La Jolla Commons III, which was placed in service on April 1, 2025.
Interest Expense, net. Interest expense increased $1.5 million, or 8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily due to the closing of our 6.150% Senior Notes on September 17, 2024 and a decrease in capitalized interest related to La Jolla Commons III being placed in service on April 1, 2025. These increases were partially offset by a decrease in interest expense related to the maturity and repayment of our Series F Notes on July 19, 2024, Series B Notes on December 2, 2024, Term Loan B and Term Loan C on January 2, 2025 and Series C Notes on February 3, 2025.
Other Income, net. Other income, net decreased $0.8 million, or 47%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily due to lower interest and investment income attributed to a decrease in yield on our average cash balance during the period, partially offset by lower income tax expense.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following summarizes our consolidated results of operations for the nine months ended September 30, 2025 compared to our consolidated results of operations for the nine months ended September 30, 2024.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2025	2024
Revenues
Rental income	$306,243	$315,664	$(9,421)	(3)%
Other property income	19,875	28,731	(8,856)	(31)
Total property revenues	326,118	344,395	(18,277)	(5)
Expenses
Rental expenses	91,746	90,707	1,039	1
Real estate taxes	33,179	33,133	46	—
Total property expenses	124,925	123,840	1,085	1
Total property operating income	201,193	220,555	(19,362)	(9)
General and administrative	(27,662)	(26,647)	(1,015)	4
Depreciation and amortization	(95,290)	(94,757)	(533)	1
Interest expense, net	(58,337)	(50,773)	(7,564)	15
Gain on sale of real estate	44,476	—	44,476	100
Other income, net	2,769	12,857	(10,088)	(78)
Net income	67,149	61,235	5,914	10
Net income attributable to restricted shares	(616)	(585)	(31)	5
Net income attributable to unitholders in the Operating Partnership	(14,033)	(12,829)	(1,204)	9
Net income attributable to American Assets Trust, Inc. stockholders	$52,500	$47,821	$4,679	10%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $18.3 million, or 5%, to $326.1 million for the nine months ended September 30, 2025 compared to $344.4 million for the nine months ended September 30, 2024. The percentage leased was as follows for each segment as of September 30, 2025 and 2024:

	Percentage Leased(1)
	September 30,
	2025	2024
Office	81.9%	87.0%
Retail	97.9%	94.5%
Multifamily	89.7%	90.3%
Mixed-Use (2)	95.0%	96.3%

(1)The percentage leased for our retail and office segments and the retail portion of the mixed-use segment includes square footage under leases, including leases which may not have commenced as of September 30, 2025 or 2024, as applicable. Percentage leased for our multifamily properties includes total units rented and occupied as of September 30, 2025 or 2024, as applicable.
(2)Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $9.4 million, or 3%, to $306.2 million for the nine months ended September 30, 2025 compared to $315.7 million for the nine months ended September 30, 2024. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$147,059	$148,283	$(1,224)	(1)	$146,448	$148,283	$(1,835)	(1)
Retail	69,861	78,786	(8,925)	(11)	68,242	67,574	668	1
Multifamily	48,681	46,056	2,625	6	46,009	46,056	(47)	—
Mixed-Use	40,642	42,539	(1,897)	(4)	40,642	42,539	(1,897)	(4)
	$306,243	$315,664	$(9,421)	(3)%	$301,341	$304,452	$(3,111)	(1)%

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
Same-store office rental revenue decreased $1.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower occupancy and annualized base rents at Torrey Reserve Campus and First & Main.
Same-store retail rental revenue increased $0.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to new tenant leases and scheduled rent increases at Carmel Mountain Plaza and Alamo Quarry Market.
Same-store multifamily revenue remained flat for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in average monthly base rent, while occupancy had a slight decrease. Same-store average monthly base rent and occupancy was $2,771 and 89.6% for the nine months ended September 30, 2025 compared to $2,714 and 91.1% for the nine months ended September 30, 2024.
Mixed-use rental revenue decreased $1.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 82.9% and $300 for the nine months ended September 30, 2025, respectively, compared to 86.7% and $324 for the nine months ended September 30, 2024, respectively. This decrease was partially offset by an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents and an increase in cost recoveries.
Other property income. Other property income decreased $8.9 million, or 31%, to $19.9 million for the nine months ended September 30, 2025 compared to $28.7 million for the nine months ended September 30, 2024. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$6,933	$15,767	$(8,834)	(56)	$6,887	$15,741	$(8,854)	(56)
Retail	926	1,410	(484)	(34)	930	1,417	(487)	(34)
Multifamily	2,982	2,964	18	1	2,959	2,964	(5)	—
Mixed-Use	9,034	8,590	444	5	9,034	8,590	444	5
	$19,875	$28,731	$(8,856)	(31)%	$19,810	$28,712	$(8,902)	(31)%
Office other property income decreased $8.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lease termination fees received at Torrey Reserve in 2024, this decrease was partially offset by lease termination fees received at 14Acres and Timber Ridge in 2025 and an increase in parking garage income at City Center Bellevue, First & Main and Lloyd Portfolio.
Retail other property income decreased $0.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lease termination fees received at Alamo Quarry Market.

Total mixed-use other property income increased $0.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in parking income and lease settlement fees received at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.1 million to $124.9 million for the nine months ended September 30, 2025, compared to $123.8 million for the nine months ended September 30, 2024. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.0 million, or 1%, to $91.7 million for the nine months ended September 30, 2025, compared to $90.7 million for the nine months ended September 30, 2024. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$33,091	$31,273	$1,818	6	$30,995	$30,196	$799	3
Retail	10,964	13,470	(2,506)	(19)	10,140	10,318	(178)	(2)
Multifamily	17,741	15,925	1,816	11	16,459	15,925	534	3
Mixed-Use	29,950	30,039	(89)	—	29,950	30,039	(89)	—
	$91,746	$90,707	$1,039	1%	$87,544	$86,478	$1,066	1%
Office rental expenses increased $1.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase at La Jolla Commons Tower III related to new operations and amenities. Same-store office rental expense increased $0.8 million due to higher utilities expense, facilities services expense and repairs and maintenance expense.
Retail rental expenses decreased $2.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to $0.5 million written off during the first quarter of 2024 for non-recurring costs related to construction in progress for then-prospective construction at Waikele Center and a $2.3 million decrease due to the sale of Del Monte Center in the first quarter of 2025. These decreases were partially offset by an increase in utilities expense, facilities services expense and repairs and maintenance expense.
Multifamily rental expenses increased $1.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the acquisition of Genesee Park and an overall increase in insurance expense, facilities services expense and repairs and maintenance expense across most of our other multifamily properties.
Total mixed-use rental expenses decreased $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in room-related expenses at the hotel portion of our mixed-use property, partially offset by an increase in utilities expense and facilities services expense at the retail portion of our mixed-use property.
Real Estate Taxes. Real estate tax expense stayed flat at $33.2 million for the nine months ended September 30, 2025, compared to $33.1 million for the nine months ended September 30, 2024. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$15,415	$14,178	$1,237	9	$13,900	$13,941	$(41)	—
Retail	8,899	10,539	(1,640)	(16)	8,981	9,765	(784)	(8)
Multifamily	5,714	5,404	310	6	5,519	5,404	115	2
Mixed-Use	3,151	3,012	139	5	3,151	3,012	139	5
	$33,179	$33,133	$46	—%	$31,551	$32,122	$(571)	(2)%

Same-store office real estate taxes stayed flat for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in property tax assessments at City Center Bellevue, 14Acres and Timber Ridge, partially offset by an increase at La Jolla Commons I and II due to real estate tax refunds received during the nine months ended September 30, 2024.
Same-store retail real estate taxes decreased $0.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in property tax assessments at Alamo Quarry Market and an increase in real estate tax refunds received at Alamo Quarry Market and Carmel Mountain Plaza.
Same-store multifamily real estate taxes increased $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in property tax assessments mainly at Pacific Ridge Apartments, Loma Palisades and Hassalo on Eighth - Multifamily.
Mixed-use real estate taxes increased $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in property tax assessments.
Property Operating Income
Property operating income decreased $19.4 million, or 9%, to $201.2 million for the nine months ended September 30, 2025, compared to $220.6 million for the nine months ended September 30, 2024. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2025	2024			2025	2024
Office	$105,486	$118,599	$(13,113)	(11)	$108,440	$119,887	$(11,447)	(10)
Retail	50,924	56,187	(5,263)	(9)	50,051	48,908	1,143	2
Multifamily	28,208	27,691	517	2	26,990	27,691	(701)	(3)
Mixed-Use	16,575	18,078	(1,503)	(8)	16,575	18,078	(1,503)	(8)
	$201,193	$220,555	$(19,362)	(9)%	$202,056	$214,564	$(12,508)	(6)%
Same-store office operating income decreased $11.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to $11.0 million in lease termination fees received at Torrey Reserve in 2024, decrease in rental revenue driven primarily by lower occupancy and annualized base rents at Torrey Reserve Campus and First & Main, an increase in utilities expense, facilities services expense and repairs and maintenance expense. These decreases were partially offset by an increase in lease termination fees received at 14Acres and Timber Ridge in 2025 and an increase in parking garage income.
Same-store retail operating income increased $1.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to new tenant leases and scheduled rent increases at Carmel Mountain Plaza and Alamo Quarry Market. Additionally there was a decrease in real estate taxes due to lower property tax assessments at Alamo Quarry Market and an increase in real estate tax refunds received at Alamo Quarry Market and Carmel Mountain Plaza.
Same-store multifamily operating income decreased $0.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an overall increase in average monthly base rent, while occupancy had a slight decrease. Same-store average monthly base rent and occupancy was $2,771 and 89.6%, respectively, for the nine months ended September 30, 2025 compared to $2,714 and 91.1%, respectively, for the nine months ended September 30, 2024. Additionally, there was an increase in insurance expense, facilities services expense and repairs and maintenance expense.
Total mixed-use operating income decreased $1.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 82.9% and $300 for the nine months ended September 30, 2025, respectively, compared to 86.7% and $324 for the nine months ended September 30, 2024, respectively. Additionally, there was an increase in rental expense at the retail portion of our mixed-use property. This decrease was partially offset by an increase in parking income, lease settlement fees and rental revenue at the retail portion of our mixed-use property.

Other
General and Administrative. General and administrative expenses increased $1.0 million, or 4%, to $27.7 million for the nine months ended September 30, 2025, compared to $26.6 million for the nine months ended September 30, 2024. This increase was primarily due to higher corporate legal expenses, consulting fees and employee-related costs, including, without limitation, with respect to base pay and benefits for certain salaried and hourly workers.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 1%, to $95.3 million for the nine months ended September 30, 2025, compared to $94.8 million for the nine months ended September 30, 2024. This increase was primarily due to $2.2 million related to the recent acquisition of Genesee Park on February 28, 2025 and $2.1 million related to La Jolla Commons III, which was placed in service on April 1, 2025. These increases were partially offset by lower depreciation expense at Torrey Reserve Campus due to asset acceleration for a tenant vacating their space early in 2024 and Del Monte Center, which was sold on February 25, 2025.
Interest Expense, net. Interest expense increased $7.6 million, or 15%, to $58.3 million for the nine months ended September 30, 2025 compared to $50.8 million for the nine months ended September 30, 2024. This increase was primarily due to the closing of our 6.150% Senior Notes on September 17, 2024 and a decrease in capitalized interest related to La Jolla Commons III being placed into service on April 1, 2025. This increase was partially offset by a decrease in interest expense related to the maturity and repayment of our Series F Notes on July 19, 2024, Series B Notes on December 2, 2024, Term Loan B and Term Loan C on January 2, 2025 and Series C Notes on February 3, 2025.
Gain on sale of real estate. Gain on sale of real estate of $44.5 million during the period relates to our sale of Del Monte Center on February 25, 2025.
Other Income, net. Other income, net decreased $10.1 million, or 78%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This decrease was primarily due to the net settlement payment of approximately $10.0 million received during the three months ended March 31, 2024 relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego).

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

As of September 30, 2025, the company owned an approximate 78.9% partnership interest in the Operating Partnership. The remaining approximately 21.1% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2025, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

On December 3, 2021, we entered into a new ATM equity program with five sales agents under which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of shares of our common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our amended and restated credit facility or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the company's common stock and the company's capital needs. For the three months ended September 30, 2025, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of September 30, 2025, we held $138.7 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2025 and for the nine months ended September 30, 2026 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

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
Cash Flows
Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024
Cash and cash equivalents were $138.7 million and $533.0 million at September 30, 2025 and 2024, respectively.
Net cash provided by operating activities decreased $39.9 million to $126.5 million for the nine months ended September 30, 2025 compared to $166.5 million for the nine months ended September 30, 2024. The decrease in cash from operations was primarily due to the net settlement received during the first quarter of 2024 relating to the building specifications for one of the existing buildings at our office project in University Town Center (San Diego), lease termination fees received at Torrey Reserve Campus during 2024 and a decrease in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities decreased $47.1 million to $9.6 million for the nine months ended September 30, 2025 compared to $56.8 million for the nine months ended September 30, 2024. The increase in cash provided was primarily due to the proceeds from the sale of Del Monte Center, offset by the use of cash for the acquisition of Genesee Park and an increase in capital expenditures related to new tenant improvement projects, leasing commissions and building renovation capital projects.
Net cash used in financing activities increased $744.3 million to $403.9 million for the nine months ended September 30, 2025 compared to cash provided by financing activities of $340.4 million for the nine months ended September 30, 2024. The increase in cash used in financing activities was primarily due to the repayment of the $225 million aggregate outstanding balance on our Term Loan B and Term Loan C on January 2, 2025 and the repayment of the $100 million outstanding balance on our Series C Notes, on February 3, 2025.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2025 and 2024 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net operating income	$66,281	$80,405	$201,193	$220,555
General and administrative	(9,500)	(9,068)	(27,662)	(26,647)
Depreciation and amortization	(32,014)	(33,529)	(95,290)	(94,757)
Interest expense, net	(19,773)	(18,229)	(58,337)	(50,773)
Gain on sale of real estate	—	—	44,476	—
Other income, net	927	1,739	2,769	12,857
Net income	$5,921	$21,318	$67,149	$61,235

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
The following table sets forth a reconciliation of our net income for the three and nine months ended September 30, 2025 to FFO, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Funds from Operations (FFO)
Net income	$5,921	$67,149
Plus: Real estate depreciation and amortization	32,014	95,290
Less: Gain on sale of real estate	—	(44,476)
Funds from operations	37,935	117,963
Less: Nonforfeitable dividends on incentive restricted stock awards	(181)	(541)
FFO attributable to common stock and units	$37,754	$117,422
FFO per diluted share/unit	$0.49	$1.53
Weighted average number of common shares and units, diluted (1)	76,732,590	76,729,280

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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2025, we had $1.6 billion of fixed rate debt outstanding with an estimated fair value of $1.5 billion. If interest rates at September 30, 2025 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $59.3 million. If interest rates at September 30, 2025 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $81.8 million. The carrying values of our revolving line of credit and term loans are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. Additionally, we consider $100.0 million related to Term Loan A outstanding as of September 30, 2025 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At September 30, 2025, we had $100.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2025, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2025, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

A Prolonged Federal Government Shutdown Could Adversely Affect Some of Our Tenants

We lease space to U.S. government agencies through the General Services Administration (GSA). A prolonged federal government shutdown could result in delayed or suspended funding for these agencies, potentially affecting their ability to meet rent obligations. In addition, some of our other tenants may rely heavily on federal funding, grants, or contracts. A sustained shutdown could weaken their financial condition, affect their ability to meet rent obligations, and decrease the likelihood of lease renewals. To the extent our tenants are adversely impacted by a federal government shutdown, our financial performance could be adversely impacted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ADAM WYLL		/s/ ADAM WYLL
Adam Wyll		Adam Wyll
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	October 31, 2025	Date:	October 31, 2025