Form 10-K
period 2025-12-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2026-02-06
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The aggregate market value of American Assets Trust, Inc.'s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2025 was $1.042 billion.
The number of American Assets Trust, Inc.’s common shares outstanding on February 6, 2026 was 61,390,936.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of American Assets Trust, Inc.'s Proxy Statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of its fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to American Assets Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a REIT and is the sole general partner of the Operating Partnership. As of December 31, 2025, American Assets Trust, Inc. owned an approximate 78.95% partnership interest in the Operating Partnership. The remaining 21.05% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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
FISCAL YEAR ENDED DECEMBER 31, 2025

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
•Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have become common, which may reduce the demand for office space and cause a reduction of rental rates and property valuation at our office properties on a temporary and/or prolonged basis.
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

•Potential losses from fires, earthquakes, floods or other natural disasters may not be fully covered by insurance.
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
We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of December 31, 2025, our portfolio is comprised of twelve office properties; eleven retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and seven multifamily properties. Additionally, as of December 31, 2025, we owned land at two of our properties that we classified as held for development and construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii.
American Assets Trust, Inc. is a Maryland corporation that was formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering and the related acquisition of such interest on January 19, 2011. After the completion of our initial public offering and the related acquisitions, our operations have been carried on through our Operating Partnership. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.95% of our Operating Partnership as of December 31, 2025. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

•Broad Real Estate Expertise with Office, Retail and Multifamily Focus. Our senior management team has strong experience and capabilities across the real estate sector with significant expertise in the office, retail and multifamily asset classes, which provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Ernest Rady, our Executive Chairman, Adam Wyll, our President and Chief Executive Officer, and Robert Barton, our Chief Financial Officer, and the other members of senior management, each have over 25 years of commercial real estate experience.
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
Human Capital
At December 31, 2025, we had 232 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in the ownership, operation, acquisition, and development of our high quality office, retail, multifamily and mixed-use properties and tenant relationships. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We also provide all employees with a wide range of professional development experiences, both formal and informal.
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

Insurance
We carry comprehensive general liability and property insurance, including fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy or standalone policy, in addition to other coverages, such as trademark, cyber and pollution coverage, that may be appropriate for our operations or certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses or may contain certain exclusions. We do not carry insurance for certain losses, including losses caused by riots or war. Some of our policies, like those covering losses due to terrorism, hail, flood, named storm, fire and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all our properties except our property located in San Antonio, Texas are subject to an increased risk of earthquakes. While we carry earthquake insurance on all of our properties, the limits of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may elect to self-insure, reduce or discontinue casualty, earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if any property is destroyed, we may not be able to rebuild it due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage if the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds applicable policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future if the costs associated with property and casualty insurance renewals become higher than anticipated or insurance carriers no longer offer certain coverage.
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

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. Though we possess environmental site assessments for certain of the properties in our portfolio, these assessments are limited in scope and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have environmental site assessment reports for all of the properties in our portfolio and, as such, we may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
Segments
We operate in four business segments: office, retail, multifamily and mixed-use. Information related to our business segments for 2025, 2024 and 2023 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.
Tenants Accounting for over 10% of Revenues
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2025, 2024 or 2023. LPL Holdings, Inc. at La Jolla Commons accounted for approximately 13.1%, 12.3%, and 13.2% of total office segment revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Google LLC at The Landmark at One Market accounted for approximately 13.3%, 12.3%, and 10.4% of total office segment revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
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
In 2025, approximately 52% of our net operating income was from our office properties. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have become common, particularly as a result of the pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, which may adversely affect our financial condition, results of operations and cash flow.

We have a substantial amount of indebtedness, which may expose us to the risk of default under our debt obligations.
At February 6, 2026, we had total debt outstanding of $1.70 billion, excluding debt issuance costs, a portion of which contains non-recourse carve-out guarantees and environmental indemnities from us and our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. At December 31, 2025, we also had a third amended and restated credit facility with a capacity of $500 million, consisting of a revolving line of credit of $400 million and an unsecured term loan of $100 million (Term Loan A). Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
As of December 31, 2025, the three largest tenants in our office portfolio - Google LLC, LPL Holdings, Inc. and Autodesk, Inc. - represented approximately 31% of the total annualized base rent in our office portfolio in the aggregate, and 13.7%, 10.5% and 6.8%, respectively, of the annualized base rent generated by our office properties. Google LLC is a subsidiary of Alphabet, Inc. and provides internet related products and services. LPL Holdings, Inc. is a subsidiary of LPL Financial Holdings, Inc. and provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions in the United States. Autodesk, Inc. is an American multinational corporation that focuses on 3-D design software for use in the architecture, engineering, construction, manufacturing, media and entertainment industries. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

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
As of December 31, 2025, our largest anchor tenants were Lowe's, Sprouts Farmers Market and Marshalls, which together represented approximately 11.7% of our total annualized base rent of our retail portfolio in the aggregate, and 5.8%, 3.2% and 2.7%, respectively, of the annualized base rent generated by our retail properties.
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
As of December 31, 2025, leases representing 6.7% of the square footage and 8.2% of the annualized base rent of the properties in our office, retail and retail portion of our mixed-use portfolios will expire in 2026, and an additional 11.5% of the square footage of the properties in our office, retail and retail portion of our mixed-use portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.
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
Under the terms of our franchise license agreement, our hotel operator must comply with operating standards and terms and conditions imposed by the franchisor of the hotel brand, Embassy Suites™. Failure by us, our TRS Lessees or any hotel management company that we engage to maintain these standards or other terms and conditions could result in the franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which we expect could be as high as approximately $7.9 million based on operating performance through December 31, 2025. In addition, our franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest” program, which can add substantial expense for the hotel. Furthermore, under certain circumstances, the franchisor may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may adversely affect our results of operations and reduce cash available for distribution to our stockholders and unitholders.

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
We cannot reliably predict the extent, rate, or impact of climate change. As such, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, increased risks of wildfires, changing sea levels and changing temperature averages or extremes. Further, population migration may occur in response to these or other factors and negatively impact our properties. Climate and other environmental changes may result in volatile or decreased demand for space at certain of our properties or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance, or making insurance unavailable. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time, there can be no assurance that climate change will not have an adverse effect on the value of our properties and our financial performance.

Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.
A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, tornadoes, wildfires, and sea-level rise due to climate change, and other natural disasters. At December 31, 2025, 54.1% of the gross leaseable area of our portfolio is located in the State of California. Additionally, 15.2%, 14.4%, and 8.7% of the gross leaseable area of our portfolio is located in the States of Washington, Oregon and Texas, respectively, and we have a meaningful presence in Oahu, Hawaii. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and/or intensity of extreme weather events, wildfires, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.
We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.
In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties. For example, if we experienced a substantial or comprehensive loss of Torrey Point in San Diego, California, reconstruction could be delayed or prevented by the California Coastal Commission, which regulates land use in the California coastal zone.
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

We use AI Technologies in our business, and the use of these technologies involve technological and legal risks
We use artificial intelligence (“AI”) and machine learning technologies (collectively, “AI Technologies”) in our business. As with many technological innovations, there are significant risks involved in maintaining and deploying these technologies and there can be no assurance that our investments in or use of such technologies will always enhance our services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data; used without sufficient oversight and governance; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
The regulatory framework for AI Technologies is rapidly evolving as many federal and state government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Such regulations may impact our ability to use, procure and commercialize AI Technologies in the future. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond. It is also possible that the AI Technologies we use may have, or may be viewed as having, unintended biases or discriminatory outcomes, exposing us to risks that we have discriminated against persons belonging to a protected class. Any resulting investigation or litigation could have an adverse impact on our results of operations due to the associated costs and any related fines, and could also have an adverse impact on our customer relationships. We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

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
Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. Although we possess environmental site assessments for certain of the properties in our portfolio, these assessments are limited in scope and may have failed to identify all environmental conditions or concerns. Furthermore, we do not have environmental site assessment reports for all of the properties in our portfolio and, as such, we may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our common stock.
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
As of December 31, 2025, Mr. Rady and his affiliates owned approximately 16.5% of our outstanding common stock and 19.3% of our outstanding common units, which together represent an approximate 35.6% beneficial interest in our company on a fully diluted basis. Consequently, Mr. Rady may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, we may not, without prior limited partner approval, directly or indirectly transfer all or any portion of our interest in the Operating Partnership before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. As a result, Mr. Rady has substantial influence on us and could exercise his influence in a manner that conflicts with the interests of other stockholders.

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
In particular, we may not, without prior “partnership approval,” directly or indirectly transfer all or any portion of our interest in our Operating Partnership, before the later of the death of Mr. Rady and the death of his wife, in connection with a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets, a reclassification, recapitalization or change in any outstanding shares of our stock or other outstanding equity interests or an issuance of shares of our stock, in any case that requires approval by our common stockholders. The “partnership approval” requirement is satisfied, with respect to such a transfer, when the sum of (1) the percentage interest of limited partners consenting to the transfer of our interest, plus (2) the product of (a) the percentage of the outstanding common units held by us multiplied by (b) the percentage of the votes that were cast in favor of the event by our common stockholders equals or exceeds the percentage required for our common stockholders to approve the event resulting in the transfer. As of December 31, 2025, the limited partners, including Mr. Rady and his affiliates and our other executive officers and directors, owned approximately 23.0% of our outstanding common units and approximately 23.1% of our outstanding common stock, which together represent an approximate 39.2% beneficial interest in our company on a fully diluted basis.
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. As of December 31, 2025, we have not had any known instances of material cybersecurity incidents and we are not aware of any material breaches affecting in-scope applications provided by third-parties, during any of the prior three fiscal years.

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
Our Response Team is responsible for assessing and managing our material risks from cybersecurity threats, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Response Team includes our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Director of IT, our Business Systems Manager, our Corporate Controller, our Cybersecurity Engineer and our Senior Business Systems Analyst. The Response Team members' relevant experience includes overseeing IT departments, reviewing existing security measures, and implementing solutions to mitigate security risks that may pose threats to a business.
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

ITEM 2.PROPERTIES
Our Portfolio
As of December 31, 2025, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.8 million rentable square feet of office and retail space (including mixed-use retail space), 2,302 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2025, we owned land at two of our properties that we classified as held for development or construction in progress.
Retail and Office Portfolios

Property	Location	Year Built/ Most Recent Renovation	Net Rentable Square Feet	Percentage Leased (2)	Annualized Base Rent (1)	Annualized Base Rent Per Leased Square Foot
OFFICE PROPERTIES
La Jolla Commons I & II	San Diego, CA	2008	725,439	98.5%	$48,403,724	$67.74
La Jolla Commons III	San Diego, CA	2025	206,231	34.7	2,643,758	36.94
Coastal Collection at Torrey Reserve (3)	San Diego, CA	1996/2022	552,276	82.2	25,033,359	55.14
Torrey Point	San Diego, CA	2017	94,854	99.6	6,119,373	64.77
Solana Crossing	Solana Beach, CA	1982/2022	224,009	81.3	8,833,711	48.51
The Landmark at One Market (4)	San Francisco, CA	1917/2000	422,426	98.3	41,830,682	100.74
One Beach Street	San Francisco, CA	1924/2024	89,067	14.5	—	—
First & Main	Portland, OR	2010	362,633	74.9	8,937,842	32.91
Lloyd Portfolio	Portland, OR	1940/2022	568,270	84.1	16,051,144	33.59
City Center Bellevue	Bellevue, WA	1987/2023	498,606	92.0	27,649,275	60.28
14Acres	Bellevue, WA	1985/2024	276,060	63.5	5,962,845	34.02
Timber Ridge	Bellevue, WA	1986	160,509	97.5	7,280,357	46.52
Timber Springs	Bellevue, WA	1983	93,295	73.0	2,589,179	38.02
Subtotal / Weighted Average Office Portfolio (5)			4,273,675	83.1%	$201,335,249	$56.69

RETAIL PROPERTIES
Carmel Country Plaza	San Diego, CA	1991	78,098	98.0%	$4,316,334	$56.40
Carmel Mountain Plaza (6)	San Diego, CA	1994/2020	528,416	99.8	14,602,922	27.69
South Bay Marketplace (6)	San Diego, CA	1997/2018	132,877	97.8	2,535,608	19.51
Gateway Marketplace (6)	San Diego, CA	1997/2016	127,861	98.9	2,473,675	19.56
Lomas Santa Fe Plaza	Solana Beach, CA	1972/1997	208,297	96.6	6,613,353	32.87
Solana Beach Towne Centre	Solana Beach, CA	1973/2004	246,651	97.5	7,423,168	30.87
Geary Marketplace	Walnut Creek, CA	2012	35,097	100.0	1,299,574	37.03
The Shops at Kalakaua	Honolulu, HI	1971/2006	11,893	100.0	1,206,000	101.40
Waikele Center	Waipahu, HI	1993/2008	418,395	97.2	12,637,563	31.07
Alamo Quarry Market (6)	San Antonio, TX	1997/1999	588,148	99.2	16,311,778	27.96
Hassalo on Eighth - Retail	Portland, OR	2015	44,236	57.5	857,552	33.71
Subtotal / Weighted Average Retail Portfolio (5)			2,419,969	97.7%	$70,277,527	$29.72
Total / Weighted Average Retail and Office Portfolio (5)			6,693,644	88.4%	$271,612,776	$45.90
Mixed-Use Portfolio

Retail Portion	Location	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased (2)	Annualized Base Rent (1)	Annualized Base Rent Per Leased Square Foot
Waikiki Beach Walk—Retail	Honolulu, HI	2006	93,925	96.2%	$9,628,291	$106.56

Hotel Portion	Location	Year Built/ Renovated	Units	Average Occupancy	Average Daily Rate	Revenue per Available Room
Waikiki Beach Walk—Embassy SuitesTM	Honolulu, HI	2008/2020	369	82.3%	$359.93	$296.35

Multifamily Portfolio

Property	Location	Year Built/ Renovated	Units	Percentage Leased (2)	Percentage Occupied (2)	Annualized Base Rent (1)	Average Monthly Base Rent per Occupied Unit
Loma Palisades	San Diego, CA	1958/2022	548	96.7%	94.9%	$18,131,064	$2,905
Imperial Beach Gardens	Imperial Beach, CA	1959/2023	160	95.0	91.3	4,754,016	2,712
Mariner’s Point	Imperial Beach, CA	1986	88	93.2	92.1	1,928,100	1,982
Pacific Ridge Apartments	San Diego, CA	2013	533	99.1	98.1	24,977,172	3,981
Genesee Park	San Diego, CA	1985	192	98.4	96.9	4,878,144	2,185
Hassalo on Eighth - Multifamily (7)	Portland, OR	2015	657	91.2	89.0	11,814,288	1,684
Total / Weighted Average Multifamily			2,178	95.5%	93.7%	$66,482,784	$2,715
Santa Fe Park RV Resort (8)	San Diego, CA	1971/2008	124	45.2%	45.2%	$1,064,856	$1,583
Total / Weighted Average Multifamily (including Santa Fe Park RV Resort)			2,302	92.8%	91.1%	$67,547,640	$2,684

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) under commenced leases for the month ended December 31, 2025 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. The foregoing notwithstanding:
a.The annualized base rent for La Jolla Commons has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $37,801,285 to our estimate of annual triple net operating expenses of $10,602,439 for an estimated annualized base rent on a modified gross lease basis of $48,403,724 for La Jolla Commons.
b.The annualized base rent for 14Acres has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $4,081,195 to our estimate of annual triple net operating expenses of $1,881,650 for an estimated annualized base rent on a modified gross lease basis of $5,962,845 for 14Acres.
c.The annualized base rent for Timber Ridge has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $5,297,966 to our estimate of annual triple net operating expenses of $1,982,391 for an estimated annualized base rent on a modified gross lease basis of $7,280,357 for Timber Ridge.
d.The annualized base rent for Timber Springs has been adjusted for this presentation to reflect that the contractual triple net leases were instead structured as modified gross leases, by adding the contractual annualized triple net base rent of $1,822,289 to our estimate of annual triple net operating expenses of $766,890 for an estimated annualized base rent on a modified gross lease basis of $2,589,179 for Timber Springs.

(2)    Percentage leased for each of our retail and office properties and the retail portion of the mixed-use property is calculated as square footage under lease as of December 31, 2025, divided by net rentable square feet, expressed as a percentage. The square footage under lease includes leases which may not have commenced as of December 31, 2025. Percentage occupied for each of our multifamily properties includes total units rented and occupied as of December 31, 2025. Percentage leased for each of our multifamily properties includes units leased but not occupied as of December 31, 2025, divided by total units available, expressed as a percentage.

(3)    Coastal Collection at Torrey Reserve was formerly known as Torrey Reserve Campus.

(4)    This property contains 422,426 net rentable square feet consisting of The Landmark at One Market (378,206 net rentable square feet) as well as a separate     long-term leasehold interest in approximately 44,220 net rentable square feet of space located in an adjacent six-story leasehold known as the Annex. We currently lease the Annex from an affiliate of the Paramount Group pursuant to a long-term master lease effective through June 30, 2031.

(5)    Lease data for signed but not commenced leases as of December 31, 2025 is in the following table:

	Leased Square Feet		Annualized Base	Pro Forma Annualized
	Under Signed But	Annualized	Rent per	Base Rent per
	Not Commenced Leases (a)	Base Rent (b)	Leased Square Foot (b)	Leased Square Foot (c)
Office Portfolio	$139,722	$7,204,628	$51.56	$58.71
Retail Portfolio	11,300	570,430	$50.48	$29.97
Total Retail and Office Portfolio	$151,022	$7,775,058	$51.48	$47.23

(a)    Office portfolio leases signed but not commenced of 84,009, 35,861, 15,194, and 4,658 square feet are expected to commence during each quarter of 2026, respectively. Retail portfolio leases signed but not commenced of 1,700, 1,627, 5,255, and 2,718 square feet are expected to commence during each quarter of 2026, respectively.
(b)     Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for signed but not commenced leases as of December 31, 2025 by 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage for signed by not commenced leases.
(c)     Pro forma annualized base rent is calculated by dividing annualized base rent for commenced leases and for signed but not commenced leases as of December 31, 2025, by square footage under lease as of December 31, 2025.

(6)     Net rentable square feet at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	Aggregate Annualized Base Rent
Carmel Mountain Plaza	5	17,607	$1,051,461
South Bay Marketplace	1	2,824	$114,552
Alamo Quarry Market	4	31,994	$723,455
Gateway Marketplace	1	18,903	$226,800
(7)    The Hassalo on Eighth property is comprised of three multifamily buildings, each with a ground floor retail component: Velomor, Aster Tower and Elwood.

(8)     The Santa Fe Park RV Resort is subject to seasonal variation, with higher rates of occupancy occurring during the summer months. The number of units at the Santa Fe Park RV Resort includes 120 RV spaces and four apartments. The Santa Fe Park RV Resort is excluded from the multifamily presentation above to accurately reflect true multifamily performance.
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
•Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents, before abatements) for the month ended December 31, 2025, by 12. Annualized base rent per leased square foot is calculated by dividing annualized base rent, by square footage under lease as of December 31, 2025. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Total abatements for leases in effect as of December 31, 2025 for our retail and office portfolio equaled approximately $8.2 million for the year ended December 31, 2025. Total abatements for leases in effect as of December 31, 2025 for our mixed-use portfolio equaled approximately $0.1 million for the year ended December 31, 2025. Total abatements for leases in effect as of December 31, 2025 for our multifamily portfolio equaled approximately $2.2 million for the year ended December 31, 2025.
•Units represent the total number of units available for sale or rent at December 31, 2025.
•Average occupancy represents the percentage of available units that were sold during the 12-month period ended December 31, 2025, and is calculated by dividing the number of units sold by the product of the total number of units and the total number of days in the period. Average daily rate represents the average rate paid for the units sold and is calculated by dividing the total room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) for the 12-month period ended December 31, 2025, by the number of units sold. Revenue per available room, or RevPAR, represents the total unit revenue per total available units for the 12-month period ended December 31, 2025 and is calculated by multiplying average occupancy by the average daily rate. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
•Average monthly base rent per occupied unit represents the average monthly base rent per occupied unit as of December 31, 2025.

Tenant Diversification
At December 31, 2025, our operating portfolio had approximately 735 leases with office and retail tenants, of which 5 expired on December 31, 2025 and 23 had not yet commenced as of such date. Our residential properties had 2,041 leases with residential tenants at December 31, 2025, excluding Santa Fe Park RV Resort. The retail portion of our mixed-use property had approximately 66 leases with retailers. Only one tenant or affiliated group of tenants accounted for more than 9.8% of our annualized base rent as of December 31, 2025 for our office, retail and retail portion of our mixed-use property portfolio. The following table sets forth information regarding the 25 tenants with the greatest annualized base rent for our combined office, retail and retail portion of our mixed-use property portfolios as of December 31, 2025.

Tenant	Property(ies)	Lease Expiration	Total Leased Square Feet	Rentable Square Feet as a Percentage of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total
Google LLC	The Landmark at One Market	12/31/2029	253,198	3.7%	$27,659,898	9.8%
LPL Holdings, Inc.	La Jolla Commons	4/30/2029	421,001	6.2	21,048,719	7.5
Autodesk, Inc.	The Landmark at One Market	12/31/2028 6/30/2031	138,615	2.0	13,730,889	4.9
Smartsheet, Inc.	City Center Bellevue	12/31/2026 4/30/2029 12/31/2032	123,041	1.8	7,340,059	2.6
Illumina, Inc.	La Jolla Commons	10/31/2027	73,176	1.1	5,110,316	1.8
Databricks, Inc.	City Center Bellevue	11/30/2027 1/31/2028 3/31/2028 10/31/2028	69,104	1.0	4,183,793	1.5
Lowe's	Waikele Center	5/31/2028	155,000	2.3	4,092,000	1.5
Industrious	City Center Bellevue La Jolla Commons	4/30/2033 3/31/2034 7/31/2035	75,749	1.1	4,015,281	1.4
VMWare, LLC	City Center Bellevue	1/31/2026 3/31/2028	55,683	0.8	3,667,357	1.3
State of Oregon: Department of Environmental Quality	Lloyd Portfolio	10/31/2031	87,787	1.3	3,207,179	1.1
Top technology tenant (2)	La Jolla Commons	8/31/2030	40,800	0.6	2,674,996	1.0
Genentech, Inc.	Lloyd Portfolio	10/31/2026	66,852	1.0	2,554,393	0.9
Sprouts Farmers Market	Solana Beach Towne Centre Geary Marketplace Carmel Mountain Plaza	6/30/2029 9/30/2032 3/31/2035	71,431	1.1	2,248,554	0.8
Internal Revenue Service	First & Main	8/31/2030	63,648	0.9	2,189,700	0.8
Perkins Coie, LLP	Coastal Collection at Torrey Reserve	12/31/2028	36,980	0.5	2,092,997	0.7
Veterans Benefits Administration	First and Main	8/31/2030	73,001	1.1	1,997,006	0.7
Marshalls	Carmel Mountain Plaza Solana Beach Towne Centre	1/31/2029 1/31/2035	68,055	1.0	1,901,151	0.7
US Bank	La Jolla Commons Lomas Sante Fe Plaza	8/31/2027 8/31/2027	40,858	0.6	1,852,546	0.7
Nordstrom Rack	Carmel Mountain Plaza Alamo Quarry Market	9/30/2027 10/31/2027	69,047	1.0	1,804,269	0.6
PIMCO	La Jolla Commons	3/31/2034	24,464	0.4	1,632,825	0.6
Vons	Lomas Santa Fe Plaza	12/31/2027	49,895	0.7	1,609,086	0.6
Petit Kohn Ingrassia Lutz & Dolin	Coastal Collection at Torrey Reserve	12/31/2026	26,993	0.4	1,596,010	0.6
Pillsbury Winthrop Shaw Pittman LLP	Coastal Collection at Torrey Reserve	12/31/2033	26,152	0.4	1,564,799	0.6
Seismic Software, Inc.	Coastal Collection at Torrey Reserve	1/31/2034	25,026	0.4	1,529,285	0.5
Ruth's Chris Steak House	Waikiki Beach Walk Retail Coastal Collection at Torrey Reserve	2/29/2028 1/31/2030	14,833	0.2	1,499,217	0.5
TOTAL			2,150,389	31.6%	$122,802,325	43.7%

(1)Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents before abatements) for the month ended December 31, 2025 for the applicable lease(s) by (ii) 12.
(2)Name withheld at tenant's request.

Geographic Diversification
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The following table shows the number of properties, the net rentable square feet and the percentage of total portfolio net rentable square footage in each region as of December 31, 2025. Our seven multifamily properties are excluded from the table below and are located in Southern California and Portland, Oregon. The hotel portion of our mixed-use property is also excluded and is located in Hawaii.

Region	Number of Properties	Net Rentable Square Feet	Percentage of Net Rentable Square Feet (1)
Southern California	10	3,125,009	46.0%
Northern California	3	546,590	8.1
Washington	4	1,028,470	15.2
Oregon	3	975,139	14.4
Texas	1	588,148	8.7
Hawaii (2)	3	524,213	7.7
Total	24	6,787,569	100.0%

(1)Percentage of Net Rentable Square Feet is calculated based on the total net rentable square feet available in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio.
(2)Includes the retail portion related to the mixed-use property.
Segment Diversification
The following table sets forth information regarding the total property operating income for each of our segments for the year ended December 31, 2025 (dollars in thousands).

Segment	Number of Properties	Property Operating Income	Percentage of Property Operating Income
Office	12	$139,139	52.2%
Retail	11	68,338	25.6%
Multifamily	7	37,010	13.9%
Mixed-Use	1	22,122	8.3%
Total	31	$266,609	100.0%
Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2025, plus available space, for each of the ten calendar years beginning January 1, 2026 at the properties in our retail portfolio, office portfolio and the retail portion of our mixed-use portfolio. The square footage of available space excludes the space from 5 leases that terminated on December 31, 2025. In 2026, we expect a similar level of leasing activity for new and expiring leases compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Portfolio Net Rentable Square Feet	Annualized Base Rent (1)	Percentage of Portfolio Annualized Base Rent		Annualized Base Rent Per Leased Square Foot (2)
Available	779,962	11.5%	$—	—%		$—
Month to Month	95,651	1.4	402,801	0.2		4.21
2026	454,358	6.7	21,740,653	8.2		47.85
2027	690,621	10.2	30,187,828	11.3		43.71
2028	1,134,670	16.7	49,141,525	18.5		43.31
2029	1,229,062	18.1	71,929,184	27.0		58.52
2030	522,823	7.7	22,297,008	8.4		42.65
2031	511,712	7.5	24,553,887	9.2		47.98
2032	246,524	3.6	10,288,552	3.9		41.73
2033	248,219	3.7	8,526,125	3.2		34.35
2034	253,951	3.7	11,774,510	4.4		46.37
2035	201,279	3.0	6,921,558	2.6		34.39
Thereafter	260,482	3.8	8,244,064	3.1		31.65
Signed Leases Not Commenced	158,255	2.3	—	—		—
Total:	6,787,569	100.0%	$266,007,695	100.0%	1	$39.19

(1)Annualized base rent is calculated by multiplying base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2025 for the leases expiring during the applicable period, by 12.
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

PART II
ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
American Assets Trust, Inc. Market Information and Holders
Shares of American Assets Trust, Inc.'s common stock are listed on the NYSE under the symbol “AAT”. On February 3, 2026, we had 76 stockholders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
American Assets Trust, L.P.
There is no established trading market for American Assets Trust, L.P.'s operating partnership units. As of February 3, 2026, we had 20 holders of record of American Assets Trust, L.P.'s operating partnership units, including American Assets Trust, Inc.
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
Recent Sales of Unregistered Equity Securities
No unregistered equity securities were sold by us during 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during 2025.
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
 The graph below compares the cumulative total return on the company’s common stock with that of the Standard & Poor's 500 Stock Index, or S&P 500 Index, and an industry peer group, S&P 600 Real Estate Index from December 31, 2020 through December 31, 2025. The stock price performance graph assumes that an investor invested $100 in each of American Assets Trust, Inc. and these indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of American Assets Trust, Inc. shares of common stock.

Total Return Performance
Index Value
250
200
150
100
50
0
American Assets Trust, Inc.
S&P 500 Index
S&P 600 Real Estate Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

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
Overview
Our Company
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality office, retail, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas, and Hawaii. As of December 31, 2025, our portfolio was comprised of twelve office properties; eleven retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and seven multifamily properties. Additionally, as of December 31, 2025, we owned land at two of our properties that we classified as held for development or construction in progress. La Jolla Commons - Land, related to the development of La Jolla Commons III, was previously classified as held for development. The development of La Jolla Commons III is now complete and the building, inclusive of the land, was placed in operations as of April 1, 2025. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon, and Oahu, Hawaii. American Assets Trust, Inc., as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.95% of our Operating Partnership as of December 31, 2025. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

We intend to opportunistically pursue projects in our development pipeline, including future phases of Lloyd Portfolio, other redevelopments at Waikele Center, as well as multifamily development opportunities within our existing portfolio, namely at Lomas Santa Fe Plaza, Solana Beach Towne Centre, Carmel Mountain Plaza, and Genesee Park. The commencement of these developments is based on, among other things, market conditions and our evaluation of whether such opportunities would generate appropriate risk-adjusted financial returns. Our redevelopment and development opportunities are subject to various factors, including market conditions and may not ultimately come to fruition. We continue to review acquisition opportunities in our primary markets that would complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance a property acquisition. Generally, our acquisitions are initially financed by available cash, mortgage loans and/or borrowings under our credit facility, which may be repaid later with funds raised through the issuance of new equity or new long-term debt.

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
While there is judgment surrounding changes in designations, we typically reclassify significant development, redevelopment or expansion properties into same-store properties once they are stabilized. Properties are deemed stabilized typically at the earlier of (1) reaching 90% occupancy or (2) four quarters following a property's inclusion in operating real estate. We typically remove properties from same-store properties when the development, redevelopment or expansion has or is expected to have a significant impact on the property's annualized base rent, occupancy and operating income within the calendar year. Our evaluation of significant impact related to development, redevelopment or expansion activity is based on quantitative and qualitative measures including, but not limited to, the following: the total budgeted cost of planned construction activity compared to the property’s annualized base rent, occupancy and operating income within the calendar year; percentage of development, redevelopment or expansion square footage to total property square footage; and the ability to maintain historic occupancy and rental rates. In consideration of these measures, we generally remove properties from same-store properties when we see a decline in a property's annualized base rent, occupancy and operating income within the calendar year as a direct result of ongoing redevelopment, development or expansion activity. Acquired properties are classified into same-store properties once we have owned such properties for the entirety of comparable period(s) and the properties are not under significant development or expansion.

Below is a summary of our same-store composition for the years ended December 31, 2025, 2024 and 2023. One Beach Street is identified as a non-same-store property for the years ended December 31, 2025 and 2024, due to significant redevelopment activity. Additionally, this property was placed into operations on August 1, 2024, approximately one year after completing renovations. Del Monte Center was removed as a same-store property when compared to the designations for the year ended December 31, 2024, as it was sold on February 25, 2025. Genesee Park is classified as a non-same-store property because it was acquired on February 28, 2025, and thus has not been owned for the comparable period. La Jolla Commons III is classified as a non-same store property when compared to the designations for the year ended December 31, 2024, as it was placed in operations on April 1, 2025. La Jolla Commons III is a part of the La Jolla Commons office project, and not a stand-alone property.

For the year ended December 31, 2024, when compared to the designations for the year ended December 31, 2023, Timber Springs was classified as a same-store property for the year ended December 31, 2024, because the property was acquired on March 8, 2022. The 710 building within the Lloyd Portfolio was classified as a same-store property when compared to the designation for the year ended December 31, 2023, because the property had been in operation for a full year since it was placed in service in November 2022. One Beach Street is identified as a non-same-store property for the years ended December 31, 2024 and 2023, due to significant redevelopment activity. Additionally, this property was placed into operations on August 1, 2024, approximately one year after completing renovations.

	December 31,
	2025	2024	2023
Same-Store	29	30	29
Non-Same Store	2	1	2
Total Properties	31	31	31

Total Development Properties	2	3	3

Revenue Base
Rental income consists of scheduled rent charges, straight-line rent adjustments and the amortization of above market and below market rents acquired. We also derive revenue from tenant recoveries and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues.
Office Leases. Our office portfolio included twelve properties with a total of approximately 4.3 million rentable square feet available for lease as of December 31, 2025. As of December 31, 2025, these properties were 83.1% leased. For the year ended December 31, 2025, the office segment contributed 47.2% of our total revenue. Historically, we have leased office properties to tenants primarily on a full service gross or a modified gross basis and to a limited extent on a triple-net lease basis. We expect to continue to do so in the future. A full-service gross or modified gross lease has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant's proportionate square footage of the property. The increased property operating expenses billed are reflected as operating expenses and amounts recovered from tenants are reflected as rental income in the statements of operations.
During the year ended December 31, 2025, we signed 82 office leases for 616,680 square feet with an average rent of $55.50 per square foot during the initial year of the lease term. Of the leases, 46 represent comparable leases where there was a prior tenant, with an increase of 6.4% in cash basis rent and an increase of 13.8% in straight-line rent compared to the prior leases.
Retail Leases. Our retail portfolio included eleven properties with a total of approximately 2.4 million rentable square feet available for lease as of December 31, 2025. As of December 31, 2025, these properties were 97.7% leased. For the year ended December 31, 2025, the retail segment contributed 21.8%, of our total revenue. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expense, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by the landlord, is reflected in operating expenses, and the reimbursement is reflected as rental income in the statements of operations.
During the year ended December 31, 2025, we signed 91 retail leases for 546,406 square feet with an average rent of $32.59 per square foot during the initial year of the lease term, including leases signed for the retail portion of our mixed-use property. Of the leases, 80 represent comparable leases where there was a prior tenant, with an increase of 7.1% in cash basis rent and an increase of 21.8% in straight-line rent compared to the prior leases.
Multifamily Leases. Our multifamily portfolio included six apartment properties, as well as an RV resort, with a total of 2,302 units (including 120 RV spaces) available for lease as of December 31, 2025. As of December 31, 2025, these properties were 91.1% occupied. For the year ended December 31, 2025, the multifamily segment contributed 15.8% of our total revenue. Our multifamily leases, other than at our RV resort, generally have lease terms ranging from 7 to 15 months, with a majority having 12-month lease terms. Tenants normally pay a base rental amount, usually quoted in terms of a monthly rate for the respective unit. Spaces at the RV resort can be rented at a daily, weekly, or monthly rate. The average monthly base rent per occupied unit as of December 31, 2025 was $2,684, compared to $2,683 at December 31, 2024.

Mixed-Use Property Revenue. Our mixed-use property consists of approximately 94,000 rentable square feet of retail space and a 369-room all-suite hotel. Revenue from the mixed-use property consists of revenue earned from retail leases, and revenue earned from the hotel, which consists of room revenue, food and beverage services, parking and other guest services. As of December 31, 2025, the retail portion of the property was 96.2% leased, and for the year ended December 31, 2025, the hotel had an average occupancy of 82.3%. For the year ended December 31, 2025, the mixed-use segment contributed 15.1%, of our total revenue. We have leased the retail portion of such property to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. As such, the base rent payment under such leases does not include any operating expenses, but rather all such expenses, to the extent they are paid by the landlord, are billed to the tenant. Rooms at the hotel portion of our mixed-use property are rented on a nightly basis.
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

During the twelve months ended December 31, 2025, we signed 82 office leases for a total of 616,680 square feet of office space including 370,619 square feet of comparable space leases (leases for which there was a previous tenant), at an average rental rate increase on a cash and GAAP basis of 6.4% and 13.8%, respectively. New office leases for comparable spaces were signed for 119,206 square feet at an average rental rate increase on a cash and GAAP basis of 3.4% and 16.3%, respectively. Renewals for comparable office spaces were signed for 251,413 square feet at an average rental rate increase on a cash and GAAP basis of 7.7% and 12.8%, respectively. Tenant improvements and incentives were $28.33 per square foot of office space for comparable new leases for the twelve months ended December 31, 2025, mainly due to new tenants at City Center Bellevue, Lloyd Portfolio and 14Acres. There were $21.47 per square foot of office space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2025.

During the twelve months ended December 31, 2025, we signed 91 retail leases for a total of 546,406 square feet of retail space including 509,924 square feet of comparable space leases, at an average rental rate increase on a cash and GAAP basis of 7.1% and 21.8%, respectively. New retail leases for comparable spaces were signed for 25,372 square feet at an average rental rate increase on a cash and GAAP basis of 9.9% and 436.8% (due to the modification of prior tenants' rent to cash-basis, which precluded straight-line rent for comparison), respectively. Renewals for comparable retail spaces were signed for 484,552 square feet at an average rental rate increase on a cash and GAAP basis of 6.9% and 15.6%, respectively. Tenant improvements and incentives were $42.85 per square foot of retail space for comparable new leases for the twelve months ended December 31, 2025, mainly due to new tenants at Gateway Marketplace, Alamo Quarry Market, Lomas Santa Fe Plaza and Carmel Country Plaza. There were $5.78 per square foot of retail space of tenant improvement or incentives for comparable renewal leases for the twelve months ended December 31, 2025.

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

The leases signed in 2025 will typically become effective in 2026, though some may not become effective until 2027. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.

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

When we enter into a transaction to sell a property or a portion of a property, we evaluate the recognition of the sale under ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” to determine whether and when control transfers and how to measure the associated gain or loss. We determine the transaction price based on the consideration we expect to receive. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of a gain recognized will not occur. We analyze the risk of a significant gain reversal and if necessary, limit the amount of variable consideration recognized in order to mitigate this risk. The estimation of variable consideration may require us to make assumptions and apply significant judgment.
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

We capitalized external and internal costs related to new development, redevelopment, expansion and repositioning activities combined of $22.7 million and $16.3 million for the years ended December 31, 2025 and 2024, respectively.

We capitalized external and internal costs related to other property improvements combined of $55.5 million and $52.2 million for the years ended December 31, 2025 and 2024, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. We capitalized interest costs related to both development and redevelopment activities combined of $1.4 million and $7.5 million for the years ended December 31, 2025 and 2024, respectively.

Segment capital expenditures for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	Year Ended December 31, 2025

Segment	Tenant Improvements and Leasing Commissions	Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Capital Expenditures	Redevelopment, Expansions and Repositioning (1)	New Development	Total Capital Expenditures

Office Portfolio	$27,315	$14,133	$41,448	$6,587	$13,475	$61,510
Retail Portfolio	5,346	5,466	10,812	698	—	11,510
Multifamily Portfolio	—	3,014	3,014	2,080	—	5,094
Mixed-Use Portfolio	543	1,763	2,306	—	—	2,306
Total	$33,204	$24,376	$57,580	$9,365	$13,475	$80,420

	Year Ended December 31, 2024

Segment	Tenant Improvements and Leasing Commissions	Capital Expenditures	Total Tenant Improvements, Leasing Commissions and Capital Expenditures	Redevelopment and Expansions	New Development	Total Capital Expenditures

Office Portfolio	$23,048	$18,329	$41,377	$1,979	$13,364	$56,720
Retail Portfolio	9,158	4,410	13,568	—	—	13,568
Multifamily Portfolio	—	5,637	5,637	—	—	5,637
Mixed-Use Portfolio	425	1,057	1,482	—	—	1,482
Total	$32,631	$29,433	$62,064	$1,979	$13,364	$77,407

(1)    Beginning with the three months ended June 30, 2025, this capital expenditures category includes spending related to repositioning initiatives at operating properties, as well as planned capital expenditures identified at the time of acquisition.

The increase in tenant improvements and leasing commissions for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily related to new tenant build-outs at Coastal Collection at Torrey Reserve, Solana Crossing, 14 Acres, Timber Ridge and Carmel Country Plaza during the year ended December 31, 2025, partially offset by tenant build-outs completed at La Jolla Commons, City Center Bellevue and Alamo Quarry Market during the year ended December 31, 2024. Additionally, the decrease in retail tenant improvements and leasing commissions is due to the sale of Del Monte Center during the first quarter of 2025.
The decrease in capital expenditures for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily related to the renovations completed at Imperial Beach, 14 Acres and Lloyd Portfolio during the year ended December 31, 2024, partially offset by an increase at La Jolla Commons I and II, First & Main and Alamo Quarry Market during the year ended December 31, 2025.
Beginning with the second quarter of 2025, this capital expenditures category includes spending related to repositioning initiatives at operating properties, as well as planned capital expenditures identified at the time of acquisition. The increase in redevelopment, expansions and repositioning expenditures for the year ended December 31, 2025 compared to the year ended December 31, 2024, is primarily due to the costs incurred at 14 Acres, Timber Springs, Timber Springs, Genesee Park and La Jolla Commons during the year ended December 31, 2025, partially offset by a decrease in redevelopment expenditures related to the completion of One Beach Street during the year ended December 31, 2024.
New development expenditures for the year ended December 31, 2025 includes the cost related to first generation tenant build-outs at La Jolla Commons III, compared to the costs incurred for the development of La Jolla Commons III during the year ended December 31, 2024.

Our capital expenditures for the year ending December 31, 2026 will depend upon acquisition opportunities, the level of improvements and renovations on existing properties and the timing and cost of development of our held for development and construction in progress properties. While the amount of future expenditures will depend on numerous factors, we expect expenditures incurred in the year ending December 31, 2026 to increase from the year ending December 31, 2025 as we continue our renovations at Genesee Park, build-out amenities and speculative suites at One Beach Street and incur first generation tenant improvements at La Jolla Commons III.
Derivative Instruments
We may use derivative instruments to manage exposure to variable interest rate risk. We may enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt.
Any interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive income on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not match, such as notional amounts, settlement dates, reset dates, calculation periods and the use of Secured Overnight Financing Rate (SOFR). In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
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
No impairment charges were recorded for the years ended December 31, 2025, 2024 or 2023.
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
2025 Acquisitions and Dispositions
On February 28, 2025, we acquired Genesee Park in San Diego, California, consisting of a 192-unit apartment community. The purchase price was $67.9 million, excluding closing costs and prorations. We acquired the property with cash on hand, primarily from the proceeds received from the sale of Del Monte Center.
On February 25, 2025, we sold Del Monte Center, which is located in Monterey, California and was previously included in our retail segment. The sale price of this property of approximately $123.5 million, less closing costs and prorations, resulting in net proceeds of approximately $117.8 million. Accordingly, we recorded a gain on the sale of approximately $44.5 million for the year ended December 31, 2025.
2024 Acquisitions and Dispositions
During the year ended December 31, 2024, there were no acquisitions or dispositions.
2023 Acquisitions and Dispositions
During the year ended December 31, 2023, there were no acquisitions or dispositions.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
For our discussion related to the results of operations and liquidity and capital resources for the year ended December 31, 2024 compared to the year ended December 31, 2023 please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2024 Form 10-K, filed with the Securities and Exchange Commission on February 12, 2025.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following summarizes our consolidated results of operations for the year ended December 31, 2025 compared to our consolidated results of operations for the year ended December 31, 2024. As of December 31, 2025, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.8 million rentable square feet of office and retail space (including mixed-use retail space), 2,302 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2025, we owned land at two of our properties that we classified as held for development or construction in progress. As of December 31, 2024, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 7.3 million rentable square feet of office and retail space (including mixed-use retail space), 2,110 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of December 31, 2024, we owned land at three of our properties that we classified as held for development or construction in progress.

The following table sets forth selected data from our consolidated statements of comprehensive income for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Change	%
Revenues
Rental income	$410,493	$423,611	$(13,118)	(3)%
Other property income	25,711	34,244	(8,533)	(25)
Total property revenues	436,204	457,855	(21,651)	(5)
Expenses
Rental expenses	124,601	123,503	1,098	1
Real estate taxes	44,994	44,224	770	2
Total property expenses	169,595	167,727	1,868	1
Total property operating income	266,609	290,128	(23,519)	(8)
General and administrative	(37,841)	(35,468)	(2,373)	7
Depreciation and amortization	(127,312)	(125,461)	(1,851)	1
Interest expense, net	(78,120)	(74,527)	(3,593)	5
Gain on sale of real estate	44,476	—	44,476	100
Other income, net	3,558	18,147	(14,589)	80
Net income	71,370	72,819	(1,449)	(2)
Net income attributable to restricted shares	(852)	(787)	(65)	8
Net income attributable to unitholders in the Operating Partnership	(14,870)	(15,234)	364	(2)
Net income attributable to American Assets Trust, Inc. stockholders	$55,648	$56,798	$(1,150)	(2)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue decreased $21.7 million, or 5%, to $436.2 million for the year ended December 31, 2025, compared to $457.9 million for the year ended December 31, 2024. The percentage leased was as follows for each segment as of December 31, 2025 and 2024:

	Percentage Leased (1) Year Ended December 31,
	2025	2024
Office	83.1%	85.0%
Retail	97.7%	94.5%
Multifamily	91.1%	91.8%
Mixed-Use (2)	96.2%	90.5%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of December 31, 2025 or December 31, 2024, as applicable. Leased units for our multifamily properties include total units leased and occupied as of the applicable date.
(2)    Includes the retail portion of the mixed-use property only.

The decrease in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue decreased $13.1 million, or 3%, to $410.5 million for the year ended December 31, 2025, compared to $423.6 million for the year ended December 31, 2024. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio (1)
	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	%	2025	2024	Change	%
Office	$197,418	$198,601	$(1,183)	(1)%	$196,406	$198,573	$(2,167)	(1)%
Retail	93,965	107,397	(13,432)	(13)	92,367	91,537	830	1
Multifamily	65,010	61,448	3,562	6	61,133	61,448	(315)	(1)
Mixed-Use	54,100	56,165	(2,065)	(4)	54,100	56,165	(2,065)	(4)
	$410,493	$423,611	$(13,118)	(3)%	$404,006	$407,723	$(3,717)	(1)%

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
Total office rental revenue decreased $1.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower occupancy at Coastal Collection at Torrey Reserve and First & Main. This decrease was partially offset by an increase in occupancy and annualized base rents at City Center Bellevue and Timber Ridge. Additionally, with new tenant lease commencements at La Jolla Commons III, we recognized $1.0 million in non-same store rental revenue.
Total retail rental revenue decreased $13.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the sale of Del Monte Center on February 25, 2025. Same-store retail rental revenue increased $0.8 million due to new tenant leases and scheduled rent increases at Carmel Mountain Plaza and Alamo Quarry Market.
Multifamily rental revenue increased $3.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the acquisition of Genesee Park on February 28, 2025. Same-store multifamily rental revenue decreased $0.3 million due to a decrease in occupancy and a slight increase in average monthly base rent. Same-store average monthly base rent and occupancy was $2,775 and 89.5% for the year ended December 31, 2025, compared to $2,718 and 91.0% for the year ended December 31, 2024.
Mixed-use rental revenue decreased $2.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 82.3% and $296 for the year ended December 31, 2025 compared to 85.9% and $319 for the year ended December 31, 2024. This decrease was partially offset by an increase in rental revenue at the retail portion of our mixed-use property, primarily due to new tenant leases commencing at higher base rents and an increase in cost recoveries.
Other property income. Other property income decreased $8.5 million, or 25%, to $25.7 million for the year ended December 31, 2025, compared to $34.2 million for the year ended December 31, 2024. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	%	2025	2024	Change	%
Office	$8,619	$17,177	$(8,558)	(50)%	$8,558	$17,146	$(8,588)	(50)%
Retail	1,157	1,643	(486)	(30)	1,161	1,650	(489)	(30)
Multifamily	3,951	3,924	27	1	3,918	3,924	(6)	—
Mixed-Use	11,984	11,500	484	4	11,984	11,500	484	4
	$25,711	$34,244	$(8,533)	(25)%	$25,621	$34,220	$(8,599)	(25)%
Total office other property income decreased $8.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lease termination fees received at Coastal Collection at Torrey Reserve in 2024. This decrease was partially offset by lease termination fees received at 14Acres and Timber Ridge in 2025 and an increase in parking garage income at City Center Bellevue, First & Main and Lloyd Portfolio.
Retail other property income decreased $0.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lease termination fees received at Alamo Quarry Market and Solana Beach Towne Center in 2024.

Mixed-use other property income increased $0.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in parking income and lease settlement fees received at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $1.9 million, or 1%, to $169.6 million for the year ended December 31, 2025, compared to $167.7 million for the year ended December 31, 2024. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $1.1 million, or 1%, to $124.6 million for the year ended December 31, 2025, compared to $123.5 million for the year ended December 31, 2024. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	%	2025	2024	Change	%
Office	$46,223	$43,181	$3,042	7%	$43,237	$41,618	$1,619	4%
Retail	14,823	18,578	(3,755)	(20)	13,957	14,102	(145)	(1)
Multifamily	23,810	21,603	2,207	10	21,973	21,603	370	2
Mixed-Use	39,745	40,141	(396)	(1)	39,745	40,141	(396)	(1)
	$124,601	$123,503	$1,098	1%	$118,912	$117,464	$1,448	1%
Total office rental expenses increased $3.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a $1.5 million increase at La Jolla Commons Tower III related to new operations and amenities. Same-store office rental expense increased $1.6 million due to higher utilities expense, facilities services expense and repairs and maintenance expense.
Total retail rental expenses decreased $3.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a $3.6 million decrease related to the sale of Del Monte Center in the first quarter of 2025. Same-store retail rental expenses decreased due to $0.5 million written off during the first quarter of 2024 for non-recurring costs related to construction in progress for then-prospective construction at Waikele Center. These decreases were offset by an increase in facilities services expense and repairs and maintenance expense.
Multifamily rental expenses increased $2.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a $1.8 million increase related to the acquisition of Genesee Park in the first quarter of 2025. Same-store multifamily rental expenses increased due to an overall increase in insurance expense, facilities services expense and repairs and maintenance expense across most of our other multifamily properties.
Mixed-use rental expenses decreased $0.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in room-related expenses at the hotel portion of our mixed-use property, partially offset by an increase in utilities expense and facilities services expense at the retail portion of our mixed-use property.
Real Estate Taxes. Real estate tax expense increased $0.8 million, or 2%, to $45.0 million for the year ended December 31, 2025, compared to $44.2 million for the year ended December 31, 2024. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	%	2025	2024	Change	%
Office	$20,675	$19,053	$1,622	9%	$18,509	$18,631	$(122)	(1)%
Retail	11,961	13,930	(1,969)	(14)	12,137	12,821	(684)	(5)
Multifamily	8,141	7,186	955	13	7,510	7,186	324	5
Mixed-Use	4,217	4,055	162	4	4,217	4,055	162	4
	$44,994	$44,224	$770	2%	$42,373	$42,693	$(320)	(1)%

Total office real estate taxes increased $1.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase at La Jolla Commons III and One Beach Street since we stopped capitalizing real estate taxes when the buildings were placed into service on April 1, 2025 and August 1, 2024, respectively. Additionally, there was an increase at La Jolla Commons I and II due to real estate tax refunds received during the year ended December 31, 2024. These increases were offset by a decrease in property tax assessments at City Center Bellevue, 14Acres and Timber Ridge.
Retail real estate taxes decreased $2.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the sale of Del Monte Center on February 25, 2025 and a decrease in property tax assessments at Alamo Quarry Market and real estate tax refunds received at Alamo Quarry Market and Carmel Mountain Plaza in 2025.
Multifamily real estate taxes increased $1.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to $0.6 million related to the acquisition of Genesee Park on February 28, 2025, and an increase in property tax assessments mainly at Pacific Ridge Apartments, Loma Palisades and Hassalo on Eighth - Multifamily.
Mixed-use real estate taxes increased $0.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in property tax assessments.
Property Operating Income.
Property operating income decreased $23.5 million, or 8%, to $266.6 million for the year ended December 31, 2025, compared to $290.1 million for the year ended December 31, 2024. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	%	2025	2024	Change	%
Office	$139,139	$153,544	$(14,405)	(9)%	$143,218	$155,470	$(12,252)	(8)%
Retail	68,338	76,532	(8,194)	(11)	67,434	66,264	1,170	2
Multifamily	37,010	36,583	427	1	35,568	36,583	(1,015)	(3)
Mixed-Use	22,122	23,469	(1,347)	(6)	22,122	23,469	(1,347)	(6)
	$266,609	$290,128	$(23,519)	(8)%	$268,342	$281,786	$(13,444)	(5)%
Total office operating income decreased $14.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to $11.0 million in lease termination fees received at Coastal Collection at Torrey Reserve in 2024, a decrease in rental revenue driven primarily by lower occupancy at Coastal Collection at Torrey Reserve and First & Main and an increase in utilities expense, facilities services expense, repairs and maintenance expense and real estate tax expense. These decreases were partially offset by an increase in occupancy and annualized base rents at City Center Bellevue, Timber Ridge and La Jolla Commons III, an increase in lease termination fees received at 14Acres and Timber Ridge in 2025 and an increase in parking garage income.
Retail operating income decreased $8.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the sale of Del Monte Center. Same-store retail operating income increased $1.2 million due to new tenant leases and scheduled rent increases at Carmel Mountain Plaza and Alamo Quarry Market. Additionally, there was a decrease in real estate taxes due to lower property tax assessments at Alamo Quarry Market and an increase in real estate tax refunds received at Alamo Quarry Market and Carmel Mountain Plaza in 2025.
Multifamily operating income increased $0.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the acquisition of Genesee Park. Same-store multifamily operating income decreased $1.0 million due to a decrease in average occupancy and a slight increase in monthly base rent of 89.5% and $2,775, respectively, for the year ended December 31, 2025 compared to 91.0% and $2,718, respectively, for the year ended December 31, 2024. Additionally, there was an increase in insurance expense, facilities services expense, repairs and maintenance expense and real estate tax expense.

Mixed-use operating income decreased $1.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in tourism, which led to a decrease in average occupancy and revenue per available room to 82.3% and $296, respectively, for the year ended December 31, 2025, respectively, compared to 85.9% and $319, respectively, for the year ended December 31, 2024, respectively. This decrease was partially offset by an increase in parking income, lease settlement fees and rental revenue at the retail portion of our mixed-use property.
Other
General and administrative. General and administrative expenses increased $2.4 million, or 7%, to $37.8 million for the year ended December 31, 2025, compared to $35.5 million for the year ended December 31, 2024. This increase was primarily due to higher corporate legal expenses, consulting fees and employee-related costs, including, without limitation, with respect to base pay and benefits for certain salaried and hourly workers.
Depreciation and amortization. Depreciation and amortization expense increased $1.9 million, or 1%, to $127.3 million for the year ended December 31, 2025, compared to $125.5 million for the year ended December 31, 2024. This increase was primarily due to $2.5 million related to the acquisition of Genesee Park on February 28, 2025, $3.1 million related to La Jolla Commons III, which was placed in service on April 1, 2025, $0.9 million related to One Beach Street, which was placed in service on August 1, 2024 and new tenant improvements, building improvements and leasing commission assets placed into service. These increases were partially offset by lower depreciation expense at Coastal Collection at Torrey Reserve due to asset acceleration for a tenant vacating their space early in 2024 and Del Monte Center, which was sold on February 25, 2025.
Interest expense, net. Interest expense, net increased $3.6 million, or 5%, to $78.1 million for the year ended December 31, 2025 compared to $74.5 million for the year ended December 31, 2024. This increase was primarily due to the closing of our 6.150% Senior Notes on September 17, 2024 and a decrease in capitalized interest related to La Jolla Commons III being placed into service on April 1, 2025. This increase was partially offset by a decrease in interest expense related to the maturity and repayment of our Series F Notes on July 19, 2024, Series B Notes on December 2, 2024, Term Loan B and Term Loan C on January 2, 2025 and Series C Notes on February 3, 2025.
Gain on sale of real estate. The gain on sale of real estate of $44.5 million during the period was due to our sale of Del Monte Center on February 25, 2025.
Other Income, Net. Other income, net decreased $14.6 million, or 80%, to other income, net of $3.6 million for the year ended December 31, 2025 compared to other income, net of $18.1 million for the year ended December 31, 2024. This decrease was primarily due to the net settlement payment of approximately $10.0 million received during the three months ended March 31, 2024 relating to building specifications for one of the existing buildings at our office project in University Town Center (San Diego) and a decrease in interest and investment income attributed to a lower yield and average cash balance during the period.
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

As of December 31, 2025, the company owned an approximate 78.95% partnership interest in the Operating Partnership. The remaining 21.05% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of December 31, 2025, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

On December 3, 2021, the company entered into a new at-the-market (“ATM”) equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2025, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2025, we had the capacity to issue up to $250 million in shares of common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of December 31, 2025, we have no obligation to sell the remaining shares available for sale under the ATM equity program.
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

We currently believe that cash flows from operations, cash on hand, our ATM equity program, our third amended and restated credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Contractual Obligations
The following table outlines the timing of required payments related to our commitments as of December 31, 2025 (dollars in thousands):

	Payments by Period
Contractual Obligations	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	More than 5 Years
Principal payments on long-term indebtedness	$1,700,000	$—	$425,000	$—	$100,000	$150,000	$1,025,000
Interest payments	451,936	76,555	66,349	59,268	57,148	55,028	137,588
Operating lease	20,818	3,584	3,637	3,746	3,859	3,975	2,017
Tenant-related commitments	33,127	31,288	1,289	477		—	73
Construction-related commitments	26,678	23,947	2,731	—	—	—	—
Total	$2,232,559	$135,374	$499,006	$63,491	$161,007	$209,003	$1,164,678
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Cash Flows
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
Cash and cash equivalents were $129.4 million and $425.7 million at December 31, 2025 and 2024, respectively.
Net cash provided by operating activities decreased $40.0 million to $167.1 million for the year ended December 31, 2025, compared to $207.1 million for the year ended December 31, 2024. The decrease in cash from operations was primarily due to the net settlement received during the first quarter of 2024 relating to the building specifications for one of the existing buildings at our office project in University Town Center (San Diego), lease termination fees received at Coastal Collection at Torrey Reserve during 2024 and a decrease in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities decreased $46.9 million to $30.5 million for the year ended December 31, 2025, compared to $77.4 million for the year ended December 31, 2024. The decrease in cash used was primarily due to the proceeds from the sale of Del Monte Center, offset by the use of cash for the acquisition of Genesee Park and an increase in capital expenditures related to new tenant improvement projects, leasing commissions and building renovation capital projects.
Net cash used in financing activities increased $646.0 million to $432.9 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $213.1 million for the year ended December 31, 2024. The increase in cash used in financing activities was primarily due to the repayment of the $225 million aggregate outstanding balance on our Term Loan B and Term Loan C on January 2, 2025 and the repayment of the $100 million outstanding balance on our Series C Notes, on February 3, 2025.
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
The following is a reconciliation of our NOI to net income for the years ended December 31, 2025, 2024 and 2023 computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net operating income	$266,609	$290,128	$277,207
General and administrative	(37,841)	(35,468)	(35,960)
Depreciation and amortization	(127,312)	(125,461)	(119,500)
Interest expense, net	(78,120)	(74,527)	(64,706)
Gain on sale of real estate	44,476	—	—
Other income, net	3,558	18,147	7,649
Net income	$71,370	$72,819	$64,690

Funds from Operations
We present funds from operations (“FFO”) because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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
The following table sets forth a reconciliation of our FFO for the years ended December 31, 2025, 2024 and 2023 to net income, the nearest GAAP equivalent (in thousands, except per share and share data):

	Year Ended December 31,
	2025	2024	2023
Net income	$71,370	$72,819	$64,690
Plus: Real estate depreciation and amortization	127,312	125,461	119,500
Less: Gain on sale of real estate	(44,476)	—	—
Funds from operations, as defined by NAREIT	$154,206	$198,280	$184,190
Less: Nonforfeitable dividends on restricted stock awards	(757)	(754)	(749)
FFO attributable to common stock and units	$153,449	$197,526	$183,441
FFO per diluted share/unit	$2.00	$2.58	$2.40
Weighted average number of common shares and units, diluted (1)	76,746,917	76,514,433	76,346,772

(1)For the years ended December 31, 2025, 2024 and 2023 the weighted average common shares used to compute FFO per diluted share include unvested restricted stock awards that are subject to time vesting, as the vesting of the restricted stock awards is dilutive in the computation of FFO per diluted shares, but is anti-dilutive for the computation of diluted EPS for the periods. Diluted shares exclude incentive restricted stock as these awards are considered contingently issuable.
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
Fixed Interest Rate Debt
Except as described below, all of our outstanding debt obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2025, we had $1.6 billion of fixed-rate debt outstanding with an estimated fair value of $1.5 billion. If interest rates at December 31, 2025 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $44.1 million. If interest rates at December 31, 2025 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $90.5 million. The carrying values of our revolving line of credit and term loan approximate fair value since the interest rates are variable and reset frequently based on SOFR. Additionally, we consider our $100 million debt outstanding as of December 31, 2025, related to Term Loan A to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At December 31, 2025, we had $100 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of our overall borrowing program. See the discussion under Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change, nor would there be a change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including American Assets Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, American Assets Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2025.
American Assets Trust, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report over American Assets Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in American Assets Trust, Inc.'s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, American Assets Trust, Inc.'s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Operating Partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
During the year ended December 31, 2025, no officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEMS 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board - Committees of the Board - Audit Committee” will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “Delinquent - Section 16(a) Reports” is included herein as Item 15.

ITEM 11.EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions, and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to American Assets Trust, Inc.'s 2026 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 15.DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2025, our named executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

4.3*	Description of Securities
10.1(6)	Amended and Restated Agreement of Limited Partnership of American Assets Trust, L.P., dated January 19, 2011
10.2(6)	Registration Rights Agreement among American Assets Trust, Inc. and the persons named therein, dated January 19, 2011
10.3(1)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated 2011 Equity Incentive Award Plan
10.4(1)	Form of Indemnification Agreement between American Assets Trust, Inc. and its directors and officers
10.5*	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Performance Vesting)
10.6(21)	Form of American Assets Trust, Inc. Restricted Stock Award Agreement (Time Vesting)
10.7(21)	Amended and Restated Independent Director Compensation Policy effective January 1, 2025
10.8(6)	Transition Services Agreement between American Assets, Inc. and American Assets Trust, L.P., dated January 19, 2011
10.9(1)	Management Agreement for Waikiki Beach Walk®—Retail between ABW Holdings LLC and Retail Resort Properties LLC, dated as of November 1, 2007
10.10(1)
Outrigger Hotels Hawaii—Hotel Management Agreement—Embassy SuitesTM—Waikiki Beach WalkTM Hotel by and among EBW Hotel LLC, Waikele Venture Holdings, LLC, Broadway 225 Sorrento Holdings, LLC, Broadway 225 Stonecrest Holdings, LLC and Outrigger Hotels Hawaii, dated as of January 10, 2006

10.11(6)	Franchise License Agreement—Embassy Suites—Waikiki Beach Walk—Honolulu, Hawaii between Embassy Suites Franchise LLC and WBW Hotel Lessee, LLC, dated January 19, 2011
10.12(7)	American Assets Trust, Inc. and American Assets Trust, L.P. Amended and Restated Incentive Bonus Plan, effective as of December 5, 2019
10.13(8)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated March 25, 2014
10.14(8)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Robert F. Barton dated March 25, 2014
10.15(9)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated March 25, 2014
10.16(21)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Ernest S. Rady dated January 1, 2025
10.17(21)	Amended and Restated Employment Agreement among American Assets Trust, Inc., American Assets Trust, L.P. and Adam Wyll dated January 1, 2025
10.18(9)	Note Purchase Agreement, dated as of October 31, 2014 by and among American Assets Trust, Inc., American Assets Trust, L.P. and the purchasers named therein. (Series A, B and C)
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
(21)    Incorporated herein by reference to American Assets Trust, Inc.'s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized this 6th day of February, 2026.

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

Signature	Title	Date
/s/ ADAM WYLL	President and Chief Executive Officer	February 6, 2026
Adam Wyll

/s/ ROBERT F. BARTON	Executive Vice President, Chief Financial Officer and Treasurer	February 6, 2026
Robert F. Barton

/s/ ERNEST RADY	Executive Chairman	February 6, 2026
Ernest Rady

/s/ JOY L. SCHAEFER	Director	February 6, 2026
Joy L. Schaefer

/s/ NINA TRAN	Director	February 6, 2026
Nina Tran

/s/ THOMAS S. OLINGER	Director	February 6, 2026
Thomas S. Olinger

/s/ ROBERT S. SULLIVAN	Director	February 6, 2026
Robert S. Sullivan

Item 8 and Item 16(a) (1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2026 expressed an unqualified opinion thereon.

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
The Company’s net real estate properties totaled $2.62 billion as of December 31, 2025. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2025.

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
February 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Assets Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited American Assets Trust, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, American Assets Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 16(a) and our report dated February 6, 2026 expressed an unqualified opinion thereon.

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
February 6, 2026

Report of Independent Registered Public Accounting Firm

To the Partners of American Assets Trust, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Assets Trust, L.P. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 16(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
The Company’s net real estate properties totaled $2.62 billion as of December 31, 2025. As discussed in Note 1 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges during the year ended December 31, 2025.

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

San Diego, California
February 6, 2026

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate, at cost
Operating real estate	$3,694,203	$3,449,009
Construction in progress	68,937	176,868
Held for development	487	487
	3,763,627	3,626,364
Accumulated depreciation	(1,144,259)	(1,038,878)
Net real estate	2,619,368	2,587,486
Cash and cash equivalents	129,362	425,659
Accounts receivable, net	7,407	6,905
Deferred rent receivables, net	84,642	88,059
Other assets, net	80,497	87,737
Real estate assets held for sale	—	77,519
TOTAL ASSETS	$2,921,276	$3,273,365
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,849	$74,759
Unsecured notes payable, net	1,612,761	1,935,756
Accounts payable and accrued expenses	71,094	63,693
Security deposits payable	10,063	8,896
Other liabilities and deferred credits	61,304	62,588
Liabilities related to real estate assets held for sale	—	3,352
Total liabilities	1,830,071	2,149,044
Commitments and contingencies (Note 12)
EQUITY:
American Assets Trust, Inc. stockholders' equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 61,390,936 and 61,138,238 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	614	611
Additional paid-in capital	1,479,870	1,474,869
Accumulated dividends in excess of net income	(331,086)	(304,339)
Accumulated other comprehensive income	1,419	4,760
Total American Assets Trust, Inc. stockholders' equity	1,150,817	1,175,901
Noncontrolling interests	(59,612)	(51,580)
Total equity	1,091,205	1,124,321
TOTAL LIABILITIES AND EQUITY	$2,921,276	$3,273,365
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2025	2024	2023
REVENUE:
Rental income	$410,493	$423,611	$419,373
Other property income	25,711	34,244	21,791
Total revenue	436,204	457,855	441,164
EXPENSES:
Rental expenses	124,601	123,503	118,801
Real estate taxes	44,994	44,224	45,156
General and administrative	37,841	35,468	35,960
Depreciation and amortization	127,312	125,461	119,500
Total operating expenses	334,748	328,656	319,417
Gain on sale of real estate	44,476	—	—
OPERATING INCOME	145,932	129,199	121,747
Interest expense, net	(78,120)	(74,527)	(64,706)
Other income, net	3,558	18,147	7,649
NET INCOME	71,370	72,819	64,690
Net income attributable to restricted shares	(852)	(787)	(761)
Net income attributable to unitholders in the Operating Partnership	(14,870)	(15,234)	(13,551)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$55,648	$56,798	$50,378
EARNINGS PER COMMON SHARE, BASIC
Basic income attributable to common stockholders per share	$0.92	$0.94	$0.84
Weighted average shares of common stock outstanding - basic	60,555,010	60,333,055	60,158,976
EARNINGS PER COMMON SHARE, DILUTED
Diluted income attributable to common stockholders per share	$0.92	$0.94	$0.84
Weighted average shares of common stock outstanding - diluted	76,736,547	76,514,592	76,340,513

COMPREHENSIVE INCOME
Net income	$71,370	$72,819	$64,690
Other comprehensive loss - unrealized loss on swap derivatives during the period	(3,205)	(2,748)	(1,827)
Other comprehensive loss - unrealized loss on treasury locks during the period	—	(1,345)	—
Reclassification of amortization of forward starting swap included in interest expense, net	(1,031)	(377)	(1,149)
Comprehensive income	67,134	68,349	61,714
Comprehensive income attributable to noncontrolling interest	(13,975)	(14,286)	(12,917)
Comprehensive income attributable to American Assets Trust, Inc.	$53,159	$54,063	$48,797

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Equity
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders' Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2022	60,718,653	$607	$1,461,201	$(251,167)	$10,624	$(35,740)	1,185,525
Net income	—	—	—	51,139	—	13,551	64,690
Issuance of restricted stock	300,889	3	(3)	—	—	—	—
Forfeiture of restricted stock	(82,481)	(1)	1	—	—	—	—
Dividends declared and paid	—	—	—	(80,211)	—	(21,360)	(101,571)
Stock-based compensation	—	—	8,838	—	—	—	8,838
Shares withheld for employee taxes	(41,275)	—	(831)	—	—	—	(831)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,437)	(390)	(1,827)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(905)	(244)	(1,149)
Balance at December 31, 2023	60,895,786	609	1,469,206	(280,239)	8,282	(44,183)	1,153,675
Net income	—	—	—	57,585	—	15,234	72,819
Issuance of restricted stock	303,648	3	(3)	—	—	—	—
Forfeiture of restricted stock	(10,397)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(81,685)	—	(21,683)	(103,368)
Stock-based compensation	—	—	7,110	—	—	—	7,110
Shares withheld for employee taxes	(50,799)	(1)	(1,444)	—	—	—	(1,445)
Other comprehensive loss - change in values of interest rate swaps	—	—	—	—	(2,164)	(584)	(2,748)
Other comprehensive loss - unrealized loss on treasury locks	—	—	—	—	(1,061)	(284)	(1,345)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(297)	(80)	(377)
Balance at December 31, 2024	61,138,238	611	1,474,869	(304,339)	4,760	(51,580)	1,124,321
Net income	—	—	—	56,500	—	14,870	71,370
Issuance of restricted stock	402,735	4	(4)	—	—	—	—
Forfeiture of restricted stock	(27,261)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(83,247)	—	(22,007)	(105,254)
Stock-based compensation	—	—	7,397	—	—	—	7,397
Shares withheld for employee taxes	(122,776)	(1)	(2,392)	—	—	—	(2,393)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,527)	(678)	(3,205)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(814)	(217)	(1,031)
Balance at December 31, 2025	61,390,936	$614	$1,479,870	$(331,086)	$1,419	$(59,612)	$1,091,205

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$71,370	$72,819	$64,690
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	920	(5,781)	(7,239)
Depreciation and amortization	127,312	125,461	119,500
Amortization of debt issuance costs and debt discounts	2,891	3,652	3,388
Provision for uncollectable rental income	540	1,517	1,439
Gain on sale of real estate	(44,476)	—	—
Stock-based compensation expense	7,397	7,110	8,838
Settlement of treasury locks	—	(1,345)	—
Other noncash interest expense, net	(1,031)	(377)	(1,149)
Other, net	3,233	1,161	266
Changes in operating assets and liabilities
Change in accounts receivable	726	(1,787)	(870)
Change in other assets	(1,225)	(1,266)	(1,141)
Change in accounts payable and accrued expenses	(1,160)	5,577	765
Change in security deposits payable	931	140	181
Change in other liabilities and deferred credits	(313)	225	83
Net cash provided by operating activities	167,115	207,106	188,751
INVESTING ACTIVITIES
Acquisition of real estate, net	(67,879)	—	—
Capital expenditures	(72,255)	(70,205)	(82,980)
Proceeds from sale of real estate, net of selling costs	117,784	—	—
Leasing commissions	(8,165)	(7,202)	(6,907)
Net cash used in investing activities	(30,515)	(77,407)	(89,887)
FINANCING ACTIVITIES
Proceeds from unsecured line of credit	—	100,000	—
Repayment of unsecured line of credit	—	(100,000)	(36,000)
Proceeds from unsecured term loan	—	—	225,000
Repayment of unsecured term loan	(225,000)	—	(150,000)
Proceeds from unsecured notes payable	—	523,273	—
Repayment of unsecured notes payable	(100,000)	(200,000)	—
Debt issuance costs	(250)	(5,388)	(2,145)
Dividends paid to common stock and unitholders	(105,254)	(103,368)	(101,571)
Shares withheld for employee taxes	(2,393)	(1,445)	(831)
Net cash (used in) provided by financing activities	(432,897)	213,072	(65,547)
Net (decrease) increase in cash, cash equivalents	(296,297)	342,771	33,317
Cash and cash equivalents, beginning of year	425,659	82,888	49,571
Cash and cash equivalents, end of year	$129,362	$425,659	$82,888

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	December 31,	December 31,
	2025	2024

ASSETS
Real estate, at cost
Operating real estate	$3,694,203	$3,449,009
Construction in progress	68,937	176,868
Held for development	487	487
	3,763,627	3,626,364
Accumulated depreciation	(1,144,259)	(1,038,878)
Net real estate	2,619,368	2,587,486
Cash and cash equivalents	129,362	425,659
Accounts receivable, net	7,407	6,905
Deferred rent receivables, net	84,642	88,059
Other assets, net	80,497	87,737
Real estate assets held for sale	—	77,519
TOTAL ASSETS	$2,921,276	$3,273,365
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,849	$74,759
Unsecured notes payable, net	1,612,761	1,935,756
Accounts payable and accrued expenses	71,094	63,693
Security deposits payable	10,063	8,896
Other liabilities and deferred credits	61,304	62,588
Liabilities related to real estate assets held for sale	—	3,352
Total liabilities	1,830,071	2,149,044
Commitments and contingencies (Note 12)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	(60,522)	(53,385)
General partner's capital, 61,390,936 and 61,138,238 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,149,398	1,171,141
Accumulated other comprehensive income	2,329	6,565
Total capital	1,091,205	1,124,321
TOTAL LIABILITIES AND CAPITAL	$2,921,276	$3,273,365

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands, Except Units and Per Unit Data)

	Year Ended December 31,
	2025	2024	2023
REVENUE:
Rental income	$410,493	$423,611	$419,373
Other property income	25,711	34,244	21,791
Total revenue	436,204	457,855	441,164
EXPENSES:
Rental expenses	124,601	123,503	118,801
Real estate taxes	44,994	44,224	45,156
General and administrative	37,841	35,468	35,960
Depreciation and amortization	127,312	125,461	119,500
Total operating expenses	334,748	328,656	319,417
Gain on sale of real estate	44,476	—	—
OPERATING INCOME	145,932	129,199	121,747
Interest expense, net	(78,120)	(74,527)	(64,706)
Other income, net	3,558	18,147	7,649
NET INCOME	71,370	72,819	64,690
Net income attributable to restricted shares	(852)	(787)	(761)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$70,518	$72,032	$63,929
EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.92	$0.94	$0.84
Weighted average units outstanding, basic	76,736,547	76,514,592	76,340,513
EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.92	$0.94	$0.84
Weighted average units outstanding, diluted	76,736,547	76,514,592	76,340,513

DISTRIBUTIONS PER UNIT	$1.36	$1.34	$1.32

COMPREHENSIVE INCOME
Net income	$71,370	$72,819	$64,690
Other comprehensive loss - unrealized loss on swap derivatives during the period	(3,205)	(2,748)	(1,827)
Other comprehensive loss - unrealized loss on treasury locks during the period	—	(1,345)	—
Reclassification of amortization of forward starting swaps included in interest expense, net	(1,031)	(377)	(1,149)
Comprehensive income	67,134	68,349	61,714
Comprehensive income attributable to Limited Partners	(13,975)	(14,286)	(12,917)
Comprehensive income attributable to General Partner	$53,159	$54,063	$48,797

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2022	16,181,537	$(39,127)	60,718,653	$1,210,641	$14,011	$1,185,525
Net income	—	13,551	—	51,139	—	64,690
Issuance of restricted units	—	—	300,889	—	—	—
Forfeiture of restricted units	—	—	(82,481)	—	—	—
Distributions	—	(21,360)	—	(80,211)	—	(101,571)
Stock-based compensation	—	—	—	8,838	—	8,838
Units withheld for employee taxes	—	—	(41,275)	(831)	—	(831)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,827)	(1,827)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(1,149)	(1,149)
Balance at December 31, 2023	16,181,537	(46,936)	60,895,786	1,189,576	11,035	1,153,675
Net income	—	15,234	—	57,585	—	72,819
Issuance of restricted units	—	—	303,648	—	—	—
Forfeiture of restricted units	—	—	(10,397)	—	—	—
Distributions	—	(21,683)	—	(81,685)	—	(103,368)
Stock-based compensation	—	—	—	7,110	—	7,110
Units withheld for employee taxes	—	—	(50,799)	(1,445)	—	(1,445)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(2,748)	(2,748)
Other comprehensive loss - unrealized loss on treasury locks	—	—	—	—	(1,345)	(1,345)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(377)	(377)
Balance at December 31, 2024	16,181,537	(53,385)	61,138,238	1,171,141	6,565	1,124,321
Net income	—	14,870	—	56,500	—	71,370
Issuance of restricted units	—	—	402,735	—	—	—
Forfeiture of restricted units	—	—	(27,261)	—	—	—
Distributions	—	(22,007)	—	(83,247)	—	(105,254)
Stock-based compensation	—	—	—	7,397	—	7,397
Units withheld for employee taxes	—	—	(122,776)	(2,393)	—	(2,393)
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(3,205)	(3,205)
Reclassification of amortization of forward-starting swaps included in interest expense, net	—	—	—	—	(1,031)	(1,031)
Balance at December 31, 2025	16,181,537	$(60,522)	61,390,936	$1,149,398	$2,329	$1,091,205

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general and limited partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$71,370	$72,819	$64,690
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	920	(5,781)	(7,239)
Depreciation and amortization	127,312	125,461	119,500
Amortization of debt issuance costs and debt discounts	2,891	3,652	3,388
Provision for uncollectable rental income	540	1,517	1,439
Gain on sale of real estate	(44,476)	—	—
Stock-based compensation expense	7,397	7,110	8,838
Settlement of treasury locks	—	(1,345)	—
Other noncash interest expense, net	(1,031)	(377)	(1,149)
Other, net	3,233	1,161	266
Changes in operating assets and liabilities
Change in accounts receivable and deferred rent receivables	726	(1,787)	(870)
Change in other assets	(1,225)	(1,266)	(1,141)
Change in accounts payable and accrued expenses	(1,160)	5,577	765
Change in security deposits payable	931	140	181
Change in other liabilities and deferred credits	(313)	225	83
Net cash provided by operating activities	167,115	207,106	188,751
INVESTING ACTIVITIES
Acquisition of real estate, net	(67,879)	—	—
Capital expenditures	(72,255)	(70,205)	(82,980)
Proceeds from sale of real estate, net of selling costs	117,784	—	—
Leasing commissions	(8,165)	(7,202)	(6,907)
Net cash used in investing activities	(30,515)	(77,407)	(89,887)
FINANCING ACTIVITIES
Proceeds from unsecured line of credit	—	100,000	—
Repayment of unsecured line of credit	—	(100,000)	(36,000)
Proceeds from unsecured term loan	—	—	225,000
Repayment of unsecured term loan	(225,000)	—	(150,000)
Proceeds from unsecured notes payable	—	523,273	—
Repayment of unsecured notes payable	(100,000)	(200,000)	—
Debt issuance costs	(250)	(5,388)	(2,145)
Distributions	(105,254)	(103,368)	(101,571)
Shares withheld for employee taxes	(2,393)	(1,445)	(831)
Net cash provided by (used in) financing activities	(432,897)	213,072	(65,547)
Net (decrease) increase in cash, cash equivalents	(296,297)	342,771	33,317
Cash and cash equivalents, beginning of year	425,659	82,888	49,571
Cash and cash equivalents, end of year	$129,362	$425,659	$82,888

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
We are a vertically integrated and self-administered REIT with 232 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.

Any reference to the number of properties or units, square footage or acres, employees; or references to beneficial ownership interests, are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
As of December 31, 2025, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of December 31, 2025, we owned land at two of our properties that we classify as held for development and construction in progress. A summary of the properties owned by us is as follows:

Retail
Carmel Country Plaza	Gateway Marketplace	Hassalo on Eighth - Retail
Carmel Mountain Plaza	Geary Marketplace
South Bay Marketplace	The Shops at Kalakaua
Lomas Santa Fe Plaza	Waikele Center
Solana Beach Towne Centre	Alamo Quarry Market

Office
La Jolla Commons	First & Main	Timber Springs
Torrey Point	Lloyd Portfolio	Coastal Collection at Torrey Reserve (formerly known as Torrey Reserve Campus)
Solana Crossing	City Center Bellevue
The Landmark at One Market	14Acres
One Beach Street	Timber Ridge

Multifamily
Loma Palisades	Hassalo on Eighth - Multifamily
Imperial Beach Gardens	Genesee Park
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
The company follows the Financial Accounting Standards Board (the “FASB”) guidance for determining whether an entity is a variable interest entity (“VIE”) and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. American Assets Trust, Inc. has concluded that the Operating Partnership is a VIE, and because American Assets Trust, Inc. has both the power and the rights to control the Operating Partnership, American Assets Trust, Inc. is the primary beneficiary and is required to continue to consolidate the Operating Partnership. Substantially all of the assets and liabilities of the company are related to the operating partnership VIE.
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
Consolidated Statements of Cash Flows-Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Total interest costs incurred	$79,550	$82,030	$72,479
Interest capitalized	$1,430	$7,503	$7,773
Interest expense, net	$78,120	$74,527	$64,706
Cash paid for interest, net of amounts capitalized	$79,272	$64,413	$62,003
Cash paid for income taxes	$934	$1,247	$1,427
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$19,874	$14,396	$16,103
Accrued leasing commissions	$4,014	$2,197	$1,726

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
Other property income includes parking income, general excise tax billed to tenants and fees charged to tenants at our multifamily properties. Other property income is recognized when we satisfy performance obligations as evidenced by the transfer of control of our services to customers. We measure other property income based on the amount of consideration we expect to be entitled to in exchange for the services provided. We recognize general excise tax gross, with the amounts billed to tenants and customers recorded in other property income and the related taxes paid as rental expense. The general excise tax included in other property income was $3.7 million, $3.8 million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the later of the termination date or the satisfaction of all conditions precedent to the lease termination, including, without limitation, payment of all lease termination fees. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
The company recognizes hotel revenue when earned. Revenues are recorded net of any sales, general excise or transient accommodations occupancy tax collected from the company’s guests. Additionally, some of the company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by the company at the price the company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the company directly, revenue for the room is booked by the company on a gross basis. The company participates in frequent guest programs sponsored by the brand owners of the company’s hotel and the company expenses the charges associated with those programs, as incurred.
Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for the right to use a hotel room. The company’s contract performance obligations are fulfilled at the end of each day the room is provided to the customer and revenue is recognized daily at the contract rate. The company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at the company’s hotel. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheets and are recognized as revenue at the time of the guest’s stay.

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
At December 31, 2025 and December 31, 2024, our allowance for doubtful accounts was $1.3 million and $2.0 million, respectively. Total collectability related adjustments for rental income, which includes the allowance for doubtful accounts and deferred rent receivables, was $0.6 million, $1.5 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 30 years to a maximum of 40 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 years to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to the contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. For the years ended December 31, 2025, 2024 and 2023, real estate depreciation expense was $113.1 million, $111.7 million and $106.3 million, respectively.
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
Impairment of Long Lived Assets
We review for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Accordingly, the reduction of estimated future cash flows could result in the recognition of an impairment charge on certain of our long-lived assets. Management has not identified indicators that the value of our real estate investments was impaired at December 31, 2025 or December 31, 2024. There were no impairment charges during the years ended December 31, 2025, 2024 and 2023.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity of less than 3 months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). No losses have been experienced related to such accounts. At December 31, 2025 and December 31, 2024, we had $76.1 million and $350.7 million, respectively, in excess of the FDIC insured limit. At December 31, 2025 and December 31, 2024, we had $46.1 million and $71.2 million, respectively, in money market funds that are not FDIC insured.

Restricted Cash
Restricted cash consists of amounts held by lenders to provide for future real estate tax expenditures, insurance expenditures and reserves for capital improvements. As of December 31, 2025 and 2024, we had no restricted cash.
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
Variable Interest Entities
Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is the party that has a controlling interest in the VIE. Identifying the party with the controlling interest requires a focus on which entity has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (1) the obligation to absorb the expected losses of the VIE or (2) the right to receive the benefits from the VIE. At December 31, 2025 and December 31, 2024 we had no investments in real estate joint ventures, and no other interests in VIEs to be evaluated for consolidated.
Stock-Based Compensation
We grant stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, options to purchase common stock and/or shares of common stock. For the grants of performance and market-based restricted stock awards in December 2023 (the “2023 grant”), December 2024 (the “2024 grant”), and December 2025 (the “2025 grant”), we measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense ratably over the vesting period.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This pronouncement requires enhanced income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This pronouncement is effective for annual periods in fiscal years beginning after December 15, 2024, and should be applied either prospectively or retrospectively. We adopted ASU 2023-09 during the year ended December 31, 2025. The adoption has no material impact on our consolidated financial statements or related disclosures.
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

NOTE 2. REAL ESTATE

A summary of our real estate investments is as follows (in thousands):

	Retail	Office	Multifamily	Mixed-Use	Total
December 31, 2025
Land	$226,899	$297,947	$99,793	$76,635	$701,274
Buildings	449,400	1,525,289	446,092	131,884	2,552,665
Land improvements	44,162	19,526	9,947	2,606	76,241
Tenant improvements	82,203	263,064	—	2,729	347,996
Furniture, fixtures, and equipment	789	7,693	12,972	13,142	34,596
Construction in progress (1)	3,449	42,382	4,272	752	50,855
	806,902	2,155,901	573,076	227,748	3,763,627
Accumulated depreciation	(337,169)	(568,585)	(166,913)	(71,592)	(1,144,259)
Net real estate	$469,733	$1,587,316	$406,163	$156,156	$2,619,368
December 31, 2024
Land	$226,899	$297,947	$72,668	$76,635	$674,149
Buildings	446,775	1,407,244	407,297	130,594	2,391,910
Land improvements	40,658	16,779	8,515	2,606	68,558
Tenant improvements	78,126	240,099	—	3,020	321,245
Furniture, fixtures, and equipment	629	6,241	12,273	13,019	32,162
Construction in progress (1)	3,302	132,742	1,685	611	138,340
	796,389	2,101,052	502,438	226,485	3,626,364
Accumulated depreciation	(318,352)	(503,594)	(151,422)	(65,510)	(1,038,878)
Net real estate (2)	$478,037	$1,597,458	$351,016	$160,975	$2,587,486

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
The property was acquired using cash on hand, primarily from the proceeds received on the sale of Del Monte Center on February 25, 2025.
The financial information set forth below summarizes the company’s purchase price allocation for Genesee Park during the year ended December 31, 2025 (in thousands):

Genesee Park
Land	$27,125
Building	38,101
Land improvements	1,156
Furniture, fixtures, and equipment	274
Total real estate	66,656
Lease intangibles	1,373
Prepaid expenses and other assets	114
Assets acquired	$68,143
Security deposits payable	(236)
Other liabilities and deferred credits	(28)
Liabilities assumed	$(264)

The value allocated to lease intangibles is amortized over six-months as depreciation and amortization expense in the statement of comprehensive income, which is fully amortized as of December 31, 2025.

The following table summarizes the operating results for Genesee Park included in the company's historical consolidated statement of operations for the period of acquisition through December 31, 2025 (in thousands):

Genesee Park
Revenues	$3,909
Operating expenses	5,021
Operating loss	(1,112)
Other income, net	2
Net income attributable to American Assets Trust, Inc.	$(1,110)
Dispositions
On February 25, 2025, we sold Del Monte Center, which is located in Monterey, California and was previously included in our retail segment. The sale price of this property was $123.5 million, less closing costs and prorations, resulting in net proceeds of approximately $117.8 million. Accordingly, we recorded a gain on sale of approximately $44.5 million for the year ended December 31, 2025.

NOTE 3. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles, which are included in other assets and other liabilities and deferred credits (in thousands):

	December 31, 2025	December 31, 2024
In-place leases	$48,489	$49,813
Accumulated amortization	(38,280)	(35,798)
Above market leases	432	432
Accumulated amortization	(429)	(403)
Acquired lease intangible assets, net	$10,212	$14,044
Below market leases	$38,446	$42,420
Accumulated accretion	(27,523)	(29,344)
Acquired lease intangible liabilities, net	$10,923	$13,076

The value allocated to in-place leases is amortized over the related lease term as depreciation and amortization expense in the statement of comprehensive income. Above and below market leases are amortized over the related lease term as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of comprehensive income. Rental income (loss) includes net amortization from acquired above and below market leases of $2.1 million, $2.7 million and $3.1 million in 2025, 2024 and 2023, respectively. The remaining weighted-average amortization period as of December 31, 2025, is 3.8 years, 0.2 years and 12.6 years for in-place leases, above market leases and below market leases, respectively. Below market leases include $4.5 million related to below market renewal options, and the weighted-average period prior to the commencement of the renewal options is 11.3 years.
Increases (decreases) in net income as a result of amortization of our in-place leases, above market leases and below market leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of in-place leases	$(5,180)	$(4,583)	$(4,928)
Amortization of above market leases	(26)	(38)	(41)
Amortization of below market leases	2,153	2,721	3,127
	$(3,053)	$(1,900)	$(1,842)
As of December 31, 2025, the amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

	In-Place Leases	Above Market Leases	Below Market Leases
Year Ending December 31,
2026	$3,227	$3	$1,559
2027	3,009	—	1,278
2028	2,801	—	1,011
2029	773	—	661
2030	73	—	455
Thereafter	326	—	5,958
	$10,209	$3	$10,923

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2025 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
A summary of our financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$3,380	$—	$3,380	$—	$2,968	$—	$2,968
Interest rate swap asset	$—	$2,011	$—	$2,011	$—	$5,215	$—	$5,215
Interest rate swap liability	$—	$—	$—	$—	$—	$—	$—	$—
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

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable	$74,849	$74,728	$74,759	$74,231
Unsecured term loan	$99,869	$100,000	$324,739	$325,000
Unsecured senior guaranteed notes	$499,437	$483,339	$599,172	$571,543
Senior unsecured notes, net	$1,013,455	$989,549	$1,011,845	$959,234

NOTE 5. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasing commissions, net of accumulated amortization of $56,094 and $51,068, respectively	$36,223	$34,862
Interest rate swap asset	2,011	5,215
Acquired above market leases, net	3	29
Acquired in-place leases, net	10,209	14,015
Lease incentives, net of accumulated amortization of $1,239 and $1,171, respectively	2,110	1,760
Other intangible assets, net of accumulated amortization of $2,361 and $2,062, respectively	1,489	1,560
Debt issuance costs on line of credit, net of accumulated amortization of $2,591 and $1,943, respectively	250	648
Right-of-use lease asset, net	17,246	18,993
Prepaid expenses, deposits and other	10,956	10,655
Total other assets	$80,497	$87,737
Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of comprehensive income.
NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Acquired below market leases, net	$10,923	$13,076
Prepaid rent and deferred revenue	20,670	17,408
Straight-line rent liability	6,880	7,692
Deferred compensation	3,380	2,968
Deferred tax liability	638	781
Lease liability	18,774	20,638
Other liabilities	39	25
Total other liabilities and deferred credits, net	$61,304	$62,588
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
Debt of American Assets Trust, L.P.
Secured notes payable
The following is a summary of the Operating Partnership's total secured notes payable outstanding as of December 31, 2025 and December 31, 2024 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
	December 31, 2025	December 31, 2024	as of December 31, 2025
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $723 and $632, respectively	(151)	(241)
Total Secured Notes Payable	$74,849	$74,759

(1)Interest only.

The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of December 31, 2025, the Operating Partnership was in compliance with these financial covenants.
Unsecured notes payable
The following is a summary of the Operating Partnership's total unsecured notes payable outstanding as of December 31, 2025 and December 31, 2024 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	December 31, 2025	December 31, 2024	as of December 31, 2025
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027
Term Loan B	—	150,000	Variable	(3)	January 5, 2025	(2)
Term Loan C	—	75,000	Variable	(3)	January 5, 2025	(2)
Senior Guaranteed Notes, Series C	—	100,000	4.50%		April 1, 2025	(4)
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(5)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(6)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(7)	July 30, 2030
3.375% Senior Unsecured Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	525,000	6.15%	(8)	October 1, 2034
	1,625,000	1,950,000
Debt discount and issuance costs, net of accumulated amortization of $8,720 and $9,890, respectively	(12,239)	(14,244)
Total Unsecured Notes Payable	$1,612,761	$1,935,756

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

Scheduled principal payments on secured and unsecured notes payable as of December 31, 2025 are as follows (in thousands):

2026	$—
2027	425,000
2028	—
2029	100,000
2030	150,000
Thereafter	1,025,000
$1,700,000
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
As of December 31, 2025, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.15% Senior Notes covenants.

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
Certain loans require the Operating Partnership to comply with various financial covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2025, the Operating Partnership was in compliance with all loan covenants.

Third Amended and Restated Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). The Revolver Loan was initially scheduled to mature on January 5, 2026, subject to two, six-month extension options. On November 13, 2025, we exercised the first of the extension options, which extended the maturity date to July 5, 2026, subject to our option to extend the Revolver Loan for one additional six-month period. Term Loan A matures on January 5, 2027, with no further extension options. As of December 31, 2025, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $0.25 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the year ended December 31, 2025, the weighted average interest rate on the Revolver Loan was 5.45%.
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
As of December 31, 2025, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.

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
The following is a summary of the terms of the interest rate swaps as of December 31, 2025 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$1,004
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$1,007
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

NOTE 9. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
As of December 31, 2025, the Operating Partnership had 16,181,537 common units (the “Noncontrolling Common Units”) outstanding. American Assets Trust, Inc. owned 78.95% of the Operating Partnership at December 31, 2025. The remaining 21.05% of the partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. Common units and shares of the company's common stock have essentially the same economic characteristics in that common units and shares of the company's common stock share equally in the total net income or loss distributions of the Operating Partnership.
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
During the years ended December 31, 2025, 2024 and 2023, no common units were converted into shares of the company's common stock.

NOTE 10. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity

On December 3, 2021, we entered into an ATM equity program with five sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sale of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2025, no shares of common stock were sold through the ATM equity program.

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of December 31, 2025, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of December 31, 2025, we have no obligation to sell the remaining shares available for sale under the ATM equity program.
Preferred Stock Authorized Shares
We have been authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01, of which no shares were outstanding at December 31, 2025. Upon issuance, our board of directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.
Dividends
The following table lists the dividends declared and paid on our shares of common stock and Noncontrolling Common Units for the years ended December 31, 2025, 2024 and 2023:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2023	$0.330	January 1, 2023 to March 31, 2023	March 23, 2023
Second Quarter 2023	$0.330	April 1, 2023 to June 30, 2023	June 22, 2023
Third Quarter 2023	$0.330	July 1, 2023 to September 30, 2023	September 21, 2023
Fourth Quarter 2023	$0.330	October 1, 2023 to December 31, 2023	December 21, 2023
First Quarter 2024	$0.335	January 1, 2024 to March 31, 2024	March 21, 2024
Second Quarter 2024	$0.335	April 1, 2024 to June 30, 2024	June 20, 2024
Third Quarter 2024	$0.335	July 1, 2024 to September 30, 2024	September 19, 2024
Fourth Quarter 2024	$0.335	October 1, 2024 to December 31, 2024	December 19, 2024
First Quarter 2025	$0.340	January 1, 2025 to March 31, 2025	March 20, 2025
Second Quarter 2025	$0.340	April 1, 2025 to June 30, 2025	June 18, 2025
Third Quarter 2025	$0.340	July 1, 2025 to September 30, 2025	September 18, 2025
Fourth Quarter 2025	$0.340	October 1, 2025 to December 31, 2025	December 18, 2025

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

	Year Ended December 31,
	2025		2024		2023
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$0.56	41.3%	$1.09	81.5%	$1.20	90.6%
Capital gain	0.24	17.6%	—	—%	—	—%
Return of capital	0.56	41.1%	0.25	18.5%	0.12	9.4%
Total	$1.36	100.0%	$1.34	100.0%	$1.32	100.0%
Stock-Based Compensation
The company has established the 2011 Equity Incentive Award Plan, which provides for grants to directors, employees and consultants of the company and the Operating Partnership of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. In June 2020, at the annual shareholder meeting, the shareholders approved the Amended and Restated 2011 Equity Incentive Award Plan (the “Amended and Restated 2011 Plan”). An aggregate of 4,054,411 shares of our common stock are authorized for issuance under awards granted pursuant to the Amended and Restated 2011 Plan, and as of December 31, 2025, 1,296,829 shares of common stock remain available for future issuance.
The following shares of restricted common stock have been issued as of December 31, 2025:

Grant	Fair Value at Grant Date	Number
June 5, 2023 (1)	19.33	10,348
December 7, 2023 (2)	14.65 - 15.54	290,541
June 3, 2024 (1)	21.79	9,180
December 4, 2024 (3)	19.83 - 20.79	236,052
December 4, 2024 (4)	28.47	58,416
June 2, 2025 (1)	20.21	17,812
December 3, 2025 (5)	13.36 - 14.32	384,923
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
(4)    Time-based restricted common stock issued to Mr. Wyll related to his transition to Chief Executive Officer, which are eligible to vest in substantially equal one-third tranches on December 4, 2025, December 4, 2026 and December 4, 2027, subject to Mr. Wyll's continued employment on those dates.
(5)    Restricted common stock issued to certain of the company's senior management and other employees, which are subject to quantitative and qualitative performance criteria based vesting. Up to one-third of the shares of restricted stock may vest based on such performance criteria determined as of November 30, 2026, 2027 and 2028, subject to the employee's continued employment on those dates.

For the 2023, 2024, and 2025 grants, the fair value of the awards was estimated using a Monte Carlo Simulation model. For the 2023, 2024, and 2025 grants, vesting is subject to multiple vesting conditions as follows: (1) a service condition which requires continued employment of the employee as of each vesting date during the three-year vesting term for the employee to be eligible for vesting, (2) a performance condition with respect to our FFO per share for the FFO performance periods and (3) a market condition with respect to our relative total shareholder return performance over a one-year, two-year and three-year performance as compared to a pre-determined index. On each measurement date the performance condition and market condition performance will determine the number of shares that vest. We measure stock-based compensation expense based on the fair value of the award on the grant date, adjusted for changes to probabilities of achieving performance targets, and recognize expense over the vesting period. For the restricted stock grants that are time-vesting, issued to our non-employee directors, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
The following table summarizes the activity of non-vested restricted stock awards during the year ended December 31, 2025:

	2025
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	600,938	$19.40
Granted	402,735	14.13
Vested	(283,155)	22.60
Forfeited	(27,261)	18.42
Balance at end of year	693,257	$16.58
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $7.4 million, $7.1 million and $8.8 million in noncash compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively, each of which is included in general and administrative expense on the statement of comprehensive income. Unrecognized compensation expense was $9.3 million at December 31, 2025, which will be recognized over a weighted-average period of 1.56 years.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2025, 2024 and 2023, we had a weighted average of approximately 609,312 shares, 583,512 shares and 573,344 unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares.
Diluted EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the year ended December 31, 2025, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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
The calculation of diluted EPU for the year ended December 31, 2025, 2024 and 2023 does not include 609,312, 583,512, and 573,344 unvested weighted average Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.

The computation of basic and diluted EPS for American Assets Trust, Inc. is presented below (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
NUMERATOR
Net income	$71,370	$72,819	$64,690
Less: Net income attributable to restricted shares	(852)	(787)	(761)
Less: Income attributable to unitholders in the Operating Partnership	(14,870)	(15,234)	(13,551)
Net income attributable to common stockholders—basic	$55,648	$56,798	$50,378
Income attributable to American Assets Trust, Inc. common stockholders—basic	$55,648	$56,798	$50,378
Plus: Income attributable to unitholders in the Operating Partnership	14,870	15,234	13,551
Net income attributable to common stockholders—diluted	$70,518	$72,032	$63,929
DENOMINATOR
Weighted average common shares outstanding—basic	60,555,010	60,333,055	60,158,976
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,736,547	76,514,592	76,340,513

Earnings per common share, basic	$0.92	$0.94	$0.84

Earnings per common share, diluted	$0.92	$0.94	$0.84

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
A deferred tax asset is included in our consolidated balance sheets of $1.0 million and $1.0 million, and a deferred tax liability is included in our consolidated balance sheets of $0.6 million and $0.8 million as of December 31, 2025 and 2024, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
The income tax provision included in other income (expense) on the consolidated statement of comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$15	$31	$86
State	931	962	1,191
Deferred:
Federal	(31)	—	(21)
State	(145)	(107)	(215)
Provision for income taxes	$770	$886	$1,041

NOTE 12. COMMITMENTS AND CONTINGENCIES
Legal
We are sometimes involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.
We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. As of December 31, 2025, no litigation liabilities have been accrued. Legal fees related to litigation are expensed as incurred. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also, under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the properties due to certain matters relating to the tenants' operations at our properties.
Commitments
See Footnote 13 for a description of our leases, as a lessee.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy Suites brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.9 million based on operating performance through December 31, 2025.

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Sixteen of our consolidated properties, representing 43.8% and 43.2% of our total revenue for the year ended December 31, 2025 and 2024, respectively, are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Our mixed-use property located in Honolulu, Hawaii accounted for 15.1% and 14.8% of total revenues for the year ended December 31, 2025 and 2024, respectively.
Tenants in the office industry accounted for 47.2% and 47.1% of total revenues for the years December 31, 2025 and 2024, respectively. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry.
Tenants in the retail industry accounted for 21.8% and 23.8% of total revenues for the years December 31, 2025 and 2024, respectively. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. Two retail properties, Alamo Quarry Market and Waikele Center combined accounted for 9.3% and 8.8% of total revenues for the years ended December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, no tenant accounted for more than 10.0% of our total rental revenue. At December 31, 2025, Google LLC at The Landmark at One Market accounted for 9.8% of total annualized base rent. Three other tenants (LPL Holdings, Inc., Autodesk, Inc. , and Smartsheet, Inc.) comprise 15% of our total annualized base rent at December 31, 2025, in the aggregate. No other tenants represent greater than 2.0% of our total annualized base rent. Total annualized base rent used for the percentage calculations includes the annualized base rent as of December 31, 2025 for our office properties, retail properties and the retail portion of our mixed-use property.
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
At December 31, 2025, our office, retail and mixed-use properties are located in five states: California, Washington, Oregon, Texas and Hawaii. At December 31, 2025, we had approximately 801 leases with office and retail tenants, including the retail portion of our mixed-use property. Our multifamily properties are located in Southern California and Portland, Oregon, and we had 2,041 leases with residential tenants at December 31, 2025, excluding Santa Fe Park RV Resort.

As of December 31, 2025, minimum future rentals from noncancelable operating leases before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2026	$256,537
2027	245,106
2028	205,330
2029	146,129
2030	90,673
Thereafter	216,878
Total	$1,160,653
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
At The Landmark at One Market, we lease, as lessee, a building adjacent to The Landmark at One Market under an operating lease effective through June 30, 2031 (the “Annex Lease”). The lease payments under the Annex Lease are equal to the fair rental value at the time the extension option was exercised. In June 2025, we exercised the final five-year extension option to extend the Annex Lease through June 30, 2031, which was memorialized in a lease amendment executed in August 2025.
Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments.
Current annual payments under the operating leases are as follows, as of December 31, 2025 (in thousands):

Year Ending December 31,
2026	$3,584
2027	3,637
2028	3,746
2029	3,859
2030	3,975
Thereafter	2,017
Total lease payments	20,818
Imputed interest	(2,044)
Present value of lease liability	$18,774

Lease costs under the operating leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$3,731	$3,727
Sublease income	(3,429)	(3,445)
Total lease cost	$302	$282

Weighted-average remaining lease term - operating leases (in years)	5.5
Weighted-average discount rate - operating leases	3.19%

Supplemental cash flow information and non-cash activity related to our operating leases are as follow (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,531	$3,428

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through June 30, 2031. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
NOTE 14. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Minimum rents
Office	$196,056	$197,256	$200,870
Retail	92,220	102,848	99,504
Multifamily	64,635	61,112	57,643
Mixed-Use	13,194	12,359	12,194
Percentage rent	1,876	4,353	3,625
Hotel revenue	39,914	43,030	42,881
Other	2,598	2,652	2,656
Total rental income	$410,493	$423,611	$419,373
Minimum rents include $2.5 million, $3.1 million and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $2.1 million, $2.7 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, to recognize the amortization of above and below market leases.

The principal components of rental expenses are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental operating	$58,301	$56,810	$53,028
Hotel operating	29,440	29,903	29,380
Repairs and maintenance	24,145	23,214	22,639
Marketing	2,552	3,054	3,485
Rent	3,480	3,585	3,536
Hawaii excise tax	4,337	4,516	4,387
Management fees	2,346	2,421	2,346
Total rental expenses	$124,601	$123,503	$118,801

NOTE 15. OTHER INCOME
The principal components of other income, net are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest and investment income	$4,328	$9,031	$2,175
Income tax expense	(770)	(886)	(1,041)
Other non-operating income	—	10,002	6,515
Total other income	$3,558	$18,147	$7,649
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
NOTE 16. RELATED PARTY TRANSACTIONS
At Torrey Point, the company leases space to American Assets, Inc. (“AAI”), an entity owned and controlled by Mr. Rady, for an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the lease of $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in rental income on the consolidated statements of comprehensive income.

At Coastal Collection at Torrey Reserve, the company leases space to Ensight, Inc. an entity majority owned and controlled by Mr. Rady, at an average annual rental rate of $0.1 million. Rent revenue recognized on the lease of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in rental income on the consolidated statements of comprehensive income.

On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. (“AAIA”), an entity owned and controlled by Mr. Rady. For the years ending December 31, 2025, 2024 and 2023, we incurred approximately $0.1 million, $0.2 million and $0.2 million, respectively, of expenses related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.
As of December 31, 2025, Mr. Rady and his affiliates owned approximately 16.5% of our outstanding common stock and 19.3% of our outstanding common units, which together represent an approximate 35.6% beneficial interest in our company on a fully diluted basis.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $1.1 million, $1.1 million and $1.1 million were made for the years ended December 31, 2025, 2024 and 2023, respectively, and included in rental expenses on the statements of comprehensive income.
NOTE 17. SEGMENT REPORTING
For the year ended December 31, 2025, the CODM for the company was comprised of our President and Chief Executive Officer and our Chief Financial Officer.
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

The following table represents the significant segment expenses and operating activity within our reportable segments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Office
Property revenue	$206,037	$215,778	$207,856
Rental expenses	46,223	43,181	40,627
Real estate taxes	20,675	19,053	20,712
Property expense	66,898	62,234	61,339
Segment profit	139,139	153,544	146,517
Total Retail
Property revenue	95,122	109,040	104,767
Rental expenses	14,823	18,578	18,008
Real estate taxes	11,961	13,930	13,432
Property expense	26,784	32,508	31,440
Segment profit	68,338	76,532	73,327
Total Multifamily
Property revenue	68,961	65,372	61,830
Rental expenses	23,810	21,603	20,788
Real estate taxes	8,141	7,186	7,237
Property expense	31,951	28,789	28,025
Segment profit	37,010	36,583	33,805
Total Mixed-Use
Property revenue	66,084	67,665	66,711
Rental expenses	39,745	40,141	39,378
Real estate taxes	4,217	4,055	3,775
Property expense	43,962	44,196	43,153
Segment profit	22,122	23,469	23,558
Total segments’ profit	$266,609	$290,128	$277,207

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total segments' profit	$266,609	$290,128	$277,207
General and administrative	(37,841)	(35,468)	(35,960)
Depreciation and amortization	(127,312)	(125,461)	(119,500)
Interest expense, net	(78,120)	(74,527)	(64,706)
Gain on sale of real estate	44,476	—	—
Other income, net	3,558	18,147	7,649
Net income	71,370	72,819	64,690
Net income attributable to restricted shares	(852)	(787)	(761)
Net income attributable to unitholders in the Operating Partnership	(14,870)	(15,234)	(13,551)
Net income attributable to American Assets Trust, Inc. stockholders	$55,648	$56,798	$50,378

The following table shows net real estate and secured note payable balances for each of the reportable segments, along with their capital expenditures for each year (in thousands):

	December 31, 2025	December 31, 2024
Net real estate
Office	$1,587,316	$1,597,458
Retail (1)	469,733	478,037
Multifamily	406,163	351,016
Mixed-Use	156,156	160,975
	$2,619,368	$2,587,486
Secured Notes Payable (2)
Office	$75,000	$75,000
Retail	—	—
	$75,000	$75,000
Capital Expenditures (3)
Office	$61,510	$56,720
Retail	11,510	13,568
Multifamily	5,094	5,637
Mixed-Use	2,306	1,482
	$80,420	$77,407
(1)Excludes the real estate assets held for sale as of December 31, 2024.
(2)Excludes unamortized debt issuance costs of $0.2 million and $0.2 million as of December 31, 2025 and 2024, respectively.
(3)Capital expenditures represent cash paid for capital expenditures during the year and includes leasing commissions paid.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect selected American Assets Trust, Inc. quarterly information for 2025 and 2024 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total revenue	$110,086	$109,578	$107,933	$108,607
Operating income	23,215	24,767	25,978	71,972
Net income	4,221	5,921	7,121	54,107
Net income attributable to restricted shares	(236)	(207)	(206)	(203)
Net income attributable to unitholders in the Operating Partnership	(837)	(1,205)	(1,459)	(11,369)
Net income attributable to American Assets Trust, Inc. stockholders	$3,148	$4,509	$5,456	$42,535
Net income per share attributable to common stockholders - basic and diluted	$0.05	$0.07	$0.09	$0.70

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total revenue	$113,460	$122,810	$110,890	$110,695
Operating income	30,048	37,808	30,794	30,549
Net income	11,584	21,318	15,294	24,623
Net income attributable to restricted shares	(202)	(194)	(195)	(196)
Net income attributable to unitholders in the Operating Partnership	(2,405)	(4,467)	(3,195)	(5,167)
Net income attributable to American Assets Trust, Inc. stockholders	$8,977	$16,657	$11,904	$19,260
Net income per share attributable to common stockholders - basic and diluted	$0.15	$0.28	$0.20	$0.32

The tables below reflect selected American Assets Trust, L.P. quarterly information for 2025 and 2024 (in thousands, except per shares data):

	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total revenue	$110,086	$109,578	$107,933	$108,607
Operating income	23,215	24,767	25,978	71,972
Net income	4,221	5,921	7,121	54,107
Net income attributable to restricted shares	(236)	(207)	(206)	(203)
Net income attributable to American Assets Trust, L.P. unit holders	$3,985	$5,714	$6,915	$53,904
Net income per unit attributable to unit holders - basic and diluted	$0.05	$0.07	$0.09	$0.70

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total revenue	$113,460	$122,810	$110,890	$110,695
Operating income	30,048	37,808	30,794	30,549
Net income	11,584	21,318	15,294	24,623
Net income attributable to restricted shares	(202)	(194)	(195)	(196)
Net income attributable to American Assets Trust, L.P. unit holders	$11,382	$21,124	$15,099	$24,427
Net income per unit attributable to common unit holders - basic and diluted	$0.15	$0.28	$0.20	$0.32

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2025	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2025		Accumulated Depreciation and Amortization	Year Built/ Most Recent Renovation	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Alamo Quarry Market	$—	$26,396	$109,294	$40,803	$26,816	$149,677	$(87,378)	1997/1999	12/9/2003	35 years
Carmel Country Plaza	—	4,200	—	15,449	4,200	15,449	(11,208)	1991	1/10/1989	35 years
Carmel Mountain Plaza	—	22,477	65,217	43,814	31,034	100,474	(63,784)	1994/2020	3/28/2003	35 years
Gateway Marketplace	—	17,363	21,644	973	17,363	22,617	(6,894)	1997/2016	7/6/2017	35 years
Geary Marketplace	—	8,239	12,353	381	8,239	12,734	(5,199)	2012	12/19/2012	35 years
Hassalo on Eighth - Retail	—	—	—	27,915	597	27,318	(12,345)	2015	7/1/2011	35 years
Lomas Santa Fe Plaza	—	8,600	11,282	14,863	8,620	26,125	(21,595)	1972/1997	6/12/1995	35 years
The Shops at Kalakaua	—	13,993	10,817	157	14,006	10,961	(6,671)	1971/2006	3/31/2005	35 years
Solana Beach Towne Centre	—	40,980	38,842	5,952	40,980	44,794	(20,649)	1973/2004	1/19/2011	35 years
South Bay Marketplace	—	4,401	—	13,040	4,401	13,040	(9,922)	1997/2018	9/16/1995	35 years
Waikele Center	—	55,593	126,858	45,007	70,644	156,814	(91,524)	1993/2008	9/16/2004	35 years
City Center Bellevue	75,000	25,135	190,998	60,922	25,135	251,920	(101,706)	1987/2023	8/21/2012	40 years
14Acres	—	35,822	82,737	21,380	35,822	104,117	(14,104)	1985/2024	7/7/2021	40 years
Timber Ridge	—	23,203	55,992	6,690	23,203	62,682	(9,479)	1986	9/10/2021	40 years
Timber Springs	—	13,744	30,339	3,753	13,744	34,092	(4,492)	1983	3/8/2022	40 years
First & Main	—	14,697	109,739	14,211	14,697	123,950	(51,873)	2010	3/11/2011	40 years
The Landmark at One Market	—	34,575	141,196	36,478	34,575	177,674	(77,190)	1917/2000	6/30/2010	40 years
Lloyd Portfolio	—	18,660	61,401	114,049	11,845	182,265	(80,428)	1940/2022	7/1/2011	40 years
One Beach Street	—	15,332	18,017	44,005	15,332	62,022	(6,610)	1924/2024	1/24/2012	40 years
Solana Crossing:
Solana Crossing I-II	—	7,111	17,100	12,685	7,111	29,785	(11,674)	1982/2022	1/19/2011	40 years
Solana Crossing III-IV	—	7,298	27,887	12,690	7,298	40,577	(15,805)	1982/2022	1/19/2011	40 years
Solana Crossing Land	—	487	—	—	487	—	—	N/A	1/19/2011	N/A
Coastal Collection at Torrey Reserve:
Torrey Plaza	—	4,095	—	63,850	5,408	62,537	(31,711)	1996-1997/2014	6/6/1989	40 years
Pacific North Court	—	3,263	—	40,589	4,309	39,543	(20,376)	1997-1998	6/6/1989	40 years
Pacific South Court	—	3,285	—	39,829	4,226	38,888	(21,452)	1996-1997	6/6/1989	40 years
Pacific VC	—	1,413	—	10,939	2,148	10,204	(7,349)	1998-2000	6/6/1989	40 years
Pacific Torrey Daycare	—	715	—	1,990	911	1,794	(1,266)	1996-1997	6/6/1989	40 years
Coastal Collection at Torrey Reserve Building 6	—	—	—	6,886	682	6,204	(2,076)	2013	6/6/1989	40 years
Coastal Collection at Torrey Reserve Building 5	—	—	—	4,403	1,017	3,386	(714)	2014	6/6/1989	40 years
Coastal Collection at Torrey Reserve Building 13 & 14	—	—	—	16,668	2,188	14,480	(6,193)	2015	6/6/1989	40 years
Torrey Point	—	2,073	741	49,864	5,050	47,628	(14,282)	2018	5/9/1997	40 years
La Jolla Commons
La Jolla Commons I-II	—	62,312	393,662	28,683	62,312	422,345	(86,665)	2008	6/20/2019	40 years
La Jolla Commons III	—	20,446	—	141,862	20,446	141,862	(3,141)	2025	6/20/2019	40 years
Imperial Beach Gardens	—	1,281	4,820	8,767	1,281	13,587	(9,226)	1959/2023	7/31/1985	30 years

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation
(In Thousands)

	Encumbrance as of December 31, 2025	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2025		Accumulated Depreciation and Amortization	Year Built/ Most Recent Renovation	Date Acquired	Life on which depreciation in latest income statements is computed
Description		Land	Building and Improvements		Land	Building and Improvements
Loma Palisades	—	14,000	16,570	40,361	14,052	56,879	(36,258)	1958/2022	7/20/1990	30 years
Mariner’s Point	—	2,744	4,540	2,191	2,744	6,731	(4,790)	1986	5/9/2001	30 years
Santa Fe Park RV Resort	—	401	928	1,584	401	2,512	(1,822)	1971/2008	6/1/1979	30 years
Pacific Ridge Apartments	—	47,971	178,497	1,523	47,971	180,020	(54,769)	2013	4/28/2017	30 years
Genesee Park	—	27,125	39,532	2,423	27,125	41,955	(1,166)	1983	2/28/2025	30 years
Hassalo on Eighth - Multifamily	—	—	—	177,817	6,219	171,598	(58,881)	2015	7/1/2011	30 years
Waikiki Beach Walk:
Retail	—	45,995	74,943	2,547	45,995	77,490	(34,347)	2006	1/19/2011	35 years
Hotel	—	30,640	60,029	13,594	30,640	73,623	(37,245)	2008/2020	1/19/2011	35 years
	$75,000	$666,065	$1,905,975	$1,191,587	$701,274	$3,062,353	$(1,144,259)
(1) For Federal tax purposes, the aggregate tax basis is approximately $2.5 billion as of December 31, 2025.

American Assets Trust, Inc. and American Assets Trust, L.P.
SCHEDULE III—Consolidated Real Estate and Accumulated Depreciation -(Continued)
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Real estate assets
Balance, beginning of period	$3,626,364	3,741,768	3,671,469
Additions:
Property acquisitions	66,657	—	—
Improvements	80,631	68,484	78,249
Deductions:
Real estate assets held for sale	—	(154,134)	—
Other (1)	(10,025)	(29,754)	(7,950)
Balance, end of period	$3,763,627	$3,626,364	$3,741,768
Accumulated depreciation
Balance, beginning of period	$1,038,878	$1,036,453	$936,913
Additions—depreciation	113,109	111,727	106,306
Deductions:
Real estate assets held for sale	—	(80,435)	—
Other (2)	(7,728)	(28,867)	(6,766)
Balance, end of period	$1,144,259	$1,038,878	$1,036,453

(1)Other deductions for the years ended December 31, 2025, 2024 and 2023 represent the write-off of fully depreciated assets and certain incomplete development costs written off.
(2)Other deductions for the years ended December 31, 2025, 2024 and 2023 represent the write-off of fully depreciated assets.