Form 10-Q
period 2026-03-31
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2026-05-01
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

American Assets Trust, Inc. had 61,390,936 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2026.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2026 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of March 31, 2026, American Assets Trust, Inc. owned an approximate 78.95% partnership interest in the Operating Partnership. The remaining approximately 21.05% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

American Assets Trust, Inc. believes that combining the quarterly reports on Form 10-Q of American Assets Trust, Inc. and the Operating Partnership into a single report will result in the following benefits:

•better reflects how management and the analyst community view the business as a single operating unit;
•enhances investors' understanding of American Assets Trust, Inc. and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;
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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,703,308	$3,694,203
Construction in progress	75,226	68,937
Held for development	487	487
	3,779,021	3,763,627
Accumulated depreciation	(1,167,625)	(1,144,259)
Net real estate	2,611,396	2,619,368
Cash and cash equivalents	118,340	129,362
Accounts receivable, net	6,728	7,407
Deferred rent receivables, net	84,333	84,642
Other assets, net	79,770	80,497
TOTAL ASSETS	$2,900,567	$2,921,276
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,872	$74,849
Unsecured notes payable, net	1,613,295	1,612,761
Accounts payable and accrued expenses	68,901	71,094
Security deposits payable	10,503	10,063
Other liabilities and deferred credits	60,279	61,304
Total liabilities	1,827,850	1,830,071
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 61,390,936 and 61,390,936 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	614	614
Additional paid-in capital	1,481,552	1,479,870
Accumulated dividends in excess of net income	(346,589)	(331,086)
Accumulated other comprehensive income	998	1,419
Total American Assets Trust, Inc. stockholders’ equity	1,136,575	1,150,817
Noncontrolling interests	(63,858)	(59,612)
Total equity	1,072,717	1,091,205
TOTAL LIABILITIES AND EQUITY	$2,900,567	$2,921,276
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Rental income	$104,422	$102,951
Other property income	6,170	5,656
Total revenue	110,592	108,607
EXPENSES:
Rental expenses	31,720	30,300
Real estate taxes	11,946	11,005
General and administrative	8,783	9,312
Depreciation and amortization	32,311	30,494
Total operating expenses	84,760	81,111
Gain on sale of real estate	—	44,476
OPERATING INCOME	25,832	71,972
Interest expense, net	(19,707)	(18,780)
Other income, net	614	915
NET INCOME	6,739	54,107
Net income attributable to restricted shares	(236)	(203)
Net income attributable to unitholders in the Operating Partnership	(1,369)	(11,369)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$5,134	$42,535

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.08	$0.70
Weighted average shares of common stock outstanding - basic	60,697,679	60,537,300

Earnings per common share, diluted	$0.08	$0.70
Weighted average shares of common stock outstanding - diluted	76,879,216	76,718,837

DIVIDENDS DECLARED PER COMMON SHARE	$0.340	$0.340

COMPREHENSIVE INCOME
Net income	$6,739	$54,107
Other comprehensive loss - unrealized loss on swap derivatives during the period	(276)	(1,192)
Reclassification of amortization of forward-starting swap included in interest expense	(258)	(258)
Comprehensive income	6,205	52,657
Comprehensive income attributable to non-controlling interests	(1,256)	(11,062)
Comprehensive income attributable to American Assets Trust, Inc.	$4,949	$41,595
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2025	61,390,936	$614	$1,479,870	$(331,086)	$1,419	$(59,612)	$1,091,205
Net income	—	—	—	5,370	—	1,369	6,739
Dividends declared and paid	—	—	—	(20,873)	—	(5,502)	(26,375)
Stock-based compensation	—	—	1,682	—	—	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(217)	(59)	(276)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2026	61,390,936	$614	$1,481,552	$(346,589)	$998	$(63,858)	$1,072,717

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2024	61,138,238	$611	$1,474,869	$(304,339)	$4,760	$(51,580)	$1,124,321
Net income	—	—	—	42,738	—	11,369	54,107
Forfeiture of restricted stock	(3,508)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,786)	—	(5,502)	(26,288)
Stock-based compensation	—	—	1,670	—	—	—	1,670
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(939)	(253)	(1,192)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2025	61,134,730	$611	$1,476,539	$(282,387)	$3,617	$(46,020)	$1,152,360

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$6,739	$54,107
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(653)	116
Depreciation and amortization	32,311	30,494
Amortization of debt issuance costs and debt discounts	681	728
Provision for uncollectible rental income	318	(10)
Gain on sale of real estate	—	(44,476)
Stock-based compensation expense	1,682	1,670
Other noncash interest expense, net	(258)	(258)
Other, net	267	731
Changes in operating assets and liabilities
Change in accounts receivable	470	1,432
Change in other assets	(489)	(682)
Change in accounts payable and accrued expenses	(3,521)	(7,492)
Change in security deposits payable	440	(219)
Change in other liabilities and deferred credits	606	728
Net cash provided by operating activities	38,593	36,869
INVESTING ACTIVITIES
Acquisition of real estate	—	(67,879)
Capital expenditures	(20,434)	(16,445)
Proceeds from sale of real estate, net of selling costs	—	117,784
Leasing commissions	(2,806)	(785)
Net cash (used in) provided by investing activities	(23,240)	32,675
FINANCING ACTIVITIES
Repayment of unsecured term loan	—	(225,000)
Repayment of unsecured notes payable	—	(100,000)
Dividends paid to common stock and unitholders	(26,375)	(26,288)
Net cash used in financing activities	(26,375)	(351,288)
Net decrease in cash and cash equivalents	(11,022)	(281,744)
Cash and cash equivalents, beginning of period	129,362	425,659
Cash and cash equivalents, end of period	$118,340	$143,915

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,703,308	$3,694,203
Construction in progress	75,226	68,937
Held for development	487	487
	3,779,021	3,763,627
Accumulated depreciation	(1,167,625)	(1,144,259)
Net real estate	2,611,396	2,619,368
Cash and cash equivalents	118,340	129,362
Accounts receivable, net	6,728	7,407
Deferred rent receivables, net	84,333	84,642
Other assets, net	79,770	80,497
TOTAL ASSETS	$2,900,567	$2,921,276
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,872	$74,849
Unsecured notes payable, net	1,613,295	1,612,761
Accounts payable and accrued expenses	68,901	71,094
Security deposits payable	10,503	10,063
Other liabilities and deferred credits	60,279	61,304
Total liabilities	1,827,850	1,830,071
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	(64,655)	(60,522)
General partner's capital, 61,390,936 and 61,390,936 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,135,577	1,149,398
Accumulated other comprehensive income	1,795	2,329
Total capital	1,072,717	1,091,205
TOTAL LIABILITIES AND CAPITAL	$2,900,567	$2,921,276

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Rental income	$104,422	$102,951
Other property income	6,170	5,656
Total revenue	110,592	108,607
EXPENSES:
Rental expenses	31,720	30,300
Real estate taxes	11,946	11,005
General and administrative	8,783	9,312
Depreciation and amortization	32,311	30,494
Total operating expenses	84,760	81,111
Gain on sale of real estate	—	44,476
OPERATING INCOME	25,832	71,972
Interest expense, net	(19,707)	(18,780)
Other income, net	614	915
NET INCOME	6,739	54,107
Net income attributable to restricted shares	(236)	(203)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$6,503	$53,904

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.08	$0.70
Weighted average units outstanding - basic	76,879,216	76,718,837

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.08	$0.70
Weighted average units outstanding - diluted	76,879,216	76,718,837

DISTRIBUTIONS PER UNIT	$0.340	$0.340

COMPREHENSIVE INCOME
Net income	$6,739	$54,107
Other comprehensive income - unrealized loss on swap derivatives during the period	(276)	(1,192)
Reclassification of amortization of forward-starting swap included in interest expense	(258)	(258)
Comprehensive income	6,205	52,657
Comprehensive income attributable to Limited Partners	(1,256)	(11,062)
Comprehensive income attributable to General Partner	$4,949	$41,595

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2025	16,181,537	$(60,522)	61,390,936	$1,149,398	$2,329	$1,091,205
Net income	—	1,369	—	5,370	—	6,739
Distributions	—	(5,502)	—	(20,873)	—	(26,375)
Stock-based compensation	—	—	—	1,682	—	1,682
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(276)	(276)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2026	16,181,537	$(64,655)	61,390,936	$1,135,577	$1,795	$1,072,717

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2024	16,181,537	$(53,385)	61,138,238	$1,171,141	$6,565	$1,124,321
Net income	—	11,369	—	42,738	—	54,107
Forfeiture of restricted units	—	—	(3,508)	—	—	—
Distributions	—	(5,502)	—	(20,786)	—	(26,288)
Stock-based compensation	—	—	—	1,670	—	1,670
Other comprehensive loss - change in value of interest rate swap	—	—	—	—	(1,192)	(1,192)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2025	16,181,537	$(47,518)	61,134,730	$1,194,763	$5,115	$1,152,360

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$6,739	$54,107
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(653)	116
Depreciation and amortization	32,311	30,494
Amortization of debt issuance costs and debt discounts	681	728
Provision for uncollectible rental income	318	(10)
Gain on sale of real estate	—	(44,476)
Stock-based compensation expense	1,682	1,670
Other noncash interest expense, net	(258)	(258)
Other, net	267	731
Changes in operating assets and liabilities
Change in accounts receivable	470	1,432
Change in other assets	(489)	(682)
Change in accounts payable and accrued expenses	(3,521)	(7,492)
Change in security deposits payable	440	(219)
Change in other liabilities and deferred credits	606	728
Net cash provided by operating activities	38,593	36,869
INVESTING ACTIVITIES
Acquisition of real estate	—	(67,879)
Capital expenditures	(20,434)	(16,445)
Proceeds from sale of real estate, net of selling costs	—	117,784
Leasing commissions	(2,806)	(785)
Net cash (used in) provided by investing activities	(23,240)	32,675
FINANCING ACTIVITIES
Repayment of unsecured term loan	—	(225,000)
Repayment of unsecured notes payable	—	(100,000)
Distributions	(26,375)	(26,288)
Net cash used in financing activities	(26,375)	(351,288)
Net decrease in cash and cash equivalents	(11,022)	(281,744)
Cash and cash equivalents, beginning of period	129,362	425,659
Cash and cash equivalents, end of period	$118,340	$143,915

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
March 31, 2026
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
We are a full service, vertically integrated, and self-administered REIT with approximately 238 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of March 31, 2026, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of March 31, 2026, we owned land at two of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
March 31, 2026
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
The accompanying consolidated financial statements of the company and the Operating Partnership have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the company's and Operating Partnership's annual report on Form 10-K for the year ended December 31, 2025.
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
Any reference to the number of properties, number of units, square footage, employee numbers or percentages of beneficial ownership of our shares are unaudited.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Total interest costs incurred	$19,707	$20,210
Interest capitalized	$—	$1,430
Interest expense, net	$19,707	$18,780
Cash paid for interest, net of amounts capitalized	$31,973	$33,996
Cash paid for income taxes	$218	$335
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$20,828	$12,283
Accrued leasing commissions	$4,389	$4,207

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies during the three months ended March 31, 2026.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The allowance for doubtful accounts at March 31, 2026 and December 31, 2025 was approximately $1.2 million and $1.3 million, respectively.
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
March 31, 2026
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
In-place leases	$48,086	$48,489
Accumulated amortization	(38,725)	(38,280)
Above market leases	432	432
Accumulated amortization	(432)	(429)
Acquired lease intangible assets, net	$9,361	$10,212
Below market leases	$38,428	$38,446
Accumulated accretion	(27,924)	(27,523)
Acquired lease intangible liabilities, net	$10,504	$10,923

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2026 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$3,342	$—	$3,342	$—	$3,380	$—	$3,380
Interest rate swap asset	$—	$1,735	$—	$1,735	$—	$2,011	$—	$2,011
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 5.9% to 7.8%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying value of our term loan set forth below is deemed to be at fair value since the outstanding debt is directly tied to the monthly Secured Overnight Financing Rate (“SOFR”). A summary of the carrying amount and fair value of our secured financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,872	$74,667	$74,849	$74,728
Unsecured term loan, net	$99,902	$100,000	$99,869	$100,000
Unsecured senior guaranteed notes, net	$499,500	$483,601	$499,437	$483,339
Senior notes, net	$1,013,893	$976,189	$1,013,455	$989,549
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
The following is a summary of the terms of our outstanding interest rate swaps as of March 31, 2026 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$867
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$868
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
March 31, 2026
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
NOTE 5. OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasing commissions, net of accumulated amortization of $55,956 and $56,094, respectively	$37,191	$36,223
Interest rate swap asset	1,735	2,011
Acquired above market leases, net	—	3
Acquired in-place leases, net	9,361	10,209
Lease incentives, net of accumulated amortization of $1,297 and $1,239, respectively	2,241	2,110
Other intangible assets, net of accumulated amortization of $2,426 and $2,361, respectively	1,404	1,489
Debt issuance costs on line of credit, net of accumulated amortization of $2,716 and $2,591, respectively	125	250
Right-of-use lease asset, net	16,540	17,246
Prepaid expenses and other	11,173	10,956
Total other assets, net	$79,770	$80,497

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Acquired below market leases, net	$10,504	$10,923
Prepaid rent and deferred revenue	21,410	20,670
Deferred compensation	3,342	3,380
Deferred tax liability	638	638
Straight-line rent liability	6,301	6,880
Lease liability	18,048	18,774
Other liabilities	36	39
Total other liabilities and deferred credits, net	$60,279	$61,304
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) 3.375% and 6.150% senior notes, (ii) senior guaranteed notes, and (iii) third amended and restated credit facility (see Note 17. Subsequent Events), each discussed below.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	March 31, 2026	December 31, 2025	as of March 31, 2026
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $745 and $723, respectively	(128)	(151)
Total Secured Notes Payable Outstanding	$74,872	$74,849

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of March 31, 2026, the Operating Partnership was in compliance with these financial covenants.

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	March 31, 2026	December 31, 2025	as of March 31, 2026
Term Loan A	$100,000	$100,000	Variable	(1)	January 5, 2027	(2)
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(3)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(4)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(5)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	525,000	6.15%	(6)	October 1, 2034
	1,625,000	1,625,000
Debt discount and issuance costs, net of accumulated amortization of $9,253 and $8,720, respectively	(11,705)	(12,239)
Total Unsecured Notes Payable	$1,613,295	$1,612,761

(1)The Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.70% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio.
(2)On April 1, 2026, we extended the maturity date of Term Loan A to April 1, 2030, subject to one, twelve-month extension option.
(3)The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be highly effective cash flow hedges, accordingly, the effective interest rate is approximately 3.87% per annum.
(4)The Operating Partnership entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 4.18% per annum.
(5)The Operating Partnership entered into a treasury lock contract on June 20, 2019, which was settled on July 17, 2019 at a gain of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.
(6)The Operating Partnership entered into a treasury lock contracts on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. The treasury lock contracts were deemed to be a highly effective cash flow hedges, accordingly, the effective interest rate is approximately 6.209% per annum.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

Senior Notes

On January 26, 2021, the Operating Partnership issued $500 million of senior unsecured notes (the “3.375% Senior Notes”) that mature February 1, 2031 and bear interest at 3.375% per annum. The 3.375% Senior Notes were priced at 98.935% of the principal amount with a yield to maturity of 3.502%. The net proceeds of the 3.375% Senior Notes, after the issuance discount, underwriting fees, and other costs were approximately $489.7 million, which were primarily used (i) to prepay our $150 million Senior Guaranteed Notes, Series A, with a make-whole payment thereon of approximately $3.9 million, on January 26, 2021, (ii) to repay our $100 million then outstanding balance under our then-existing revolver loan on January 26, 2021, (iii) to fund the development of the La Jolla Commons III office building and (iv) for general corporate purposes.

On September 17, 2024, the Operating Partnership issued $525 million of senior unsecured notes (the “6.150% Senior Notes”) that mature October 1, 2034, and bear interest at 6.150% per annum. The 6.150% Senior Notes were priced at 99.671% of the principal amount with a yield to maturity of 6.194%. The net proceeds of the 6.150% Senior Notes, after the issuance discount, underwriting fees, and other costs, were approximately $518.2 million. To date, the net proceeds were used to repay (i) the $100 million then outstanding balance under our Revolver Loan on September 19, 2024, (ii) our Series B Notes in the amount of $100 million on December 2, 2024, and (iii) our Series C Notes in the amount of $100 million on February 3, 2025. The remaining net proceeds are intended to be used for working capital and general corporate purposes.

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
As of March 31, 2026, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.15% Senior Notes covenants.

Senior Guaranteed Notes

On March 1, 2017, the Operating Partnership entered into a Note Purchase Agreement (the “Series D Note Purchase Agreement”) for the private placement of $250 million of 4.29% Senior Guaranteed Notes, Series D, due March 1, 2027 (the “Series D Notes”). The Series D Notes were issued on March 1, 2017 and pay interest quarterly on the last day of January, April, July and October until their respective maturities.
On May 23, 2017, the Operating Partnership entered into a Note Purchase Agreement (the “Series E Note Purchase Agreement”) for the private placement of $100 million of 4.24% Senior Guaranteed Notes, Series E, due May 23, 2029 (the “Series E Notes”). The Series E Notes were issued on May 23, 2017 and pay interest semi-annually on the 23rd of May and November until their respective maturities.
On July 30, 2019, the Operating Partnership entered into a Note Purchase Agreement (collectively with the Series D Note Purchase Agreement and Series E Note Purchase Agreement, the “Note Purchase Agreements”) for the private placement of $150 million of 3.91% Senior Guaranteed Notes, Series G, due July 30, 2030 (the “Series G Notes” and collectively with the Series D Notes and Series E Notes are referred to herein as, the “Notes”.) The Series G Notes were issued on July 30, 2019 and pay interest semi-annually on the 30th of July and January until their maturity.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

The Operating Partnership may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole amount.
The Note Purchase Agreements contain a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. As of March 31, 2026.the Operating Partnership was in compliance with all covenants under the Note Purchase Agreements.
Subject to the terms of the Note Purchase Agreements and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, make-whole amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness by us or our subsidiaries, the principal, accrued and unpaid interest, and the make-whole amount on the outstanding Notes will become due and payable at the option of the purchasers.
The Operating Partnership's obligations under the Notes are fully and unconditionally guaranteed by the company and certain of the Operating Partnership's subsidiaries.

Credit Facility
On January 5, 2022, the Operating Partnership entered into the third amended and restated credit facility (the “Third Amended and Restated Credit Facility”) , which amended and restated our then-existing credit facility. The Third Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $500 million, consisting of a revolving line of credit of $400 million (the “Revolver Loan”) and a term loan of $100 million (“Term Loan A”). As of March 31, 2026, the entirety of the principal amount of Term Loan A was outstanding, there were no amounts outstanding under the Revolver Loan, and the Operating Partnership had incurred approximately $0.13 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the three months ended March 31, 2026, the weighted average interest rate on the Revolver Loan was 4.89%.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

As of March 31, 2026, the Operating Partnership was in compliance with all then in-place Third Amended and Restated Credit Facility covenants.
On April 1, 2026, we entered into the Fourth Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $600 million, consisting of a revolving line of credit of $500 million (the “2026 Revolver Loan”) and a term loan of $100 million (the “2026 Term Loan A”). The 2026 Revolver Loan initially matures on April 1, 2030, subject to two, six-month extension options. The 2026 Term Loan A initially matures on April 1, 2030, subject to one, twelve-month extension option.
Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) the applicable SOFR, plus a spread which ranges from (a) 1.05% to 1.50% (with respect to the 2026 Revolver Loan) and (b) 1.20% to 1.70% (with respect to the 2026 Term Loan A), in each case based on our consolidated leverage ratio, or (2) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 bps, (c) the Term SOFR Screen Rate with a term of one month plus 100 bps and (d) 1.00%, plus a spread which ranges from (i) 0.05% to 0.50% (with respect to the 2026 Revolver Loan) and (ii) 0.20% to 0.70% (with respect to the 2026 Term Loan A), in each case based on our consolidated leverage ratio.
NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.05% of the ownership interests in our Operating Partnership at March 31, 2026. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the three months ended March 31, 2026, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended March 31, 2026 and 2025 does not include the weighted average of 693,257 and 599,868 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market (“ATM”) equity program with five sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2026, no shares of common stock were sold through the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of March 31, 2026, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of March 31, 2026, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the three months ended March 31, 2026:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2026	$0.340	January 1, 2026 to March 31, 2026	March 19, 2026
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
The following table summarizes the activity of restricted stock awards during the three months ended March 31, 2026:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	693,257	$16.58
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2026	693,257	$16.58
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.7 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $7.8 million at March 31, 2026.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 693,257 and 599,868 for the three months ended March 31, 2026 and 2025, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three months ended March 31, 2026 and 2025, diluted shares exclude incentive restricted stock as these awards are considered contingently issuable. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
NUMERATOR
Net income	$6,739	$54,107
Less: Net income attributable to restricted shares	(236)	(203)
Less: Income from operations attributable to unitholders in the Operating Partnership	(1,369)	(11,369)
Net income attributable to common stockholders—basic	$5,134	$42,535
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$5,134	$42,535
Plus: Income from operations attributable to unitholders in the Operating Partnership	1,369	11,369
Net income attributable to common stockholders—diluted	$6,503	$53,904
DENOMINATOR
Weighted average common shares outstanding—basic	60,697,679	60,537,300
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,879,216	76,718,837

Earnings per common share, basic	$0.08	$0.70
Earnings per common share, diluted	$0.08	$0.70

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
A deferred tax asset is included in our consolidated balance sheets of $1.0 million and $1.0 million, and a deferred tax liability is included in our consolidated balance sheets of $0.6 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three months ended March 31, 2026, we recorded income tax expense of $0.1 million. For the three months ended March 31, 2025, we recorded income tax expense of $0.4 million.
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
March 31, 2026
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
Commitments
See Note 12 Leases for description of our leases, as a lessee.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.8 million based on operating performance through March 31, 2026.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Sixteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 47.3% of total revenues for the three months ended March 31, 2026. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 21.1% of total revenues for the three months ended March 31, 2026. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the three months ended March 31, 2026 and 2025, no tenant accounted for more than 10% of our total rental revenue.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

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
As of March 31, 2026, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2026 (nine months ending December 31, 2026)	$191,727
2027	253,896
2028	216,005
2029	158,403
2030	98,937
Thereafter	229,509
Total	$1,148,477

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

As of March 31, 2026, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2026 (nine months ending December 31, 2026)	$2,688
2027	3,637
2028	3,746
2029	3,859
2030	3,975
Thereafter	2,017
Total lease payments	19,922
Imputed interest	(1,874)
Present value of lease liability	$18,048

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$938	$910
Sublease income	(1,042)	(860)
Total lease (income) cost	$(104)	$50

Weighted-average remaining lease term - operating leases (in years)	5.3
Weighted-average discount rate - operating leases	3.19%
Supplemental cash flow information related to our operating leases are as follow (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$896	$870

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease rental income
Office	$50,190	$48,861
Retail	22,702	24,742
Multifamily	16,905	15,820
Mixed-use	3,367	3,356
Percentage rent	465	(385)
Hotel revenue	10,120	9,908
Other	673	649
Total rental income	$104,422	$102,951
Minimum rents include $0.2 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental operating	$14,895	$14,617
Hotel operating	7,849	7,348
Repairs and maintenance	5,806	5,269
Marketing	601	573
Rent	951	909
Hawaii excise tax	1,027	1,005
Management fees	591	579
Total rental expenses	$31,720	$30,300

NOTE 14. OTHER INCOME
The principal components of other income, net are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest and investment income	$715	$1,332
Income tax expense	(101)	(417)
Total other income	$614	$915

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS
At Torrey Point, the company leases space to American Assets, Inc. (“AAI”), an entity owned and controlled by Mr. Rady, with an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the lease of $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, is included in rental income on the consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
NOTE 16. SEGMENT REPORTING
For the three months ended March 31, 2026, the chief operating decision maker (“CODM”) for the company was comprised of our President and Chief Executive Officer and our Chief Financial Officer.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

The following table represents the significant segment expenses and operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Office
Property revenue	$52,357	$50,881
Rental expenses	11,747	10,874
Real estate taxes	5,272	4,826
Property expense	17,019	15,700
Segment profit	35,338	35,181
Total Retail
Property revenue	23,344	24,648
Rental expenses	3,614	4,186
Real estate taxes	3,387	3,229
Property expense	7,001	7,415
Segment profit	16,343	17,233
Total Multifamily
Property revenue	18,196	16,831
Rental expenses	5,946	5,349
Real estate taxes	2,222	1,908
Property expense	8,168	7,257
Segment profit	10,028	9,574
Total Mixed-Use
Property revenue	16,695	16,247
Rental expenses	10,413	9,891
Real estate taxes	1,065	1,042
Property expense	11,478	10,933
Segment profit	5,217	5,314
Total segments’ profit	$66,926	$67,302
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended March 31,
	2026	2025
Total segments’ profit	$66,926	$67,302
General and administrative	(8,783)	(9,312)
Depreciation and amortization	(32,311)	(30,494)
Interest expense, net	(19,707)	(18,780)
Gain on sale of real estate	—	44,476
Other income, net	614	915
Net income	6,739	54,107
Net income attributable to restricted shares	(236)	(203)
Net income attributable to unitholders in the Operating Partnership	(1,369)	(11,369)
Net income attributable to American Assets Trust, Inc. stockholders	$5,134	$42,535

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
March 31, 2026
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the reportable segments (in thousands):

	March 31, 2026	December 31, 2025
Net Real Estate
Office	$1,586,968	$1,587,316
Retail	465,179	469,733
Multifamily	404,315	406,163
Mixed-Use	154,934	156,156
	$2,611,396	$2,619,368
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes unamortized debt issuance costs of $0.1 million and $0.2 million for each of the periods ended March 31, 2026 and December 31, 2025, respectively.
Capital expenditures for each segment for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Capital Expenditures (1)
Office	$19,801	$14,311
Retail	996	1,449
Multifamily	2,040	491
Mixed-Use	403	979
	$23,240	$17,230

(1)Capital expenditures represent cash paid for capital expenditures during the period and include leasing commissions paid.

NOTE 17. SUBSEQUENT EVENT
On April 1, 2026, we entered into the Fourth Amended and Restated Credit Facility, which provides for aggregate, unsecured borrowings of up to $600 million, consisting of a revolving line of credit of $500 million (the 2026 Revolver Loan), and a term loan of $100 million (the 2026 Term Loan A). The 2026 Revolver Loan initially matures on April 1, 2030, subject to two, six-month extension options. The 2026 Term Loan A initially matures on April 1, 2030, with one twelve-month extension option.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, or new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K for the year ended December 31, 2025.
Overview
References to “we,” “our,” “us” and “our company” refer to American Assets Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including American Assets Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this report as our Operating Partnership.
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of March 31, 2026, our portfolio was comprised of twelve office properties; eleven retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and seven multifamily properties. Additionally, as of March 31, 2026, we owned land at two of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.95% of our Operating Partnership as of March 31, 2026. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
Critical Accounting Policies
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2025. We have not made any material changes to these policies during the periods covered by this report.

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

Below is a summary of our same-store and redevelopment same-store composition for the three months ended March 31, 2026 and 2025. One Beach Street is classified as a same-store property when compared to the designation for the three months ended March 31, 2025, as this property was placed into service on August 1, 2024. Genesee Park is classified as a non-same-store property because it was acquired on February 28, 2025, and thus has not been owned for the comparable period. La Jolla Commons III is classified as a non-same store property when compared to the designations for the three months ended March 31, 2025, as it was placed into service on April 1, 2025. La Jolla Commons III is a part of the La Jolla Commons office project, and not a stand-alone property.

Retail same-store operating income increased approximately 0.1% for the three months ended March 31, 2026 compared to the same period in 2025. Office same-store operating income remained flat for the three months ended March 31, 2026 compared to the same period in 2025.

	Three Months Ended March 31,
	2026	2025
Same-Store	30	29
Non-Same-Store	1	2
Total Properties	31	31

Total Development Properties	2	3

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

During the three months ended March 31, 2026, we signed 29 office leases for a total of 236,670 square feet of office space including 108,456 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 4.8% and 10.6%, respectively. New office leases for comparable spaces were signed for 28,875 square feet at an average rental rate increase on a cash and GAAP basis of 3.7% and 8.9%, respectively. Renewals for comparable office spaces were signed for 79,581 square feet at an average rental rate increase on a cash and GAAP basis of 5.1% and 11.2%, respectively. Tenant improvements and incentives were $24.68 per square foot of office space for comparable new leases for the three months ended March 31, 2026, mainly due to new tenants at Timber Ridge and Coastal Collection at Torrey Reserve.

During the three months ended March 31, 2026, we signed 14 retail leases for a total of 38,581 square feet of retail space including 37,593 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate decrease on a cash basis of 2.0% and increase on a GAAP basis of 1.3%, respectively. New retail leases for comparable spaces were signed for 10,000 square feet at an average rental rate decrease on a cash and GAAP basis of 17.8% and 22.0%, respectively. Renewals for comparable retail spaces were signed for 27,593 square feet at an average rental rate increase on a cash and GAAP basis of 3.8% and 13.0%, respectively. Tenant improvements and incentives were $22.50 per square foot of retail space for comparable new leases for the three months ended March 31, 2026, mainly due to a new tenant at Solana Beach Towne Center.

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

The leases signed in 2026 generally become effective over the following year, though some may not become effective until 2027 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.

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

We capitalized external and internal costs related to new development, redevelopment, expansion and repositioning activities combined of $7.7 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.

We capitalized external and internal costs related to other property improvements combined of $14.3 million and $12.3 million for the three months ended March 31, 2026 and 2025, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. Because the development of La Jolla Commons III is now complete and the building, inclusive of the land, was placed into service as of April 1, 2025, there were no capitalized interest costs related to development activities after the three months ended March 31, 2025. We capitalized interest costs related to development activities of $1.4 million for the three months ended March 31, 2025.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
The following summarizes our consolidated results of operations for the three months ended March 31, 2026 compared to our consolidated results of operations for the three months ended March 31, 2025. As of March 31, 2026, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.8 million rentable square feet of office and retail space, including the retail portion of our mixed-use property, 2,302 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2026, we owned land at two of our properties that we classified as held for development and/or construction in progress. As of March 31, 2025, our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.6 million rentable square feet of office and retail space, including the retail portion of our mixed-use property, 2,302 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of March 31, 2025, we owned land at three of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Change	%
	2026	2025
Revenues
Rental income	$104,422	$102,951	$1,471	1%
Other property income	6,170	5,656	514	9
Total property revenues	110,592	108,607	1,985	2
Expenses
Rental expenses	31,720	30,300	1,420	5
Real estate taxes	11,946	11,005	941	9
Total property expenses	43,666	41,305	2,361	6
Total property operating income	66,926	67,302	(376)	(1)
General and administrative	(8,783)	(9,312)	529	(6)
Depreciation and amortization	(32,311)	(30,494)	(1,817)	6
Interest expense, net	(19,707)	(18,780)	(927)	5
Gain on sale of real estate	—	44,476	(44,476)	100
Other income, net	614	915	(301)	(33)
Net income	6,739	54,107	(47,368)	(88)
Net income attributable to restricted shares	(236)	(203)	(33)	16
Net income attributable to unitholders in the Operating Partnership	(1,369)	(11,369)	10,000	(88)
Net income attributable to American Assets Trust, Inc. stockholders	$5,134	$42,535	$(37,401)	(88)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $2.0 million to $110.6 million for the three months ended March 31, 2026 compared to $108.6 million for the three months ended March 31, 2025. The percentage leased was as follows for each segment as of March 31, 2026 and 2025:

	Percentage Leased(1)
	March 31,
	2026	2025
Office	84.5%	85.5%
Retail	97.7%	97.4%
Multifamily	92.1%	90.0%
Mixed-Use (2)	96.2%	89.3%

(1)The percentage leased includes the square footage under lease, including leases which may not have commenced as of March 31, 2026 or 2025, as applicable. Leased units for our multifamily properties include total units leased and occupied as of the applicable date.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $1.5 million, or 1%, to $104.4 million for the three months ended March 31, 2026 compared to $103.0 million for the three months ended March 31, 2025. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2026	2025			2026	2025
Office	$50,647	$49,188	$1,459	3	$49,828	$49,113	$715	1
Retail	23,076	24,425	(1,349)	(6)	23,089	22,776	313	1
Multifamily	17,026	15,921	1,105	7	15,761	15,564	197	1
Mixed-Use	13,673	13,417	256	2	13,673	13,417	256	2
	$104,422	$102,951	$1,471	1%	$102,351	$100,870	$1,481	1%
(1)For this table and tables following, the same-store portfolio excludes: (i) Del Monte Center (retail), which was sold on February 25, 2025; (ii) Genesee Park (multifamily), which was acquired on February 28, 2025, (iii) La Jolla Commons III (office), which was placed into service on April 1, 2025 and (iv) land held for development (office).
Office rental revenue increased $1.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to new tenant leases at La Jolla Commons III. Same-store office rental revenue increased $0.7 million primarily due to an increase in occupancy and base rent at City Center Bellevue, Timber Ridge and Lloyd Portfolio. These increases were offset by lower occupancy at First & Main.
Retail rental revenue decreased $1.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the sale of Del Monte Center on February 25, 2025. Same-store retail revenue increased $0.3 million primarily due to new tenant leases and scheduled rent increases at Alamo Quarry Market.
Multifamily rental revenue increased $1.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the acquisition of Genesee Park. Same-store multifamily rental revenue increased $0.2 million primarily due to an overall increase in average monthly base rent and overall occupancy. Same-store average monthly base rent and occupancy was $2,820 and 91.2%, for the three months ended March 31, 2026, respectively, compared to $2,777 and 90.5%, for the three months ended March 31, 2025, respectively.
Total mixed-use rental revenue increased $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in average occupancy and revenue per available room to 91.9% and $305 for the three months ended March 31, 2026, respectively, compared to 84.6% and $298 for the three months ended March 31, 2025, respectively.
Other property income. Other property income increased $0.5 million, or 9%, to $6.2 million for the three months ended March 31, 2026 compared to $5.7 million for the three months ended March 31, 2025. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2026	2025			2026	2025
Office	$1,710	$1,693	$17	1	$1,688	$1,674	$14	1
Retail	268	223	45	20	237	231	6	3
Multifamily	1,170	910	260	29	1,159	907	252	28
Mixed-Use	3,022	2,830	192	7	3,022	2,830	192	7
	$6,170	$5,656	$514	9%	$6,106	$5,642	$464	8%
Multifamily other property income increased $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in parking income and other operating income at Hassalo on Eighth - Multifamily.
Mixed-use other property income increased $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in resort fee income driven by higher occupancy at the hotel portion of our mixed-use property and parking income at the retail portion of our mixed-use property.

Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $2.4 million, or 6%, to $43.7 million for the three months ended March 31, 2026 compared to $41.3 million for the three months ended March 31, 2025.
Rental Expenses. Rental expenses increased $1.4 million, or 5%, to $31.7 million for the three months ended March 31, 2026 compared to $30.3 million for the three months ended March 31, 2025. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2026	2025			2026	2025
Office	$11,747	$10,874	$873	8	$11,083	$10,412	$671	6
Retail	3,614	4,186	(572)	(14)	3,613	3,365	248	7
Multifamily	5,946	5,349	597	11	5,431	5,202	229	4
Mixed-Use	10,413	9,891	522	5	10,413	9,891	522	5
	$31,720	$30,300	$1,420	5%	$30,540	$28,870	$1,670	6%
Office rental expense increased $0.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase at La Jolla Commons Tower III related to new operations and amenities. Same-store office rental expense increased $0.7 million due to an increase in facilities services expense, utilities expense and repairs and maintenance expense.
Retail rental expense decreased $0.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the sale of Del Monte Center in the first quarter of 2025. Same-store retail rental expense increased $0.2 million due to an increase in repairs and maintenance expense and marketing expense.
Multifamily rental expense increased $0.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the acquisition of Genesee Park. Same-store multifamily rental expense increased $0.2 million due to an overall increase in facilities services expense and repairs and maintenance expense across our other multifamily properties.
Mixed-use rental expense increased $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in room-related expenses and excise tax at the hotel portion of our mixed-use property and an increase in personnel expense at the retail portion of our mixed-use property.
Real Estate Taxes. Real estate taxes increased $0.9 million, or 9%, to $11.9 million for the three months ended March 31, 2026 compared to $11.0 million for the three months ended March 31, 2025. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2026	2025			2026	2025
Office	$5,272	$4,826	$446	9	$4,771	$4,723	$48	1
Retail	3,387	3,229	158	5	3,367	3,311	56	2
Multifamily	2,222	1,908	314	16	1,942	1,880	62	3
Mixed-Use	1,065	1,042	23	2	1,065	1,042	23	2
	$11,946	$11,005	$941	9%	$11,145	$10,956	$189	2%
Office real estate taxes increased $0.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in real estate taxes at La Jolla Commons III due to the fact that we stopped capitalizing real estate taxes when the building was placed into service on April 1, 2025.
Retail real estate taxes increased $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to real estate tax refunds received at Del Monte Center in 2025. Same-store retail real estate taxes increased $0.1 million primarily due to tax consultant fees at Waikele Center.
Multifamily real estate taxes increased $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the acquisition of Genesee Park. Same-store multifamily real estate taxes increased $0.1 million primarily due to higher tax assessments at Pacific Ridge Apartments and Loma Palisades.

Property Operating Income
Property operating income decreased $0.4 million, or 1%, to $66.9 million for the three months ended March 31, 2026, compared to $67.3 million for the three months ended March 31, 2025. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended March 31,		Change	%	Three Months Ended March 31,		Change	%
	2026	2025			2026	2025
Office	$35,338	$35,181	$157	—	$35,662	$35,652	$10	—
Retail	16,343	17,233	(890)	(5)	16,346	16,331	15	—
Multifamily	10,028	9,574	454	5	9,547	9,389	158	2
Mixed-Use	5,217	5,314	(97)	(2)	5,217	5,314	(97)	(2)
	$66,926	$67,302	$(376)	(1)%	$66,772	$66,686	$86	—%
Office operating income increased $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to new tenant leases at La Jolla Commons III, which was offset by an increase in rental expenses due to new operations and amenities and higher real estate taxes at La Jolla Commons III. Same-store office operating income remained flat as the increase in occupancy and base rents at City Center Bellevue, Timber Ridge and Lloyd Portfolio were offset by lower occupancy at First & Main and higher rental expenses.
Retail operating income decreased $0.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the sale of Del Monte Center. Same-store retail operating income remained flat as the increase in new tenant leases and scheduled rent increases at Alamo Quarry Market were offset by higher rental expenses.
Multifamily operating income increased $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the acquisition of Genesee Park and an increase in occupancy and average monthly base rent. Same-store average monthly base rent and occupancy was $2,820 and 91.2%, respectively, for the three months ended March 31, 2026, compared to $2,777 and 90.5%, respectively, for the three months ended March 31, 2025. These increases were partially offset by higher rental expenses and real estate taxes.
Total mixed-use operating income decreased $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher room-related expenses at the hotel portion of our mixed-use property, and an increase in personnel expenses at the retail portion of our mixed-use property. These decreases were partially offset by an increase in average occupancy and revenue per available room to 91.9% and $305, respectively, for the three months ended March 31, 2026, compared to 84.6% and $298, respectively, for the three months ended March 31, 2025.
Other
General and Administrative. General and administrative expenses decreased $0.5 million, or 6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily due to lower employee-related costs, including, without limitation, with respect to base pay, bonus and benefits for certain salaried and hourly workers.
Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily due to $1.1 million related to La Jolla Commons III, which was placed into service on April 1, 2025, $0.2 million related to the acquisition of Genesee Park on February 28, 2025 and new tenant improvements, building improvements and leasing commission assets placed into service.
Interest Expense, net. Interest expense increased $0.9 million, or 5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily due to a decrease in capitalized interest related to La Jolla Commons III being placed into service on April 1, 2025. This increase was partially offset by a decrease in interest expense related to the maturity and repayment of our Series C Notes on February 3, 2025.
Gain on sale of real estate. The gain on sale of real estate of $44.5 million for the three months ended March 31, 2025, was due to the sale of Del Monte Center on February 25, 2025.
Other Income, net. Other income, net decreased $0.3 million, or 33%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily due to lower interest and investment income attributed to a decrease in yield on our average cash balance during the period, partially offset by lower income tax expense.

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

As of March 31, 2026, the company owned an approximate 78.95% partnership interest in the Operating Partnership. The remaining approximately 21.05% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of March 31, 2026, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On December 3, 2021, the company entered into a new ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. For the three months ended March 31, 2026, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of March 31, 2026, we held $118.3 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2026 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
Cash and cash equivalents were $118.3 million and $143.9 million at March 31, 2026 and 2025, respectively.
Net cash provided by operating activities increased $1.7 million to $38.6 million for the three months ended March 31, 2026 compared to $36.9 million for the three months ended March 31, 2025. The increase in cash from operations was primarily due to an increase in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities increased $55.9 million to $23.2 million for the three months ended March 31, 2026 compared to cash provided by investing activities of $32.7 million for the three months ended March 31, 2025. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to new tenant improvement projects, leasing commissions and building renovation capital projects. The cash provided by investing activities during 2025 was primarily due to the proceeds from the sale of Del Monte Center, offset by the use of cash for the acquisition of Genesee Park.
Net cash used in financing activities decreased $324.9 million to $26.4 million for the three months ended March 31, 2026 compared to $351.3 million for the three months ended March 31, 2025. The decrease in cash used in financing activities was primarily due to the repayment of the $225 million aggregate outstanding balance on our Term Loan B and Term Loan C on January 2, 2025 and the repayment of the $100 million outstanding balance on our Series C Notes, on February 3, 2025.

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
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2026 and 2025 computed in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2026	2025
Net operating income	$66,926	$67,302
General and administrative	(8,783)	(9,312)
Depreciation and amortization	(32,311)	(30,494)
Interest expense, net	(19,707)	(18,780)
Gain on sale of real estate	—	44,476
Other income, net	614	915
Net income	$6,739	$54,107

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
The following table sets forth a reconciliation of our net income for the three months ended March 31, 2026 to FFO, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended March 31,
	2026	2025
Funds from Operations (FFO)
Net income	$6,739	$54,107
Plus: Real estate depreciation and amortization	32,311	30,494
Less: Gain on sale of real estate	—	(44,476)
Funds from operations	39,050	40,125
Less: Nonforfeitable dividends on incentive restricted stock awards	(216)	(180)
FFO attributable to common stock and units	$38,834	$39,945
FFO per diluted share/unit	$0.51	$0.52
Weighted average number of common shares and units, diluted (1)	76,893,750	76,719,191
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2026, we had $1.6 billion of fixed rate debt outstanding with an estimated fair value of $1.5 billion. If interest rates at March 31, 2026 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $52.8 million. If interest rates at March 31, 2026 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $74.2 million. The carrying values of our revolving line of credit and term loan approximate fair value since the interest rates are variable and reset frequently based on SOFR. Additionally, we consider $100 million related to Term Loan A outstanding as of March 31, 2026 to be fixed rate debt as the rate is effectively fixed by interest rate swap agreements.
Variable Interest Rate Debt
At March 31, 2026, we had $100.0 million of variable rate debt outstanding, all of which is subject to interest rate swaps as described above. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.  Based upon this amount of variable rate debt and the specific terms, if market interest rates increased or decreased by 1.0%, our annual interest expense would not change and have no corresponding change in our net income and cash flows for the year, since this variable rate debt is effectively fixed by interest rate swap agreements.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2026, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2026, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 (1)	Fourth Amended and Restated Credit Agreement dated April 1, 2026, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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

*    Filed herewith.
(1)    Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ADAM WYLL		/s/ ADAM WYLL
Adam Wyll		Adam Wyll
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	May 1, 2026	Date:	May 1, 2026