Form 10-Q
period 2026-06-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2026-07-31
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

American Assets Trust, Inc. had 61,404,213 shares of common stock, par value $0.01 per share, outstanding as of July 31, 2026.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2026 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of June 30, 2026, American Assets Trust, Inc. owned an approximate 78.96% partnership interest in the Operating Partnership. The remaining approximately 21.04% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,718,569	$3,694,203
Construction in progress	88,156	68,937
Held for development	487	487
	3,807,212	3,763,627
Accumulated depreciation	(1,195,972)	(1,144,259)
Net real estate	2,611,240	2,619,368
Cash and cash equivalents	109,697	129,362
Accounts receivable, net	5,502	7,407
Deferred rent receivables, net	84,527	84,642
Other assets, net	81,567	80,497
TOTAL ASSETS	$2,892,533	$2,921,276
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,895	$74,849
Unsecured notes payable, net	1,613,061	1,612,761
Accounts payable and accrued expenses	81,216	71,094
Security deposits payable	10,500	10,063
Other liabilities and deferred credits	58,779	61,304
Total liabilities	1,838,451	1,830,071
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 61,404,213 and 61,390,936 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	614	614
Additional paid-in capital	1,483,234	1,479,870
Accumulated dividends in excess of net income	(362,058)	(331,086)
Accumulated other comprehensive income	424	1,419
Total American Assets Trust, Inc. stockholders’ equity	1,122,214	1,150,817
Noncontrolling interests	(68,132)	(59,612)
Total equity	1,054,082	1,091,205
TOTAL LIABILITIES AND EQUITY	$2,892,533	$2,921,276
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Rental income	$103,115	$101,070	$207,537	$204,021
Other property income	6,368	6,863	12,538	12,519
Total revenue	109,483	107,933	220,075	216,540
EXPENSES:
Rental expenses	31,769	29,678	63,489	59,978
Real estate taxes	9,791	10,645	21,737	21,650
General and administrative	8,912	8,850	17,695	18,162
Depreciation and amortization	32,712	32,782	65,023	63,276
Total operating expenses	83,184	81,955	167,944	163,066
Gain on sale of real estate	—	—	—	44,476
OPERATING INCOME	26,299	25,978	52,131	97,950
Interest expense, net	(19,931)	(19,784)	(39,638)	(38,564)
Other income, net	422	927	1,036	1,842
NET INCOME	6,790	7,121	13,529	61,228
Net income attributable to restricted shares	(235)	(206)	(471)	(409)
Net income attributable to unitholders in the Operating Partnership	(1,380)	(1,459)	(2,749)	(12,828)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$5,175	$5,456	$10,309	$47,991

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.09	$0.09	$0.17	$0.79
Weighted average shares of common stock outstanding - basic	60,703,355	60,540,125	60,700,533	60,538,720

Earnings per common share, diluted	$0.09	$0.09	$0.17	$0.79
Weighted average shares of common stock outstanding - diluted	76,884,892	76,721,662	76,882,070	76,720,257

DIVIDENDS DECLARED PER COMMON SHARE	$0.340	$0.340	$0.680	$0.680

COMPREHENSIVE INCOME
Net income	$6,790	$7,121	$13,529	$61,228
Other comprehensive loss - unrealized loss on swap derivatives during the period	(470)	(768)	(746)	(1,960)
Reclassification of amortization of forward-starting swaps included in interest expense	(257)	(258)	(515)	(516)
Comprehensive income	6,063	6,095	12,268	58,752
Comprehensive income attributable to non-controlling interests	(1,227)	(1,241)	(2,483)	(12,303)
Comprehensive income attributable to American Assets Trust, Inc.	$4,836	$4,854	$9,785	$46,449
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2025	61,390,936	$614	$1,479,870	$(331,086)	$1,419	$(59,612)	$1,091,205
Net income	—	—	—	5,370	—	1,369	6,739
Dividends declared and paid	—	—	—	(20,873)	—	(5,502)	(26,375)
Stock-based compensation	—	—	1,682	—	—	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(217)	(59)	(276)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2026	61,390,936	$614	$1,481,552	$(346,589)	$998	$(63,858)	$1,072,717
Net income	—	—	—	5,410	—	1,380	6,790
Issuance of restricted stock	15,372	—	—	—	—	—	—
Forfeiture of restricted stock	(2,095)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,879)	—	(5,501)	(26,380)
Stock-based compensation	—	—	1,682	—	—	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(371)	(99)	(470)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(203)	(54)	(257)
Balance at June 30, 2026	61,404,213	$614	$1,483,234	$(362,058)	$424	$(68,132)	$1,054,082

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2024	61,138,238	$611	$1,474,869	$(304,339)	$4,760	$(51,580)	$1,124,321
Net income	—	—	—	42,738	—	11,369	54,107
Forfeiture of restricted stock	(3,508)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,786)	—	(5,502)	(26,288)
Stock-based compensation	—	—	1,670	—	—	—	1,670
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(939)	(253)	(1,192)
Reclassification of amortization of forward-starting swap included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2025	61,134,730	$611	$1,476,539	$(282,387)	$3,617	$(46,020)	$1,152,360
Net income	—	—	—	5,662	—	1,459	7,121
Issuance of restricted stock	17,812	1	—	—	—	—	1
Dividends declared and paid	—	—	—	(20,793)	—	(5,501)	(26,294)
Stock-based compensation	—	—	1,683	—	—	—	1,683
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(605)	(163)	(768)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(203)	(55)	(258)
Balance at June 30, 2025	61,152,542	$612	$1,478,222	$(297,518)	$2,809	$(50,280)	$1,133,845

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$13,529	$61,228
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,816)	(363)
Depreciation and amortization	65,023	63,276
Amortization of debt issuance costs and debt discounts	1,514	1,442
Provision for uncollectible rental income	1,333	183
Gain on sale of real estate	—	(44,476)
Stock-based compensation expense	3,364	3,353
Lease termination income	—	814
Other noncash interest expense, net	(515)	(515)
Other, net	57	(179)
Changes in operating assets and liabilities
Change in accounts receivable	1,140	1,160
Change in other assets	(1,259)	(1,570)
Change in accounts payable and accrued expenses	3,920	1,316
Change in security deposits payable	437	74
Change in other liabilities and deferred credits	757	297
Net cash provided by operating activities	87,484	86,040
INVESTING ACTIVITIES
Acquisition of real estate	—	(67,879)
Capital expenditures	(44,909)	(37,259)
Proceeds from sale of real estate, net of selling costs	—	117,784
Leasing commissions	(4,767)	(3,027)
Net cash (used in) provided by investing activities	(49,676)	9,619
FINANCING ACTIVITIES
Repayment of unsecured term loan	—	(225,000)
Repayment of unsecured notes payable	—	(100,000)
Debt issuance costs	(4,718)	—
Dividends paid to common stock and unitholders	(52,755)	(52,582)
Net cash used in financing activities	(57,473)	(377,582)
Net decrease in cash and cash equivalents	(19,665)	(281,923)
Cash and cash equivalents, beginning of period	129,362	425,659
Cash and cash equivalents, end of period	$109,697	$143,736

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,718,569	$3,694,203
Construction in progress	88,156	68,937
Held for development	487	487
	3,807,212	3,763,627
Accumulated depreciation	(1,195,972)	(1,144,259)
Net real estate	2,611,240	2,619,368
Cash and cash equivalents	109,697	129,362
Accounts receivable, net	5,502	7,407
Deferred rent receivables, net	84,527	84,642
Other assets, net	81,567	80,497
TOTAL ASSETS	$2,892,533	$2,921,276
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,895	$74,849
Unsecured notes payable, net	1,613,061	1,612,761
Accounts payable and accrued expenses	81,216	71,094
Security deposits payable	10,500	10,063
Other liabilities and deferred credits	58,779	61,304
Total liabilities	1,838,451	1,830,071
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	(68,776)	(60,522)
General partner's capital, 61,404,213 and 61,390,936 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,121,790	1,149,398
Accumulated other comprehensive income	1,068	2,329
Total capital	1,054,082	1,091,205
TOTAL LIABILITIES AND CAPITAL	$2,892,533	$2,921,276

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Rental income	$103,115	$101,070	$207,537	$204,021
Other property income	6,368	6,863	12,538	12,519
Total revenue	109,483	107,933	220,075	216,540
EXPENSES:
Rental expenses	31,769	29,678	63,489	59,978
Real estate taxes	9,791	10,645	21,737	21,650
General and administrative	8,912	8,850	17,695	18,162
Depreciation and amortization	32,712	32,782	65,023	63,276
Total operating expenses	83,184	81,955	167,944	163,066
Gain on sale of real estate	—	—	—	44,476
OPERATING INCOME	26,299	25,978	52,131	97,950
Interest expense, net	(19,931)	(19,784)	(39,638)	(38,564)
Other income, net	422	927	1,036	1,842
NET INCOME	6,790	7,121	13,529	61,228
Net income attributable to restricted shares	(235)	(206)	(471)	(409)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$6,555	$6,915	$13,058	$60,819

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.09	$0.09	$0.17	$0.79
Weighted average units outstanding - basic	76,884,892	76,721,662	76,882,070	76,720,257

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.09	$0.09	$0.17	$0.79
Weighted average units outstanding - diluted	76,884,892	76,721,662	76,882,070	76,720,257

DISTRIBUTIONS PER UNIT	$0.340	$0.340	$0.680	$0.680

COMPREHENSIVE INCOME
Net income	$6,790	$7,121	$13,529	$61,228
Other comprehensive loss - unrealized loss on swap derivatives during the period	(470)	(768)	(746)	(1,960)
Reclassification of amortization of forward-starting swap included in interest expense	(257)	(258)	(515)	(516)
Comprehensive income	6,063	6,095	12,268	58,752
Comprehensive income attributable to Limited Partners	(1,227)	(1,241)	(2,483)	(12,303)
Comprehensive income attributable to General Partner	$4,836	$4,854	$9,785	$46,449

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2025	16,181,537	$(60,522)	61,390,936	$1,149,398	$2,329	$1,091,205
Net income	—	1,369	—	5,370	—	6,739
Distributions	—	(5,502)	—	(20,873)	—	(26,375)
Stock-based compensation	—	—	—	1,682	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(276)	(276)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2026	16,181,537	$(64,655)	61,390,936	$1,135,577	$1,795	$1,072,717
Net income	—	1,380	—	5,410	—	6,790
Issuance of restricted units	—	—	15,372	—	—	—
Forfeiture of restricted units	—	—	(2,095)	—	—	—
Distributions	—	(5,501)	—	(20,879)	—	(26,380)
Stock-based compensation	—	—	—	1,682	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(470)	(470)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(257)	(257)
Balance at June 30, 2026	16,181,537	$(68,776)	61,404,213	$1,121,790	$1,068	$1,054,082

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2024	16,181,537	$(53,385)	61,138,238	$1,171,141	$6,565	$1,124,321
Net income	—	11,369	—	42,738	—	54,107
Forfeiture of restricted units	—	—	(3,508)	—	—	—
Distributions	—	(5,502)	—	(20,786)	—	(26,288)
Stock-based compensation	—	—	—	1,670	—	1,670
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,192)	(1,192)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2025	16,181,537	$(47,518)	61,134,730	$1,194,763	$5,115	$1,152,360
Net income	—	1,459	—	5,662	—	7,121
Issuance of restricted units	—	—	17,812	1	—	1
Forfeiture of restricted units	—	—	—	—	—	—
Distributions	—	(5,501)	—	(20,793)	—	(26,294)
Stock-based compensation	—	—	—	1,683	—	1,683
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(768)	(768)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at June 30, 2025	16,181,537	$(51,560)	61,152,542	$1,181,316	$4,089	$1,133,845

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$13,529	$61,228
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(1,816)	(363)
Depreciation and amortization	65,023	63,276
Amortization of debt issuance costs and debt discounts	1,514	1,442
Provision for uncollectible rental income	1,333	183
Gain on sale of real estate	—	(44,476)
Stock-based compensation expense	3,364	3,353
Lease termination income	—	814
Other noncash interest expense, net	(515)	(515)
Other, net	57	(179)
Changes in operating assets and liabilities
Change in accounts receivable	1,140	1,160
Change in other assets	(1,259)	(1,570)
Change in accounts payable and accrued expenses	3,920	1,316
Change in security deposits payable	437	74
Change in other liabilities and deferred credits	757	297
Net cash provided by operating activities	87,484	86,040
INVESTING ACTIVITIES
Acquisition of real estate	—	(67,879)
Capital expenditures	(44,909)	(37,259)
Proceeds from sale of real estate, net of selling costs	—	117,784
Leasing commissions	(4,767)	(3,027)
Net cash (used in) provided by investing activities	(49,676)	9,619
FINANCING ACTIVITIES
Repayment of unsecured term loan	—	(225,000)
Repayment of unsecured notes payable	—	(100,000)
Debt issuance costs	(4,718)	—
Distributions	(52,755)	(52,582)
Net cash used in financing activities	(57,473)	(377,582)
Net decrease in cash and cash equivalents	(19,665)	(281,923)
Cash and cash equivalents, beginning of period	129,362	425,659
Cash and cash equivalents, end of period	$109,697	$143,736

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
June 30, 2026
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
We are a full service, vertically integrated, and self-administered REIT with approximately 232 employees providing substantial in-house expertise in asset management, property management, property development, leasing, tenant improvement construction, acquisitions, repositioning, redevelopment and financing.
As of June 30, 2026, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of June 30, 2026, we owned land at two of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
June 30, 2026
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Total interest costs incurred	$39,638	$39,994
Interest capitalized	$—	$1,430
Interest expense, net	$39,638	$38,564
Cash paid for interest, net of amounts capitalized	$38,643	$40,652
Cash paid for income taxes	$534	$511
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$25,706	$12,469
Accrued leasing commissions	$4,396	$4,057

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies during the six months ended June 30, 2026.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The allowance for doubtful accounts at June 30, 2026 and December 31, 2025 was approximately $1.5 million and $1.3 million, respectively.
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
June 30, 2026
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
In-place leases	$48,086	$48,489
Accumulated amortization	(39,600)	(38,280)
Above market leases	432	432
Accumulated amortization	(432)	(429)
Acquired lease intangible assets, net	$8,486	$10,212
Below market leases	$38,428	$38,446
Accumulated accretion	(28,385)	(27,523)
Acquired lease intangible liabilities, net	$10,043	$10,923

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2026 we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$3,541	$—	$3,541	$—	$3,380	$—	$3,380
Interest rate swap asset	$—	$1,265	$—	$1,265	$—	$2,011	$—	$2,011
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 5.8% to 7.7%.
Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The carrying value of our term loan set forth below is deemed to be at fair value since the outstanding debt is directly tied to the monthly Secured Overnight Financing Rate (“SOFR”). The fair values of our senior notes are generally estimated based on quoted market prices for these instruments. A summary of the carrying amount and fair value of our financial instruments, all of which are based on Level 2 inputs, is as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,895	$74,873	$74,849	$74,728
Unsecured term loan, net	$99,167	$100,000	$99,869	$100,000
Unsecured senior guaranteed notes, net	$499,563	$484,920	$499,437	$483,339
Senior notes, net	$1,014,331	$987,317	$1,013,455	$989,549
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
The following is a summary of the terms of our outstanding interest rate swaps as of June 30, 2026 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$632
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$633
The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings for as long as hedged cash flows remain probable. During the next twelve months, we estimate the cash flow hedges in place will reduce interest expense by approximately $0.7 million.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
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
NOTE 5. OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasing commissions, net of accumulated amortization of $57,973 and $56,094, respectively	$36,778	$36,223
Interest rate swap asset	1,265	2,011
Acquired above market leases, net	—	3
Acquired in-place leases, net	8,486	10,209
Lease incentives, net of accumulated amortization of $1,389 and $1,239, respectively	2,355	2,110
Other intangible assets, net of accumulated amortization of $2,510 and $2,361, respectively	1,320	1,489
Debt issuance costs on line of credit, net of accumulated amortization of $2,970 and $2,591, respectively	3,799	250
Right-of-use lease asset, net	15,827	17,246
Prepaid expenses and other	11,737	10,956
Total other assets, net	$81,567	$80,497

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Acquired below market leases, net	$10,043	$10,923
Prepaid rent and deferred revenue	21,052	20,670
Deferred compensation	3,541	3,380
Deferred tax liability	638	638
Straight-line rent liability	6,161	6,880
Lease liability	17,316	18,774
Other liabilities	28	39
Total other liabilities and deferred credits, net	$58,779	$61,304
Straight-line rent liability relates to leases which have rental payments that decrease over time or one-time upfront payments for which the rental revenue is deferred and recognized on a straight-line basis.
NOTE 7. DEBT
Debt of American Assets Trust, Inc.
American Assets Trust, Inc. does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, American Assets Trust, Inc. has guaranteed the Operating Partnership's obligations under the (i) 3.375% and 6.150% senior notes, (ii) senior guaranteed notes, and (iii) fourth amended and restated credit facility, each discussed below.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	June 30, 2026	December 31, 2025	as of June 30, 2026
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $768 and $723, respectively	(105)	(151)
Total Secured Notes Payable Outstanding	$74,895	$74,849

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of June 30, 2026, the Operating Partnership was in compliance with these financial covenants.

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	June 30, 2026	December 31, 2025	as of June 30, 2026
Term Loan A	$100,000	$100,000	Variable	(1)	April 1, 2030	(2)
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(3)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(4)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(5)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	525,000	6.15%	(6)	October 1, 2034
	1,625,000	1,625,000
Debt discount and issuance costs, net of accumulated amortization of $9,810 and $8,720, respectively	(11,939)	(12,239)
Total Unsecured Notes Payable	$1,613,061	$1,612,761

(1)The Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.65% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio.
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
(6)The Operating Partnership entered into treasury lock contracts on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. The treasury lock contracts were deemed to be highly effective cash flow hedges, accordingly, the effective interest rate is approximately 6.21% per annum.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
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
As of June 30, 2026, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.150% Senior Notes covenants.

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
The Note Purchase Agreements contain a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. As of June 30, 2026, the Operating Partnership was in compliance with all covenants under the Note Purchase Agreements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

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

Credit Facility
On April 1, 2026, the Operating Partnership entered into the fourth amended and restated credit facility (the “Fourth Amended and Restated Credit Facility”), which amended and restated our then-existing credit facility. The Fourth Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $600 million, consisting of a revolving line of credit of $500 million (the “2026 Revolver Loan”) and a term loan of $100 million (the “2026 Term Loan A”). The 2026 Revolver Loan initially matures on April 1, 2030, subject to two, six-month extension options. The 2026 Term Loan A initially matures on April 1, 2030, subject to one, twelve-month extension option. As of June 30, 2026, the entirety of the principal amount of the 2026 Term Loan A was outstanding, there were no amounts outstanding under the 2026 Revolver Loan, and the Operating Partnership had incurred approximately $3.8 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the six months ended June 30, 2026, the weighted average interest rate on the 2026 Revolver Loan was 4.78%.
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
The Fourth Amended and Restated Credit Facility includes a number of customary financial covenants, including:
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

The Fourth Amended and Restated Credit Facility contains certain restrictions on distributions. If certain events of default exist or would result from a distribution, our ability to make cash distributions may be limited to amounts necessary to maintain our qualification as a REIT and avoid the payment of federal and state income and excise taxes. Following an acceleration of the obligations under the credit facility following an event of default or the occurrence of certain bankruptcy or insolvency events of default, we may be prohibited from making cash distributions.
As of June 30, 2026, the Operating Partnership was in compliance with all in-place Fourth Amended and Restated Credit Facility covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.04% of the ownership interests in our Operating Partnership at June 30, 2026. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the six months ended June 30, 2026, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended June 30, 2026 and 2025 does not include the weighted average of 692,211 and 600,282 unvested outstanding Operating Partnership units, respectively, and for the six months ended June 30, 2026 and 2025 does not include the weighted average of 692,731 and 600,076 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable, or for which applicable performance conditions had not been achieved, or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market (“ATM”) equity program with five sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the six months ended June 30, 2026, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of June 30, 2026, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of June 30, 2026, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the six months ended June 30, 2026:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2026	$0.340	January 1, 2026 to March 31, 2026	March 19, 2026
Second Quarter 2026	$0.340	April 1, 2026 to June 30, 2026	June 18, 2026
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
The following table summarizes the activity of restricted stock awards during the six months ended June 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	693,257	$16.58
Granted	15,372	23.42
Vested	(17,812)	20.21
Forfeited	(2,095)	15.92
Nonvested at June 30, 2026	688,722	$16.64
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.7 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $6.5 million at June 30, 2026.
Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 692,211 and 600,282 for the three months ended June 30, 2026 and 2025, respectively, and 692,731 and 600,076 for the six months ended June 30, 2026 and 2025, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. For the three and six months ended June 30, 2026 and 2025, diluted shares exclude incentive restricted stock awards that are considered contingently issuable and were either anti-dilutive or for which applicable performance conditions had not been achieved. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NUMERATOR
Net income	$6,790	$7,121	$13,529	$61,228
Less: Net income attributable to restricted shares	(235)	(206)	(471)	(409)
Less: Income from operations attributable to unitholders in the Operating Partnership	(1,380)	(1,459)	(2,749)	(12,828)
Net income attributable to common stockholders—basic	$5,175	$5,456	$10,309	$47,991
Income from operations attributable to American Assets Trust, Inc. common stockholders—basic	$5,175	$5,456	$10,309	$47,991
Plus: Income from operations attributable to unitholders in the Operating Partnership	1,380	1,459	2,749	12,828
Net income attributable to common stockholders—diluted	$6,555	$6,915	$13,058	$60,819
DENOMINATOR
Weighted average common shares outstanding—basic	60,703,355	60,540,125	60,700,533	60,538,720
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,884,892	76,721,662	76,882,070	76,720,257

Earnings per common share, basic	$0.09	$0.09	$0.17	$0.79
Earnings per common share, diluted	$0.09	$0.09	$0.17	$0.79

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
A deferred tax asset is included in our consolidated balance sheets of $1.0 million and $1.0 million, and a deferred tax liability is included in our consolidated balance sheets of $0.6 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2026, we recorded income tax expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2025, we recorded income tax expense of $0.1 million and $0.5 million, respectively.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
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
Commitments
See Note 12, Leases for description of our leases, as a lessee.
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
A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.8 million based on operating performance through June 30, 2026.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Sixteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 46.8% of total revenues for the six months ended June 30, 2026. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 21.3% of total revenues for the six months ended June 30, 2026. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the six months ended June 30, 2026 and 2025, no tenant accounted for more than 10% of our total rental revenue.
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
Leases at our office and retail properties and the retail portion of our mixed-use property may contain lease extension options, at our lessee's discretion. The extension options are generally for three years to ten years and contain primarily rent at fixed rates or the prevailing market rent. The extension options are generally exercisable six months to twelve months prior to the expiration of the lease and require the lessee to not be in default of the lease terms.
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
As of June 30, 2026, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2026 (six months ending December 31, 2026)	$125,256
2027	258,107
2028	225,237
2029	168,235
2030	107,314
Thereafter	287,198
Total	$1,171,347

The above future minimum rentals exclude residential leases, which typically range from seven months to fifteen months, and exclude the hotel, as rooms are rented on a nightly basis.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
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
As of June 30, 2026, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2026 (six months ending December 31, 2026)	$1,792
2027	3,637
2028	3,746
2029	3,859
2030	3,975
Thereafter	2,017
Total lease payments	19,026
Imputed interest	(1,710)
Present value of lease liability	$17,316

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$907	$910	$1,845	$1,819
Sublease income	(874)	(858)	(1,916)	(1,718)
Total lease cost (income)	$33	$52	$(71)	$101

Weighted-average remaining lease term - operating leases (in years)			5.0
Weighted-average discount rate - operating leases			3.68%
Supplemental cash flow information related to our operating leases are as follow (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,792	$1,740

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease rental income
Office	$48,538	$48,119	$98,728	$96,980
Retail	22,836	22,148	45,538	46,890
Multifamily	16,559	16,355	33,464	32,175
Mixed-use	3,652	3,206	7,019	6,562
Percentage rent	512	369	977	(16)
Hotel revenue	10,344	10,248	20,464	20,156
Other	674	625	1,347	1,274
Total rental income	$103,115	$101,070	$207,537	$204,021
Minimum rents include $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.5 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental operating	$14,446	$13,726	$29,341	$28,343
Hotel operating	8,123	7,486	15,972	14,834
Repairs and maintenance	6,069	5,624	11,875	10,893
Marketing	556	533	1,157	1,106
Rent	906	662	1,857	1,571
Hawaii excise tax	1,059	1,049	2,086	2,054
Management fees	610	598	1,201	1,177
Total rental expenses	$31,769	$29,678	$63,489	$59,978

NOTE 14. OTHER INCOME
The principal components of other income, net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and investment income	$540	$1,045	$1,255	$2,377
Income tax expense	(118)	(118)	(219)	(535)
Total other income	$422	$927	$1,036	$1,842

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS
At Torrey Point, the company leases space to American Assets, Inc. (“AAI”), an entity owned and controlled by Mr. Rady, our Executive Chairman, with an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the lease of $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, is included in rental income on the consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.5 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
NOTE 16. SEGMENT REPORTING
For the three and six months ended June 30, 2026, the chief operating decision maker (“CODM”) for the company was comprised of our President and Chief Executive Officer and our Chief Financial Officer.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

The following table represents the significant segment expenses and operating activity within our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Office
Property revenue	$50,725	$50,818	$103,082	$101,699
Rental expenses	11,687	10,404	23,434	21,278
Real estate taxes	3,579	5,209	8,851	10,035
Property expense	15,266	15,613	32,285	31,313
Segment profit	35,459	35,205	70,797	70,386
Total Retail
Property revenue	23,524	23,008	46,868	47,656
Rental expenses	3,382	3,356	6,996	7,542
Real estate taxes	2,992	2,568	6,379	5,797
Property expense	6,374	5,924	13,375	13,339
Segment profit	17,150	17,084	33,493	34,317
Total Multifamily
Property revenue	17,721	17,428	35,917	34,259
Rental expenses	5,956	5,902	11,902	11,251
Real estate taxes	2,153	1,825	4,375	3,733
Property expense	8,109	7,727	16,277	14,984
Segment profit	9,612	9,701	19,640	19,275
Total Mixed-Use
Property revenue	17,513	16,679	34,208	32,926
Rental expenses	10,744	10,016	21,157	19,907
Real estate taxes	1,067	1,043	2,132	2,085
Property expense	11,811	11,059	23,289	21,992
Segment profit	5,702	5,620	10,919	10,934
Total segments’ profit	$67,923	$67,610	$134,849	$134,912
The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segments’ profit	$67,923	$67,610	$134,849	$134,912
General and administrative	(8,912)	(8,850)	(17,695)	(18,162)
Depreciation and amortization	(32,712)	(32,782)	(65,023)	(63,276)
Interest expense, net	(19,931)	(19,784)	(39,638)	(38,564)
Gain on sale of real estate	—	—	—	44,476
Other income, net	422	927	1,036	1,842
Net income	6,790	7,121	13,529	61,228
Net income attributable to restricted shares	(235)	(206)	(471)	(409)
Net income attributable to unitholders in the Operating Partnership	(1,380)	(1,459)	(2,749)	(12,828)
Net income attributable to American Assets Trust, Inc. stockholders	$5,175	$5,456	$10,309	$47,991

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
June 30, 2026
(Unaudited)

The following table shows net real estate and secured note payable balances for each of the reportable segments (in thousands):

	June 30, 2026	December 31, 2025
Net Real Estate
Office	$1,593,520	$1,587,316
Retail	461,446	469,733
Multifamily	402,596	406,163
Mixed-Use	153,678	156,156
	$2,611,240	$2,619,368
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes unamortized debt issuance costs of $0.1 million and $0.2 million for each of the periods ended June 30, 2026 and December 31, 2025, respectively.
Capital expenditures for each segment for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital Expenditures (1)
Office	$22,637	$19,858	$42,438	$34,169
Retail	1,043	1,197	2,039	2,646
Multifamily	2,395	1,471	4,435	1,962
Mixed-Use	361	530	764	1,509
	$26,436	$23,056	$49,676	$40,286

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of June 30, 2026, our portfolio was comprised of twelve office properties; eleven retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and seven multifamily properties. Additionally, as of June 30, 2026, we owned land at two of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.96% of our Operating Partnership as of June 30, 2026. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store and redevelopment same-store composition for the three and six months ended June 30, 2026 and 2025. One Beach Street is classified as a same-store property when compared to the designation for the three and six months ended June 30, 2025, as this property was placed into service on August 1, 2024. Genesee Park is classified as a same-store property when compared to the designation for the three months ended June 30, 2025 and a non-same-store property when compared to the designation for the six months ended June 30, 2025 as it was acquired on February 28, 2025. La Jolla Commons III is classified as a same-store property when compared to the designation for the three months ended June 30, 2025 and a non-same-store property when compared to the designation for the six months ended June 30, 2025, as it was placed into service on April 1, 2025. La Jolla Commons III is a part of the La Jolla Commons office project, and not a stand-alone property.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Same-Store	31	29	30	29
Non-Same-Store	—	2	1	2
Total Properties	31	31	31	31

Total Development Properties	2	2	2	2

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

During the three months ended June 30, 2026, we signed 14 office leases for a total of 109,715 square feet of office space including 75,416 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 9.1% and 10.2%, respectively. New office leases for comparable spaces were signed for 29,529 square feet at an average rental rate increase on a cash and GAAP basis of 14.3% and 12.8%, respectively. Renewals for comparable office spaces were signed for 45,887 square feet at an average rental rate increase on a cash and GAAP basis of 5.9% and 8.6%, respectively. Tenant improvements and incentives were $24.35 per square foot of office space for comparable new leases for the three months ended June 30, 2026, mainly due to new tenants at City Center Bellevue and Coastal Collection at Torrey Reserve.

During the three months ended June 30, 2026, we signed 20 retail leases for a total of 138,993 square feet of retail space including 133,828 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 3.0% and 20.2%, respectively. There were no comparable new leases, tenant improvements, or incentives on retail space during the three months ended June 30, 2026.

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

We capitalized external and internal costs related to new development, redevelopment, expansion and repositioning activities combined of $15.5 million and $8.6 million for the three months ended June 30, 2026 and 2025, respectively, and $23.2 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively.

We capitalized external and internal costs related to other property improvements combined of $14.3 million and $12.8 million for the three months ended June 30, 2026 and 2025, respectively, and $28.7 million and $25.2 million for the six months ended June 30, 2026 and 2025, respectively.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. Because the development of La Jolla Commons III is now complete and the building, inclusive of the land, was placed into service as of April 1, 2025, there were no capitalized interest costs related to development activities after the three months ended March 31, 2025. We capitalized interest costs related to development activities of $1.4 million for the six months ended June 30, 2025.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
The following summarizes our consolidated results of operations for the three months ended June 30, 2026 compared to our consolidated results of operations for the three months ended June 30, 2025. As of June 30, 2026 and June 30, 2025 our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.8 million rentable square feet of office and retail space, including the retail portion of our mixed-use property, 2,302 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of June 30, 2026 and June 30, 2025, we owned land at two of our properties that we classified as held for development and/or construction in progress.
The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Change	%
	2026	2025
Revenues
Rental income	$103,115	$101,070	$2,045	2%
Other property income	6,368	6,863	(495)	(7)
Total property revenues	109,483	107,933	1,550	1
Expenses
Rental expenses	31,769	29,678	2,091	7
Real estate taxes	9,791	10,645	(854)	(8)
Total property expenses	41,560	40,323	1,237	3
Total property operating income	67,923	67,610	313	—
General and administrative	(8,912)	(8,850)	(62)	1
Depreciation and amortization	(32,712)	(32,782)	70	—
Interest expense, net	(19,931)	(19,784)	(147)	1
Other income, net	422	927	(505)	(54)
Net income	6,790	7,121	(331)	(5)
Net income attributable to restricted shares	(235)	(206)	(29)	14
Net income attributable to unitholders in the Operating Partnership	(1,380)	(1,459)	79	(5)
Net income attributable to American Assets Trust, Inc. stockholders	$5,175	$5,456	$(281)	(5)%

Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $1.6 million, or 1%, to $109.5 million for the three months ended June 30, 2026 compared to $107.9 million for the three months ended June 30, 2025. The percentage leased was as follows for each segment as of June 30, 2026 and 2025:

	Percentage Leased(1)
	June 30,
	2026	2025
Office	84.4%	82.0%
Retail	97.9%	97.7%
Multifamily	87.7%	88.1%
Mixed-Use (2)	92.2%	95.0%

(1)The percentage leased for our retail and office segments and the retail portion of our mixed-use segment includes the square footage under lease, including leases which may not have commenced as of June 30, 2026 or 2025, as applicable. Percentage leased for our multifamily properties includes total units leased and occupied as of the applicable date.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $2.0 million, or 2%, to $103.1 million for the three months ended June 30, 2026 compared to $101.1 million for the three months ended June 30, 2025. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$48,989	$48,448	$541	1	$48,989	$48,447	$542	1
Retail	23,255	22,569	686	3	23,255	22,603	652	3
Multifamily	16,667	16,443	224	1	16,667	16,443	224	1
Mixed-Use	14,204	13,610	594	4	14,204	13,610	594	4
	$103,115	$101,070	$2,045	2%	$103,115	$101,103	$2,012	2%
(1)For this table and tables following, the same-store portfolio excludes land held for development (office).
Office rental revenue increased $0.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to new tenant leases at La Jolla Commons III, City Center Bellevue, Timber Ridge and One Beach Street. These increases were offset by lower occupancy at 14Acres and a one-time reserve for certain receivables related to an office tenant at Coastal Collection at Torrey Reserve. The company continues to pursue recovery of the outstanding amounts.
Retail rental revenue increased $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to a $0.4 million increase related to new tenant leases at Alamo Quarry Market, Lomas Santa Fe Plaza, Carmel Country Plaza and Waikele Center. Additionally, there was an increase in cost recoveries of $0.3 million.
Multifamily rental revenue increased $0.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an overall increase in average monthly base rent and a slight decrease in overall occupancy. Average monthly base rent and occupancy was $2,796 and 89.3%, for the three months ended June 30, 2026, respectively, compared to $2,725 and 89.5%, for the three months ended June 30, 2025, respectively.
Total mixed-use rental revenue increased $0.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase of $0.5 million in rental revenue at our retail portion of our mixed-use property resulting from the collection of amounts previously reserved as bad debt. Additionally there was an increase at the hotel portion of our mixed-use property due to an increase in average occupancy and revenue per available room to 90.5% and $308 for the three months ended June 30, 2026, respectively, compared to 86.0% and $305 for the three months ended June 30, 2025, respectively.

Other property income. Other property income decreased $0.5 million, or 7%, to $6.4 million for the three months ended June 30, 2026 compared to $6.9 million for the three months ended June 30, 2025. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$1,736	$2,370	$(634)	(27)	$1,724	$2,358	$(634)	(27)
Retail	269	439	(170)	(39)	269	439	(170)	(39)
Multifamily	1,054	985	69	7	1,054	985	69	7
Mixed-Use	3,309	3,069	240	8	3,309	3,069	240	8
	$6,368	$6,863	$(495)	(7)%	$6,356	$6,851	$(495)	(7)%
Office other property income decreased $0.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to lease termination fees received at Timber Ridge during 2025.
Retail other property income decreased $0.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to lease termination fees received at Alamo Quarry Market during 2025.
Multifamily other property income increased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in parking income at Hassalo on Eighth - Multifamily.
Mixed-use other property income increased $0.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in room-related other income driven by higher occupancy at the hotel portion of our mixed-use property and parking income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased $1.2 million, or 3%, to $41.6 million for the three months ended June 30, 2026 compared to $40.3 million for the three months ended June 30, 2025.
Rental Expenses. Rental expenses increased $2.1 million, or 7%, to $31.8 million for the three months ended June 30, 2026 compared to $29.7 million for the three months ended June 30, 2025. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$11,687	$10,404	$1,283	12	$11,621	$10,333	$1,288	12
Retail	3,382	3,356	26	1	3,382	3,361	21	1
Multifamily	5,956	5,902	54	1	5,956	5,902	54	1
Mixed-Use	10,744	10,016	728	7	10,744	10,016	728	7
	$31,769	$29,678	$2,091	7%	$31,703	$29,612	$2,091	7%
Office rental expense increased $1.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in facilities services expense, utilities expense and repairs and maintenance expense.
Multifamily rental expense increased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in repairs and maintenance expense and security expense at Pacific Ridge Apartments, Genesee Park and Hassalo on Eighth - Multifamily. These increases were partially offset by a decrease in contract labor service expense at Pacific Ridge Apartments and Genesee Park.
Mixed-use rental expense increased $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in room-related expenses and excise tax at the hotel portion of our mixed-use property and an increase in personnel expense at the retail portion of our mixed-use property.

Real Estate Taxes. Real estate taxes decreased $0.9 million, or 8%, to $9.8 million for the three months ended June 30, 2026 compared to $10.6 million for the three months ended June 30, 2025. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$3,579	$5,209	$(1,630)	(31)	$3,608	$5,162	$(1,554)	(30)
Retail	2,992	2,568	424	17	2,992	2,568	424	17
Multifamily	2,153	1,825	328	18	2,153	1,825	328	18
Mixed-Use	1,067	1,043	24	2	1,067	1,043	24	2
	$9,791	$10,645	$(854)	(8)%	$9,820	$10,598	$(778)	(7)%
Office real estate taxes decreased $1.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to real estate tax refunds received at La Jolla Commons and Lloyd Portfolio, partially offset by an increase in tax consultant fees.
Retail real estate taxes increased $0.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in property tax assessments during 2026 and real estate tax refunds received during 2025 at Alamo Quarry Market.
Multifamily real estate taxes increased $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to supplemental real estate taxes at Genesee Park and an increase at Pacific Ridge Apartments due to a real estate tax refund received during 2025.
Property Operating Income
Property operating income increased $0.3 million to $67.9 million for the three months ended June 30, 2026, compared to $67.6 million for the three months ended June 30, 2025. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended June 30,		Change	%	Three Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$35,459	$35,205	$254	1	$35,484	$35,310	$174	—
Retail	17,150	17,084	66	—	17,150	17,113	37	—
Multifamily	9,612	9,701	(89)	(1)	9,612	9,701	(89)	(1)
Mixed-Use	5,702	5,620	82	1	5,702	5,620	82	1
	$67,923	$67,610	$313	—%	$67,948	$67,744	$204	—%
Office operating income increased $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to new tenant leases at La Jolla Commons III, City Center Bellevue, Timber Ridge and One Beach Street, partially offset by lower occupancy at 14Acres and a one-time reserve for certain receivables related to an office tenant at Coastal Collection at Torrey Reserve. The company continues to pursue recovery of the outstanding amounts. The increase was also due to real estate tax refunds received at La Jolla Commons and Lloyd Portfolio. These increases were offset by a decrease in other property income due to lease termination fees received at Timber Ridge during 2025, and an increase in rental expenses primarily from higher facilities services, utilities and repairs and maintenance expense.
Retail operating income increased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to new tenant leases at Alamo Quarry Market, Lomas Santa Fe Plaza, Carmel Country Plaza and Waikele Center, and higher cost recoveries. These increases were offset by a decrease in other property income due to lease termination fees received at Alamo Quarry Market during 2025 and higher real estate taxes at Alamo Quarry Market due to increased property tax assessments during 2026 and real estate tax refunds received during 2025.
Multifamily operating income decreased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher rental expenses at Pacific Ridge Apartments, Genesee Park and Hassalo on Eighth - Multifamily, higher real estate taxes at Genesee Park and a real estate tax refund received at Pacific Ridge Apartments during 2025. These increases in expenses were partially offset by an increase in rental revenue due to higher average monthly base rent and a slight decrease in occupancy of $2,796 and 89.3%, respectively, for the three months ended June 30, 2026 compared to $2,725 and 89.5%, respectively, for the three months ended June 30, 2025.

Total mixed-use operating income increased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher rental revenue at the retail portion of our mixed-use property from the collection of amounts previously reserved as bad debt, and higher revenue at the hotel portion driven by increased occupancy. Hotel average occupancy and revenue per available room were 90.5% and $308, respectively, for the three months ended June 30, 2026 compared to 86.0% and $305, respectively, for the three months ended June 30, 2025. These increases were offset by higher rental expenses from increased room-related expenses and excise tax at the hotel portion and higher personnel expense at the retail portion.
Other
General and Administrative. General and administrative expenses increased $0.1 million, or 1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily due to higher corporate legal expenses and consulting fees.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily due to $0.9 million related to leases-in-place at Genesee Park, which fully amortized within a year of acquisition. This decrease was offset by an increase in new tenant improvements and building improvements assets placed into service.
Interest Expense, net. Interest expense increased $0.1 million, or 1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily due to the amortization of the new loan fees associated with the Fourth Amended and Restated Credit Facility entered into on April 1, 2026.
Other Income, net. Other income, net decreased $0.5 million, or 54%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily due to lower interest and investment income attributed to a decrease in yield on our average cash balance during the period.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following summarizes our consolidated results of operations for the six months ended June 30, 2026 compared to our consolidated results of operations for the six months ended June 30, 2025.
The following table sets forth selected data from our unaudited consolidated statements of income for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,		Change	%
	2026	2025
Revenues
Rental income	$207,537	$204,021	$3,516	2%
Other property income	12,538	12,519	19	—
Total property revenues	220,075	216,540	3,535	2
Expenses
Rental expenses	63,489	59,978	3,511	6
Real estate taxes	21,737	21,650	87	—
Total property expenses	85,226	81,628	3,598	4
Total property operating income	134,849	134,912	(63)	—
General and administrative	(17,695)	(18,162)	467	(3)
Depreciation and amortization	(65,023)	(63,276)	(1,747)	3
Interest expense, net	(39,638)	(38,564)	(1,074)	3
Gain on sale of real estate	—	44,476	(44,476)	100
Other income, net	1,036	1,842	(806)	(44)
Net income	13,529	61,228	(47,699)	(78)
Net income attributable to restricted shares	(471)	(409)	(62)	15
Net income attributable to unitholders in the Operating Partnership	(2,749)	(12,828)	10,079	(79)
Net income attributable to American Assets Trust, Inc. stockholders	$10,309	$47,991	$(37,682)	(79)%
Revenue
Total property revenues. Total property revenue consists of rental revenue and other property income. Total property revenue increased $3.5 million, or 2%, to $220.1 million for the six months ended June 30, 2026 compared to $216.5 million for the six months ended June 30, 2025. The percentage leased was as follows for each segment as of June 30, 2026 and 2025:

	Percentage Leased(1)
	June 30,
	2026	2025
Office	84.4%	82.0%
Retail	97.9%	97.7%
Multifamily	87.7%	88.1%
Mixed-Use (2)	92.2%	95.0%

(1)The percentage leased for our retail and office segments and the retail portion of our mixed-use segment includes the square footage under lease, including leases which may not have commenced as of June 30, 2026 or 2025, as applicable. Percentage leased for our multifamily properties includes total units leased and occupied as of the applicable date.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental revenues. Rental revenue includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental revenue increased $3.5 million, or 2%, to $207.5 million for the six months ended June 30, 2026 compared to $204.0 million for the six months ended June 30, 2025. Rental revenue by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$99,636	$97,636	$2,000	2	$96,218	$97,402	$(1,184)	(1)
Retail	46,331	46,994	(663)	(1)	46,344	45,379	965	2
Multifamily	33,693	32,364	1,329	4	31,131	30,894	237	1
Mixed-Use	27,877	27,027	850	3	27,877	27,027	850	3
	$207,537	$204,021	$3,516	2%	$201,570	$200,702	$868	—%

(1)For this table and the tables following, the same-store portfolio excludes: (i) Del Monte Center (retail), which was sold on February 25, 2025; (ii) Genesee Park (multifamily), which was acquired on February 28, 2025, (iii) La Jolla Commons III (office), which was placed into service on April 1, 2025 and (iv) land held for development (office).
Office rental revenue increased $2.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to new tenant leases commencing at La Jolla Commons III. Same-store rental revenue decreased $1.2 million primarily due to a tenant relocating from La Jolla Commons I to La Jolla Commons III and the reassessment of the respective straight-line rent. Additionally, the decrease was due to lower occupancy and annualized base rents at Coastal Collection at Torrey Reserve, 14Acres and First & Main and a one-time reserve for certain receivables related to an office tenant at Coastal Collection at Torrey Reserve. The company continues to pursue recovery of the outstanding amounts. These decreases were partially offset by new leases at City Center Bellevue, Timber Ridge and One Beach Street.
Retail rental revenue decreased $0.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the sale of Del Monte Center on February 25, 2025. Same-store retail rental revenue increased $1.0 million primarily due to new tenant leases and scheduled rent increases at Alamo Quarry Market, Lomas Santa Fe Plaza and Carmel Country Plaza. Additionally, there was an increase in cost recoveries of $0.2 million.
Multifamily revenue increased $1.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the acquisition of Genesee Park. Same-store multifamily revenue increased $0.2 million due to an increase in average monthly base rent and occupancy, which was $2,833 and 89.8% for the six months ended June 30, 2026 compared to $2,784 and 89.7% for the six months ended June 30, 2025.
Mixed-use rental revenue increased $0.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase of $0.5 million in rental revenue at our retail portion of our mixed-use property due to collections of previously reserved bad debt. Additionally there was an increase at the hotel portion of our mixed-use property due to an increase in average occupancy and revenue per available room to 91.2% and $306 for the six months ended June 30, 2026, respectively, compared to 85.3% and $302 for the six months ended June 30, 2025, respectively.
Other property income. Other property income remained flat at $12.5 million for the six months ended June 30, 2026 and the six months ended June 30, 2025. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$3,446	$4,063	$(617)	(15)	$3,391	$4,029	$(638)	(16)
Retail	537	662	(125)	(19)	506	670	(164)	(24)
Multifamily	2,224	1,895	329	17	2,203	1,883	320	17
Mixed-Use	6,331	5,899	432	7	6,331	5,899	432	7
	$12,538	$12,519	$19	—%	$12,431	$12,481	$(50)	—%
Office other property income decreased $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to lease termination fees received at Timber Ridge and lease settlement income received at City Center Bellevue during 2025, which were partially offset by an increase in parking garage income at La Jolla Commons and Lloyd Portfolio.

Retail other property income decreased $0.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to lease termination fees received at Alamo Quarry Market during 2025.
Multifamily other property income increased $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in parking income and other operating income at Hassalo on Eighth - Multifamily.
Total mixed-use other property income increased $0.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in room-related other income driven by higher occupancy at the hotel portion of our mixed-use property and higher parking income at the retail portion of our mixed-use property.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.6 million to $85.2 million for the six months ended June 30, 2026, compared to $81.6 million for the six months ended June 30, 2025. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $3.5 million, or 6%, to $63.5 million for the six months ended June 30, 2026, compared to $60.0 million for the six months ended June 30, 2025. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$23,434	$21,278	$2,156	10	$22,130	$20,244	$1,886	9
Retail	6,996	7,542	(546)	(7)	6,995	6,726	269	4
Multifamily	11,902	11,251	651	6	10,858	10,490	368	4
Mixed-Use	21,157	19,907	1,250	6	21,157	19,907	1,250	6
	$63,489	$59,978	$3,511	6%	$61,140	$57,367	$3,773	7%
Office rental expenses increased $2.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a $1.9 million increase in same-store office rental expenses due to higher utilities, facilities services, and repairs and maintenance expenses, as well as increased expenses at La Jolla Commons Tower III related to new operations and amenities.
Retail rental expenses decreased $0.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the sale of Del Monte Center in the first quarter of 2025. Same-store retail rental expenses increased $0.3 million due to an increase in repairs and maintenance expense, facilities service expense and marketing expense.
Multifamily rental expenses increased $0.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in repairs and maintenance expense and security expense at Pacific Ridge Apartments, Genesee Park and Hassalo on Eighth - Multifamily. These increases were partially offset by a decrease in contract labor expenses at Pacific Ridge Apartments and Genesee Park.
Total mixed-use rental expenses increased $1.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in room-related expenses and excise tax at the hotel portion of our mixed-use property and an increase in personnel expense at the retail portion of our mixed-use property.

Real Estate Taxes. Real estate tax expense stayed flat at $21.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$8,851	$10,035	$(1,184)	(12)	$7,954	$9,446	$(1,492)	(16)
Retail	6,379	5,797	582	10	6,359	5,879	480	8
Multifamily	4,375	3,733	642	17	3,884	3,623	261	7
Mixed-Use	2,132	2,085	47	2	2,132	2,085	47	2
	$21,737	$21,650	$87	—%	$20,329	$21,033	$(704)	(3)%
Office real estate taxes decreased $1.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to real estate tax refunds received at La Jolla Commons and Lloyd Portfolio, partially offset by an increase in tax consultant fees and an increase in real estate taxes at La Jolla Commons III due to the fact that we ceased capitalization of real estate taxes when the building was placed into service on April 1, 2025.
Retail real estate taxes increased $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in property tax assessments at Alamo Quarry Market, Lomas Santa Fe Plaza and Southbay Marketplace. Additionally, there was an increase at Alamo Quarry Market due to real estate tax refunds received during 2025.
Multifamily real estate taxes increased $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the acquisition of Genesee Park and an increase in property tax assessments and real estate tax refunds received during 2025 at Pacific Ridge Apartments.
Property Operating Income
Property operating income decreased $0.1 million to $134.8 million for the six months ended June 30, 2026, compared to $134.9 million for the six months ended June 30, 2025. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Six Months Ended June 30,		Change	%	Six Months Ended June 30,		Change	%
	2026	2025			2026	2025
Office	$70,797	$70,386	$411	1	$69,525	$71,741	$(2,216)	(3)
Retail	33,493	34,317	(824)	(2)	33,496	33,444	52	—
Multifamily	19,640	19,275	365	2	18,592	18,664	(72)	—
Mixed-Use	10,919	10,934	(15)	—	10,919	10,934	(15)	—
	$134,849	$134,912	$(63)	—%	$132,532	$134,783	$(2,251)	(2)%
Office operating income increased $0.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to new tenant leases at La Jolla Commons III, City Center Bellevue, Timber Ridge and One Beach Street, and real estate tax refunds received at La Jolla Commons and Lloyd Portfolio. These increases were partially offset by higher rental expenses from new operations and amenities at La Jolla Commons III, and higher utilities expense, facilities services expense and repairs and maintenance expense. Additionally, the increases were also offset by lower occupancy and annualized base rents at Coastal Collection at Torrey Reserve, 14Acres and First & Main, and a one-time reserve for certain receivables related to an office tenant at Coastal Collection at Torrey Reserve. The Company continues to pursue recovery of the outstanding amounts.
Retail operating income decreased $0.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the sale of Del Monte Center on February 25, 2025 and higher real estate taxes from increased property tax assessments at Alamo Quarry Market, Lomas Santa Fe Plaza and Southbay Marketplace, as well as real estate tax refunds received at Alamo Quarry Market during 2025. These decreases were partially offset by higher same-store rental revenue from new tenant leases and scheduled rent increases at Alamo Quarry Market, Lomas Santa Fe Plaza and Carmel Country Plaza and higher cost recoveries.

Multifamily operating income increased $0.4 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher revenue from the acquisition of Genesee Park and higher same-store revenue from an increase in average monthly base rent and occupancy. Average monthly base rent and occupancy were $2,833 and 89.8%, respectively, for the six months ended June 30, 2026 compared to $2,784 and 89.7%, respectively, for the six months ended June 30, 2025. These increases were offset by an increase in rental expenses due to higher repairs and maintenance expense and security expense and an increase in real estate taxes due to increased property tax assessments and real estate tax refunds received during 2025 at Pacific Ridge Apartments.
Other
General and Administrative. General and administrative expenses decreased $0.5 million, or 3%, to $17.7 million for the six months ended June 30, 2026, compared to $18.2 million for the six months ended June 30, 2025. This decrease was primarily due to lower employee-related costs, including, without limitation, with respect to base pay and benefits for certain salaried and hourly workers.
Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million, or 3%, to $65.0 million for the six months ended June 30, 2026, compared to $63.3 million for the six months ended June 30, 2025. This increase was primarily due to $0.8 million related to La Jolla Commons III assets which were placed into service on April 1, 2025. This increase was also related to new tenant improvements and building improvement assets placed into service.
Interest Expense, net. Interest expense increased $1.1 million, or 3%, to $39.6 million for the six months ended June 30, 2026 compared to $38.6 million for the six months ended June 30, 2025. This increase was primarily due to the amortization of the new loan fees associated with the Fourth Amended and Restated Credit Facility entered into on April 1, 2026 and a decrease in capitalized interest related to La Jolla Commons III being placed into service on April 1, 2025. This increase was partially offset by a decrease in interest expense related to the maturity and repayment of our Series C Notes on February 3, 2025.
Gain on sale of real estate. Gain on sale of real estate of $44.5 million during the period relates to our sale of Del Monte Center on February 25, 2025.
Other Income, net. Other income, net decreased $0.8 million, or 44%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily due to lower interest and investment income attributed to a decrease in yield on our average cash balance during the period, partially offset by lower income tax expense.
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

As of June 30, 2026, the company owned an approximate 78.96% partnership interest in the Operating Partnership. The remaining approximately 21.04% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of June 30, 2026, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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

On December 3, 2021, the company entered into a new ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. For the six months ended June 30, 2026, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of June 30, 2026, we held $109.7 million in cash and cash equivalents.
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
Our overall capital requirements for the remainder of 2026 and for the first half of 2027 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

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
Cash Flows
Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025
Cash and cash equivalents were $109.7 million and $143.7 million at June 30, 2026 and 2025, respectively.
Net cash provided by operating activities increased $1.4 million to $87.5 million for the six months ended June 30, 2026 compared to $86.0 million for the six months ended June 30, 2025. The increase in cash from operations was primarily due to an increase in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities increased $59.3 million to $49.7 million for the six months ended June 30, 2026 compared to cash provided by investing activities of $9.6 million for the six months ended June 30, 2025. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to new tenant improvement projects, leasing commissions and building renovation and repositioning capital projects. The cash provided by investing activities during 2025 was primarily due to the proceeds from the sale of Del Monte Center, offset by the use of cash for the acquisition of Genesee Park.
Net cash used in financing activities decreased $320.1 million to $57.5 million for the six months ended June 30, 2026 compared to $377.6 million for the six months ended June 30, 2025. The decrease in cash used in financing activities was primarily due to the repayment of the $225 million aggregate outstanding balance on our Term Loan B and Term Loan C on January 2, 2025 and the repayment of the $100 million outstanding balance on our Series C Notes, on February 3, 2025. This was partially offset by an increase in debt issuance costs related to the Fourth Amended and Restated Credit Facility entered into on April 1, 2026.
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
The following is a reconciliation of our NOI to net income for the three and six months ended June 30, 2026 and 2025 computed in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net operating income	$67,923	$67,610	$134,849	$134,912
General and administrative	(8,912)	(8,850)	(17,695)	(18,162)
Depreciation and amortization	(32,712)	(32,782)	(65,023)	(63,276)
Interest expense, net	(19,931)	(19,784)	(39,638)	(38,564)
Gain on sale of real estate	—	—	—	44,476
Other income, net	422	927	1,036	1,842
Net income	$6,790	$7,121	$13,529	$61,228

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
The following table sets forth a reconciliation of our net income for the three and six months ended June 30, 2026 to FFO, the nearest GAAP equivalent (in thousands, except per share and share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Funds from Operations (FFO)
Net income	$6,790	$7,121	$13,529	$61,228
Plus: Depreciation and amortization of real estate assets	32,712	32,782	65,023	63,276
Less: Gain on sale of real estate	—	—	—	(44,476)
Funds from operations	39,502	39,903	78,552	80,028
Less: Nonforfeitable dividends on restricted stock awards	(216)	(180)	(432)	(360)
FFO attributable to common stock and units	$39,286	$39,723	$78,120	$79,668
FFO per diluted share/unit	$0.51	$0.52	$1.02	$1.04
Weighted average number of common shares and units, diluted (1)	76,888,301	76,711,831	76,882,369	76,716,676
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2026, we had $1.6 billion of fixed rate debt outstanding with an estimated fair value of $1.5 billion. If interest rates at June 30, 2026 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $38.8 million. If interest rates at June 30, 2026 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $83.9 million. The carrying values of our revolving line of credit and term loan approximate fair value since the interest rates are variable and reset frequently based on SOFR.
Variable Interest Rate Debt
At June 30, 2026, we had variable debt of $100.0 million related to Term Loan A outstanding which is effectively fixed by interest rate swap agreements through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. After January 5, 2027, interest is accrued at a variable rate based on the applicable SOFR plus a spread which ranges from 1.20%-1.70% based on our consolidated leverage ratio. Based upon this amount of variable rate debt, if market interest rates increased or decreased by 1.0%, our annual interest expense would increase or decrease, respectively, by approximately $0.5 million. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2026, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2026, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Exhibit No.	Description

1.1 (1)	Voting Support Agreement, dated as of May 11, 2026, by and among the Company, the Rady Trust, the Evelyn Shirley Rady Trust U/D/T March 10, 1983, and American Assets, Inc.
10.1 (2)	Fourth Amended and Restated Credit Agreement dated April 1, 2026, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and other entities named therein.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, Inc.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of American Assets Trust, L.P.
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

*    Filed herewith.
(1)    Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2026.
(2)    Incorporated herein by reference to American Assets Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ADAM WYLL		/s/ ADAM WYLL
Adam Wyll		Adam Wyll
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	July 31, 2026	Date:	July 31, 2026