Form 10-Q
period 2026-09-30
American Assets Trust, Inc.; American Assets Trust, L.P.
filed 2026-10-30
CIK 1500217, 1509570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

American Assets Trust, Inc. had 61,402,515 shares of common stock, par value $0.01 per share, outstanding as of October 30, 2026.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2026 of American Assets Trust, Inc., a Maryland corporation, and American Assets Trust, L.P., a Maryland limited partnership, of which American Assets Trust, Inc. is the parent company and sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “the company” refer to American Assets Trust, Inc. together with its consolidated subsidiaries, including American Assets Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our Operating Partnership” or “the Operating Partnership” refer to American Assets Trust, L.P. together with its consolidated subsidiaries.

American Assets Trust, Inc. operates as a real estate investment trust, or REIT, and is the sole general partner of the Operating Partnership. As of September 30, 2026, American Assets Trust, Inc. owned an approximate 78.96% partnership interest in the Operating Partnership. The remaining approximately 21.04% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and debt refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

There are certain differences between American Assets Trust, Inc. and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between American Assets Trust, Inc. and the Operating Partnership in the context of how American Assets Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. American Assets Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, American Assets Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. American Assets Trust, Inc. itself does not hold any indebtedness. The Operating Partnership holds substantially all the assets of the company, directly or indirectly holds the ownership interests in the company's real estate ventures, conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by American Assets Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by American Assets Trust, Inc.'s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of Operating Partnership units.

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
◦Debt;
◦Equity/Partners' Capital;
◦Earnings Per Share/Unit; and

•Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of American Assets Trust, Inc. and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of American Assets Trust, Inc. have made the requisite certifications and American Assets Trust, Inc. and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

AMERICAN ASSETS TRUST, INC. AND AMERICAN ASSETS TRUST, L.P.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Assets Trust, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,724,574	$3,694,203
Construction in progress	92,656	68,937
Held for development	487	487
	3,817,717	3,763,627
Accumulated depreciation	(1,213,965)	(1,144,259)
Net real estate	2,603,752	2,619,368
Cash and cash equivalents	89,613	129,362
Accounts receivable, net	6,920	7,407
Deferred rent receivables, net	84,771	84,642
Other assets, net	81,110	80,497
TOTAL ASSETS	$2,866,166	$2,921,276
LIABILITIES AND EQUITY
LIABILITIES:
Secured notes payable, net	$74,917	$74,849
Unsecured notes payable, net	1,613,618	1,612,761
Accounts payable and accrued expenses	70,767	71,094
Security deposits payable	11,366	10,063
Other liabilities and deferred credits	56,914	61,304
Total liabilities	1,827,582	1,830,071
Commitments and contingencies (Note 11)
EQUITY:
American Assets Trust, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 shares authorized, 61,402,515 and 61,390,936 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	614	614
Additional paid-in capital	1,484,916	1,479,870
Accumulated dividends in excess of net income	(374,975)	(331,086)
Accumulated other comprehensive (loss) income	(223)	1,419
Total American Assets Trust, Inc. stockholders’ equity	1,110,332	1,150,817
Noncontrolling interests	(71,748)	(59,612)
Total equity	1,038,584	1,091,205
TOTAL LIABILITIES AND EQUITY	$2,866,166	$2,921,276
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Rental income	$107,837	$102,222	$315,374	$306,243
Other property income	6,447	7,356	18,985	19,875
Total revenue	114,284	109,578	334,359	326,118
EXPENSES:
Rental expenses	33,605	31,768	97,094	91,746
Real estate taxes	9,545	11,529	31,282	33,179
General and administrative	8,659	9,500	26,354	27,662
Depreciation and amortization	33,029	32,014	98,052	95,290
Total operating expenses	84,838	84,811	252,782	247,877
Gain on sale of real estate	—	—	—	44,476
OPERATING INCOME	29,446	24,767	81,577	122,717
Interest expense, net	(19,971)	(19,773)	(59,609)	(58,337)
Other income, net	543	927	1,579	2,769
NET INCOME	10,018	5,921	23,547	67,149
Net income attributable to restricted shares	(233)	(207)	(704)	(616)
Net income attributable to unitholders in the Operating Partnership	(2,059)	(1,205)	(4,808)	(14,033)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, INC. STOCKHOLDERS	$7,726	$4,509	$18,035	$52,500

EARNINGS PER COMMON SHARE
Earnings per common share, basic	$0.13	$0.07	$0.30	$0.87
Weighted average shares of common stock outstanding - basic	60,715,491	60,546,480	60,705,574	60,541,335

Earnings per common share, diluted	$0.13	$0.07	$0.30	$0.87
Weighted average shares of common stock outstanding - diluted	76,897,028	76,728,017	76,887,111	76,722,872

DIVIDENDS DECLARED PER COMMON SHARE	$0.340	$0.340	$1.020	$1.020

COMPREHENSIVE INCOME
Net income	$10,018	$5,921	$23,547	$67,149
Other comprehensive loss - unrealized loss on swap derivatives during the period	(562)	(626)	(1,308)	(2,586)
Reclassification of amortization of forward-starting swaps included in interest expense	(258)	(258)	(773)	(774)
Comprehensive income	9,198	5,037	21,466	63,789
Comprehensive income attributable to non-controlling interests	(1,886)	(1,019)	(4,369)	(13,322)
Comprehensive income attributable to American Assets Trust, Inc.	$7,312	$4,018	$17,097	$50,467
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statement of Equity
(Unaudited)
(In Thousands, Except Share Data)

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2025	61,390,936	$614	$1,479,870	$(331,086)	$1,419	$(59,612)	$1,091,205
Net income	—	—	—	5,370	—	1,369	6,739
Dividends declared and paid	—	—	—	(20,873)	—	(5,502)	(26,375)
Stock-based compensation	—	—	1,682	—	—	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(217)	(59)	(276)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2026	61,390,936	$614	$1,481,552	$(346,589)	$998	$(63,858)	$1,072,717
Net income	—	—	—	5,410	—	1,380	6,790
Issuance of restricted stock	15,372	—	—	—	—	—	—
Forfeiture of restricted stock	(2,095)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,879)	—	(5,501)	(26,380)
Stock-based compensation	—	—	1,682	—	—	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(371)	(99)	(470)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(203)	(54)	(257)
Balance at June 30, 2026	61,404,213	$614	$1,483,234	$(362,058)	$424	$(68,132)	$1,054,082
Net income	—	—	—	7,959	—	2,059	10,018
Forfeiture of restricted stock	(1,698)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,876)	—	(5,502)	(26,378)
Stock-based compensation	—	—	1,682	—	—	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(444)	(118)	(562)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(203)	(55)	(258)
Balance at September 30, 2026	61,402,515	$614	$1,484,916	$(374,975)	$(223)	$(71,748)	$1,038,584

	American Assets Trust, Inc. Stockholders’ Equity					Noncontrolling Interests - Unitholders in the Operating Partnership	Total
	Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2024	61,138,238	$611	$1,474,869	$(304,339)	$4,760	$(51,580)	$1,124,321
Net income	—	—	—	42,738	—	11,369	54,107
Forfeiture of restricted stock	(3,508)	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(20,786)	—	(5,502)	(26,288)
Stock-based compensation	—	—	1,670	—	—	—	1,670
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(939)	(253)	(1,192)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at March 31, 2025	61,134,730	$611	$1,476,539	$(282,387)	$3,617	$(46,020)	$1,152,360
Net income	—	—	—	5,662	—	1,459	7,121
Issuance of restricted stock	17,812	1	—	—	—	—	1
Dividends declared and paid	—	—	—	(20,793)	—	(5,501)	(26,294)
Stock-based compensation	—	—	1,683	—	—	—	1,683
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(605)	(163)	(768)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(203)	(55)	(258)
Balance at June 30, 2025	61,152,542	$612	$1,478,222	$(297,518)	$2,809	$(50,280)	$1,133,845
Net income	—	—	—	4,716	—	1,205	5,921
Dividends declared and paid	—	—	—	(20,792)	—	(5,502)	(26,294)
Stock-based compensation	—	—	1,803	—	—	—	1,803
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(494)	(132)	(626)
Reclassification of amortization of forward-starting swaps included in interest expense	—	—	—	—	(204)	(54)	(258)
Balance at September 30, 2025	61,152,542	$612	$1,480,025	$(313,594)	$2,111	$(54,763)	$1,114,391

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$23,547	$67,149
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,614)	(3)
Depreciation and amortization	98,052	95,290
Amortization of debt issuance costs and debt discounts	2,346	2,173
Provision for uncollectible rental income	413	389
Gain on sale of real estate	—	(44,476)
Stock-based compensation expense	5,046	5,156
Other noncash interest expense, net	(773)	(774)
Other, net	(223)	2,066
Changes in operating assets and liabilities
Change in accounts receivable	202	465
Change in other assets	(2,740)	(2,184)
Change in accounts payable and accrued expenses	4,281	823
Change in security deposits payable	1,303	191
Change in other liabilities and deferred credits	967	280
Net cash provided by operating activities	129,807	126,545
INVESTING ACTIVITIES
Acquisition of real estate	—	(67,879)
Capital expenditures	(77,662)	(54,687)
Proceeds from sale of real estate, net of selling costs	—	117,784
Leasing commissions	(8,043)	(4,832)
Net cash used in investing activities	(85,705)	(9,614)
FINANCING ACTIVITIES
Repayment of unsecured term loan	—	(225,000)
Repayment of unsecured notes payable	—	(100,000)
Debt issuance costs	(4,718)	—
Dividends paid to common stock and unitholders	(79,133)	(78,876)
Net cash used in financing activities	(83,851)	(403,876)
Net decrease in cash and cash equivalents	(39,749)	(286,945)
Cash and cash equivalents, beginning of period	129,362	425,659
Cash and cash equivalents, end of period	$89,613	$138,714

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate, at cost
Operating real estate	$3,724,574	$3,694,203
Construction in progress	92,656	68,937
Held for development	487	487
	3,817,717	3,763,627
Accumulated depreciation	(1,213,965)	(1,144,259)
Net real estate	2,603,752	2,619,368
Cash and cash equivalents	89,613	129,362
Accounts receivable, net	6,920	7,407
Deferred rent receivables, net	84,771	84,642
Other assets, net	81,110	80,497
TOTAL ASSETS	$2,866,166	$2,921,276
LIABILITIES AND CAPITAL
LIABILITIES:
Secured notes payable, net	$74,917	$74,849
Unsecured notes payable, net	1,613,618	1,612,761
Accounts payable and accrued expenses	70,767	71,094
Security deposits payable	11,366	10,063
Other liabilities and deferred credits	56,914	61,304
Total liabilities	1,827,582	1,830,071
Commitments and contingencies (Note 11)
CAPITAL:
Limited partners' capital, 16,181,537 and 16,181,537 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	(72,219)	(60,522)
General partner's capital, 61,402,515 and 61,390,936 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,110,555	1,149,398
Accumulated other comprehensive income	248	2,329
Total capital	1,038,584	1,091,205
TOTAL LIABILITIES AND CAPITAL	$2,866,166	$2,921,276

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands, Except Shares and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Rental income	$107,837	$102,222	$315,374	$306,243
Other property income	6,447	7,356	18,985	19,875
Total revenue	114,284	109,578	334,359	326,118
EXPENSES:
Rental expenses	33,605	31,768	97,094	91,746
Real estate taxes	9,545	11,529	31,282	33,179
General and administrative	8,659	9,500	26,354	27,662
Depreciation and amortization	33,029	32,014	98,052	95,290
Total operating expenses	84,838	84,811	252,782	247,877
Gain on sale of real estate	—	—	—	44,476
OPERATING INCOME	29,446	24,767	81,577	122,717
Interest expense, net	(19,971)	(19,773)	(59,609)	(58,337)
Other income, net	543	927	1,579	2,769
NET INCOME	10,018	5,921	23,547	67,149
Net income attributable to restricted shares	(233)	(207)	(704)	(616)
NET INCOME ATTRIBUTABLE TO AMERICAN ASSETS TRUST, L.P.	$9,785	$5,714	$22,843	$66,533

EARNINGS PER UNIT - BASIC
Earnings per unit, basic	$0.13	$0.07	$0.30	$0.87
Weighted average units outstanding - basic	76,897,028	76,728,017	76,887,111	76,722,872

EARNINGS PER UNIT - DILUTED
Earnings per unit, diluted	$0.13	$0.07	$0.30	$0.87
Weighted average units outstanding - diluted	76,897,028	76,728,017	76,887,111	76,722,872

DISTRIBUTIONS PER UNIT	$0.340	$0.340	$1.020	$1.020

COMPREHENSIVE INCOME
Net income	$10,018	$5,921	$23,547	$67,149
Other comprehensive loss - unrealized loss on swap derivatives during the period	(562)	(626)	(1,308)	(2,586)
Reclassification of amortization of forward-starting swaps included in interest expense	(258)	(258)	(773)	(774)
Comprehensive income	9,198	5,037	21,466	63,789
Comprehensive income attributable to Limited Partners	(1,886)	(1,019)	(4,369)	(13,322)
Comprehensive income attributable to General Partner	$7,312	$4,018	$17,097	$50,467

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statement of Partners' Capital
(Unaudited)
(In Thousands, Except Unit Data)

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2025	16,181,537	$(60,522)	61,390,936	$1,149,398	$2,329	$1,091,205
Net income	—	1,369	—	5,370	—	6,739
Distributions	—	(5,502)	—	(20,873)	—	(26,375)
Stock-based compensation	—	—	—	1,682	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(276)	(276)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2026	16,181,537	$(64,655)	61,390,936	$1,135,577	$1,795	$1,072,717
Net income	—	1,380	—	5,410	—	6,790
Issuance of restricted units	—	—	15,372	—	—	—
Forfeiture of restricted units	—	—	(2,095)	—	—	—
Distributions	—	(5,501)	—	(20,879)	—	(26,380)
Stock-based compensation	—	—	—	1,682	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(470)	(470)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(257)	(257)
Balance at June 30, 2026	16,181,537	$(68,776)	61,404,213	$1,121,790	$1,068	$1,054,082
Net income	—	2,059	—	7,959	—	10,018
Forfeiture of restricted units	—	—	(1,698)	—	—	—
Distributions	—	(5,502)	—	(20,876)	—	(26,378)
Stock-based compensation	—	—	—	1,682	—	1,682
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(562)	(562)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at September 30, 2026	16,181,537	$(72,219)	61,402,515	$1,110,555	$248	$1,038,584

	Limited Partners' Capital (1)		General Partner's Capital (2)		Accumulated Other Comprehensive Income (Loss)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2024	16,181,537	$(53,385)	61,138,238	$1,171,141	$6,565	$1,124,321
Net income	—	11,369	—	42,738	—	54,107
Forfeiture of restricted units	—	—	(3,508)	—	—	—
Distributions	—	(5,502)	—	(20,786)	—	(26,288)
Stock-based compensation	—	—	—	1,670	—	1,670
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(1,192)	(1,192)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at March 31, 2025	16,181,537	$(47,518)	61,134,730	$1,194,763	$5,115	$1,152,360
Net income	—	1,459	—	5,662	—	7,121
Issuance of restricted units	—	—	17,812	1	—	1
Distributions	—	(5,501)	—	(20,793)	—	(26,294)
Stock-based compensation	—	—	—	1,683	—	1,683
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(768)	(768)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at June 30, 2025	16,181,537	$(51,560)	61,152,542	$1,181,316	$4,089	$1,133,845
Net income	—	1,205	—	4,716	—	5,921
Distributions	—	(5,502)	—	(20,792)	—	(26,294)
Stock-based compensation	—	—	—	1,803	—	1,803
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	(626)	(626)
Reclassification of amortization of forward starting swaps included in interest expense	—	—	—	—	(258)	(258)
Balance at September 30, 2025	16,181,537	$(55,857)	61,152,542	$1,167,043	$3,205	$1,114,391

(1) Consists of limited partnership interests held by third parties.
(2) Consists of general partnership interests held by American Assets Trust, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, L.P.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$23,547	$67,149
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent revenue and amortization of lease intangibles	(2,614)	(3)
Depreciation and amortization	98,052	95,290
Amortization of debt issuance costs and debt discounts	2,346	2,173
Provision for uncollectible rental income	413	389
Gain on sale of real estate	—	(44,476)
Stock-based compensation expense	5,046	5,156
Other noncash interest expense, net	(773)	(774)
Other, net	(223)	2,066
Changes in operating assets and liabilities
Change in accounts receivable	202	465
Change in other assets	(2,740)	(2,184)
Change in accounts payable and accrued expenses	4,281	823
Change in security deposits payable	1,303	191
Change in other liabilities and deferred credits	967	280
Net cash provided by operating activities	129,807	126,545
INVESTING ACTIVITIES
Acquisition of real estate	—	(67,879)
Capital expenditures	(77,662)	(54,687)
Proceeds from sale of real estate, net of selling costs	—	117,784
Leasing commissions	(8,043)	(4,832)
Net cash used in investing activities	(85,705)	(9,614)
FINANCING ACTIVITIES
Repayment of unsecured term loan	—	(225,000)
Repayment of unsecured notes payable	—	(100,000)
Debt issuance costs	(4,718)	—
Distributions	(79,133)	(78,876)
Net cash used in financing activities	(83,851)	(403,876)
Net decrease in cash and cash equivalents	(39,749)	(286,945)
Cash and cash equivalents, beginning of period	129,362	425,659
Cash and cash equivalents, end of period	$89,613	$138,714

The accompanying notes are an integral part of these consolidated financial statements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements
September 30, 2026
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
As of September 30, 2026, we owned or had a controlling interest in 31 office, retail, multifamily and mixed-use operating properties, the operations of which we consolidate. Additionally, as of September 30, 2026, we owned land at two of our properties that we classify as held for development and/or construction in progress. A summary of the properties owned by us is as follows:

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
September 30, 2026
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Total interest costs incurred	$59,609	$59,767
Interest capitalized	$—	$1,430
Interest expense, net	$59,609	$58,337
Cash paid for interest, net of amounts capitalized	$70,744	$72,664
Cash paid for income taxes	$698	$689
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for construction in progress	$15,044	$16,025
Accrued leasing commissions	$4,248	$4,367

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

 Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies during the nine months ended September 30, 2026.

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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, the impact of tenant bankruptcies, the status of collectability of current cash rents receivable, tenants' recent and historical financial and operating results, changes in our tenants' credit ratings, communications between our operating personnel and tenants, the extent of security deposits and letters of credit held with respect to tenants, and the ability of tenants to perform under the terms of their lease agreement. The allowance for doubtful accounts at September 30, 2026 and December 31, 2025 was approximately $0.8 million and $1.3 million, respectively.
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
September 30, 2026
(Unaudited)

NOTE 2. ACQUIRED IN-PLACE LEASES AND ABOVE/BELOW MARKET LEASES
The following summarizes our acquired lease intangibles and leasing costs, which are included in other assets and other liabilities and deferred credits, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
In-place leases	$47,184	$48,489
Accumulated amortization	(39,537)	(38,280)
Above market leases	432	432
Accumulated amortization	(432)	(429)
Acquired lease intangible assets, net	$7,647	$10,212
Below market leases	$37,275	$38,446
Accumulated accretion	(27,658)	(27,523)
Acquired lease intangible liabilities, net	$9,617	$10,923

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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2026, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation liability	$—	$3,677	$—	$3,677	$—	$3,380	$—	$3,380
Interest rate swap asset	$—	$703	$—	$703	$—	$2,011	$—	$2,011
 The fair value of our secured notes payable and unsecured senior guaranteed notes are sensitive to fluctuations in interest rates. Discounted cash flow analysis using observable market interest rates (Level 2) is generally used to estimate the fair value of our secured notes payable, using rates ranging from 6.4% to 8.3%.
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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured notes payable, net	$74,917	$74,549	$74,849	$74,728
Unsecured term loan, net	$99,223	$100,000	$99,869	$100,000
Unsecured senior guaranteed notes, net	$499,626	$480,406	$499,437	$483,339
Senior notes, net	$1,014,769	$936,704	$1,013,455	$989,549
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
The following is a summary of the terms of our outstanding interest rate swaps as of September 30, 2026 (dollars in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Fair Value
Bank of America, N.A.	$50,000	1/14/2022	1/5/2027	$352
Wells Fargo Bank, N.A.	$50,000	1/14/2022	1/5/2027	$351
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
September 30, 2026
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
NOTE 5. OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasing commissions, net of accumulated amortization of $58,918 and $56,094, respectively	$37,405	$36,223
Interest rate swap asset	703	2,011
Acquired above market leases, net	—	3
Acquired in-place leases, net	7,647	10,209
Lease incentives, net of accumulated amortization of $1,326 and $1,239, respectively	2,851	2,110
Other intangible assets, net of accumulated amortization of $2,574 and $2,361, respectively	1,236	1,489
Debt issuance costs on line of credit, net of accumulated amortization of $3,223 and $2,591, respectively	3,546	250
Right-of-use lease asset, net	15,107	17,246
Prepaid expenses and other	12,615	10,956
Total other assets, net	$81,110	$80,497

NOTE 6. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Acquired below market leases, net	$9,617	$10,923
Prepaid rent and deferred revenue	20,888	20,670
Deferred compensation	3,677	3,380
Deferred tax liability	638	638
Straight-line rent liability	5,485	6,880
Lease liability	16,577	18,774
Other liabilities	32	39
Total other liabilities and deferred credits, net	$56,914	$61,304
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

Debt of American Assets Trust, L.P.
Secured notes payable
The following table is a summary of our total secured notes payable outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

	Principal Balance as of		Stated Interest Rate	Stated Maturity Date
Description of Debt	September 30, 2026	December 31, 2025	as of September 30, 2026
City Center Bellevue (1)	$75,000	$75,000	5.08%	October 1, 2027
	75,000	75,000
Debt issuance costs, net of accumulated amortization of $791 and $723, respectively	(83)	(151)
Total Secured Notes Payable Outstanding	$74,917	$74,849

(1)Interest only.
The Operating Partnership has provided a carve-out guarantee on the mortgage at City Center Bellevue. Certain loans require the Operating Partnership to comply with various financial covenants. As of September 30, 2026, the Operating Partnership was in compliance with these financial covenants.

Unsecured notes payable
The following table is a summary of the Operating Partnership's total unsecured notes payable outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

Description of Debt	Principal Balance as of		Stated Interest Rate		Stated Maturity Date
	September 30, 2026	December 31, 2025	as of September 30, 2026
Term Loan A	$100,000	$100,000	Variable	(1)	April 1, 2030
Senior Guaranteed Notes, Series D	250,000	250,000	4.29%	(2)	March 1, 2027
Senior Guaranteed Notes, Series E	100,000	100,000	4.24%	(3)	May 23, 2029
Senior Guaranteed Notes, Series G	150,000	150,000	3.91%	(4)	July 30, 2030
3.375% Senior Notes	500,000	500,000	3.38%		February 1, 2031
6.150% Senior Notes	525,000	525,000	6.15%	(5)	October 1, 2034
	1,625,000	1,625,000
Debt discount and issuance costs, net of accumulated amortization of $10,366 and $8,720, respectively	(11,382)	(12,239)
Total Unsecured Notes Payable	$1,613,618	$1,612,761

(1)The Operating Partnership entered into two interest rate swap agreements that are intended to fix the interest rate associated with Term Loan A at approximately 2.65% through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. After January 5, 2027, interest will be accrued at a variable rate based on the applicable SOFR, plus a spread which ranges from 1.20%-1.70% based on our consolidated leverage ratio.
(2)The Operating Partnership entered into forward-starting interest rate swap contracts on March 29, 2016 and April 7, 2016, which were settled on January 18, 2017 at a gain of approximately $10.4 million. The forward-starting interest swap rate contracts were deemed to be highly effective cash flow hedges, accordingly, the effective interest rate is approximately 3.87% per annum.
(3)The Operating Partnership entered into a treasury lock contract on April 25, 2017, which was settled on May 11, 2017 at a gain of approximately $0.7 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 4.18% per annum.
(4)The Operating Partnership entered into a treasury lock contract on June 20, 2019, which was settled on July 17, 2019 at a gain of approximately $0.5 million. The treasury lock contract was deemed to be a highly effective cash flow hedge, accordingly, the effective interest rate is approximately 3.88% per annum.
(5)The Operating Partnership entered into treasury lock contracts on September 9, 2024 for $150 million and September 10, 2024 for an additional $150 million, which were both settled on September 10, 2024 at a combined loss of approximately $1.3 million. The treasury lock contracts were deemed to be highly effective cash flow hedges, accordingly, the effective interest rate is approximately 6.21% per annum.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
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
As of September 30, 2026, the Operating Partnership was in compliance with all then in-place 3.375% Senior Notes and 6.150% Senior Notes covenants.

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
The Note Purchase Agreements contain a number of customary financial covenants, including, without limitation, tangible net worth thresholds, secured and unsecured leverage ratios and fixed charge coverage ratios. As of September 30, 2026, the Operating Partnership was in compliance with all covenants under the Note Purchase Agreements.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
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

Credit Facility
On April 1, 2026, the Operating Partnership entered into the fourth amended and restated credit facility (the “Fourth Amended and Restated Credit Facility”), which amended and restated our then-existing credit facility. The Fourth Amended and Restated Credit Facility provides for aggregate, unsecured borrowings of up to $600 million, consisting of a revolving line of credit of $500 million (the “2026 Revolver Loan”) and a term loan of $100 million (the “2026 Term Loan A”). The 2026 Revolver Loan initially matures on April 1, 2030, subject to two, six-month extension options. The 2026 Term Loan A initially matures on April 1, 2030, subject to one, twelve-month extension option. As of September 30, 2026, the entirety of the principal amount of the 2026 Term Loan A was outstanding, there were no amounts outstanding under the 2026 Revolver Loan, and the Operating Partnership had incurred approximately $3.5 million of net debt issuance costs which are recorded in other assets, net on the consolidated balance sheet. For the nine months ended September 30, 2026, the weighted average interest rate on the 2026 Revolver Loan was 4.78%.
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
As of September 30, 2026, the Operating Partnership was in compliance with all in-place Fourth Amended and Restated Credit Facility covenants.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

NOTE 8. PARTNERS' CAPITAL OF AMERICAN ASSETS TRUST, L.P.
Noncontrolling interests in our Operating Partnership are interests in the Operating Partnership that are not owned by us. Noncontrolling interests consisted of 16,181,537 common units (the “noncontrolling common units”), and represented approximately 21.04% of the ownership interests in our Operating Partnership at September 30, 2026. Common units and shares of our common stock have essentially the same economic characteristics in that common units and shares of our common stock share equally in the total net income or loss distributions of our Operating Partnership. Investors who own common units have the right to cause our Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of our common stock, or, at our election, shares of our common stock on a one-for-one basis.
During the nine months ended September 30, 2026, no common units were converted into shares of our common stock.
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
The calculation of diluted EPU for the three months ended September 30, 2026 and 2025 does not include the weighted average of 687,928 and 606,062 unvested outstanding Operating Partnership units, respectively, and for the nine months ended September 30, 2026 and 2025 does not include the weighted average of 691,113 and 602,093 unvested outstanding Operating Partnership units, respectively, as these equity securities are either considered contingently issuable, or for which applicable performance conditions had not been achieved, or the effect of including these equity securities was anti-dilutive to income from continuing operations and net income attributable to the unitholders.
NOTE 9. EQUITY OF AMERICAN ASSETS TRUST, INC.
Stockholders' Equity
On December 3, 2021, we entered into an at-the-market (“ATM”) equity program with five sales agents pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. For the nine months ended September 30, 2026, no shares of common stock were sold through the ATM equity program.
We intend to use the net proceeds from the ATM equity program to fund our development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. As of September 30, 2026, we had the capacity to issue up to $250 million in shares of our common stock under our current ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. As of September 30, 2026, we have no obligation to sell the remaining shares available for sale under the ATM equity program.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

Dividends
The following table lists the dividends declared and paid on our shares of common stock and noncontrolling common units during the nine months ended September 30, 2026:

Period	Amount per Share/Unit	Period Covered	Dividend Paid Date
First Quarter 2026	$0.340	January 1, 2026 to March 31, 2026	March 19, 2026
Second Quarter 2026	$0.340	April 1, 2026 to June 30, 2026	June 18, 2026
Third Quarter 2026	$0.340	July 1, 2026 to September 30, 2026	September 17, 2026
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
The following table summarizes the activity of restricted stock awards during the nine months ended September 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	693,257	$16.58
Granted	15,372	23.42
Vested	(17,812)	20.21
Forfeited	(3,793)	15.96
Nonvested at September 30, 2026	687,024	$16.64
We recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.7 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and $5.0 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income. Unrecognized compensation expense was $4.8 million at September 30, 2026.

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

Earnings Per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating security is calculated according to dividends declared and participation rights in undistributed earnings. The weighted average unvested shares outstanding, which are considered participating securities, were 687,928 and 606,062 for the three months ended September 30, 2026 and 2025, respectively, and 691,113 and 602,093 for the nine months ended September 30, 2026 and 2025, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares as these unvested shares have nonforfeitable dividend equivalent rights.
Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. Diluted EPS also reflects the assumed exchange of Operating Partnership units held by noncontrolling interests for shares of common stock, with net income attributable to those unitholders added back to the numerator. For the three and nine months ended September 30, 2026 and 2025, diluted shares exclude incentive restricted stock awards that are considered contingently issuable and were either anti-dilutive or for which applicable performance conditions had not been achieved. Additionally, the unvested restricted stock awards subject to time vesting are anti-dilutive for all periods presented, and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NUMERATOR
Net income	$10,018	$5,921	$23,547	$67,149
Less: Net income attributable to restricted shares	(233)	(207)	(704)	(616)
Less: Net income attributable to unitholders in the Operating Partnership	(2,059)	(1,205)	(4,808)	(14,033)
Net income attributable to common stockholders—basic	$7,726	$4,509	$18,035	$52,500
Net income attributable to American Assets Trust, Inc. common stockholders—basic	$7,726	$4,509	$18,035	$52,500
Plus: Net income attributable to unitholders in the Operating Partnership	2,059	1,205	4,808	14,033
Net income attributable to common stockholders—diluted	$9,785	$5,714	$22,843	$66,533
DENOMINATOR
Weighted average common shares outstanding—basic	60,715,491	60,546,480	60,705,574	60,541,335
Effect of dilutive securities—conversion of Operating Partnership units	16,181,537	16,181,537	16,181,537	16,181,537
Weighted average common shares outstanding—diluted	76,897,028	76,728,017	76,887,111	76,722,872

Earnings per common share, basic	$0.13	$0.07	$0.30	$0.87
Earnings per common share, diluted	$0.13	$0.07	$0.30	$0.87

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
September 30, 2026
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
A deferred tax asset is included in our consolidated balance sheets of $1.0 million and $1.0 million, and a deferred tax liability is included in our consolidated balance sheets of $0.6 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively, in relation to real estate asset basis differences and prepaid expenses for our TRS.
Income tax expense is recorded in other income, net on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2026, we recorded income tax expense of $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2025, we recorded income tax expense of $0.2 million and $0.7 million, respectively.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

A wholly owned subsidiary of our Operating Partnership, WBW Hotel Lessee LLC, entered into a franchise license agreement with Embassy Suites Franchise LLC, the franchisor of the brand “Embassy Suites™,” to obtain the non-exclusive right to operate the hotel under the Embassy SuitesTM brand for 20 years. The franchise license agreement provides that WBW Hotel Lessee LLC must comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. In connection with this agreement, we are also subject to the terms of a product improvement plan pursuant to which we expect to undertake certain actions to ensure that our hotel's infrastructure is maintained in compliance with the franchisor's brand standards. In addition, we must pay to Embassy Suites Franchise LLC a monthly franchise royalty fee equal to 5.0% of the hotel's gross room revenue, as well as a monthly program fee equal to 4.0% of the hotel's gross room revenue. If the franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment, which could be as high as $7.8 million based on operating performance through September 30, 2026.
Concentrations of Credit Risk
Our properties are located in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, social, and health factors affecting the markets in which the tenants operate. Sixteen of our consolidated properties are located in Southern California, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. Tenants in the office industry accounted for 47.4% of total revenues for the nine months ended September 30, 2026. This makes us susceptible to demand for office rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the office industry. Furthermore, tenants in the retail industry accounted for 20.9% of total revenues for the nine months ended September 30, 2026. This makes us susceptible to demand for retail rental space and subject to the risks associated with an investment in real estate with a concentration of tenants in the retail industry. For the nine months ended September 30, 2026 and 2025, no tenant accounted for more than 10% of our total rental revenue.
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

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

As of September 30, 2026, minimum future rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our office and retail properties and the retail portion of our mixed-use property are as follows for the years ended December 31 (in thousands):

2026 (three months ending December 31, 2026)	$57,841
2027	263,462
2028	235,251
2029	178,775
2030	116,711
Thereafter	312,769
Total	$1,164,809

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
At The Landmark at One Market, we lease, as lessee, a building adjacent to The Landmark at One Market under an operating lease effective through June 30, 2031 (the “Annex Lease”), with no further extension options.
Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments.
As of September 30, 2026, current annual payments under the operating leases are as follows for the years ended December 31 (in thousands):

2026 (three months ending December 31, 2026)	$896
2027	3,637
2028	3,746
2029	3,859
2030	3,975
Thereafter	2,017
Total lease payments	18,130
Imputed interest	(1,553)
Present value of lease liability	$16,577

Lease costs under the operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$908	$956	$2,753	$2,775
Sublease income	(796)	(851)	(2,711)	(2,569)
Total lease cost (income)	$112	$105	$42	$206

Weighted-average remaining lease term - operating leases (in years)			4.8
Weighted-average discount rate - operating leases			3.68%

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

Supplemental cash flow information related to our operating leases are as follow (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,688	$2,636

Subleases
At The Landmark at One Market, we (as sublandlord) sublease the Annex Lease building under operating leases effective through June 30, 2031. The subleases contain extension options, subject to our ability to extend the Annex Lease, that can extend the subleases through December 31, 2039 at the fair rental value at the time the extension option is exercised.
NOTE 13. COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease rental income
Office	$52,747	$49,085	$151,475	$146,065
Retail	22,152	22,307	67,690	69,197
Multifamily	16,682	16,242	50,146	48,417
Mixed-use	3,301	3,326	10,320	9,888
Percentage rent	793	521	1,770	505
Hotel revenue	11,457	10,110	31,921	30,266
Other	705	631	2,052	1,905
Total rental income	$107,837	$102,222	$315,374	$306,243
Minimum rents include $0.8 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively, to recognize lease rental income on a straight-line basis. In addition, net amortization of above and below market leases included in lease rental income was $0.4 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.3 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The principal components of rental expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental operating	$15,754	$14,684	$45,095	$43,027
Hotel operating	8,374	7,467	24,346	22,301
Repairs and maintenance	6,359	6,426	18,234	17,319
Marketing	479	571	1,636	1,677
Rent	876	954	2,733	2,525
Hawaii excise tax	1,121	1,077	3,207	3,131
Management fees	642	589	1,843	1,766
Total rental expenses	$33,605	$31,768	$97,094	$91,746

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

NOTE 14. OTHER INCOME
The principal components of other income, net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and investment income	$727	$1,083	$1,982	$3,460
Income tax expense	(184)	(156)	(403)	(691)
Total other income	$543	$927	$1,579	$2,769

NOTE 15. RELATED PARTY TRANSACTIONS
At Torrey Point, the company leases space to American Assets, Inc. (“AAI”), an entity owned and controlled by Mr. Rady, our Executive Chairman, with an initial lease term of ten years at an average annual rental rate of $0.2 million. Rental revenue recognized on the lease of $0.2 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively, is included in rental income on the consolidated statements of comprehensive income.
On occasion, the company utilizes aircraft services provided by AAI Aviation, Inc. (“AAIA”), an entity owned and controlled by Mr. Rady. For the nine months ended September 30, 2026 and 2025, we incurred approximately $0.1 million and $0.1 million of expenses, respectively, related to aircraft services of AAIA or reimbursement to Mr. Rady (or his trust) for use of the aircraft owned by AAIA. These expenses are recorded as general and administrative expenses in our consolidated statements of comprehensive income.

The Waikiki Beach Walk entities have a 47.7% investment in WBW CHP LLC, an entity that was formed to, among other things, construct a chilled water plant to provide air conditioning to the property and other adjacent facilities. The operating expenses of WBW CHP LLC are recovered through reimbursements from its members, and reimbursements to WBW CHP LLC of $0.9 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively, are included in rental expenses on the consolidated statements of comprehensive income.
NOTE 16. SEGMENT REPORTING
For the three and nine months ended September 30, 2026, the chief operating decision maker (“CODM”) for the company was comprised of our President and Chief Executive Officer and our Chief Financial Officer.
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
September 30, 2026
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
The following table represents the significant segment expenses and operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Office
Property revenue	$55,288	$52,293	$158,370	$153,992
Rental expenses	12,582	11,813	36,017	33,091
Real estate taxes	5,201	5,380	14,052	15,415
Property expense	17,783	17,193	50,069	48,506
Segment profit	37,505	35,100	108,301	105,486
Total Retail
Property revenue	22,957	23,131	69,825	70,787
Rental expenses	3,301	3,422	10,296	10,964
Real estate taxes	1,484	3,102	7,863	8,899
Property expense	4,785	6,524	18,159	19,863
Segment profit	18,172	16,607	51,666	50,924
Total Multifamily
Property revenue	17,909	17,404	53,826	51,663
Rental expenses	6,499	6,490	18,401	17,741
Real estate taxes	1,772	1,981	6,147	5,714
Property expense	8,271	8,471	24,548	23,455
Segment profit	9,638	8,933	29,278	28,208
Total Mixed-Use
Property revenue	18,130	16,750	52,338	49,676
Rental expenses	11,223	10,043	32,380	29,950
Real estate taxes	1,088	1,066	3,220	3,151
Property expense	12,311	11,109	35,600	33,101
Segment profit	5,819	5,641	16,738	16,575
Total segments’ profit	$71,134	$66,281	$205,983	$201,193

American Assets Trust, Inc. and American Assets Trust, L.P.
Notes to Consolidated Financial Statements—(Continued)
September 30, 2026
(Unaudited)

The following table is a reconciliation of segment profit to net income attributable to stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segments’ profit	$71,134	$66,281	$205,983	$201,193
General and administrative	(8,659)	(9,500)	(26,354)	(27,662)
Depreciation and amortization	(33,029)	(32,014)	(98,052)	(95,290)
Interest expense, net	(19,971)	(19,773)	(59,609)	(58,337)
Gain on sale of real estate	—	—	—	44,476
Other income, net	543	927	1,579	2,769
Net income	10,018	5,921	23,547	67,149
Net income attributable to restricted shares	(233)	(207)	(704)	(616)
Net income attributable to unitholders in the Operating Partnership	(2,059)	(1,205)	(4,808)	(14,033)
Net income attributable to American Assets Trust, Inc. stockholders	$7,726	$4,509	$18,035	$52,500
The following table shows net real estate and secured note payable balances for each of the reportable segments (in thousands):

	September 30, 2026	December 31, 2025
Net Real Estate
Office	$1,592,419	$1,587,316
Retail	458,470	469,733
Multifamily	400,399	406,163
Mixed-Use	152,464	156,156
	$2,603,752	$2,619,368
Secured Notes Payable (1)
Office	$75,000	$75,000
	$75,000	$75,000
(1)Excludes unamortized debt issuance costs of $0.1 million and $0.2 million for each of the periods ended September 30, 2026 and December 31, 2025, respectively.
Capital expenditures for each segment for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital Expenditures (1)
Office	$30,824	$13,185	$73,262	$47,354
Retail	2,445	4,500	4,484	7,146
Multifamily	2,378	1,110	6,813	3,072
Mixed-Use	382	438	1,146	1,947
	$36,029	$19,233	$85,705	$59,519

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
We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and develops high quality retail, office, multifamily and mixed-use properties in attractive, high-barrier-to-entry markets in Southern California, Northern California, Washington, Oregon, Texas and Hawaii. As of September 30, 2026, our portfolio was comprised of twelve office properties; eleven retail shopping centers; a mixed-use property consisting of a 369-room all-suite hotel and a retail shopping center; and seven multifamily properties. Additionally, as of September 30, 2026, we owned land at two of our properties that we classified as held for development and/or construction in progress. Our core markets include San Diego, California; the San Francisco Bay Area, California; Bellevue, Washington; Portland, Oregon and Oahu, Hawaii. We are a Maryland corporation formed on July 16, 2010 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Ernest S. Rady or his affiliates, including the Ernest Rady Trust U/D/T March 13, 1983, or the Rady Trust, and did not have any operating activity until the consummation of our initial public offering on January 19, 2011. Our Company, as the sole general partner of our Operating Partnership, has control of our Operating Partnership and owned 78.96% of our Operating Partnership as of September 30, 2026. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.
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

Below is a summary of our same-store and redevelopment same-store composition for the three and nine months ended September 30, 2026 and 2025. One Beach Street is classified as a same-store property when compared to the designation for the three and nine months ended September 30, 2025, as this property was placed into service on August 1, 2024. Genesee Park is classified as a same-store property when compared to the designation for the three months ended September 30, 2025 and a non-same-store property when compared to the designation for the nine months ended September 30, 2025 as it was acquired on February 28, 2025. La Jolla Commons III is classified as a same-store property when compared to the designation for the three months ended September 30, 2025 and a non-same-store property when compared to the designation for the nine months ended September 30, 2025, as it was placed into service on April 1, 2025. La Jolla Commons III is a part of the La Jolla Commons office project, and not a stand-alone property.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Same-Store	31	29	30	29
Non-Same-Store	—	2	1	2
Total Properties	31	31	31	31

Total Development Properties	2	2	2	2

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

During the three months ended September 30, 2026, we signed 20 office leases for a total of 123,517 square feet of office space including 47,183 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 2.1% and 8.2%, respectively. New office leases for comparable spaces were signed for 3,196 square feet at an average rental rate increase on a cash and GAAP basis of 0.9% and 2.4%, respectively. Renewals for comparable office spaces were signed for 43,987 square feet at an average rental rate increase on a cash and GAAP basis of 2.2% and 8.7%, respectively. There were no new tenant improvements, or incentives on office space for comparable new leases during the three months ended September 30, 2026.

During the three months ended September 30, 2026, we signed 23 retail leases for a total of 108,344 square feet of retail space including 94,158 square feet of comparable space leases (leases for which there was a prior tenant), at an average rental rate increase on a cash and GAAP basis of 7.4% and 16.8%, respectively. New retail leases for comparable spaces were signed for 9,152 square feet at an average rental rate increase on a cash and GAAP basis of 7.2% and 57.5%, respectively. Renewals for comparable retail spaces were signed for 85,006 square feet at an average rental rate increase on a cash and GAAP basis of 7.4% and 9.7%, respectively. Tenant improvements and incentives were $54.05 per square foot of retail space for comparable new leases for the three months ended September 30, 2026, mainly due to new tenant leases at Lomas Santa Fe Plaza and Geary Marketplace.

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

We capitalized external and internal costs related to new development, redevelopment, expansion and repositioning activities combined of $13.6 million and $5.4 million for the three months ended September 30, 2026 and 2025, respectively, and $36.8 million and $16.0 million for the nine months ended September 30, 2026 and 2025, respectively.

We capitalized external and internal costs related to other property improvements combined of $9.1 million and $15.6 million for the three months ended September 30, 2026 and 2025, respectively, and $37.7 million and $40.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use as noted above. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, however, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period. Because the development of La Jolla Commons III is now complete and the building, inclusive of the land, was placed into service as of April 1, 2025, there were no capitalized interest costs related to development activities after the three months ended March 31, 2025. We capitalized interest costs related to development activities of $1.4 million for the nine months ended September 30, 2025.
Results of Operations
For our discussion of results of operations, we have provided information on a total portfolio and same-store basis.
Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
The following summarizes our consolidated results of operations for the three months ended September 30, 2026 compared to our consolidated results of operations for the three months ended September 30, 2025. As of September 30, 2026 and September 30, 2025 our operating portfolio was comprised of 31 office, retail, multifamily and mixed-use properties with an aggregate of approximately 6.8 million rentable square feet of office and retail space, including the retail portion of our mixed-use property, 2,302 residential units (including 120 RV spaces) and a 369-room hotel. Additionally, as of September 30, 2026 and September 30, 2025, we owned land at two of our properties that we classified as held for development and/or construction in progress.

The following table sets forth selected data from our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Change	%
	2026	2025
Revenues
Rental income	$107,837	$102,222	$5,615	5%
Other property income	6,447	7,356	(909)	(12)
Total property revenues	114,284	109,578	4,706	4
Expenses
Rental expenses	33,605	31,768	1,837	6
Real estate taxes	9,545	11,529	(1,984)	(17)
Total property expenses	43,150	43,297	(147)	—
Total property operating income	71,134	66,281	4,853	7
General and administrative	(8,659)	(9,500)	841	(9)
Depreciation and amortization	(33,029)	(32,014)	(1,015)	3
Interest expense, net	(19,971)	(19,773)	(198)	1
Other income, net	543	927	(384)	(41)
Net income	10,018	5,921	4,097	69
Net income attributable to restricted shares	(233)	(207)	(26)	13
Net income attributable to unitholders in the Operating Partnership	(2,059)	(1,205)	(854)	71
Net income attributable to American Assets Trust, Inc. stockholders	$7,726	$4,509	$3,217	71%
Revenue
Total property revenues. Total property revenue consists of rental income and other property income. Total property revenue increased $4.7 million, or 4%, to $114.3 million for the three months ended September 30, 2026 compared to $109.6 million for the three months ended September 30, 2025. The percentage leased was as follows for each segment as of September 30, 2026 and 2025:

	Percentage Leased(1)
	September 30,
	2026	2025
Office	85.8%	81.9%
Retail	98.3%	97.9%
Multifamily	92.4%	89.7%
Mixed-Use (2)	93.7%	95.0%

(1)The percentage leased for our retail and office segments and the retail portion of our mixed-use segment includes the square footage under lease, including leases which may not have commenced as of September 30, 2026 or 2025, as applicable. Percentage leased for our multifamily properties includes total units leased and occupied as of the applicable date.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental income. Rental income includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental income increased $5.6 million, or 5%, to $107.8 million for the three months ended September 30, 2026 compared to $102.2 million for the three months ended September 30, 2025. Rental income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$53,330	$49,423	$3,907	8	$53,330	$49,424	$3,906	8
Retail	22,718	22,867	(149)	(1)	22,718	22,863	(145)	(1)
Multifamily	16,775	16,317	458	3	16,775	16,317	458	3
Mixed-Use	15,014	13,615	1,399	10	15,014	13,615	1,399	10
	$107,837	$102,222	$5,615	5%	$107,837	$102,219	$5,618	5%
(1)For this table and tables following, the same-store portfolio excludes land held for development (office).
Office rental income increased $3.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to new tenant leases at La Jolla Commons III, City Center Bellevue, Lloyd Portfolio and One Beach Street, and the collection of previously reserved receivables at Coastal Collection at Torrey Reserve.
Retail rental income decreased $0.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to a decrease in cost recoveries of $0.7 million primarily due to prior year tax refunds received at Waikele Center that were passed back to tenants. These decreases were partially offset by increases related to new tenant leases at Alamo Quarry Market, Lomas Santa Fe Plaza and Gateway Marketplace.
Multifamily rental income increased $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an overall increase in average monthly base rent in overall occupancy. Average monthly base rent and occupancy was $2,753 and 91.8%, for the three months ended September 30, 2026, respectively, compared to $2,693 and 89.9%, for the three months ended September 30, 2025, respectively.
Total mixed-use rental income increased $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase at the hotel portion of our mixed-use property due to an increase in average occupancy and revenue per available room to 88.5% and $337 for the three months ended September 30, 2026, respectively, compared to 78.3% and $298 for the three months ended September 30, 2025, respectively.
Other property income. Other property income decreased $0.9 million, or 12%, to $6.4 million for the three months ended September 30, 2026 compared to $7.4 million for the three months ended September 30, 2025. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$1,958	$2,870	$(912)	(32)	$1,947	$2,861	$(914)	(32)
Retail	239	264	(25)	(9)	239	260	(21)	(8)
Multifamily	1,134	1,087	47	4	1,134	1,087	47	4
Mixed-Use	3,116	3,135	(19)	(1)	3,116	3,135	(19)	(1)
	$6,447	$7,356	$(909)	(12)%	$6,436	$7,343	$(907)	(12)%
Office other property income decreased $0.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to lease termination fees received at 14Acres during 2025, partially offset by an increase in parking garage income.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses decreased $0.1 million, to $43.2 million for the three months ended September 30, 2026 compared to $43.3 million for the three months ended September 30, 2025.

Rental Expenses. Rental expenses increased $1.8 million, or 6%, to $33.6 million for the three months ended September 30, 2026 compared to $31.8 million for the three months ended September 30, 2025. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$12,582	$11,813	$769	7	$12,517	$11,734	$783	7
Retail	3,301	3,422	(121)	(4)	3,301	3,414	(113)	(3)
Multifamily	6,499	6,490	9	—	6,499	6,490	9	—
Mixed-Use	11,223	10,043	1,180	12	11,223	10,043	1,180	12
	$33,605	$31,768	$1,837	6%	$33,540	$31,681	$1,859	6%
Office rental expense increased $0.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in facilities services expense, parking garage expense and utilities expense.
Retail rental expense decreased $0.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a decrease in insurance expense, marketing expense and repairs and maintenance expense.
Mixed-use rental expense increased $1.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in room-related expenses and excise tax at the hotel portion of our mixed-use property and an increase in facilities service expense and repairs and maintenance expense at the retail portion of our mixed-use property.
Real Estate Taxes. Real estate taxes decreased $2.0 million, or 17%, to $9.5 million for the three months ended September 30, 2026 compared to $11.5 million for the three months ended September 30, 2025. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$5,201	$5,380	$(179)	(3)	$5,168	$5,330	$(162)	(3)
Retail	1,484	3,102	(1,618)	(52)	1,484	3,102	(1,618)	(52)
Multifamily	1,772	1,981	(209)	(11)	1,772	1,980	(208)	(11)
Mixed-Use	1,088	1,066	22	2	1,088	1,066	22	2
	$9,545	$11,529	$(1,984)	(17)%	$9,512	$11,478	$(1,966)	(17)%
Office real estate taxes decreased $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to real estate tax refunds received at La Jolla Commons and lower property tax assessments at First & Main.
Retail real estate taxes decreased $1.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to real estate tax refunds received at Waikele Center.
Multifamily real estate taxes decreased $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to real estate tax refunds received at Pacific Ridge and Hassalo on Eighth - Multifamily, partially offset by an increase in supplemental real estate taxes at Genesee Park.

Property Operating Income
Property operating income increased $4.9 million to $71.1 million for the three months ended September 30, 2026, compared to $66.3 million for the three months ended September 30, 2025. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Three Months Ended September 30,		Change	%	Three Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$37,505	$35,100	$2,405	7	$37,592	$35,221	$2,371	7
Retail	18,172	16,607	1,565	9	18,172	16,607	1,565	9
Multifamily	9,638	8,933	705	8	9,638	8,934	704	8
Mixed-Use	5,819	5,641	178	3	5,819	5,641	178	3
	$71,134	$66,281	$4,853	7%	$71,221	$66,403	$4,818	7%
Office operating income increased $2.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to new tenant leases at La Jolla Commons III, City Center Bellevue, Lloyd Portfolio and One Beach Street, the collection of previously reserved receivables at Coastal Collection at Torrey Reserve, lower real estate taxes from refunds at La Jolla Commons and lower property tax assessments at First & Main. These increases were offset by lease termination fees received at 14Acres in 2025 and higher facilities service expense, parking garage expense and utilities expense.
Retail operating income increased $1.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to new tenant leases at Alamo Quarry Market, Lomas Santa Fe Plaza and Gateway Marketplace, real estate tax refunds received at Waikele Center and lower insurance expense, marketing expense, and repairs and maintenance expense.
Multifamily operating income increased $0.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in rental income due to higher average monthly base rent and occupancy of $2,753 and 91.8%, respectively, for the three months ended September 30, 2026 compared to $2,693 and 89.9%, respectively, for the three months ended September 30, 2025. Additionally, the increase was also due to real estate tax refunds at Pacific Ridge and Hassalo on Eighth – Multifamily. These increases were partially offset by higher supplemental real estate taxes at Genesee Park.
Total mixed-use operating income increased $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to higher revenue at the hotel portion driven by higher occupancy and room rates. Hotel average occupancy and revenue per available room were 88.5% and $337, respectively, for the three months ended September 30, 2026 compared to 78.3% and $298, respectively, for the three months ended September 30, 2025. These increases were partially offset by higher room-related expenses and excise taxes at the hotel portion of the property and higher facilities services and repairs and maintenance expenses at the retail portion of the property.
Other
General and Administrative. General and administrative expenses decreased $0.8 million, or 9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was primarily due to lower corporate legal expenses, consulting fees and employee-related costs including, without limitation, with respect to base pay and benefits for certain salaried and hourly workers.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily due to an increase in new tenant improvements and building improvements assets placed into service, partially offset by a decrease related to leases-in-place at Genesee Park, which fully amortized within a year of acquisition.
Interest Expense, net. Interest expense increased $0.2 million, or 1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily due to the amortization of the new loan fees associated with the Fourth Amended and Restated Credit Facility entered into on April 1, 2026.
Other Income, net. Other income, net decreased $0.4 million, or 41%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was primarily due to lower interest and investment income attributed to a decrease in yield on our average cash balance during the period.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following summarizes our consolidated results of operations for the nine months ended September 30, 2026 compared to our consolidated results of operations for the nine months ended September 30, 2025.
The following table sets forth selected data from our unaudited consolidated statements of income for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,		Change	%
	2026	2025
Revenues
Rental income	$315,374	$306,243	$9,131	3%
Other property income	18,985	19,875	(890)	(4)
Total property revenues	334,359	326,118	8,241	3
Expenses
Rental expenses	97,094	91,746	5,348	6
Real estate taxes	31,282	33,179	(1,897)	(6)
Total property expenses	128,376	124,925	3,451	3
Total property operating income	205,983	201,193	4,790	2
General and administrative	(26,354)	(27,662)	1,308	(5)
Depreciation and amortization	(98,052)	(95,290)	(2,762)	3
Interest expense, net	(59,609)	(58,337)	(1,272)	2
Gain on sale of real estate	—	44,476	(44,476)	(100)
Other income, net	1,579	2,769	(1,190)	(43)
Net income	23,547	67,149	(43,602)	(65)
Net income attributable to restricted shares	(704)	(616)	(88)	14
Net income attributable to unitholders in the Operating Partnership	(4,808)	(14,033)	9,225	(66)
Net income attributable to American Assets Trust, Inc. stockholders	$18,035	$52,500	$(34,465)	(66)%
Revenue
Total property revenues. Total property revenue consists of rental income and other property income. Total property revenue increased $8.2 million, or 3%, to $334.4 million for the nine months ended September 30, 2026 compared to $326.1 million for the nine months ended September 30, 2025. The percentage leased was as follows for each segment as of September 30, 2026 and 2025:

	Percentage Leased(1)
	September 30,
	2026	2025
Office	85.8%	81.9%
Retail	98.3%	97.9%
Multifamily	92.4%	89.7%
Mixed-Use (2)	93.7%	95.0%

(1)The percentage leased for our retail and office segments and the retail portion of our mixed-use segment includes the square footage under lease, including leases which may not have commenced as of September 30, 2026 or 2025, as applicable. Percentage leased for our multifamily properties includes total units leased and occupied as of the applicable date.
(2)Includes the retail portion of the mixed-use property only.

The increase in total property revenue was attributable primarily to the factors discussed below.
Rental income. Rental income includes minimum base rent, cost reimbursements, percentage rents and other rents. Rental income increased $9.1 million, or 3%, to $315.4 million for the nine months ended September 30, 2026 compared to $306.2 million for the nine months ended September 30, 2025. Rental income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio(1)
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$152,966	$147,059	$5,907	4	$148,432	$146,498	$1,934	1
Retail	69,049	69,861	(812)	(1)	69,062	68,242	820	1
Multifamily	50,468	48,681	1,787	4	46,570	46,009	561	1
Mixed-Use	42,891	40,642	2,249	6	42,891	40,642	2,249	6
	$315,374	$306,243	$9,131	3%	$306,955	$301,391	$5,564	2%

(1)For this table and the tables following, the same-store portfolio excludes: (i) Del Monte Center (retail), which was sold on February 25, 2025; (ii) Genesee Park (multifamily), which was acquired on February 28, 2025, (iii) La Jolla Commons III (office), which was placed into service on April 1, 2025 and (iv) land held for development (office).
Office rental income increased $5.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to new tenant leases commencing at La Jolla Commons III. Same-store rental income increased $1.9 million primarily due to new leases at City Center Bellevue, Timber Ridge, Lloyd Portfolio and One Beach Street. These increases were partially offset by vacancies at 14Acres and First & Main and reassessment of straight-line rent as a tenant relocated from La Jolla Commons I to La Jolla Commons III.
Retail rental income decreased $0.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the sale of Del Monte Center on February 25, 2025. Same-store retail rental income increased $0.8 million primarily due to new tenant leases and scheduled rent increases at Alamo Quarry Market, Lomas Santa Fe Plaza, Gateway Marketplace and Carmel Country Plaza. These increases were partially offset by a decrease in cost recoveries of $0.5 million, mainly due to prior year tax refunds received at Waikele Center that were passed back to tenants.
Multifamily rental income increased $1.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the acquisition of Genesee Park. Same-store multifamily rental income increased $0.6 million due to an increase in average monthly base rent and occupancy, which was $2,818 and 90.4% for the nine months ended September 30, 2026 compared to $2,771 and 89.6% for the nine months ended September 30, 2025.
Mixed-use rental income increased $2.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase at the hotel portion of our mixed-use property due to an increase in average occupancy and revenue per available room to 90.3% and $317 for the nine months ended September 30, 2026, respectively, compared to 82.9% and $300 for the nine months ended September 30, 2025, respectively. Additionally, there was an increase at the retail portion of our mixed-use property due to collections of previously reserved bad debt and increase in percentage rent revenue.
Other property income. Other property income decreased $0.9 million, or 4% , to $19.0 million for the nine months ended September 30, 2026 compared to $19.9 million for the nine months ended September 30, 2025. Other property income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$5,404	$6,933	$(1,529)	(22)	$5,270	$6,887	$(1,617)	(23)
Retail	776	926	(150)	(16)	745	930	(185)	(20)
Multifamily	3,358	2,982	376	13	3,322	2,959	363	12
Mixed-Use	9,447	9,034	413	5	9,447	9,034	413	5
	$18,985	$19,875	$(890)	(4)%	$18,784	$19,810	$(1,026)	(5)%

Office other property income decreased $1.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to lease termination fees received at 14Acres and Timber Ridge and lease settlement income received at City Center Bellevue during 2025, which were partially offset by an increase in parking garage income at La Jolla Commons and Lloyd Portfolio.
Retail other property income decreased $0.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to lease termination fees received at Alamo Quarry Market during 2025.
Multifamily other property income increased $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in parking income and other operating income at Hassalo on Eighth - Multifamily.
Total mixed-use other property income increased $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in room-related other income driven by higher occupancy at the hotel portion of our mixed-use property, partially offset by lease settlement income received at the retail portion of our mixed-use property during 2025.
Property Expenses
Total Property Expenses. Total property expenses consist of rental expenses and real estate taxes. Total property expenses increased by $3.5 million to $128.4 million for the nine months ended September 30, 2026, compared to $124.9 million for the nine months ended September 30, 2025. This increase in total property expenses was attributable primarily to the factors discussed below.
Rental Expenses. Rental expenses increased $5.3 million, or 6%, to $97.1 million for the nine months ended September 30, 2026, compared to $91.7 million for the nine months ended September 30, 2025. Rental expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$36,017	$33,091	$2,926	9	$34,100	$31,391	$2,709	9
Retail	10,296	10,964	(668)	(6)	10,296	10,140	156	2
Multifamily	18,401	17,741	660	4	16,788	16,459	329	2
Mixed-Use	32,380	29,950	2,430	8	32,380	29,950	2,430	8
	$97,094	$91,746	$5,348	6%	$93,564	$87,940	$5,624	6%
Office rental expenses increased $2.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a $2.7 million increase in same-store office rental expenses due to higher utilities, facilities services, and repairs and maintenance expenses, as well as increased expenses at La Jolla Commons Tower III related to new operations and amenities.
Retail rental expenses decreased $0.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the sale of Del Monte Center in the first quarter of 2025. Same-store retail rental expenses increased $0.2 million due to an increase in utilities expense, facilities service expense and marketing expense.
Multifamily rental expenses increased $0.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a $0.3 million increase in same-store multifamily rental expenses due to higher repairs and maintenance expense and security expense at Pacific Ridge Apartments, Loma Palisades and Hassalo on Eighth - Multifamily, as well as increased expenses at Genesee Park, which was acquired during the first quarter of 2025.
Total mixed-use rental expenses increased $2.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in room-related expenses and excise tax at the hotel portion of our mixed-use property and an increase in personnel expense and repairs and maintenance expense at the retail portion of our mixed-use property.

Real Estate Taxes. Real estate tax expense decreased $1.9 million, or 6%, to $31.3 million for the nine months ended September 30, 2026, compared to $33.2 million for the nine months ended September 30, 2025. Real estate tax expense by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$14,052	$15,415	$(1,363)	(9)	$12,812	$14,328	$(1,516)	(11)
Retail	7,863	8,899	(1,036)	(12)	7,843	8,981	(1,138)	(13)
Multifamily	6,147	5,714	433	8	5,441	5,519	(78)	(1)
Mixed-Use	3,220	3,151	69	2	3,220	3,151	69	2
	$31,282	$33,179	$(1,897)	(6)%	$29,316	$31,979	$(2,663)	(8)%
Office real estate taxes decreased $1.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to real estate tax refunds received at La Jolla Commons and Lloyd Portfolio, partially offset by an increase in tax consultant fees and an increase in real estate taxes at La Jolla Commons III due to the fact that we ceased capitalization of real estate taxes when the building was placed into service on April 1, 2025.
Retail real estate taxes decreased $1.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to real estate tax refunds received at Waikele Center, partially offset by an increase in property tax assessments at Alamo Quarry Market.
Multifamily real estate taxes increased $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the acquisition of Genesee Park and an increase in property tax assessments at Pacific Ridge Apartments. These increases were partially offset by real estate tax refunds received at Hassalo on Eighth - Multifamily.
Mixed-use real estate taxes increased $0.1 million primarily due to an increase in property tax assessments.
Property Operating Income
Property operating income increased $4.8 million, or 2%, to $206.0 million for the nine months ended September 30, 2026, compared to $201.2 million for the nine months ended September 30, 2025. Property operating income by segment was as follows (dollars in thousands):

	Total Portfolio				Same-Store Portfolio
	Nine Months Ended September 30,		Change	%	Nine Months Ended September 30,		Change	%
	2026	2025			2026	2025
Office	$108,301	$105,486	$2,815	3	$106,790	$107,666	$(876)	(1)
Retail	51,666	50,924	742	1	51,668	50,051	1,617	3
Multifamily	29,278	28,208	1,070	4	27,663	26,990	673	2
Mixed-Use	16,738	16,575	163	1	16,738	16,575	163	1
	$205,983	$201,193	$4,790	2%	$202,859	$201,282	$1,577	1%
Office operating income increased $2.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to new tenant leases at La Jolla Commons III, City Center Bellevue, Timber Ridge, Lloyd Portfolio and One Beach Street, and real estate tax refunds received at La Jolla Commons and Lloyd Portfolio. These increases were partially offset by lease termination fees received at 14 Acres during 2025, higher rental expenses from new operations and amenities at La Jolla Commons III, higher utilities expense, facilities services expense and repairs and maintenance expense and vacancies at 14Acres and First & Main.
Retail operating income increased $0.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to real estate tax refunds received at Waikele Center, new tenant leases and scheduled rent increases at Alamo Quarry Market, Lomas Santa Fe Plaza, Gateway Marketplace and Carmel Country Plaza. These increases were partially offset by lease termination fees received at Alamo Quarry Market during 2025, an increase in utilities expense, facilities service expense and marketing expense, and due to the sale of Del Monte Center on February 25, 2025.

Multifamily operating income increased $1.1 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher revenue from the acquisition of Genesee Park and higher same-store revenue from an increase in average monthly base rent and occupancy. Average monthly base rent and occupancy were $2,818 and 90.4%, respectively, for the nine months ended September 30, 2026 compared to $2,771 and 89.6%, respectively, for the nine months ended September 30, 2025. These increases were partially offset by an increase in rental expenses due to higher repairs and maintenance expense and security expense.
Mixed-use operating income increased $0.2 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase at the hotel portion of our mixed-use property due to an increase in average occupancy and revenue per available room to 90.3% and $317, respectively, for the nine months ended September 30, 2026, compared to 82.9% and $300, respectively, for the nine months ended September 30, 2025. This increase was partially offset by an increase in room-related expenses and excise tax at the hotel portion of our mixed-use property.
Other
General and Administrative. General and administrative expenses decreased $1.3 million, or 5%, to $26.4 million for the nine months ended September 30, 2026, compared to $27.7 million for the nine months ended September 30, 2025. This decrease was primarily due to lower corporate legal expenses, consulting fees and employee-related costs, including, without limitation, with respect to base pay and benefits for certain salaried and hourly workers.
Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million, or 3%, to $98.1 million for the nine months ended September 30, 2026, compared to $95.3 million for the nine months ended September 30, 2025. This increase was primarily due to $1.9 million related to La Jolla Commons III assets which were placed into service on April 1, 2025. This increase was also related to new tenant improvements and building improvement assets placed into service, partially offset by a decrease related to leases-in-place at Genesee Park, which fully amortized within a year of acquisition.
Interest Expense, net. Interest expense increased $1.3 million, or 2%, to $59.6 million for the nine months ended September 30, 2026 compared to $58.3 million for the nine months ended September 30, 2025. This increase was primarily due to the amortization of the new loan fees associated with the Fourth Amended and Restated Credit Facility entered into on April 1, 2026 and a decrease in capitalized interest related to La Jolla Commons III being placed into service on April 1, 2025. This increase was partially offset by a decrease in interest expense related to the maturity and repayment of our Series C Notes on February 3, 2025.
Gain on sale of real estate. Gain on sale of real estate of $44.5 million during the prior year period relates to our sale of Del Monte Center on February 25, 2025.
Other Income, net. Other income, net decreased $1.2 million, or 43%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease was primarily due to lower interest and investment income attributed to a decrease in yield on our average cash balance during the period, partially offset by lower income tax expense.
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

As of September 30, 2026, the company owned an approximate 78.96% partnership interest in the Operating Partnership. The remaining approximately 21.04% are owned by non-affiliated investors and certain of the company's directors and executive officers. As the sole general partner of the Operating Partnership, American Assets Trust, Inc. has the full, exclusive and complete authority and control over the Operating Partnership’s day-to-day management and business, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies. The company causes the Operating Partnership to distribute such portion of its available cash as the company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

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

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the company and, in turn, for the company to make its dividend payments to its stockholders. As of September 30, 2026, the company has determined that it has adequate working capital to meet its dividend funding obligations for the next 12 months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the company, which would in turn, adversely affect the company’s ability to pay cash dividends to its stockholders.

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
On December 3, 2021, the company entered into a new ATM equity program with five sales agents in which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $250 million. The sales of shares of our common stock made through the ATM equity program, as amended, are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We intend to use the net proceeds to fund development or redevelopment activities, repay amounts outstanding from time to time under our revolving line of credit or other debt financing obligations, fund potential acquisition opportunities and/or for general corporate purposes. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. For the nine months ended September 30, 2026, no shares of common stock were sold through the ATM equity program. We have no obligation to sell the remaining shares available for sale under the ATM equity program.
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
Due to the nature of our business, we typically generate significant amounts of cash from operations. The cash generated from operations is used for the payment of operating expenses, capital expenditures, debt service and dividends to American Assets Trust, Inc.'s stockholders and our unitholders. As a REIT, American Assets Trust, Inc. must generally make annual distributions to its stockholders of at least 90% of its net taxable income. As of September 30, 2026, we held $89.6 million in cash and cash equivalents.
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

Our overall capital requirements for the remainder of 2026 and for the nine months ending September 30, 2027 will depend upon acquisition opportunities and the level of improvements and redevelopments on existing properties. Our capital investments will be funded on a short-term basis with, among other sources of capital, cash on hand, cash flow from operations and/or our revolving line of credit. On a long-term basis, our capital investments may be funded with additional long-term debt, including, without limitation, mortgage debt and unsecured notes. Our ability to incur additional debt will be dependent on a number of factors, including, without limitation, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our capital investments may also be funded by issuing additional equity including, without limitation, shares issued by American Assets Trust, Inc. under its ATM equity program or through an underwritten public offering. Although there is no intent at this time, if market conditions deteriorate or fail to improve, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
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
Cash Flows
Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025
Cash and cash equivalents were $89.6 million and $138.7 million at September 30, 2026 and 2025, respectively.
Net cash provided by operating activities increased $3.3 million to $129.8 million for the nine months ended September 30, 2026 compared to $126.5 million for the nine months ended September 30, 2025. The increase in cash from operations was primarily due to an increase in rental revenue and changes in operating assets and liabilities.
Net cash used in investing activities increased $76.1 million to $85.7 million for the nine months ended September 30, 2026 compared to cash used in investing activities of $9.6 million for the nine months ended September 30, 2025. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to new tenant improvement projects, leasing commissions and building renovation and repositioning capital projects. The cash used in investing activities during 2025 was primarily due to the use of cash for the acquisition of Genesee Park, tenant improvement projects, leasing commissions and capital projects, offset by the proceeds from the sale of Del Monte Center.
Net cash used in financing activities decreased $320.0 million to $83.9 million for the nine months ended September 30, 2026 compared to $403.9 million for the nine months ended September 30, 2025. The decrease in cash used in financing activities was primarily due to the repayment of the $225 million aggregate outstanding balance on our Term Loan B and Term Loan C on January 2, 2025 and the repayment of the $100 million outstanding balance on our Series C Notes, on February 3, 2025. This was partially offset by an increase in debt issuance costs related to the Fourth Amended and Restated Credit Facility entered into on April 1, 2026.
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
The following is a reconciliation of our NOI to net income for the three and nine months ended September 30, 2026 and 2025 computed in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net operating income	$71,134	$66,281	$205,983	$201,193
General and administrative	(8,659)	(9,500)	(26,354)	(27,662)
Depreciation and amortization	(33,029)	(32,014)	(98,052)	(95,290)
Interest expense, net	(19,971)	(19,773)	(59,609)	(58,337)
Gain on sale of real estate	—	—	—	44,476
Other income, net	543	927	1,579	2,769
Net income	$10,018	$5,921	$23,547	$67,149

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
The following table sets forth a reconciliation of our net income, the nearest GAAP equivalent, to FFO for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share and share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Funds from Operations (FFO)
Net income	$10,018	$5,921	$23,547	$67,149
Plus: Depreciation and amortization of real estate assets	33,029	32,014	98,052	95,290
Less: Gain on sale of real estate	—	—	—	(44,476)
Funds from operations	43,047	37,935	121,599	117,963
Less: Nonforfeitable dividends on restricted stock awards	(215)	(181)	(647)	(541)
FFO attributable to common stock and units	$42,832	$37,754	$120,952	$117,422
FFO per diluted share/unit	$0.56	$0.49	$1.57	$1.53
Weighted average number of common shares and units, diluted (1)	76,912,958	76,732,590	76,899,707	76,729,280
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
Fixed Interest Rate Debt
Our outstanding notes payable obligations (maturing at various times through October 2034) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2026, we had $1.6 billion of fixed rate debt outstanding with an estimated fair value of $1.5 billion. If interest rates at September 30, 2026 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $43.7 million. If interest rates at September 30, 2026 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $65.8 million. The carrying values of our revolving line of credit and term loan approximate fair value since the interest rates are variable and reset frequently based on SOFR.
Variable Interest Rate Debt
At September 30, 2026, we had variable debt of $100.0 million related to Term Loan A outstanding which is effectively fixed by interest rate swap agreements through January 5, 2027, subject to adjustments based on our consolidated leverage ratio. After January 5, 2027, interest is accrued at a variable rate based on the applicable SOFR plus a spread which ranges from 1.20%-1.70% based on our consolidated leverage ratio. Based upon this amount of variable rate debt, if market interest rates increased or decreased by 1.0%, our annual interest expense would increase or decrease, respectively, by approximately $0.8 million. We have historically entered into forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect our interest expense related to our future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein for certain quantitative details related to the interest rate swaps and for a discussion on how we value derivative financial instruments.
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
American Assets Trust, Inc. has carried out an evaluation, under the supervision and with the participation of management, including American Assets Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2026, that American Assets Trust, Inc.'s disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including American Assets Trust, Inc.'s Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
The Operating Partnership has carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of its disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2026, that the Operating Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by it in reports filed or submitted under the Exchange Act (1) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

American Assets Trust, Inc.		American Assets Trust, L.P.
By: American Assets Trust, Inc.
Its: General Partner

/s/ ADAM WYLL		/s/ ADAM WYLL
Adam Wyll		Adam Wyll
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ ROBERT F. BARTON		/s/ ROBERT F. BARTON
Robert F. Barton		Robert F. Barton
Executive Vice President, Chief Financial Officer		Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)		(Principal Financial and Accounting Officer)

Date:	October 30, 2026	Date:	October 30, 2026